Form 10-Q
INTERFILM INC
filed 1996-05-20
CIK 911216

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the transition period from       to
                                                -----    -----

                         Commission File Number 0-22686

                                INTERFILM, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                 95-4078884
               (State or other jurisdiction of            (I.R.S. Employer
              incorporation or organization)              Identification No.)


            110 Greene Street, Suite 601, New York, New York  10012
             (Address of principal executive offices and zip code)

      Registrant's telephone number, including area code:  (212) 334-5900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.

                           Yes     X           No
                                  ---             ---

As of May 15, 1996 there were 4,327,500 shares of Common Stock, par value $0.01 per share, outstanding.


                           Total number of pages:  13

         _____________________________________________________________

INTERFILM, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                                          Page

Index                                                                       2

Part I -- Financial Information

          Item 1.  Financial Statements:

          Consolidated Balance Sheets as of March 31, 1996 and
          December 31, 1995                                                 3

          Consolidated Statements of Operations for the Three Months
          Ended March 31, 1996 and 1995                                     4

          Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1996 and 1995                                           5

          Notes to Consolidated Financial Statements                        6

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7-12

Part II -- Other Information

          Item 1.  Legal Proceedings                                        12
          Items 2 - 6.  None                                                12

Signatures                                                                  13

INTERFILM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1996 AND DECEMBER 31, 1995

                                                      March 31,    December 31,
                                                        1996           1995
                                                        ----           ----
                                                    (unaudited)
                                                    ------------   ------------
ASSETS
 Cash and cash equivalents                          $    113,000   $     26,000
 Short-term investments                                       -         257,000
 Prepaid expenses and other assets                        63,000         20,000
                                                    ------------   ------------
TOTAL                                               $    176,000   $    303,000
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
 Accounts payable and accrued expenses              $    159,000   $    130,000
 Accrued compensation and related expenses               350,000        298,000
 Contracts payable (note 4)                              252,000        252,000
 Notes payable - stockholders                            264,000        264,000
 Accrued interest                                         17,000         12,000
                                                    ------------   ------------
   Total liabilities                                   1,042,000        956,000
                                                    ------------   ------------

STOCKHOLDERS' DEFICIT:
 Preferred stock, $.01 par value, 2,000,000 shares
  authorized; none issued or outstanding
 Common stock, $.01 par value, 10,000,000 shares
  authorized; 4,327,500 issued and outstanding            43,000         43,000
 Additional paid-in capital                           16,100,000     16,100,000
 Accumulated deficit                                 (17,009,000)   (16,796,000)
                                                    ------------   ------------

   Total stockholders' deficit                          (866,000)      (653,000)
                                                    ------------   ------------

TOTAL                                               $    176,000   $    303,000
                                                    ============   ============

See notes to consolidated financial statements

INTERFILM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 and 1995 (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                   1996                     1995
                                                                   ----                     ----
REVENUES:
 System sales                                                   $       -               $ 1,236,000
 Other                                                                  -                     7,000
                                                                ----------              -----------

   Total revenues                                                       -                 1,243,000
                                                                ----------              -----------

COSTS AND EXPENSES:
 Cost of revenues                                                       -                   935,000
 Amortization of cinematic game costs                                   -                 1,704,000
 Depreciation and Amortization                                          -                    93,000
 Selling, general and administrative                               209,000                  945,000
                                                                ----------              -----------

   Total costs and expenses                                        209,000                3,677,000
                                                                ----------              -----------

                                                                  (209,000)              (2,434,000)
                                                                ----------              -----------
OTHER INCOME (EXPENSES):
 Interest income                                                     1,000                   32,000
 interest expense                                                   (5,000)                 (24,000)
 Realized gains on sale of short-term inv's.                            -                    33,000
                                                                ----------              -----------

   Total Other Income (Expenses)                                    (4,000)                  41,000
                                                                ----------              -----------

LOSS FROM CONTINUING OPERATIONS
   BEFORE PROVISION FOR INCOME TAXES                              (213,000)              (2,393,000)

PROVISION FOR INCOME TAXES                                              -                     3,000
                                                                ----------              -----------

LOSS FROM CONTINUING OPERATIONS                                   (213,000)              (2,396,000)
DISCONTINUED OPERATIONS:                                        ----------              -----------
-----------------------
 Income (Loss) from discontinued operations                             -                    81,000
                                                                ----------              -----------
  Total loss from discontinued operations                               -                    81,000
                                                                ----------              -----------

NET LOSS                                                        $ (213,000)             $(2,315,000)
                                                                ==========              ===========

PER SHARE INFORMATION:
 Weighted average shares outstanding                             4,327,500                4,327,500
                                                                ==========              ===========

 Net (Loss) per share from continuing operations                $    (0.05)             $     (0.55)
 Net (Loss) Income per share from discontinued operations               -                      0.02
                                                                ----------              -----------

 Net loss per share                                             $    (0.05)             $     (0.53)
                                                                ==========              ===========

See notes to consolidated financial statements

INTERFILM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                                 Three Months Ended March 31,
                                                                1996                     1995
                                                                ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $   (213,000)            $ (2,315,000)
 Adjustments to reconcile net loss to net cash provided
  by (used in) operating activities:
 Depreciation                                                        -                    66,000
 Amortization of deferred compensation                               -                     5,000
 Amortization of purchased technology                                -                    27,000
 Amortization of cinematic games                                     -                 1,704,000
 Realized gains on sale of short-term inv's                          -                   (33,000)
 Short-term investments                                         257,000                1,699,000
 Prepaid expenses and other assets                              (43,000)                 (73,000)
 Inventories                                                         -                   766,000
 Accounts and notes receivable                                                          (179,000)
 Accounts payable and accrued liabilities                        29,000                  246,000
 Accrued compensation and related expenses                       52,000                       -
 Accrued interest                                                 5,000                       -
 Deferred revenue                                                    -                  (111,000)
 Net assets of discontinued operations                               -                    39,000
                                                           ------------             ------------
   Net cash provided by (used in) operating activities           87,000                1,841,000
                                                           ------------             ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment                               -                  (233,000)
 Expenditures for cinematic game costs                               -                (1,756,000)
                                                           ------------             ------------
     Net cash used in investing activities                           -                (1,989,000)
                                                           ------------             ------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                            87,000                 (148,000)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                             26,000                  218,000
                                                           ------------             ------------
CASH AND CASH EQUIVALENTS,
 END OF PERIOD
                                                           $    113,000             $     70,000
                                                           ============             ============

See notes to consolidated financial statements

INTERFILM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL STATEMENT PRESENTATION:
NOTE 1
     Interfilm, Inc. ("Interfilm" or the "Company"), formerly Ediflex Systems, Inc., was incorporated in Delaware on November 26, 1986 to manufacture analog video editing systems and to market the system to the professional television and motion picture post-production industry. Interfilm Technologies, Inc. ("Interfilm Technologies") was organized in New York on July 6, 1992 to exploit the rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures, which the Company refers to as "Cinematic Games," for initial exhibition in theatres and subsequently in enhanced versions for distribution to the home market. Interfilm Technologies also developed its Interfilm Technology System (the "IT System"). To date, Interfilm Technologies has devoted a majority of its resources to the development and production of its Cinematic Games and research and development activities directed toward its technology.

     On November 4, 1993 the Company acquired (the "Acquisition") all of the outstanding capital stock of Interfilm Technologies, in exchange for Common Stock. The principal purpose of the Acquisition was to combine the rights to the interactive motion picture concept and the IT System, and the development and creative skills of the principals of Interfilm Technologies, with the motion picture industry background and experience of the principals of Interfilm. The Company's initial public offering was consummated on October 28, 1993. The Acquisition has been reflected for accounting purposes as the acquisition of Interfilm by Interfilm Technologies (a reverse acquisition) at historical cost.

     The unaudited, consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information, and accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the more detailed financial statements and related footnotes included in the company's Annual Report on Form 10-K for the year ended December 31, 1995 filed with the Securities and Exchange Commission on March 29, 1996.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995, respectively. The results of operations for the periods ended March 31, 1996 are not necessarily indicative of the results expected for the entire year ending December 31, 1996.

NOTE 2
     On May 10, 1995, the Board of Directors of the Company decided to substantially curtail the operations of the Company and initiate legal proceedings against the Sony Corporation of America ("Sony") for, among other things, breach of contract, and other causes of action (see Item 2, Litigation against Sony). Since that time the Company has conducted no on-going business other than (a) liquidating its assets, (b) terminating existing contracts, (c) negotiating the repayment terms for obligations to its primary creditors, and
(d) attempting to find acquisition or merger candidates (see Note 3).

     The Company's assets are currently less than its liabilities. In order to address this situation, the Company has, on an on-going basis, been negotiating with its creditors to reduce such liabilities although there can be no assurance that the Company will be able to reach agreement with all of its creditors (See "Liquidity and Capital Resources").

NOTE 3
     On April 12, 1996, the Company announced that it has entered into an Agreement and Plan of Reorganization (the "Acquisition Agreement") with RhoMed Incorporated ("RhoMed"). Pursuant to the Agreement and Plan, at the closing of the transaction, RhoMed will become a wholly-owned subsidiary of Interfilm and the shareholders of RhoMed will hold an approximately 90% interest in the equity securities of Interfilm on a fully diluted basis, with the current stockholders of Interfilm retaining an 8% interest and other parties holding approximately 2%. These percentages are calculated before taking into account shares issued and to be issued in a private placement of RhoMed securities and certain shares which may be issuable pursuant to stock options of RhoMed to be assumed by the Company. The transaction is contingent on a number of conditions, including the receipt of a permit from the California Department of Corporations for the issuance of the Interfilm securities to the RhoMed shareholders. Further, effective immediately following the closing of the transaction, the current officers and directors of Interfilm will resign and will be replaced by the current officers and directors of RhoMed.

     Under the Acquisition Agreement, certain assets and liabilities of Interfilm (consisting principally of certain intellectual property and litigation claims against Sony) will be transferred to a separate entity for the benefit of the stockholders of Interfilm as of a record date immediately prior to closing.

     RhoMed is a development stage biopharmaceutical company focused on the development of a platform technology for the design and synthesis of receptor-specific metallopeptide mimics of native peptides, as well as other types of molecules, such as steroids and hormones. RhoMed believes that this technology may represent an advantageous pathway to drug design and development for a broad range of diagnostic and therapeutic applications. Following the closing of the transaction, the business of RhoMed shall represent the on-going business of the combined entity.

NOTE 4
     On April 18, 1996 the Company entered into a settlement agreement with General Cinema Theatres ("General Cinema") whereby General Cinema accepted $35,000 as payment in full against a contractual obligation that was accrued on the Company's books for $252,000. Accordingly, during the second quarter of 1996, the Company will recognize income of $217,000 for the difference between the amount accrued and the actual amount paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

RECENT DEVELOPMENTS:

CURTAILMENT OF COMPANY'S OPERATIONS:
     On May 10, 1995, the Board of Directors of the Company decided to substantially curtail the operations of the Company and initiate legal proceedings against Sony for, among other things, breach of contract, and other causes of action. The decision to materially curtail operations was made after taking into account a number of factors, although it was substantially the result of Sony's failure, through its subsidiary AEC, to meet its contractual obligations to the Company to produce additional Cinematic Games for release. Since curtailment, the Company has terminated all but two of its employees, canceled all of its property leases, and has been largely dormant other than pursuing its litigation claims against Sony and seeking a merger with (or reverse acquisition of) a third party. (See "Liquidity and Capital Resources").

     The Company's assets are currently less than its liabilities. In order to address this situation, the Company has, on an on-going basis, been negotiating with its creditors to reduce such liabilities although there can be no assurance that the Company will be able to reach agreement with all of its creditors (See "Liquidity and Capital Resources").

THE COMPANY'S CURRENT PLANS:
     During the past few months, the Company has reviewed a number of reverse acquisition proposals. In this connection, the Company entered into the Acquisition Agreement with RhoMed and a newly formed wholly owned subsidiary of the Company, InSub ("InSub"), whereby InSub will merge with and into RhoMed
(the "Merger"). Pursuant to the Merger, each share of RhoMed Preferred Stock outstanding immediately prior to the effective date of the Merger (the "Effective Time") will be converted into .01 shares of the Series A Convertible Preferred Stock of Interfilm (the Interfilm Series A Preferred"), and each share of RhoMed Common Stock outstanding immediately prior to the Effective Time will be converted into .01 shares of Series B Convertible Preferred Stock of Interfilm (the "Interfilm Series B Preferred"). Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Effective Time (the "RhoMed Derivative Securities"), including without limitation, any rights underlying RhoMed's qualified or non-qualified stock option plans, will be automatically converted into rights upon exercise to receive Interfilm capital stock in the same manner in which the shares of RhoMed Common Stock are to be converted at the Effective Time.

     Holders of each class of Preferred Stock will be entitled to vote on matters submitted to a vote of stockholders of Interfilm as if the applicable shares of Preferred Stock were converted into shares of Common Stock. Each share of the Interfilm Series A Preferred Stock will automatically convert into
466.95404349 shares of Interfilm Common Stock and each share of Interfilm Series B Preferred Stock will automatically convert into 184.332593 shares of Interfilm Common Stock upon the filing of an amendment to Interfilm's Certificate of Incorporation increasing the number of authorized shares of Common Stock.

     In connection with the Merger, the holders of the RhoMed Preferred Stock and RhoMed Common Stock (including the holders of RhoMed Derivative Securities) will be receive an aggregate of approximately 90% of the outstanding capital stock of Interfilm (on a fully diluted basis) after giving effect to the (a) shares of Interfilm Series A Preferred Stock and Interfilm Series B Preferred issuable pursuant to the merger, and (b) shares of the capital stock of Interfilm issuable pursuant to the exercise or conversion of the RhoMed Derivative Securities. The current stockholders of Interfilm will retain approximately an 8% interest and other parties will hold approximately 2%.
These percentages are calculated before taking into account shares issued and to be issued in a private placement of RhoMed securities up to an amount of $10,750,000 and certain shares which may be issuable pursuant to stock options of RhoMed to be assumed by the Company.

     As a result of the Merger, RhoMed will become a wholly owned subsidiary of Interfilm. The merger will not affect any of the rights of the existing security holders of Interfilm except that, upon the merger, such holders will indirectly receive their pro rata share of certain assets of Interfilm existing immediately prior to the closing.

     Immediately prior to the Effective Time, all of the then remaining assets of Interfilm (the "Interfilm Assets") will be transferred to a separate entity for the benefit of the stockholders of Interfilm as of a record date immediately prior or the Effective Time. It is expected that such entity will either be a liquidating trust or limited partnership. The Interfilm Assets consist principally of funds which may be recoverable from a lawsuit filed against Sony Corporation of America ("Sony") and certain intellectual property rights of Interfilm. The Interfilm Assets will be available to secure the indemnification obligations of Interfilm pursuant to the Reorganization Agreement, including any tax (including interest and penalties) imposed on Interfilm arising from the transfer of the Interfilm Assets.

LITIGATION AGAINST SONY:
     On May 10, 1995, the Company initiated legal proceedings against Sony for, among other things, breach of contract and other causes of action related to the actions or inactions of Sony under the Sony New Technologies Agreement entered into by and between the Company on the one hand, and Advanced Exhibition Corporation ("AEC"), an indirect subsidiary of Sony, and Sony Theatres, on the other hand, in April 1993 and which was subsequently amended as of November 19, 1993 and October 19, 1994, (collectively, the "Sony New Technologies Agreement"). Pursuant to the original terms of the Sony New Technologies Agreement, Sony was obligated, among other things, to develop, produce, market, distribute and exhibit three Cinematic Games ("Sony-financed Cinematic Games"). Subsequently, at Sony's request, the Sony New Technologies agreement was amended so that Sony's commitment to produce Cinematic Games was reduced to two Cinematic Games in exchange for, among other things, an increased financial marketing commitment by Sony. The first Sony-financed Cinematic Game was initially slated for a first half 1994 release, although the release date was delayed until February 1995, when "Mr. Payback", the first Sony-financed Cinematic Game, was released. Among other things, the Company alleges that the delay in the opening of the first Cinematic Game, which delay the Company alleges was primarily a result of Sony's failure to abide by the terms of the Sony New Technologies Agreement, seriously harmed the Company. Under the terms of the revised Sony New Technologies Agreement, Sony was obligated to begin principal photography of the next Sony-financed Cinematic Game by May 15, 1995. Because Sony advised the Company that Sony had no intention of producing, distributing and marketing additional Sony-financed Cinematic Games, the Company decided initiated litigation against Sony.

     On July 7, 1995, Sony filed a motion to dismiss or stay the action on grounds of Forum Non Conviens arguing that New York rather than California was the appropriate venue for the action. A hearing on the motion was held on September 13, 1995, at which time, the California Court ruled in favor of the Sony motion. The Company has elected not to pursue an appeal of the California Court's ruling and has instead engaged counsel in New York to file the lawsuit and pursue its claims in New York. In April 1996 the Company refiled the cause of action in New York.

     The Company believes it has legitimate claims against Sony and has asked for significant monetary damages. There are many uncertainties associated in any litigation proceeding which the Company cannot foresee, including the ultimate financial cost to the Company of pursuing the litigation to a final judgment. Additionally, it should be noted that Sony has far greater resources than the Company and could prevail in the litigation if the Company's financial resources are depleted (see "Liquidity and Capital Resources'), regardless of the merits of the Company's claims. The Company has retained New York litigation counsel on a fee arrangement that is contingent upon the results of the litigation. There can be no assurance as to the outcome of the litigation, or even if the Company ultimately obtains a judgment against Sony, whether the Company will be awarded an amount sufficient to cover its losses suffered as a result of the aforesaid breaches. Although the Sony litigation is being pursued on a contingency fee basis, the Company is responsible to pay all out-of-pocket costs for which the Company has already deposited $25,000 into escrow with its New York litigation attorneys. The Company will place additional funds into escrow as needed. The Company believes it has sufficient funds to cover such out-of-pocket costs although there can be no assurance that the Company will be able to pay all such costs. In the event the Company does not have sufficient funds to cover such expenses it may have to look to an outside third party to fund such expenses or cause the litigation to be dismissed.

SOURCES OF REVENUE
     With the curtailment of its operations, the Company has no reasonable expectations of any revenue in the foreseeable future.

RESULTS OF OPERATIONS
     On May 10, 1995, the Board of Directors decided to substantially curtail the operations of the Company. The consequences of such curtailment included the write down of substantially all of the Company's remaining assets associated with its Cinematic Game business and other selected assets to net realizable value, as well as the accrual of certain liabilities.

     System sales for the three months ended March 31, 1996 and 1995 were $0 and $1,236,000 respectively and represent sales of the Company's IT System to theatre operators. Costs of revenues for same periods were $0 and $935,000 respectively, and represent the costs of goods associated with the Company's IT System.

     Other revenues were $0 and $7,000for the three months ended March 31, 1996 and 1995 respectively and represent programming and technology fees charged by the Company to theater exhibitors.

     Selling, general and administrative expenses for the three months ended March 31, 1996 were $209,000, and consist primarily of legal fees associated with the Company's litigation claims against Sony and other general and administrative expenses associated with pursuing a merger or acquisition candidate. For the same three month period ending March 31, 1995, Selling, general and administrative expenses were $945,000 and represented the Company's effort to build public awareness and product identity for its Cinematic Games, expenses associated with technical advancements of the IT System, as well as, other expenditures include salaries and employee benefits, professional fees, and other general and administrative expenses such as rent and telephone expenses.

     Depreciation and amortization expense for the three months ended March 31, 1996 and 1995 were $0 and $93,000 respectively, and represents depreciation and amortization of the Company's property and equipment, and purchased technology.

     On October 7, 1994, the Company elected to discontinue its editing division due to its inability to establish profitability, and the Company's desire to fully focus its efforts in the interactive motion picture business. Gains from the discontinued division totaled $0 and $81,000for the three months ended March 31, 1996 and 1995, respectively.

     Other (expenses) and income for the three months ended March 31, 1996 and 1995 were ($4,000 and $41,000 respectively, and represent the combination of interest and dividend income earned on the Company's marketable securities, interest expense from the Company's bank line of credit and, gains and losses from the sale of the Company's marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

     On May 10, 1995, the Board of Directors of the Company decided to substantially curtail the operations of the Company and initiate legal proceedings in Superior Court of the State of California against the Sony Corporation of America ("Sony") for, among other things, breach of contract, and other causes of action (see Litigation against Sony). Since that time the Company has conducted no on-going business other than (a) liquidating its assets, (b) terminating existing contracts, (c) negotiating the repayment terms for obligations to its primary creditors, and (d) attempting to find acquisition or merger candidates (see Note 3 and Item 2 "the Company's Current Plans").

     The Company's assets are currently less than its liabilities. In order to address this situation, the Company has, on an on-going basis, been negotiating with its creditors to reduce such liabilities although there can be no assurance that the Company will be able to reach agreement with all of its creditors.

     For the three month period ended March 31, 1996, net cash provided by operating activities was $87,000and resulted primarily from the net of the proceeds from the sales of marketable securities, and a net loss of $213,000.

INFLATION AND SEASONALITY AND VARIATION IN QUARTERLY RESULTS

     As the Company's operations will be largely dormant, neither inflation nor seasonality and variation in quarterly results should have any effect on the Company

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     On May 10, 1995 the Company initiated legal proceedings against Sony in Superior Court of the State of California for, among other things, breach of contract, fraud and other causes of action. (See "Item 2. Litigation against Sony".) In April 1996, the Company refiled the action in the Supreme Court of the State of New York. Except for the above mentioned litigation, the Company is not involved in any other material legal proceedings, other than ordinary routine litigation incidental to the Company's business.

ITEMS 2. - 5.  NONE.

ITEM 6.

     (A) Exhibit 27 - FDS

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  INTERFILM, INC.
                                  -----------------
                                     (Registrant)



    May 14, 1996                  /s/ William Franzblau
 ------------------               --------------------------
    (Date)                         William Franzblau
                                   Chief Operating Officer, and
                                   Principal Executive Officer


    May 14, 1996                  /s/ Brian Cooper
 -------------------              ------------------------
  (Date)                          Brian Cooper
                                  Vice President of Finance