Form 10KSB
period 1996-06-30
PALATIN TECHNOLOGIES INC
filed 1996-09-30
CIK 911216

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-KSB

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from September 1, 1995 to June 30, 1996

                         Commission file number 0-22686

                      ------------------------------------



                           PALATIN TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      95-4078884
(State of incorporation or organization)   (I.R.S. Employer Identification No.)

   214 CARNEGIE CENTER - SUITE 100
         PRINCETON, NEW JERSEY                               08540
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (609) 520-1911

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. |_|

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of September 24, 1996, was $21,111,385.

The Registrant's revenues for the period ended June 30, 1996 were $24,457.

As of September 24, 1996, 11,537,412 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]
===============================================================================

                               TABLE OF CONTENTS

                                     PART I                                PAGE
                                                                           ----
Item  1.   Business.........................................................  1

Item  2.   Property......................................................... 16

Item  3.   Legal Proceedings................................................ 16

Item  4.   Submission of Matters to a Vote of Security Holders.............. 17


                                    PART II

Item  5.   Market for Registrant's Common Equity
           and Related Stockholder Matters.................................. 17

Item  6.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations................. 18

Item  7.   Financial Statements............................................. 21

Item  8.   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure........................... 21


                                     PART III

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................ 22

Item 10.   Executive Compensation........................................... 25

Item 11.   Security Ownership of Certain Beneficial Owners and Management... 30

Item 12.   Certain Relationships and Related Transactions................... 33

Item 13.   Exhibits, Financial Statements and Reports on Form 8-K........... 36

Signatures.................................................................. 40

      Unless the context otherwise requires, (a) all references to the "Company" or "Palatin" include Palatin Technologies, Inc. and its wholly-owned subsidiary, RhoMed Incorporated ("RhoMed"), (b) all references to "Interfilm" relate to the Company prior to June 25, 1996 (the effective date of the Merger, as such term is hereafter defined), and (c) all references to the Company's activities, results of operations and financial condition prior to June 25, 1996 relate to RhoMed.



                                     PART I

ITEM 1.    BUSINESS.

INTRODUCTION

      Through its wholly-owned subsidiary, RhoMed, the Company is a development-stage biopharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. Since June 25, 1996, the effective date of the Merger, the business of RhoMed represents the on-going business of the Company (see "History and Merger" in this Item 1).

      The Company concentrates its activities in two technology areas, each of which the Company believes has potential diagnostic and therapeutic applications. These technologies involve the Company's (1) Metal Ion-induced Distinctive Array of Structures ("MIDAS") metallopeptide technology and (2) direct radiolabeling techniques.

      The Company believes that the MIDAS technology represents a platform technology which could enable the design and synthesis of novel peptide analogs or mimics (see "Research and Development -- MIDAS Technology" in this Item 1). Further, the Company believes that its MIDAS technology may provide the Company with the flexibility to generate its own pharmaceutical products, and the ability to target and complement existing product portfolios and technological bases of other companies.

      The Company is developing two products incorporating its direct radiolabeling technology, (1) Leu-Tech, an infection and inflammation imaging product (see "Direct Radiolabeling Technology -- Leu-Tech Diagnostic Imaging Product" in this Item 1), and (2) PT-2, a radiotherapeutic peptide somatostatin analog for cancer therapy (see "Direct Radiolabeling Technology -- PT-2 Cancer Therapeutic Product" in this Item 1).

      The Company is at an early stage of development and has not yet completed the development of any products based on either its metallopeptide technology (MIDAS) or its radiolabeling technology. Accordingly, the Company has not begun to market or generate revenues from the commercialization of any such products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. There can be no assurance that the Company will be successful in entering into strategic alliances or collaborative arrangements that might result in significant revenues to the Company. The Company's technologies and products under development will require significant time-consuming and costly research, development, pre-clinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will exhibit the expected biological results in humans, that its products will prove to be safe and efficacious in clinical trials, that its products will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of any of the

Company's products. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address successfully such problems and delays would have a material adverse effect on the Company's business, financial condition and results of operations.

      When used herein, the words "believes," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

HISTORY AND MERGER

      Palatin Technologies, Inc., formerly Interfilm, Inc., was incorporated under the laws of the State of Delaware on November 21, 1986. From November 4, 1993, when Interfilm acquired Interfilm Technologies, Inc., a New York corporation, through May 9, 1995, Interfilm was primarily engaged in the business of exploiting the rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. Interfilm consummated an initial public offering on October 28, 1993, and on May 10, 1995, the Board of Directors of Interfilm decided to substantially curtail the operations of Interfilm and its subsidiaries. Interfilm, prior to June 25, 1996, had conducted no business activities since May 10, 1995.

      Merger with RhoMed. On June 25, 1996, a newly formed, wholly-owned subsidiary of Interfilm, Interfilm Acquisition Corporation ("InSub"), a New Mexico corporation, merged with and into RhoMed Incorporated ("RhoMed"), a New Mexico corporation, and all of RhoMed's outstanding equity securities were ultimately exchanged for equity securities of the Company (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Derivative Securities" as hereafter defined) receiving an aggregate of an approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Derivative Securities"), including without limitation, any rights underlying RhoMed's qualified and nonqualified stock option plans, were automatically converted into rights to receive, upon exercise, the Company's common stock, $.01 par value per share (the "Common Stock"), in the same manner in which shares of RhoMed common stock were converted. Since the former stockholders of RhoMed acquired, by reason of the Merger, more than a 50% controlling interest in the Company, the Merger has been treated, for accounting purposes, as a reverse acquisition. Consequently, the historical financial statements of the Company prior to June 25, 1996, are those of RhoMed.

      In connection with the Merger, certain pre-Merger assets and liabilities of the Company and one of its wholly-owned subsidiaries, consisting principally of certain intellectual property and litigation claims against Sony Corporation of America and related entities, were transferred to an unaffiliated limited liability partnership for the benefit of the Company's pre-Merger stockholders as of a record date of June 21, 1996 (see Item 3, Legal Proceedings).

      On July 19, 1996, the Company filed an amendment to its Certificate of Incorporation (the "Charter Amendment"), which (1) effected the change of name of the Company from Interfilm, Inc. to Palatin Technologies, Inc., (2) increased the total number of authorized shares of the Company's Common Stock from 10,000,000 to 25,000,000 and (3) effected a 1-for-10 reverse split of the Common Stock.

      As a result of the Merger and the Charter Amendment, each share of RhoMed preferred stock was converted into .46695404349 shares of Common Stock, and each share of RhoMed common stock was converted into .184332593 shares of Common Stock.

RESEARCH AND DEVELOPMENT -- MIDAS TECHNOLOGY

      Role and Function of Peptides. Peptides, short chains of amino acids, play important roles in regulating a variety of biological functions. Natural peptides function by conforming or bending to fit specific molecules on cell surfaces, called receptors, thereby signaling the cell to initiate a biological activity. Many important biological functions that are affected in this manner include overall growth and behavior, inflammatory responses, immune responses and wound healing.

      In order to effectively regulate cell signaling, a peptide must bind to its target receptor with high affinity. The affinity of a peptide for its target receptor is highly dependent on its three-dimensional shape or conformation. Many naturally occurring peptides are flexible and can take on multiple conformations, allowing them to interact with more than one type of cell receptor, and to control multiple functions within the body. However, when such peptides are used as drugs, this multiple reactivity is a disadvantage as it may lead to side effects. The ability to construct high-affinity, receptor-specific peptides offers a significant opportunity to develop potent receptor-specific drugs.

      Introduction to MIDAS Technology. The Company believes that its MIDAS technology can be used to rationally design and produce receptor-specific drugs. Using MIDAS, highly stable metallopeptide complexes are formed, in which the metal ion locks or constrains the peptide into a specific conformation. By designing MIDAS metallopeptides to mimic the conformation required for a specific receptor, a stable, receptor-specific drug, with high affinity and enhanced biological activity, can be made.

      The Company believes that it has been difficult for the pharmaceutical industry to develop effective peptide-based drugs for two major reasons:

      1. Molecular instability - Many peptides are highly unstable in the body, becoming rapidly degraded by proteases and peptidases (natural enzymes).

      2. Inefficient binding affinity - The molecular configuration of peptides often precludes them from binding efficiently to the three-dimensional shaped receptor site present on the target cell. This inefficiency results in low levels of biological response.

      The Company believes that it has demonstrated, in both in vitro testing and animal models, the ability of specific MIDAS-based peptides to overcome these two hurdles. Accordingly, the Company believes that this technology offers a new platform for drug development, with the potential to overcome obstacles which have limited the development of peptide drugs. No MIDAS peptide product has been tested in humans, and there can be no assurance that results obtained in animal and in vitro studies can be obtained in human studies, or that MIDAS peptide products will prove to be safe and efficacious in clinical trials.

      The Company's MIDAS technology is intended to allow the design and development of metallopeptide mimics of native peptides, as well as other types of molecules, such as steroids. The Company believes that MIDAS metallopeptides can be specifically and rationally designed to act as drugs to treat diseases for which a receptor-specific pathway or interaction has been identified.

      Because of the intrinsic design of MIDAS peptides as metallopeptides, they are highly resistant to peptidase and enzyme degradation. The Company believes that MIDAS peptides will provide superior performance, compared to conventional peptides, by remaining biologically active in the body, with minimal degradation, for longer periods of time. The Company believes that at least some peptides made using this technology can be administered orally, with no significant enzymatic degradation.

      In addition, the Company believes that random combinatorial libraries of MIDAS molecules can be developed and used for screening to provide one or more lead molecules specific to a given biological receptor target. The Company has designed methods for random combinatorial libraries using MIDAS, but has not yet constructed any such libraries.

      To date, the Company's research efforts have focused on development of MIDAS analogs of tuftsin, a natural immunomodulatory peptide, and on development and evaluation of a series of MIDAS analogs specific to the family of RGD amino acid-specific receptors, which are involved in platelet activation, angiogenesis and related biological events.

      MIDAS RM-T-1 Construct. The Company's lead MIDAS tuftsin analog, RM-T-1, is a five-amino acid construct, which may be labeled with technetium-99m or isotopes of rhenium. When labeled with technetium-99m, the Company believes that RM-T-1 can be used as a diagnostic agent to diagnose infections and inflammations. RM-T-1 is in pre-clinical evaluation, with animal studies being conducted at the Company's facilities and at Brookhaven National Laboratory.

      The Company is also evaluating the use of RM-T-1 and related analogs, complexed with a non-radioactive isotope of rhenium, as immunostimulatory agents, to stimulate and regulate the body's immune system, with potential application as a therapeutic agent for treatment of a variety of conditions involving a compromised or deficient immune system.

      The Company intends to continue animal and in vitro studies with RM-T-1 and related analogs for identified indications, and if results warrant, to initiate one or more clinical trials for use of RM-T-1 and related analogs. There can be no assurance that the Company's tuftsin program will be successful, that products, if any, will exhibit the expected biological results in humans, or that products will prove to be safe and efficacious in clinical trials.

      MIDAS RGD Constructs. RGD is a well characterized three-amino acid peptide sequence which binds to a variety of integrin receptors, including the GP IIb/IIIa receptor found on platelets, and vitronectin and fibronectin receptors found on a variety of cells, including endothelial cells and certain tumor cells. The Company is developing and evaluating a series of MIDAS RGD analogs, and is conducting in vitro evaluation of specificity and affinity to various integrin receptors, including platelet GP IIb/IIIa receptors and vitronectin receptors.

      Initial pre-clinical work on development of a MIDAS metallopeptide for the GP IIb/IIIa receptor is supported, in part, by a Phase I grant under the Small Business Innovative Research ("SBIR") program awarded to the Company by the National Institutes of Health of the Department of Health and Human Services. The Phase I award is for $94,970, and, contingent upon completion of Phase I, the Company can apply for a Phase II SBIR grant in an amount of up to $750,000, although there can be no assurance that Phase I will be satisfactorily completed, or that a Phase II grant will be awarded.

      The Company is continuing its research on biological activity and specificity of MIDAS RGD constructs, but has not yet identified specific product applications. There can be no assurance that the Company's MIDAS RGD research and development programs will be successful, that products, if any, will exhibit the expected biological results in humans, or that products will prove to be safe and efficacious in clinical trials.

      Other Opportunities. The Company develops MIDAS peptides by applying its proprietary technologies in the areas of peptide design and engineering and radiolabeling chemistry. After the Company identifies a receptor-specific pathway or interaction relating to a selected disease, the Company intends to use rational drug design principles to develop a MIDAS peptide that it believes will, upon labeling with a metal ion, bind to the receptor target with high affinity.

      The Company is evaluating a number of product opportunities for its MIDAS technology, and believes that this technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company intends to expand the research and development of these other MIDAS applications primarily through strategic alliances with other entities. No predictions can be made regarding the establishment or the timing of such alliances. The Company expects to devote resources to these other areas to the extent funding is available. No prediction can be made, however, as to when or whether the areas of research described above will yield new scientific discoveries, or whether such research will lead to new commercial products.

DIRECT RADIOLABELING TECHNOLOGY

      The Company has developed and patented radiolabeling technologies for the direct radiolabeling of antibodies, peptides and other proteins with diagnostic and therapeutic radioisotopes.

      Leu-Tech Diagnostic Imaging Product. Leu-Tech, a product under development that utilizes direct radiolabeling technology, is a murine (or mouse) monoclonal antibody-based product designed to be labeled with the diagnostic radioisotope technetium-99m, a commonly-used radioisotope which emits signals that can be detected using widely available nuclear medicine diagnostic equipment. When labeled with technetium-99m, Leu-Tech is intended for diagnosis of infections, occult abscesses, sites of inflammatory disease and other conditions involving high concentrations of white blood cells.

      The Company believes that the Leu-Tech product can be used for the rapid diagnosis of a variety of undiagnosed infections and occult abscesses. Occult abscesses are hidden infections that are generally characterized as being highly localized. Examples of typical occult abscesses include infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract abscesses, as well as bone, prosthetic and other abscesses. In a typical abscess, as in most infections, large numbers of white blood cells congregate at the site of the infection. Thus, if the location of concentrations of white blood cells is known, the site of the infection is also known. It is crucial in the diagnosis and treatment of occult abscesses that the location of the infection be determined, as location will frequently determine the type of therapy which is appropriate. The rapidity of diagnosis with Leu-Tech is intended to make it possible to apply nuclear medicine technology to emergency critical care problems such as appendicitis, an acute diagnostic emergency not currently addressed by nuclear medicine.

      The most specific procedure currently available for nuclear medicine imaging of sites of infection involves removal of blood from the patient, isolating white blood cells in the patient's blood, radiolabeling the white blood cells and injecting the radiolabeled white blood cells back into the patient. The radiolabeled white blood cells then localize at the site of the infection, and can be detected using nuclear medicine diagnostic equipment. This procedure is expensive, difficult to perform and generally takes at least twelve hours to perform.

      The Leu-Tech product has been formulated as a lyophilized, or freeze-dried, kit containing the modified antibody and chemicals required for the radiolabeling process. Prior to use, Leu-Tech is labeled with technetium-99m by a radiopharmacy, which is a specialized nuclear medicine pharmacy, or by a hospital's nuclear medicine department. Leu-Tech is designed to bind, in the body, to white blood cells already present at the site of the infection. In addition, Leu-Tech does not require handling or processing of patient blood.

      Preliminary human clinical trials have been conducted under an Investigational New Drug application (see "Governmental Regulation" in this
Item 1) held in the name of an investigator, using product provided by the Company. Twelve patient studies have been conducted using the current product formulation, with images obtained in a variety of diseases, including acute and suspected appendicitis, pulmonary infections and other abdominal infections. In some cases, diagnostic images have been obtained within five minutes of administration of Leu-Tech, and in all cases in which a definitive diagnosis could be made, diagnostic images have been obtained within ninety minutes.

      The Company has obtained an exclusive option and is currently negotiating a definitive license agreement for the antibody and cell line used for the Leu-Tech product. In addition, the Company is negotiating long-term contractual arrangements for the manufacture of purified antibody necessary for Leu-Tech, as well as the final manufacture of Leu-Tech. Such manufacture must be done under good manufacturing practice requirements prescribed by the United States Food and Drug Administration and other agencies (see "Manufacturing and Marketing" in this Item 1). To date, the Company has manufactured only small or pilot lots of the Leu-Tech product, and has not determined whether commercial quantities of Leu-Tech can be manufactured. There can be no assurance that the Company can successfully negotiate acceptable contractual arrangements for the manufacture and production of Leu-Tech, or that contractors will be able to successfully manufacture Leu-Tech.

      If the Company successfully negotiates acceptable contractual arrangements for the manufacture and production of Leu-Tech, and if clinical results warrant further development, the Company intends to file an Investigational New Drug application in its name and initiate human clinical trials on one or more selected indications. There can be no assurance that the Company's Leu-Tech development program will be successful, that Leu-Tech will prove to be safe and efficacious in clinical trials, that Leu- Tech can be manufactured in commercially required quantities at an acceptable price, that Leu-Tech will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of Leu-Tech. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing.

      PT-2 Cancer Therapeutic Product. PT-2 is a rhenium-labeled somatostatin peptide analog being developed by the Company which is intended to treat cancers by regional delivery of tumor cell-targeted radiotherapy. Somatostatin is a class of peptides which targets receptors found on certain cancers, and at lower levels on certain normal tissues. The product is intended to combine the tumor targeting potential of somatostatin analogs with the cancer toxicity of rhenium-188, a radioisotope which emits high energy beta radiation.

      In development work to date, the Company has developed a reproducible, easy to use, and high efficiency direct radiolabeling method for PT-2; developed a lyophilized final product formulation; conducted biodistribution studies of PT-2 in normal animals using several different routes of administration, including intra-venous and intra-cavity administration; conducted biodistribution studies of PT-2 in tumor-bearing animals; and demonstrated that PT-2 has a specific therapeutic effect in animal models of three different human tumors -- lung, prostate and breast cancers.

      With regard to administration of PT-2, the Company believes that systemic administration of somatostatin-based radiotherapeutic agents will not be efficacious. In trials conducted by other groups to date, the absolute uptake of the radiotherapeutic agent following intravenous administration is generally too low to effect a therapeutic response. The Company is developing methods and protocols for local and regional administration of PT-2 which the Company believes will overcome problems associated with intravenous administration. The Company believes these methods provide significant advantages over systemic administration, including: high probability of tumor binding, resulting from sequestration and juxtaposition of the radiolabeled peptide against the tumor; maximal tumor irradiation, resulting from both direct binding of the somatostatin peptide to its receptor and non-specific local irradiation; irradiation of micro-metastasis in regional lymph nodes through regional lymphatic system clearance mechanisms; and rapid clearance from the blood stream, once PT-2 has entered the blood stream, minimizing irradiation of non-target organs.

      The Company believes PT-2 may have applications with any compartmentalized cancer which is somatostatin-receptor positive. The cancer must be compartmentalized in order for local or regional administration to work and must express somatostatin receptors in reasonably high levels in order to obtain the targeting benefits of PT-2. Expression of somatostatin receptors varies by type of cancer. However, until human clinical trials are conducted, specific clinical utility and applications, if any, cannot be determined.

      The Company has completed a series of pre-clinical studies and is designing initial clinical trials to obtain proof-of-concept. The initial patient population to be studied are patients with metastatic breast cancer to the pleura. PT-2 will be administered by infusion directly into the pleural cavity. This trial will be designed to obtain objective evidence of efficacy, including tumor stasis or regression and improvement in cancer-associated biological markers. The trial will be designed so that results can be obtained within six to eight months of initiating human clinical trials.

      There can be no assurance that the Company's PT-2 development program will be successful, that PT-2 will exhibit the expected biological results in humans, that PT-2 will prove to be safe and efficacious in clinical trials, that the Company will obtain the required regulatory approvals for PT-2, or that the Company or its collaborators will be successful in obtaining market acceptance of PT-2. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of PT-2.

      PT-2 requires a source of radioactive rhenium, preferably rhenium-188. This isotope can be produced by a variety of methods, including a generator system; however, clinical grade radioactive rhenium is not currently available in the United States. The Company is aware of an experimental generator system developed in the United States by Oak Ridge National Laboratory, and an additional experimental generator system available in Europe. The Company does not intend to seek to commercialize any source of radioactive rhenium, but is aware of and is in discussions with other companies seeking to commercialize radioactive rhenium. There can be no assurance that, regardless of the status of product development by the Company, any acceptable form of radioactive rhenium will ever be commercially available in the United States or other countries.

      The Company is currently negotiating a license to use a specific somatostatin analog for its PT-2 product. There can be no assurance that the Company will be able to conclude a license agreement on acceptable terms. If the Company cannot conclude a license, the Company will either abandon PT-2 product development or will seek to develop a substitute using its MIDAS technology. There can be no assurance that the Company would be able to develop a substitute using its MIDAS technology in a reasonable period of time.

      Research and Development Expenditures. In the ten months ended June 30, 1996 and the fiscal year ended August 31, 1995, the Company spent $869,896 and $619,354, respectively, on research and development activities, including MIDAS.

      Other Products. The Company manufactures and markets, under the trade name RhoChek, a quality control test product for measuring the immunoreactive fraction of radiolabeled antibodies specific to certain cancer antigens. The Company intends to discontinue product sales of RhoChek in fiscal 1997 (see "Results of Operations" in Item 6).

MARKETS FOR PRODUCTS

      The Company's products and technology are intended to be utilized in two distinct pharmaceutical markets. One market, intended to be addressed by the Company's Leu-Tech and PT-2 products and certain potential products resulting from its MIDAS technology, is the nuclear medicine market. The other market, intended to be addressed by other products resulting from the Company's MIDAS technology, is the larger market of pharmaceutical drugs.

      The nuclear medicine market involves both diagnostic imaging and therapeutic applications. For imaging, trace amounts of a radioisotope are injected into a patient and detected with nuclear medicine diagnostic equipment, generally a gamma camera. For therapy, radioisotopes which emit radiation lethal to cancer cells are employed.

      While all of the Company's proposed products, including products resulting from its MIDAS technology, employ a metal ion component, the metal ion is used for MIDAS applications to provide the required three-dimensional conformation to the molecule, but the metal ion need not be radioactive. Thus, the Company believes that products resulting from its MIDAS technology can be used for a variety of medical applications where non-radioactive, receptor-specific drugs are desired. The Company believes the MIDAS technology may be applicable, for instance, to include immune disorder, cancer, and cardiac therapy. There are a limited number of receptor-specific, peptide-based drugs commercially available, but none which employ a metallopeptide.

GRANTS AND COLLABORATIVE RESEARCH

      The Company applies for grants with the National Institutes of Health and other federally-funded agencies ("Research Grants") to develop its products and technologies. Since inception, the Company has been awarded over $2.1 million in peer-reviewed Research Grants. At June 30, 1996, the Company had one active SBIR Phase I Research Grant, and subsequently has received preliminary indication that three additional SBIR Phase I Research Grants will be awarded. There can be no assurance that these Phase I grants will be awarded, nor can there be any assurance that Phase I will be satisfactorily completed.

      The Company has, where scientifically or technologically merited, actively solicited Cooperative Research and Development Agreements ("CRADA") with agencies of the federal government, involving collaborative development activities with the Company. The Company currently has one active CRADA with Brookhaven National Laboratory, and has completed CRADAs with Los Alamos National Laboratory, Oak Ridge National Laboratory and Sandia National Laboratory.

COMPETITION

      The biopharmaceutical industry is highly competitive, both in the area of monoclonal antibody-based products and in the area of peptide-based products. The Company is likely to encounter significant competition with respect to its proposed products currently under development. Some companies with established positions in the pharmaceutical industry are better equipped than the Company to develop, refine and market products based on technologies applied to the diagnosis and treatment of infectious diseases and cancers. Many of the Company's competitors which are engaged in the biopharmaceutical field, and in particular the development of antibody-based and peptide-based products, have substantially greater financial and technological resources and sales and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing products and the underlying technology more rapidly than the Company and in developing products that are more accurate and useful and less costly than any that may be developed by the Company, and may also be more successful than the Company in marketing such products.

      The Company is pursuing an area of product development in which there is the potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are safer or more effective than those of the Company's potential products. Rapid technological change or developments by others may result in the Company's present products and potential products becoming obsolete or non-competitive.

      The Company believes that the technological attributes of its proposed Leu-Tech diagnostic imaging product, including the ease of preparation, rapidity of imaging, apparent targeting specificity and use of technetium-99m (the most widely available radioisotope) will enable the Company to compete effectively in this market. However, the Company is aware of at least one other company developing an antibody-based diagnostic imaging agent for specific infection-related indications, on which clinical trials have been completed, and another company developing a peptide-based diagnostic imaging agent for similar indications, which is in early phase clinical trials.

PATENTS AND PROPRIETARY INFORMATION

      The Company aggressively seeks patent protection for its technology in the United States and, selectively, in those foreign countries where in the Company's judgment such protection is important to the development of the Company's business.

      The Company's patents and pending applications are directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS metallopeptides; and to methods for making and using the foregoing in diagnostic and therapeutic applications. The Company owns or has rights to 13 U.S. patents, 17 pending U.S. patent applications, and counterpart patents and applications in strategically selected foreign countries.

      Certain of the patents and pending applications owned by the Company have been assigned to a third party to secure long-term financing but the Company has retained the exclusive right to practice these patents itself and to grant license under these patents to third parties. The Company is obligated to make monthly payments to the third party in discharge of the Company's debt obligation. From June 1, 1996 through May 1, 1997 the payments are $20,000 per month, and thereafter $91,695 per month through May 1, 1999. On completion of scheduled payments, all rights to the patents and pending applications will be assigned to the Company. In the event of default by the Company, the third party has the right to require the Company to cease using the patents, and to sell or exclusively license the patents to other parties. The patents and pending applications pertain to the Company's Leu-Tech and PT-2 products. In addition, the Company has semi-exclusive rights in a basic United States patent relating to direct radiolabeling of antibodies, and its Canadian counterpart.

      Two of the Company's basic U.S. patents for direct radiolabeling of antibodies and other proteins were involved in a priority-of-invention contest (interference) in the U.S. Patent and Trademark Office with a patent application owned by a third party. This proceeding has been settled, and the Company's patents are now emerging from reissue proceedings in which the scope of the Company's claims has been somewhat limited. Management believes that the current claim scope will not materially adversely affect the Company's current product development plans, and is sufficient to protect the Company's underlying inventions.

      One of the Company's granted European patents (directed to selection of patient-specific antibody cocktails) is involved in an opposition proceeding at the European Patent Office. The Company has received a favorable first decision, but the opposing party has filed an appeal. Management believes that the final outcome of this proceeding, even if adverse to the Company, will not have a material adverse effect on the Company's current product development plans.

      The Company's success will depend in substantial part on its ability to obtain patents, defend and enforce its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

      In general, the patent positions of companies relying upon biotechnology are highly uncertain in general and involve complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents. There can thus be no assurance that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to the Company. There can be no assurance that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or that, if challenged, a court will find the patents to be valid and enforceable. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to the Company. In the United States, patent applications are maintained in secrecy until patents issue, and publications in the scientific and patent literature lag behind actual discoveries. As a result, the Company cannot be certain that its scientists were the first to make inventions covered by its patents and patent applications.

      In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding decided upon by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could subject the Company to significant liabilities to third parties and require the Company to license disputed rights from third parties at undetermined cost or to cease using the technology. There can be no assurance that the validity or enforceability of the Company's patents, if issued, would be upheld by a court.

      While no patent that could be potentially infringed by manufacture, use or sale of the Company's product candidates has come to the attention of the Company, the Company's product candidates are still in the development stage, and neither their formulations nor their method of manufacture have been finalized. There can thus be no assurance that the manufacture, use or sale of the Company's product candidates will not infringe patent rights of others. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of the patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or is not able to have them declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

      The Company relies substantially in its product development activities on certain technologies which are not patentable or proprietary and are therefore available to the Company's competitors. The Company also relies on certain proprietary trade secrets and know-how which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company.

      Certain of the Company's patents are direct to inventions developed with the Company or within academic institutions from which the Company earlier acquired rights to such patents with funds from United States government agencies. As a result of these arrangements, the U.S. government may have rights in certain inventions developed during the course of the performance of federally funded projects as required by law or agreements with the funding agency.

      Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication, patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

GOVERNMENTAL REGULATION

      The manufacture and marketing of pharmaceutical or biological products requires approval of the United States Food and Drug Administration ("FDA") and comparable agencies in foreign countries and, to a lesser extent, state regulatory authorities. In the United States, the regulatory approval process for antibody-based products, which are considered "biologics" under FDA regulations, and for peptide-based products, which are not considered "biologics," is similar to that for any new drug for human use. The FDA has established mandatory procedures and safety standards which apply to the clinical testing, manufacturing and marketing of pharmaceutical products. Noncompliance with applicable requirements can result in fines, recalls or seizure of products, total or partial suspension of production, refusal of the FDA to approve product license applications or to allow the Company to enter into supply contracts, and criminal prosecution. The FDA also has the authority to revoke previously granted product licenses and establishment licenses.

      Generally, there is a substantial period of time between technological conception of a proposed product and its availability for commercial sale. The period between technological conception and product license application to the FDA is usually five to ten years for in vivo products. The period between the date of submission to the FDA and the date of approval has averaged two to four years for in vivo products, although the approval process may take longer. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any new drug will successfully proceed through this approval process or that it will be approved in any specific period of time. Depending upon marketing and distribution plans and arrangements for a particular product, the Company may require additional time before a proposed in vivo product is available for commercial sale.

      The steps required before biological products can be produced and marketed usually include pre-clinical non-human studies, the filing of an Investigational New Drug ("IND") application, human clinical trials and the filing and approval of a Product License Application ("PLA"). In addition to obtaining FDA approval for each product, an Establishment License Application ("ELA") must be filed and the FDA must approve any production facilities for the product.

      Similar steps are required before peptide products, which are not biological products, can be produced and marketed, except that a New Drug Application ("NDA") must be filed and approved, and no PLA or ELA is required.

      Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's effectiveness and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans. The human clinical testing program required for a new biological or pharmaceutical product involves several phases. The initial clinical evaluation, Phase I, consists of administering the product and testing for safe and tolerable dosages while noting the effectiveness of the product at the various dose levels. Phase II involves a study to evaluate the effectiveness of the product for a particular indication and to refine optimal dosage and schedule of administration and identify possible side effects and risks in a larger patient group. For in vivo imaging agents, typically the smallest quantity of product producing satisfactory images will be employed. When a product is determined to be effective in Phase II trials, it is then evaluated in Phase III clinical trials. Phase III trials consist of additional testing for effectiveness and safety with a further expanded patient group, usually at multiple test sites. Therapeutic products must be compared to standard treatments, if such treatments exist, to determine its relative effectiveness in randomized trials.

      Human clinical trials of both peptide-based and monoclonal antibody-based in vivo imaging products may combine Phase I and Phase II trials. When Phase III studies are complete, the results of the pre-clinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of a PLA for monoclonal antibody-based products, and an NDA for peptide-based products. Both the PLA and NDA involves considerable data collection, verification and analysis, as well as the preparation of summaries of the production and testing processes, pre-clinical studies and clinical trials. The FDA must approve the PLA or NDA, as applicable, and in the case of monoclonal antibody-based products, an ELA, before the product may be marketed. The FDA may also require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its market potential, and also make it difficult and expensive to administer, and usually requires prior approval of promotional materials.

      The Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

      No compound or drug candidate being evaluated by the Company has been submitted for approval or approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product or compound will ever be approved for marketing or that the Company will be able to obtain the labeling claims desired for its products or compounds. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices. Data obtained from pre-clinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries.

      There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, or at all. Delay in obtaining or failure to obtain such regulatory approvals will materially adversely affect the marketing of any products which may be developed by the Company as well as the Company's results of operations.

MANUFACTURING AND MARKETING

      To be successful, the Company's products must be manufactured in commercial quantities in accordance with good manufacturing practice ("GMP") requirements prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities in accordance with GMP requirements. Therefore, the Company will need to develop its own GMP manufacturing facility and/or depend on its collaborators, licensees or contract manufacturers for the commercial manufacture of its products. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. The Company has no experience in such commercial manufacturing, and there can be no assurance that the Company will be able to successfully establish such a facility and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements on acceptable terms, if at all.

      The Company's Leu-Tech product requires purified monoclonal antibody, made from a specific parent cell line. There are, on a global basis, a limited number of contract manufacturers capable of producing purified monoclonal antibodies, and there can be no assurance that the Company will be able to enter into such production and purification arrangements on acceptable terms, if at all.

      The Company's PT-2 product, and any products resulting from its MIDAS technology, are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. The Company currently contracts with third-party manufacturers for the production of peptides and anticipates doing so in the future.

      The Company's PT-2 product requires a source of radioactive rhenium in order to be commercialized (see "Direct Radiolabeling Technology -- PT-2 Cancer Therapeutic Product" in this Item 1). There can be no assurance that, regardless of the status of product development by the Company, any acceptable form of radioactive rhenium will ever be commercially available in the United States or other countries.

      The Company plans to package and ship its radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product would be radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. The Company does not intend to sell or distribute any radioactive substance.

      The Company has limited experience in marketing, distributing or selling pharmaceutical products, and will have to develop a sales force and/or rely on its collaborators, licensees or arrangements with others to provide for the marketing, distribution and sales of its products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, if at all.

      Successful sales of the Company's products in the United States and other countries will depend on the availability of adequate reimbursement to the end-user of the Company's products from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that use of a product is safe and effective, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and there can be no assurance that third-party reimbursement will be available for the Company's products, or that such reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Further, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available for the Company's products under any other country's reimbursement system.

PRODUCT LIABILITY AND INSURANCE

      The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of pharmaceutical and other products to be developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of products developed by the Company in clinical trials and the subsequent sale of such products is likely to cause the Company to bear all or a portion of those risks. Such litigation claims could have a material adverse effect on the business or financial condition of the Company. The Company is seeking product liability insurance relating to clinical trials, and will seek to obtain liability insurance before the commercialization of its products. There can be no assurance, however, that insurance will be available to the Company on acceptable terms, if at all, or that such coverage once obtained would be adequate to protect the Company against future claims, or that a medical malpractice or other claim would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims.

EMPLOYEES

      As of June 30, 1996, the Company employed 16 persons full time and 1 part time, of whom 8 were engaged in research and development activities and 9 were engaged in administration and management. Of the Company's employees, 2 hold Ph.D. degrees and 6 hold other advanced degrees. The Company, from time to time, hires scientific consultants to work on certain of its research and development programs. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

      None of the Company's employees is covered by a collective bargaining agreement. All of the Company's employees have executed confidentiality agreements. The Company considers relations with its employees to be good.

      The Company is highly dependent upon the efforts of its management. The loss of the services of one or more members of management could impede the achievement of development objectives. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific, technical and key management personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company can presently, or will be able to continue to, attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. In addition, the Company's intended or possible growth and expansion into areas requiring additional skill and expertise, such as sales and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The loss of, or failure to recruit, scientific, technical, sales and marketing and managerial personnel could have a material adverse effect on the Company.



ITEM 2.    PROPERTY.

      The Company's headquarters are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey, where it rents, on a month-to-month tenancy, approximately 3,500 square feet. The Company is currently negotiating a longer term lease of such facility, but there can be no assurance that a lease can be entered into on acceptable terms, if at all. The Company also leases approximately 14,000 square feet in Albuquerque, New Mexico, which serves as the Company's research and development facility, under a lease which expires December 31, 1996. The Company is currently negotiating a short-term lease, through August 31, 1997, for its Albuquerque facility, but there can be no assurance that a lease can be entered into on acceptable terms, if at all.

      The Company currently intends to relocate all of its facilities, including research and development, to the Princeton, New Jersey area. To date, no lease has been entered into for new research and development facilities in the Princeton, New Jersey area, and there can be no assurance that any lease can be entered into on acceptable terms, if at all.



ITEM 3.    LEGAL PROCEEDINGS.

      In April 1996, prior to the Merger, the Company and one of its subsidiaries, Interfilm Technologies, Inc. (collectively, "IT"), filed a complaint in the Supreme Court of the State of New York, County of New York, against Sony Corporation of America and certain of its affiliates and subsidiaries (collectively, "Sony"), for breach of contract and breach of duty of good faith and fair dealing (the "IT Litigation"), seeking contract damages of $18 million, punitive damages of $100 million and costs. The IT Litigation relates solely to the business activities of the Company prior to the Merger and, pursuant to the Merger, was included in certain assets and liabilities of IT transferred to an unaffiliated limited liability partnership solely for the benefit of the Company's stockholders as of June 21, 1996. Accordingly, the litigation is under the control of and at the expense of the limited liability partnership, and the Company will receive no financial benefit from the litigation, even if the litigation is successfully concluded. The assets of the limited liability partnership, including any proceeds from the IT Litigation, whether by judgment, settlement or otherwise, are available to indemnify the Company from certain liabilities arising out of the Merger.

      The causes of action in the IT Litigation relate to the actions or inactions of Sony under certain agreements entered into between IT and Sony in April 1993, and as amended in November 1993 and October 1994 (collectively, the "Sony-IT Agreement"). Pursuant to the original terms of the Sony-IT

Agreement, Sony was obligated, among other things, to develop, produce, market, distribute and exhibit three interactive motion pictures ("Cinematic Games"). Subsequently, at Sony's request, the Sony-IT Agreement was amended so that Sony's commitment to produce Cinematic Games was reduced to two Cinematic Games in exchange for, among other things, an increased financial marketing commitment by Sony. The first Sony-financed Cinematic Game was initially slated for release in the first half of 1994, which release was delayed until February 1995. Among other things, IT alleges that the delay in the opening of the first Cinematic Game, which delay IT alleges was primarily a result of Sony's failure to abide by the terms of the Sony-IT Agreement, seriously harmed IT. Under the terms of the amended Sony-IT Agreement, Sony was obligated to begin principal photography of the next Sony-financed Cinematic Game by May 15, 1995. Because Sony advised IT that Sony had no intention of producing, distributing and marketing additional Sony-financed Cinematic Games, litigation was initiated in May 1995 in the State of California by IT against Sony. In July 1995, a motion to dismiss or stay the action on grounds of Forum Non Conveniens, arguing that New York rather than California was the appropriate venue for the action, was filed by Sony. Following a ruling in favor of the Sony motion, IT elected to not pursue an appeal of the California court's ruling, and instead engaged counsel in New York to file the lawsuit and pursue its claims in New York.

      The Company is involved in various other claims and litigations arising in the normal course of business, primarily actions commenced against the Company prior to the Merger. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company's financial position and results of operations.



ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Board of Directors approved, and a total of eight stockholders representing 2,278,148 shares (approximately 52.64%) of the 4,327,500 shares outstanding of the Common Stock as of the record date of June 21, 1996, consented in writing to, the Charter Amendment. Such approval and consent were sufficient under Section 228 of the Delaware General Corporation Law and the Company's By-Laws to approve the Charter Amendment. Accordingly, the Charter Amendment was not submitted to the other stockholders of the Company for a vote and an Information Statement was furnished to stockholders to provide them with certain information concerning the Charter Amendment in accordance with the requirements of the Securities Exchange Act of 1934, as amended and the regulations promulgated thereunder (the "Exchange Act"), including Regulation 14C.

      The Charter Amendment (1) increased the total number of shares of Common Stock which the Company has authority to issue from 10,000,000 to 25,000,000;
(2) effected a 1-for-10 reverse split of the Common Stock; and (3) changed the name of the Company from Interfilm, Inc. to Palatin Technologies, Inc. The Charter Amendment was filed on July 19, 1996 with the Delaware Secretary of State and was effective upon filing.



                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

      The Common Stock has been quoted on the OTC Electronic Bulletin Board (the "Bulletin Board") since October 1, 1995. Currently, the Common Stock trades under the symbol "PLTN." Prior to

July 22, 1996, the Common Stock traded under the symbol "IFLM." The Common Stock began trading publicly on the NASDAQ National Market System ("NMS") effective October 28, 1993 under the symbol "IFLM." Prior to October 28, 1993, there was no public market for the Common Stock. On September 30, 1995, the Common Stock was delisted from the NMS for failure to maintain certain net tangible assets requirements. The Common Stock is traded sporadically and no established liquid trading market currently exists therefor.

      The table below presents the high and low sales prices on the Bulletin Board for the Common Stock from June 26, 1996, the date subsequent to the date of the Merger, through June 30, 1996, the last day of the Company's fiscal period covered by this report. Such quotations reflect inter-dealer prices or transactions solely between market-makers without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.


           PERIOD                     HIGH                        LOW
           ------                     ----                        ---
June 26 through June 30, 1996        $ 5.00                     $ 4.00

The above prices have been adjusted to give retroactive effect to the 1-for-10 reverse split of the outstanding Common Stock which became effective upon the filing of the Charter Amendment on July 19, 1996.

      On September 24, 1996, the approximate number of holders of record of Common Stock was 255 and the closing sales price of the Common Stock was $2.50 per share.

DIVIDEND POLICY

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Form 10-KSB.

      Prior to May 10, 1995, Interfilm had been primarily engaged in the business of exploiting the rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. On May 10, 1995, the Board of Directors of Interfilm decided to substantially curtail the operations of Interfilm and its subsidiaries. As a result of the Merger, which became effective on June 25, 1996, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of options pursuant to RhoMed's qualified and nonqualified stock option plans and RhoMed common stock warrants) receiving an aggregate of an approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the Company, the Merger was treated as a reverse acquisition for accounting purposes. The historical financial statements of the Company presented prior to the Merger are those of RhoMed and the business of RhoMed represents the on-going business of the Company.

RESULTS OF OPERATIONS

      Ten Month Period Ended June 30, 1996 Compared to Ten Month Period Ended June 30, 1995. License fees and royalties were zero for the ten months ended June 30, 1996, compared to $64,296 in the prior ten month period. The decrease in license fees and royalties is primarily attributable to the timing of when these fees are received. Sales of RhoChek, the sole product sold by the Company, decreased $6,090 to $24,457 in the current ten month period from $30,546 in the prior ten month period. Due to insufficient sales, the Company expects to discontinue the manufacture and sale of its RhoChek product in fiscal 1997. The Company expects sales to decrease in fiscal 1997 as product sales for RhoChek are discontinued.

      Research and development expenses increased by $391,983 to $869,896 for the ten months ended June 30, 1996, from $477,913 in the ten months ended June 30, 1995. The majority of the increase is attributable to the Company's Leu-Tech project, including increased consulting, clinical trial and manufacturing scale-up expenses.

      General and administrative expenses increased to $1,250,343 in the current ten month period from $598,560 for the ten months ended June 30, 1995. The majority of the increase is due to the hiring of a Chairman and CEO; Vice President of Finance and CFO; the leasing of general and administrative offices in New Jersey; and increased travel and consulting expenses.

      Other expenses increased to $1,802,097 for the ten months ended June 30, 1996 from $305,615 for the ten months ended June 30, 1995. The increase is attributable primarily to increased interest expense, commission and fees paid in connection with the Company's debt offerings ($168,970), costs and fees associated with the Merger ($475,000), costs and expenses associated with the relocation of the Company's research and general and administrative offices ($450,000), including primarily severance costs, facility closing expenses and recruiting fees, and the write down of certain patents not currently used in development projects ($259,334).

      Net loss increased to $3,897,879 in the ten months ended June 30, 1996, compared to $1,287,246 in the prior ten month period.

      Fiscal Year Ended August 31, 1995 Compared to Fiscal Year Ended August 31, 1994. Total revenues decreased by $49,946 to $97,902 for the fiscal year ended August 31, 1995, from $147,848 in the previous fiscal year. The decrease is attributable to no grant revenue during fiscal year 1995 compared to $50,289 for the previous fiscal year.

      Research and development expenses were $619,354 for the fiscal year ended August 31, 1995 compared to $584,941 for the previous fiscal year.

      General and administrative expenses decreased to $776,291 for the fiscal year ended August 31, 1995 from $939,155 in the previous fiscal year. Such decrease was primarily attributable to decreased offering expenses.

      Other expenses increased to $341,121 for the fiscal year ended August 31, 1995 from $168,707 in the previous fiscal year. The increase is attributable to higher interest expense due to a higher average debt balance outstanding throughout the 1995 fiscal year.

      Net loss for the fiscal year ended August 31, 1995 increased to $1,638,864 from $1,544,955 in the previous fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      Since its inception, the Company has incurred net operating losses and, as of June 30, 1996, had an accumulated deficit of approximately $8,100,000. The Company has financed its net operating losses through June 30, 1996 by a series of debt and equity financings. At June 30, 1996, the Company's cash position amounted to $6,791,300.

      For the ten months ended June 30, 1996, the net increase in cash amounted to $6,317,282. Cash provided by financing activities was $9,053,350, mainly comprised of net proceeds from common stock offerings of $9,143,303, which was offset by net cash used for operating activities of $2,709,491 and net cash used for investing activities of $26,577.

      The Company has $1,000,000 face amount senior bridge notes which mature, with accrued interest, in August and September of 1996. The current portion of long-term debt maturing in fiscal year 1997 totals $311,695.

      The Company's current cash position is sufficient to meet its debt obligations in fiscal year 1997, and fund its operations, at their current level, through fiscal year 1997.

      The Company has incurred negative cash flows from operations since its inception. The Company has expended, and will continue to expend in the future, if available, substantial funds to continue its research and development programs, including pre-clinical studies and clinical trials, to seek regulatory approval of its products and to develop manufacturing and distribution capabilities. Further, the Company has a significant portion of short-term debt coming due during the fiscal year ending June 30, 1997. The Company anticipates, based on projected expenditure levels, that its existing capital resources will be adequate to make scheduled debt payments and to fund its operations through fiscal year 1997. The Company's future capital requirements depend on numerous factors which cannot be quantified, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up and effective marketing activities and arrangements. The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its business. If adequate funds are not available, the Company's business will be materially and adversely affected.

      The Company intends to relocate its research and development facility from Albuquerque, New Mexico to the Princeton, New Jersey area during fiscal year 1997. The Company may incur significant costs to build and equip research and development laboratory space, although an estimate of expenditure and lease costs for a new facility cannot be determined at this time.

      The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its metallopeptide technology and its radiolabeling technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.



ITEM 7.    FINANCIAL STATEMENTS.

      The Company's consolidated financial statements appear following Item 13 of this Form 10-KSB.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      As of July 9, 1996, in connection with the Merger, Deloitte & Touche LLP, the Company's independent accountant which was engaged as the principal accountant to audit the Company's financial statements, was dismissed. The Company, after consultation with Arthur Andersen LLP, engaged Arthur Andersen LLP as of July 9, 1996 as the principal accountant to audit the Company's consolidated financial statements. Arthur Andersen LLP also serves as RhoMed's independent accountant.

      RhoMed, prior to the Merger, consulted Arthur Andersen LLP regarding the application of accounting principles to the proposed Merger. The primary issue that was the subject of such consultations was the characterization of the proposed Merger for accounting purposes. RhoMed was orally advised by Arthur Andersen LLP that the Merger would be treated as a recapitalization of RhoMed with RhoMed as the acquirer (reverse acquisition), and that the proposed Merger would not constitute a business combination. The Company's former accountant, Deloitte & Touche LLP, was not consulted by the Company regarding such issue.

      The Company's decision to change accountants was recommended and approved by the Company's Board of Directors subsequent to the Merger based upon the Company's need for one independent accountant to be responsible for the consolidated financial statements of the Company following the Merger. During Interfilm's fiscal years ended December 31, 1995 and 1994, there were no disagreements between the Company and Deloitte & Touche LLP, the Company's former independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Further, during Interfilm's fiscal years ended December 31, 1995 and 1994, respectively, Deloitte & Touche LLP's opinion with respect to the Company's financial statements was qualified as to the Company's ability to continue as a going concern.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

      The names, ages and offices of the Company's current directors and executive officers are as follows:


     NAME(1)(2)             AGE            OFFICE
- --------------------        ---      ------------------

Edward J. Quilty            45       Chairman, President, and Chief Executive Officer

Michael S. Weiss            30       Director

Carl Spana                  34       Executive Vice President and Director

James T. O'Brien            57       Director

Richard J. Murphy           65       Director

John K.A. Prendergast       41       Director

John J. McDonough           32       Vice President and Chief Financial Officer

Charles Putnam              43       Executive Vice President


- ---------------------------------------


(1) Prior to the Merger, the Board of Directors consisted of Bob Bejan, William I. Franzblau, Lawrence L. Kuppin, Robert G. Rehme and Myron A. Hyman (collectively, the "Pre-Merger Board"). Effective upon and pursuant to the Merger, the Pre-Merger Board resigned and was replaced by the Board of Directors of RhoMed, consisting of Edward J. Quilty, Buck A. Rhodes, Carl Spana and Michael S. Weiss. Buck A. Rhodes resigned as a director effective June 30, 1996. The Board of Directors subsequently elected James T. O'Brien, Richard J. Murphy and John K.A. Prendergast as directors of the Company.

(2) Prior to the Merger, the executive officers consisted of William I. Franzblau, Executive Vice President and Chief Executive Officer, and Brian T. Cooper, Vice President of Finance. Effective upon the Merger, both resigned as executive officers, and the Board of Directors appointed new officers of the Company.

      Directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. Messrs. Quilty, Rhodes, Spana and Weiss were elected as a condition of the Merger. Election of Edward J. Quilty as a director of RhoMed is a condition of RhoMed's employment agreement with Mr. Quilty (see Item 10, Executive Compensation). Otherwise, there are no arrangements or understandings between any directors and any other person pursuant to which any director was elected as a director of the Company. Executive officers do not serve a term of years but serve at the pleasure of the Board of Directors, except that Mr. Quilty holds his office pursuant to an employment agreement (see Item 10, Executive Compensation).

      EDWARD J. QUILTY has been Chairman, President, Chief Executive Officer and a director of the Company since June 25, 1996, the effective date of the Merger, and has been Chief Executive Officer and a director of RhoMed since November 1995. From July 1994 through November 1995, Mr. Quilty was President, Chief Executive Officer and a director of MedChem Products, Inc., a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc. From March 1992 through July 1994, Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc., a publicly traded medical device company. From January 1987 through October 1991, Mr. Quilty served as Executive Vice President of McGaw Inc., a pharmaceutical company. Mr. Quilty is also Chairman of the Board and a director of Derma Sciences, Inc., a publicly traded medical device company. Mr. Quilty received his M.B.A. from Ohio University, and a B.S. from Southwest Missouri State University.

      MICHAEL S. WEISS, has been a director of the Company since June 25, 1996, the effective date of the Merger, and has been a director of RhoMed since July 1995. Since November 1993, Mr. Weiss has been Associate General Counsel and then General Counsel of The Castle Group, LLC, and a Vice President and Senior Managing Director of Paramount Capital, Inc. From 1991 to 1993, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss serves on the Board of Directors of Xytronyx, Inc., Avax Technologies, Inc., and as Secretary of Atlantic Pharmaceuticals, Inc., all publicly traded medical technology companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from The State University of New York at Albany.

      CARL SPANA, Ph.D., has been a director of the Company since June 25, 1996, the effective date of the Merger, and has been a director of RhoMed since July 1995. Since June 1996, he has served as Executive Vice President and Chief Technology Officer of the Company and RhoMed. Dr. Spana was Vice President of The Castle Group, LLC from June 1993 to July 1996, and was most recently a Vice President of Paramount Capital Investments, LLC, where he was responsible for discovering, evaluating, and commercializing new biotechnologies. Through his work at The Castle Group, LLC, Dr. Spana was a co-founder of several private biotechnology firms. Prior to working at The Castle Group, LLC, Dr. Spana was a Research Associate at Bristol-Myers Squibb where he was involved in scientific research in the field of immunology. Dr. Spana is a director and was Interim President of Avax Technologies, Inc., a publicly traded medical technology company. Dr. Spana received his Ph.D. in Molecular Biology from The Johns Hopkins University and a B.S. in Biochemistry from Rutgers University.

      JAMES T. O'BRIEN has been a director of the Company since August 1, 1996. Since September 1991, Mr. O'Brien has been Chairman of the Board of Access Corporation, a provider of employment software and information. He is also President/CEO of O'Brien Marketing and Communications. Mr. O'Brien was President and Chief Operating Officer of Elan Corporation, PLC, a pharmaceutical company, from 1989 to 1991. From 1986 to 1989, he was President and Chief Executive Officer of O'Brien Pharmaceuticals, Inc. Prior to this, he held various management positions with Revlon Health Care Group, most notably President of USV Laboratories and the Armour Pharmaceutical Company; Lederle Laboratories; and Sandoz Pharmaceuticals, Inc. Mr. O'Brien is a director of Carrington Laboratories, Inc., a publicly traded pharmaceutical and medical devices company, and Theratech Inc., a publicly traded drug delivery company.

      RICHARD J. MURPHY has been a director of the Company since August 1, 1996. Mr. Murphy was, until his retirement in January, 1993, a Senior Vice President and director of Hoffmann LaRoche Inc., a pharmaceutical company, where he was responsible for two operating divisions, Roche

Diagnostics and Roche Vitamin and Fine Chemicals. Mr. Murphy had held various marketing and administrative positions with Hoffmann LaRoche Inc. since 1964. Mr. Murphy is a director of I.D. Biomedical Corp., a publicly traded Canadian biotechnology firm.

      JOHN K.A. PRENDERGAST, Ph.D. has been a director of the Company since August 28, 1996. Dr. Prendergast has served as a Managing Director of The Castle Group, Ltd. ("Castle"), a medical technology venture capital firm, since 1991. Dr. Prendergast is a co-founder and director of Avigen, Inc., a medical technology company, and, from December 1992 to March 1996, served as a Vice President and the Treasurer of Avigen, Inc. Dr. Prendergast is a co-founder and director of Xenometrix, Inc., Avax Technologies, Inc., and Atlantic Pharmaceuticals, Inc., all publicly traded medical technology companies. Dr. Prendergast received M.Sc. and Ph.D. degrees from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University.

      JOHN J. McDONOUGH has been Vice President and Chief Financial Officer of the Company since June 25, 1996, the effective date of the Merger, and has been Vice President and Chief Financial Officer of RhoMed since December 1995. From January 1992 through December 1995, Mr. McDonough was employed by MedChem Products, Inc., a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc., in various positions, his final position being Vice President and Chief Financial Officer. Previously, Mr. McDonough was a manager with KPMG Peat Marwick.

      CHARLES PUTNAM has been Executive Vice President of the Company since June 25, 1996, the effective date of the Merger, and is responsible for operations and product development. From July 1994 to May 1996, Mr. Putnam was Executive Vice President, R & D of MedChem Products, Inc., a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc. At MedChem, Mr. Putnam was responsible for product development, regulatory affairs, clinical research and quality control. From March 1993 to July 1994, Mr. Putnam was Vice President of Operations and Research and Development of Life Medical Sciences, Inc., a publicly traded medical device company, where he was responsible for all aspects of manufacturing, research and regulatory affairs for the company's only commercial product line. From March 1983 to March 1993, Mr. Putnam was employed by American Cyanamid Corporation, where he served as a project engineer (1983 to 1989), Director of Automation (February 1989 to March 1992), Director of Needle Development (R&D) (March 1992 to January 1993) and Director of Device Development (R&D) for the Davis and Geck division, where he was responsible for the design and development of surgical devices (December 1992 to March 1993). Mr. Putnam had previously worked in product development and engineering for Ford Motor Company, Raytheon Corporation and Burndy Corporation.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to the ten month period ended June 30, 1996, the following persons failed to file on a timely basis the required reports indicated:
William I. Franzblau, former Executive Vice President and Chief Executive Officer of Interfilm, and Lawrence L. Kuppin, a former director of Interfilm, each failed to report transactions on Form 4 for the month of June 1996. In both cases, the transactions to be reported were the acquisition of shares of RhoMed common stock and common stock purchase warrants in connection with the Merger. Mr. Franzblau and Mr. Kuppin each subsequently reported the June 1996 transactions on timely filed Forms 5. The Company knows of no failure to file a required Form.

ITEM 10.    EXECUTIVE COMPENSATION.

      The following table sets forth annual and long-term compensation paid to the Company's Chief Executive Officer and Interfilm's former Chief Executive Officer for the last three fiscal years (see note (1) below concerning the change in fiscal year end). Other than Edward J. Quilty, no officer of the Company or Interfilm received salary and bonus totalling over $100,000 during the ten month period ended June 30, 1996. With respect to the persons and periods covered in the following table, the Company and Interfilm made no restricted stock awards and had no long-term incentive plan payouts.

                                   SUMMARY COMPENSATION TABLE


                                                                                  LONG TERM COMPENSATION
                                                                                -----------------------------
                                       ANNUAL COMPENSATION                        AWARDS           PAYOUTS
                                     ---------------------------------------------------------  -------------
                                                                     Other
                                                                    Annual      Securities        All other
                                                                    Compen-     Underlying         Compen-
Name and                                   Salary       Bonus        sation      Options/           sation
Principal Position         Year(1)            ($)         ($)           ($)     SARs (#)(2)            ($)
- -----------------------   --------     ----------     -------     ---------     -----------        -------

Edward J. Quilty,             1996     $  184,794          --            --         712,297             --
Chief Executive
Officer(3)                    1995            N/A         N/A           N/A             N/A            N/A

                              1994            N/A         N/A           N/A             N/A            N/A


Buck A. Rhodes,               1996     $   52,041          --            --          46,083        $71,523(5)
Chief Executive
Officer(4)                    1995     $   60,445          --            --             737             --

                              1994     $   60,445     $ 1,060(6)         --              --             --


William I. Franz-             1996             --          --            --          50,691(8)     $ 9,494(8)
blau, Chief Exec-
utive Officer(7)              1995     $  105,000          --            --               0             --

                              1994     $  160,000          --     $   3,400(9)            0             --

- ---------------


(1) Due to the change in the Company's fiscal year end, fiscal year 1996 covers the ten-month period ended June 30, 1996. Mr. Franzblau's compensation for 1995 and 1994 is reported for the fiscal years ended December 31, 1995 and 1994, Interfilm's former fiscal year end. Mr. Franzblau's compensation for 1996 therefore includes only amounts paid after December 31, 1995.

(2) Underlying security amounts are stated in terms of Common Stock. See the text accompanying the following table, entitled "Option/SAR Grants in the Ten Month Period Ended June 30, 1996," for specification of the class of those securities at the end of the ten month period ended June 30, 1996.

(3) Mr. Quilty was employed as Chief Executive Officer of RhoMed beginning on November 16, 1995 and was employed as Chief Executive Officer of the Company beginning on June 25, 1996. The compensation paid and/or issued to Mr. Quilty, as reflected in this table, includes compensation paid and/or issued by both RhoMed and the Company.

(4) Dr. Rhodes was employed as the Chief Executive Officer of RhoMed from January 28, 1986 through November 15, 1995.

(5) Consists of $51,023 in salary accrued from 1990 to 1994 and paid on June 28, 1996, and $20,500 paid to Dr. Rhodes under a consulting agreement with RhoMed.

(6) Stock bonus, originally issued as RhoMed common stock and shown here as converted to Common Stock, consisting of 279 shares of Common Stock valued at $3.80 per share.

(7) Mr. Franzblau became Chief Executive Officer of Interfilm on August 9, 1995. During 1994 and up to August 9, 1995, he was Chief Operating Officer of Interfilm. He received no annual compensation after October 1995. He resigned as Chief Executive Officer effective upon the consummation of the Merger on June 25, 1996.

(8) In connection with the Merger, Mr. Franzblau received 7,000 shares of Common Stock valued at $9,494 for services rendered to Interfilm, and Class C Warrants to purchase 50,691 shares of Common Stock at an exercise price of $2.17 per share.

(9) 1994 Other Annual Compensation is a contribution made by Interfilm to Mr. Franzblau's account under Interfilm's 401(k) Plan.

         OPTION/SAR GRANTS IN THE TEN MONTH PERIOD ENDED JUNE 30, 1996

      Except as noted below, options and warrants shown in the following table were originally exercisable for shares of RhoMed common stock. As a result of the Merger, at the end of the ten month period ended June 30, 1996, they were exercisable for shares of the Company's Series B Preferred Stock and became exercisable for shares of Common Stock on July 19, 1996, following the filing of the Charter Amendment. The number of shares and exercise prices are stated as if the options and warrants had been exercisable for shares of Common Stock at the end of the ten month period, and also give effect to the 1-for-10 reverse split of the Common Stock effected by the Charter Amendment.

                          Number of           % of Total
                         Securities          Options/SARs
                         Underlying           Granted to             Exercise
                        Options/SARs           Employees              or Base
            Name         Granted (#)        in Fiscal Year         Price ($/Sh)         Expiration Date
            ----        -------------       --------------         ------------         ---------------

Edward J. Quilty          431,266(1)           26.0%                 $0.05              12/4/05(2)
                          281,031(3)           16.9%                 $0.05              6/21/06(2)


                                    Number of               % of Total
                                   Securities              Options/SARs
                                   Underlying               Granted to             Exercise
                                  Options/SARs               Employees              or Base
            Name                   Granted (#)            in Fiscal Year         Price ($/Sh)         Expiration Date
            ----                  -------------           --------------         ------------         ---------------

Buck A. Rhodes                       46,083(4)                  2.8%                  $1.36              4/16/06(5)

William I. Franzblau                 50,691(6)                  3.1%                  $2.17                6/24/00


(1)   Employee Incentive Stock Option. After the date of grant (December 4,
      1995), during the employment period, options vest in 36 equal increments on the 16th of each month.

(2) The expiration date shown is the latest expiration date. The option also provides for expiration 90 days after termination of employment.

(3) Originally granted prior to the Merger as an Employee Incentive Stock Option and Nonqualified Stock Option under plans adopted by RhoMed, and subsequent to June 30, 1996, restated by the Company as anti-dilution options pursuant to the employment agreement between the Company and Mr. Quilty (see "Employment Agreements" in this Item 10). Commencing June 21, 1996, options vest in 36 equal increments on the 16th of each month during the employment period.

(4) Nonqualified Stock Option. After the date of grant (April 16, 1996), during the period when Dr. Rhodes is serving as a consultant to RhoMed or the Company, options vest in two equal increments on August 1 of each year.

(5) The expiration date shown is the latest expiration date. The option also provides for expiration 90 days after termination of consulting services.

(6)   Class C Warrant.  Exercisable upon issuance on June 24, 1996.

    AGGREGATED OPTION/SAR EXERCISES IN TEN MONTH PERIOD ENDED JUNE 30, 1996
                          AND FY-END OPTION/SAR VALUES

      No options were exercised during the ten month period ended June 30, 1996. The Company has no outstanding stock appreciation rights ("SARs"). Except for an option granted to William I. Franzblau for 9,500 shares of Common Stock, all options and warrants shown in the following table were originally exercisable for shares of RhoMed common stock. As a result of the Merger, at June 30, 1996, the options and warrants had become exercisable for shares of the Company's Series B Preferred Stock. Upon the filing of the Charter Amendment on July 19, 1996, the options and warrants became exercisable for shares of Common Stock. Numbers of shares and values are stated as if the options and warrants had been exercisable for Common Stock (giving effect to the Charter Amendment) at the end of the ten month period ended June 30, 1996. Values are based on a last reported sale price for the

Common Stock, as reported on the Bulletin Board on June 28, 1996 (the last trading day of the ten month period ended June 30, 1996) of $5.00 per share giving effect to the reverse split.

                                                      Number of                                Value of
                                                Securities Underlying                        Unexercised
                                                     Unexercised                             In-the-Money
                                                   Options/SARs at                         Options/SARs at
                                               Ten-Month Period End (#)                Ten-Month Period End ($)

Name                                          Exercisable/Unexercisable               Exercisable/Unexercisable
- ----                                          -------------------------               -------------------------

Edward J. Quilty                                    83,857/628,440                       $415,092/$3,110,777

Buck A. Rhodes                                        737/46,083                           $3,648/$167,742

William I. Franzblau                                 56,391/3,800                            $143,456/$0


COMPENSATION OF DIRECTORS

      Under the Company's 1996 Stock Option Plan, which the Board of Directors adopted on August 28, 1996 (subject to stockholder approval), each director of the Company who is not an employee of the Company or of a parent or subsidiary of the Company (a "Non-Employee Director") will be granted, at the first meeting of the Board of Directors of the Company following each annual meeting of the stockholders of the Company, an option to purchase 10,000 shares of Common Stock at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, which vests as to 25% per year starting one year after the date of grant (a "Non-Employee Director's Formula Option"). Any Non-Employee Director who is elected to the Board of Directors after August 28, 1996 and before the annual stockholders' meeting in any year will also receive a Non- Employee Director's Formula Option for that portion of 10,000 shares equal to the portion of a year (measured in full calendar months) remaining until the next scheduled annual stockholders' meeting. All Non-Employee Directors serving on the date the Board of Directors adopted the 1996 Stock Option Plan (August 28, 1996) received initial Non-Employee Director's Formula Options for 20,000 shares, with the same exercise price and vesting conditions as regular Non-Employee Director's Formula Options.

      The four Non-Employee Directors serving on August 28, 1996, each of whom received an initial Non-Employee Director's Formula Option for 20,000 shares at an exercise price subsequently set at $1.36 per share, were Richard J. Murphy, James T. O'Brien, John K.A. Prendergast and Michael S. Weiss.

      Effective August 28, 1996, non-employee directors will be paid $12,000 per year, plus expenses, for services as a director. The Company paid no compensation to any director for services as a director during the ten month period ended June 30, 1996. Employee directors are not separately compensated for services as a director, but are reimbursed for expenses. Service as a director is a condition of Edward J. Quilty's employment agreement (see "Employment Agreements" in this Item 10), but such service is not separately compensated.

      In July 1996, the Company paid $36,000 to Buck A. Rhodes, a former director of the Company and RhoMed, as severance compensation for resigning from the board of RhoMed effective June 30, 1996. The resignation and severance pay were pursuant to the terms of a consulting agreement dated March 7, 1996, between RhoMed and Dr. Rhodes.

EMPLOYMENT AGREEMENTS

      On November 16, 1995, RhoMed entered into an employment agreement with Edward J. Quilty pursuant to which Mr. Quilty is serving as President and Chief Executive Officer of RhoMed, which employment agreement the Company agreed to adopt, with amendments as required, subsequent to the Merger. The initial term of the agreement is one year and it is automatically renewed for successive twelve-month periods unless either party gives written notice to the contrary, or unless the agreement is otherwise terminated. Mr. Quilty's minimum base salary is $300,000 per year. The Company has agreed to reimburse Mr. Quilty for premiums and other payments to maintain a $1,000,000 term life insurance policy issued in 1992 for the benefit of Mr. Quilty and his designees. Mr. Quilty may also participate in any benefit plans available to other senior executives of the Company, and in any directors' and officers' liability insurance which the Company maintains. Pursuant to the agreement, RhoMed issued to Mr. Quilty an option to purchase common stock equal to a 10% fully diluted equity interest in RhoMed as of November 16, 1995, at a price of $0.01 per share, to vest in 36 equal increments monthly during the term of the agreement. That option has, by operation of the Merger and the Charter Amendment, become an option for 431,266 shares of Common Stock at an exercise price of $0.05 per share (rounded to the nearest cent). The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options with the same exercise price as the original option, so that Mr. Quilty shall, at all times, have options in the aggregate to purchase the number of shares of the Company's Common Stock equal to not less than 3.75% of the Company's outstanding Common Stock on a fully diluted basis. For a period of five years after the first anniversary of the Company's initial post-Merger public offering, Mr. Quilty has piggy-back registration rights as to all Common Stock which he owns. If the Company terminates the employment agreement for "cause," or if Mr. Quilty terminates the agreement without "good reason," then the Company's payment obligation is limited to amounts earned through the termination date, and the option will be exercisable only to the extent vested. If Mr. Quilty elects to terminate the agreement following a change in control of the Company, then the Company's payment obligation is limited to amounts earned through the termination date, but the option will immediately become exercisable in full. If the Company terminates the agreement without cause, or in the event of Mr. Quilty's death or disability, or if Mr. Quilty terminates the agreement with good reason, then in addition to amounts earned through the termination date, the Company must pay Mr. Quilty one year's base salary. "Cause," as defined in the agreement, consists of fraud, felony conviction, refusal to carry out instructions of the Board of Directors, or governmental disqualification (all as defined in the agreement). "Good reason," as defined in the agreement, consists of breach by the Company of its obligations under the agreement. The agreement also includes non-competition, confidentiality and indemnification covenants.

      Until March 18, 1996, Interfilm had employed William I. Franzblau, former Chief Executive Officer of Interfilm, pursuant to an employment agreement dated October 28, 1993. Interfilm made no payments to Mr. Franzblau under the agreement after October 1995, due to Interfilm's financial condition at that time. As of March 18, 1996, Mr. Franzblau and Interfilm entered into a Settlement of Employment Agreement, which replaced the employment agreement. The settlement agreement fixed the amount due to Mr. Franzblau under the employment agreement at $280,200, and provided that payment would be made only out of the proceeds of settlement or judgment in Interfilm's litigation against Sony Corporation of America, a cause of action which Interfilm assigned to an unaffiliated limited liability partnership, pursuant to the Merger. Mr. Franzblau released Interfilm from any further liability under the employment agreement, and continued to serve without pay as Interfilm's Chief Executive Officer until June 25, 1996, the date of the consummation of the Merger. As a condition of the Merger, Mr. Franzblau resigned as a director and officer of Interfilm effective on the closing of the Merger. Pursuant to the Merger, Mr. Franzblau received (i) shares of RhoMed common stock valued at $9,494 which, upon the filing of the Charter Amendment on July 19, 1996, were converted into 7,000 shares of Common Stock, and (ii) Class C Warrants to purchase RhoMed common stock, which, upon the filing of the Charter Amendment on July 19, 1996, were converted into warrants to purchase 50,691 shares of Common Stock at an exercise price of $2.17 per share.



ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The Common Stock is the Company's only outstanding class of voting securities. The following table sets forth beneficial ownership of Common Stock as of September 24,1996, by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company, (iii) each of the executive officers included in the Summary Compensation Table (see Item 10, Executive Compensation) and (iv) all directors and officers of the Company as a group. Except as noted below, each person has sole voting and investment power with respect to the shares listed.

                                                                  AMOUNT AND NATURE OF        PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP           CLASS
- --------------------------------------------------------------------------------------------------------------
Edward J. Quilty                                                       182,787(1)                 1.6%
c/o Palatin Technologies, Inc.
214 Carnegie Center, Suite 100
Princeton, NJ 08540

Buck A. Rhodes, Ph.D.                                                  560,657(2)                 4.8%
c/o Palatin Technologies, Inc.
4261 Balloon Park Road, NE
Albuquerque, NM 87109

Michael S. Weiss                                                        98,055(3)                 *
c/o Paramount Capital, Inc.
375 Park Avenue, Suite 1501
New York, NY 10152

Carl Spana, Ph.D.                                                       46,695                    *
c/o Palatin Technologies, Inc.
214 Carnegie Center, Suite 100
Princeton, NJ 08540



                                    Page 30








                                                                  AMOUNT AND NATURE OF        PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP           CLASS
- --------------------------------------------------------------------------------------------------------------
James T. O'Brien                                                             0                    -
c/o Palatin Technologies, Inc.
214 Carnegie Center, Suite 100
Princeton, NJ 08540

Richard J. Murphy                                                            0                    -
c/o Palatin Technologies, Inc.
214 Carnegie Center, Suite 100
Princeton, NJ 08540

John K.A. Prendergast                                                   46,695                    *
The Castle Group, Ltd.
375 Park Avenue, Suite 1501
New York, NY 10152

Lindsay A. Rosenwald, M.D.                                           3,416,549(4)                28.5%
375 Park Avenue, Suite 1501
New York, NY 10152

RAQ, LLC                                                             1,657,070(5)                14.4%
c/o Lindsay A. Rosenwald, M.D.
375 Park Avenue, Suite 1501
New York, NY 10152

The Aries Trust                                                      1,050,997(6)                 9.0%
c/o Aries Financial Services
375 Park Avenue, Suite 1501
New York, NY 10152

Lawrence L. Kuppin                                                     495,378(7)                 4.2%
9615 Brighton Way, Ste. 300
Beverly Hills, CA 90210

Bob Bejan                                                               47,161(8)                 *
4015 South Court Street
Seattle, WA 98144

William I. Franzblau                                                   178,585(9)                 1.5%
The Soho Building
110 Greene St., Ste. 601
New York, NY 10012

Robert G. Rehme                                                        113,434(10)                *
12651 Promontory Road
Los Angeles, CA 90049



                                                       Page 31







                                                                  AMOUNT AND NATURE OF        PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                   BENEFICIAL OWNERSHIP           CLASS
- --------------------------------------------------------------------------------------------------------------


Brian T. Cooper                                                         11,290(11)                *
15 West 11th Street, Apt. 9E
New York, NY 10011

Myron A. Hyman(12)                                                           0                    -
501 Madison Avenue, 19th Floor
New York, NY 10022

All directors and officers as a                                        374,232                    3.2%
  group (eight persons)

- ------------------
*Less than one percent.

      (1) Consists of 182,787 shares which Mr. Quilty has options to purchase pursuant to RhoMed's 1995 Employee Incentive Stock Option Plan and anti-dilution options granted by the Company, of which 143,215 shares are currently purchasable and 39,572 shares will become purchasable within 60 days from the date of this report.

      (2) Includes 23,778 shares which Dr. Rhodes has options to purchase pursuant to RhoMed's 1995 Nonqualified Stock Option Plan. Also includes 983 shares owned by Dr. Rhodes' wife. Dr. Rhodes resigned as a director effective June 30, 1996.

      (3)  Includes 46,353 shares which Mr. Weiss has warrants to purchase.

      (4) Includes 265,983 shares which Dr. Rosenwald has warrants to purchase. Also includes 1,657,070 shares owned by RAQ, LLC, of which Dr. Rosenwald is President. Also includes an aggregate of 1,290,696 shares of Common Stock owned by Aries Domestic Fund, L.P. and The Aries Trust, and an aggregate of 202,800 shares which Aries Domestic Fund, L.P. and The Aries Trust have warrants to purchase. Dr. Rosenwald is the President of Aries Financial Services, Inc., which is the General Partner of Aries Domestic Fund, L.P. and the Investment Manager of The Aries Trust, and as such may be deemed to be the beneficial owner of such shares, although he disclaims beneficial ownership except to the extent of his pecuniary interest, if any. Does not include any shares owned by employees of Paramount Capital, Inc., of which Dr. Rosenwald is the Chairman.

      (5) All of the shares owned or purchasable by RAQ, LLC are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (4) above.

      (6) Includes 129,058 shares which The Aries Trust has warrants to purchase. All of the shares owned or purchasable by The Aries Trust are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (4) above.

      (7) Includes 343,304 shares owned by Vivaldi Ltd. and 152,074 shares which Vivaldi Ltd. has warrants to purchase. Mr. Kuppin is the general partner of Vivaldi, Ltd. Pursuant to the Merger, Mr. Kuppin resigned as a director of Interfilm effective June 24, 1996.

      (8) Includes 7,600 shares which Mr. Bejan has an option to purchase pursuant to Interfilm's 1993 Equity Incentive Plan, of which 5,700 shares are currently purchasable and 1,900 shares will become purchasable within 60 days from the date of this report. Mr. Bejan resigned as an officer of Interfilm on August 9, 1995. Pursuant to the Merger, Mr. Bejan resigned as a director of Interfilm effective June 21, 1996.

      (9) Includes 7,600 shares which Mr. Franzblau has an option to purchase pursuant to Interfilm's 1993 Equity Incentive Plan, of which 5,700 shares are currently purchasable and 1,900 shares will become purchasable within 60 days from the date of this report. Also includes 50,691 shares which Mr. Franzblau has warrants to purchase. Also includes 73,733 shares owned by Mr. Franzblau's wife. Pursuant to the Merger, Mr. Franzblau resigned as an officer and director of Interfilm effective June 25, 1996.

     (10) Includes 73,733 shares owned by Cinco De Mayo Ltd. and 18,433 shares which Cinco De Mayo Ltd. has warrants to purchase. Mr. Rehme is the President of Cinco De Mayo Ltd. Pursuant to the Merger, Mr. Rehme resigned as a director of Interfilm effective June 24, 1996.

     (11) Includes 1,900 shares which Mr. Cooper has an option to purchase pursuant to Interfilm's 1993 Equity Incentive Plan, of which 1,425 shares are currently purchasable and 475 shares will become purchasable within 60 days from the date of this report. Mr. Cooper resigned as an officer of Interfilm effective June 24, 1996.

     (12) Pursuant to the Merger, Mr. Hyman resigned as a director of Interfilm effective June 24, 1996.



ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      During the fiscal year ended August 31, 1995, RhoMed encountered serious liquidity and working capital deficiencies. As a result, effective April 1995, RhoMed entered into a letter of intent with The Castle Group Ltd. ("Castle") under which (i) Castle agreed to arrange for a line of credit of up to $300,000 to finance ongoing operations; (ii) Castle agreed to arrange for future financings; and (iii) RhoMed agreed to sell to Castle or its designees, for nominal consideration, 4,000,000 shares of RhoMed Series A Preferred Stock. This resulted, at the time of the investment, in Castle and affiliates of Castle obtaining majority ownership and control of RhoMed. Pursuant to the letter of intent, Castle provided a $300,000 line of credit to RhoMed, under which RhoMed borrowed up to the maximum amount, and paid off the line of credit in September 1995. The average interest rate for the line of credit was 10.90% and the total interest paid was $8,005.

      Castle is owned by Lindsay A. Rosenwald, M.D. ("Rosenwald"), and is under common control with Paramount Capital, Inc. ("Paramount"), which served as placement agent for RhoMed as set forth below. On July 24, 1995, Michael S. Weiss and Carl Spana (the "Interested Directors"), employees of Castle and Paramount or affiliates, were appointed to the Board of Directors of RhoMed. Mr. Weiss is an officer of Paramount and Castle and Dr. Spana was an employee of Castle at the time of his appointment to RhoMed's Board of Directors. On July 28, 1995, RhoMed's Board of Directors approved an offering of Senior Bridge Notes and Class A Warrants (the "Class A Offering"), for which Paramount served as placement agent. Because the Interested Directors could be deemed to have a direct or indirect interest in a transaction involving a potential conflict of interest with RhoMed (a "Conflict Of Interest

Transaction") contemplated under certain terms of the Class A Offering, the transaction was ratified by disinterested stockholders of RhoMed on August 15, 1995.

      On November 27, 1995, RhoMed's Board of Directors approved an offering of Senior Bridge Notes and Class B Warrants (the "Class B Offering"), for which Paramount served as placement agent. Because certain terms of the Class B Offering could also be deemed to be a Conflict of Interest Transaction, the Interested Directors recused themselves from voting on the matter, and the Class B Offering was approved by disinterested directors.

      On March 4, 1996, RhoMed's Board of Directors approved an offering of shares of RhoMed common stock (the "RhoMed Common Stock Offering"), and authorized an offering committee of RhoMed's Board of Directors, consisting of disinterested directors, to determine the placement agent for the RhoMed Common Stock Offering. The offering committee selected Paramount as placement agent for the RhoMed Common Stock Offering. On May 14, 1996, disinterested members of RhoMed's Board of Directors approved an increase in the RhoMed Common Stock Offering.

      In the Class A Offering, the Class B Offering and the RhoMed Common Stock Offering, RhoMed paid commissions and expenses to Paramount, and agreed to issue placement agent warrants to Paramount and/or its designees. The Interested Directors may have benefited, directly or indirectly, from the payment of commissions and expenses, and the issuance of warrants, to Paramount and affiliates of Paramount. In the Class A Offering, the Class B Offering and the RhoMed Common Stock Offering, RhoMed paid Paramount commissions and fees of $90,000, $110,500 and $1,253,902, respectively, and agreed to issue warrants to Paramount to purchase 82,949 shares of Common Stock at $0.05 per share; 7,834 shares of Common Stock at $1.63 per share; and 711,184 shares of Common Stock at $1.63 per share, respectively.

      The holders of warrants issued in connection with the Series A Offering and Series B Offering will, upon exercise of such warrants, have a one-time demand right to have their restricted shares of Common Stock registered, except that if, at such time, the Company is eligible to use a Registration Statement on Form S-3 to register its Common Stock, holders will have the right to demand up to two registrations per year until all of their restricted Common Stock is registered or otherwise freely tradable. Holders also have piggy-back registration rights on any Company registrations other than the Company's initial registered public offering or registrations on Forms S-4 or S-8 or other forms which do not include substantially the same information as would be required in a form for the general registration of securities. The piggy-back registration rights are subject to cutbacks in the discretion of the Company's underwriter. All registration rights under the warrants commence on the earlier of (a) one year after the Company's initial registered public offering, or (b) the first date on which the Common Stock trades on a national securities exchange or on NASDAQ, and end five years after they commence. All registrations pursuant to these rights will be at the Company's expense.

      With respect to warrants issued in connection with the RhoMed Common Stock Offering, the Company has an obligation to register, at the Company's expense, Common Stock issued or issuable upon exercise of the warrants prior to January 20, 1997 (subject to a delay of up to 60 days under certain circumstances). The Company intends to seek a waiver of such obligation from the holders of such warrants, but there can be no assurance that such an agreement can be entered into on acceptable terms, if at all.

      As a result of the offerings described above, Lindsay A. Rosenwald, Michael S. Weiss, and Carl Spana received equity securities of the Company in the following amounts (stated in terms of Common Stock, giving effect to the Merger and Charter Amendment): RAQ, LLC, a company controlled by Dr. Rosenwald, received 1,657,070 shares of Common Stock (converted from RhoMed Series A Preferred Stock); Mr. Weiss received 51,702 shares of Common Stock (converted from RhoMed Series A Preferred Stock); Dr. Spana received 46,695 shares of Common Stock (converted from RhoMed Series A Preferred Stock); Dr. Rosenwald received warrants to purchase 60,319 shares of Common Stock at $0.05 per share (from the Class A Offering), warrants to purchase 2,477 shares of Common Stock at $1.63 per share (from the Class B Offering), and warrants to purchase 203,187 shares of Common Stock at $1.63 per share (from the RhoMed Common Stock Offering); and Mr. Weiss received warrants to purchase 5,858 shares of Common Stock at $0.05 per share (from the Class A Offering), warrants to purchase 475 shares of Common Stock at $1.63 per share (from the Class B Offering), and warrants to purchase 40,020 shares of Common Stock at $1.63 per share (from the RhoMed Common Stock Offering).

      Dr. Rosenwald may be deemed to be the beneficial owner of equity securities purchased by or assigned to The Aries Trust and Aries Domestic Fund, L.P. (together, the "Aries Entities") in the RhoMed offerings described above. Dr. Rosenwald is the president and sole shareholder of Aries Financial Services, Inc., the general partner of Aries Domestic Fund, L.P. and investment manager of The Aries Trust. Dr. Rosenwald disclaims beneficial ownership of these securities, except to the extent of his pecuniary interest, if any. The Aries Entities taken together purchased the following equity securities (stated in terms of Common Stock, giving effect to the Merger and Charter Amendment): warrants to purchase 55,299 shares of Common Stock at $0.05 per share (in the Class A Offering), warrants to purchase 18,433 shares of Common Stock at $0.68 per share (in the Class B Offering), and 1,290,696 shares of Common Stock (in the RhoMed Common Stock Offering). As placement agent, Paramount earned commissions, fees and placement agent warrants on sales to the Aries Entities. Following the RhoMed Common Stock Offering, Paramount assigned to the Aries Entities those portions of Paramount's placement agent warrants attributable to the Common Stock purchases of the Aries Entities, namely warrants to purchase 129,068 shares of Common Stock at $1.63 per share.

      Buck A. Rhodes, Ph.D., was a director of RhoMed from inception until June 30, 1996, was President of RhoMed from inception until March 7, 1996, and was a director of the Company from June 25, 1996 through June 30, 1996. Under a consulting agreement dated March 7, 1996 between Dr. Rhodes and RhoMed, Dr. Rhodes was paid $51,023 in accrued salary and $36,000 as severance compensation for resigning from the board of RhoMed, and is being paid $6,833 per month from April 1996 through March 1998 for consulting services.

      Carl Spana and Charles Putnam each entered into employment agreements with the Company dated September 27, 1996, pursuant to which each is serving as an Executive Vice President of the Company for a three-year period commencing June 21, 1996. The base salary for each is $150,000 per year. Each agreement allows either the Company or the employee to terminate the agreement on thirty days' notice, and contains other provisions for termination by the Company for "cause," or by the employee for "good reason" after a "change in control" (all as these terms are defined in the agreements). Early termination may, in some circumstances, result in accelerated vesting of stock options and/or severance pay for a nine-month period at the rate of base salary, cash bonus and benefits then in effect. Each agreement contains non-competition and confidentiality covenants.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

 (A)(1)    FINANCIAL STATEMENTS

      The following financial statements of the Company are filed as part of this report:

                                                                                                                    PAGE
      Report of Independent Public Accountants, Arthur Andersen LLP................................................  F-1

      Consolidated Balance Sheets as of June 30, 1996 and August 31, 1995..........................................  F-3

      Consolidated Statements of Operations for the period from inception (January 28, 1986)
        through June 30, 1996 and for the ten months ended June 30, 1996 and the years ended August 31, 1995 and 1994...................................................................  F-5

      Consolidated Statements of Stockholders' Equity (Deficit) for the period from inception
        (January 28, 1986) through June 30, 1996...................................................................  F-6

      Consolidated Statements of Cash Flows for the period from inception (January 28, 1986)
        through June 30, 1996 and for the ten months ended June 30, 1996 and the years ended August 31, 1995 and 1994...................................................................  F-8

      Notes to Consolidated Financial Statements................................................................... F-10

(A)(2)     EXHIBITS

         The following exhibits are filed as part of this report:

            2.1 Agreement and Plan of Reorganization dated as of April 12, 1996 by and between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (a)

            2.2 Waiver and Consent dated as of June 24, 1996, between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (b)

            3.1 Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 3, 1993. (c)

            3.2 Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 19, 1996. (d)

            3.3   Bylaws of the Company. (e)

            3.4 Amended Certificate of Designation of Series A Preferred Stock of the Company, filed on June 24, 1996. (f)

            3.5 Amended Certificate of Designation of Series B Preferred Stock of the Company, filed on June 24, 1996. (g)

            4.1   Specimen Certificate for Common Stock. (h)

            4.2 Patent Assignment and License Agreement dated as of July 15, 1993, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (b)

            4.3 Master Lease Agreement dated November 16, 1994, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (b)

            4.4 Letter Agreement, dated as of April 28, 1995, between Aberlyn Capital Management Limited Partnership and RhoMed Incorporated. (b)

            4.5 Stock Purchase and Modification Agreement, dated as of June 24, 1996, between Aberlyn Capital Management Limited Partnership, Aberlyn Holding Company, Inc. and RhoMed Incorporated. (b)

            10.01 Lease between Charles C. and Ellen C. France Revocable Trust and RhoMed Incorpo rated dated December 18, 1992. (b)

            10.02 Amendment, dated November 1, 1993, to Lease between Charles
                  C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)

            10.03 Second Amendment, dated July 5, 1996, to Lease between
                  Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)

            10.04 RhoMed Incorporated 1995 Employee Incentive Stock Option
                  Plan. (b)(i)

            10.05 RhoMed Incorporated 1995 Nonqualified Stock Option Plan.
                  (b)(i)

            10.06 1996 Stock Option Plan of the Company. (b)(i)

            10.07 Employment Agreement dated as of November 16, 1995, between
                  RhoMed Incorporated and Edward J. Quilty. (b)(i)

            10.08 Employment Agreement dated as of September 27, 1996, between
                  Palatin Technology, Inc. and Carl Spana. (b)(i)

            10.09 Employment Agreement dated as of September 27, 1996, between
                  Palatin Technology, Inc. and Charles Putnam. (b)(i)

            10.10 Class C Warrant for the Purchase of Shares of Common Stock
                  issued to William I. Franzblau June 24, 1996. (b)(i)

            10.11 License Agreement between Rougier Bio-Tech Limited and RhoMed
                  Incorporated dated May 1, 1992. (b)

            10.12 License Agreement between Sterling Winthrop Inc. and RhoMed
                  Incorporated dated November 2, 1992. (b)

            10.13 Assignment and Assumption dated January 21, 1994, between
                  Sterling Winthrop, Inc. and Burroughs Wellcome Co. (b)

            10.14 Option Agreement between RhoMed Incorporated and The Wistar
                  Institute of Anatomy and Biology dated August 22, 1996. (b)

            10.15 Consulting Agreement dated as of March 7, 1995, between
                  RhoMed Incorporated and Buck A. Rhodes. (b)

            10.16 Form of Class A Warrant. (b)

            10.17 Form of Placement Agent Warrant for the Class A Offering. (b)

            10.18 Form of Unit Purchase Agreement for the Class A Offering,
                  including registration rights referred to in the Form of Class A Warrant and Form of Placement Agent Warrant for the Class A Offering. (b)

            10.19 Form of Class B Warrant. (b)

            10.20 Form of Placement Agent Warrant for the Class B Offering. (b)

            10.21 Form of Unit Purchase Agreement for the Class B Offering,
                  including registration rights referred to in the Form of Class B Warrant and Form of Placement Agent Warrant for the Class B Offering. (b)

            10.22 Form of Placement Agent Warrant for the RhoMed Common Stock
                  Offering. (b)

            10.23 Form of Common Stock Purchase Agreement for the RhoMed Common
                  Stock Offering, including registration rights referred to in the Form of Placement Agent Warrant for the RhoMed Common Stock Offering. (b)

            16.1  Letter dated July 19, 1996 from Deloitte & Touche LLP. (j)

            21.1  Current list of subsidiaries of the registrant. (b)

            23.1  Consent of Arthur Andersen LLP. (b)

            27.1  Financial Data Schedule. (b)

            99.1 Certificate of Limited Partnership of "The Interfilm Stockholders Limited Partnership," as filed with the Delaware Secretary of State on June 17, 1996. (b)

            99.2 Agreement of Limited Partnership of The Interfilm Stockholders Limited Partnership, dated June 11, 1996. (b)

            99.3 The Interfilm Stockholders Trust, established by Interfilm, Inc. and Interfilm Technologies, Inc. on June 11, 1996. (b)

            99.4 General Bill of Sale, Assignment and Assumption Agreement among, on the one hand, Interfilm, Inc. and Interfilm Technologies, Inc. and on the other hand, The Interfilm Stockholders Limited Partnership, dated June 25, 1996. (b)

                               NOTES TO EXHIBITS

(a) Incorporated by reference to Exhibit 2.1 of the registrant's Form 8-K dated June 25, 1996, filed with the Commission on July, 10, 1996.

(b) Filed as an exhibit to this Form 10-KSB Annual Report for the period ended June 30, 1996.

(c) Incorporated by reference to Exhibit 3.1 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(d) Incorporated by reference to Exhibit 3.2 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(e) Incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement.

(f) Incorporated by reference to Exhibit 3.3 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(g) Incorporated by reference to Exhibit 3.4 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(h) Incorporated by reference to Exhibit 4.1 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(i)     A management contract or compensatory plan or arrangement.

(j) Incorporated by reference to Exhibit 16.1 of the registrant's Form 8-K/A dated June 25, 1996, filed with the Commission on July 23, 1996.


(B)   REPORTS ON FORM 8-K

      No Current Reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PALATIN TECHNOLOGIES, INC.

Date: September 27, 1996

                                By:       /s/ Edward J. Quilty
                                         ------------------------------------
                                         Edward J. Quilty
                                         Chairman of the Board, President and
                                         Chief Executive Officer


         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                   TITLES                                                       DATE
         ---------                                   ------                                                       ----

     /s/ Edward J. Quilty                       Chairman of the Board, President and Chief              September 27, 1996
- --------------------------------------------    Executive Officer
         Edward J. Quilty


     /s/ Carl Spana                             Executive Vice President and Director                   September 27, 1996
- --------------------------------------------
         Carl Spana


     /s/ John J. McDonough                      Vice President and Chief Financial Officer              September 27, 1996
- --------------------------------------------    (Principal Financial and Accounting Officer)
         John J. McDonough


     /s/ Michael S. Weiss                       Director                                                September 27, 1996
- --------------------------------------------
         Michael S. Weiss


     /s/ James T. O'Brien                       Director                                                September 27, 1996
- --------------------------------------------
         James T. O'Brien


     /s/ Richard J. Murphy                      Director                                                September 27, 1996
- --------------------------------------------
         Richard J. Murphy


     /s/ John K.A. Prendergast                  Director                                                September 27, 1996
- --------------------------------------------
         John K.A. Prendergast


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Palatin Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of PALATIN TECHNOLOGIES, INC. (a Delaware corporation in the development stage) AND SUBSIDIARIES as of June 30, 1996 (post-Merger, see Note 1) and August 31, 1995 (pre-Merger), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from September 1, 1995 through June 30, 1996 (post-Merger, consisting of the statement of operations and cash flows of RhoMed Incorporated, predecessor corporation in the continuing business of Palatin Technologies, Inc. and subsidiaries for the period from September 1, 1995 through June 25, 1996 (pre-Merger), audited by us, and the statements of operations and cash flows of Palatin Technologies, Inc. and subsidiaries for the period from June 26, 1996 through June 30, 1996 (post-Merger), also audited by us, and for the years ended August 31, 1995 and 1994 (pre- Merger). We have also audited the consolidated statements of operations and cash flows of Palatin Technologies, Inc. and subsidiaries for the period from inception (January 28, 1986) through June 30, 1996
(post-Merger, consisting of the statements of operations and cash flows of RhoMed Incorporated and Palatin Technologies, Inc. and subsidiaries as described above). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiaries as of June 30, 1996, and August 31, 1995, and the results of their operations and their cash flows for each of the periods indicated above in conformity with generally accepted accounting principles.


                                        /s/  ARTHUR ANDERSEN LLP
                                        ---------------------------
                                             ARTHUR ANDERSEN LLP


Albuquerque, New Mexico
   July 31, 1996

                           PALATIN TECHNOLOGIES, INC.
          (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                       June 30, 1996 and August 31, 1995

                                                                                     June 30, 1996         August 31, 1995
                                                                                  ---------------------  ---------------------
ASSETS
Current assets:
  Cash                                                                             $    6,791,300             $  474,018
  Accounts receivable, including employee receivables of $113 and
    $1,121 as of June 30, 1996 and August 31, 1995, respectively                            4,574                  5,626
  Prepaid expenses and other                                                               66,430                 19,752
                                                                                   --------------             ----------

      Total current assets                                                              6,862,304                499,396

Equipment, net  (Notes 2 and 4)                                                            96,354                134,368

Intangibles, net of accumulated amortization of $91,336 and
  $68,938 as of June 30, 1996 and August 31, 1995, respectively
  (Notes 5 and 6)                                                                          82,547                319,965
                                                                                   --------------             ----------
                                                                                   $    7,041,205             $  953,729
                                                                                   ==============             ==========

          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           PALATIN TECHNOLOGIES, INC.
          (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                       June 30, 1996 and August 31, 1995
                                 - Continued -


                                                                                     June 30, 1996         August 31, 1995
                                                                                  ---------------------  ---------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable, including related party payables of $34,234 as of
    June 30, 1996                                                                      $    214,424    $    305,857
  Accrued compensation owed to employees (Note 3)                                            78,084         171,290
  Accrued expenses (Note 1)                                                                 655,197         112,747
  Notes payable, related party (Note 3)                                                        --            23,286
  Current portion of long-term financing, including accrued interest
    of $38,912 (Note 6)                                                                     311,695         105,000
  Senior bridge notes, including related party transaction of $110,000
    and $100,000 as of June 30, 1996 and August 31, 1995, respectively  (Note 7)          1,100,000       1,000,000
                                                                                       ------------    ------------

      Total current liabilities                                                           2,359,400       1,718,180

Long-term financing, including accrued interest of $273,339
  and $285,614 as of June 30, 1996 and August 31, 1995, respectively
  (Note 6)                                                                                1,727,619       1,972,677

Notes payable to stockholders, including accrued interest of
  $35,979 and $29,312 as of June 30, 1996 and August 31, 1995,
  respectively (Note 8)                                                                     115,979         109,312
                                                                                       ------------    ------------

                                                                                          4,202,998       3,800,169
                                                                                       ------------    ------------

Commitments and contingencies (Note 9)

Stockholders' equity (deficit) (Notes 1, 3, 6, 7, 8, 9 and 10):
  Preferred stock, $.01 and zero par value, and 2,000,000 and 10,000,000 shares authorized, as of June 30, 1996 and August 31, 1995, respectively;
    no shares issued as of June 30, 1996 and August 31, 1995; 4,000,000
    subscribed as of August 31, 1995                                                           --              --
  Preferred stock subscribed                                                                   --             4,000
  Preferred stock receivable                                                                   --            (4,000)
  Common stock, $.01 and zero par value, and 25,000,000 and 40,000,000 shares authorized, as of June 30, 1996 and August 31, 1995, respectively;
    11,538,777 and 6,922,069 issued as of June 30, 1996 and
    August 31, 1995, respectively                                                           115,388       1,177,786
  Additional paid-in capital                                                             10,804,394            --
  Common stock earned but not issued                                                         53,030         110,833
  Paid-in capital from common stock warrants                                                   --           100,000
  Treasury stock, 1,229 shares                                                               (1,667)           --
  Deficit accumulated during development stage                                           (8,132,938)     (4,235,059)
                                                                                       ------------    ------------

                                                                                          2,838,207      (2,846,440)
                                                                                       ------------    ------------

                                                                                       $  7,041,205    $    953,729
                                                                                       ============    ============



  The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           PALATIN TECHNOLOGIES, INC.
          (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                        (A Development Stage Enterprise)
                     Consolidated Statements of Operations
                for the Period from Inception (January 28, 1986)
        through June 30, 1996 and for the Ten Months Ended June 30, 1996
                  and the Years Ended August 31, 1995 and 1994


                                               Inception                                 Fiscal Year Ended
                                          (January 28, 1986)    Ten Months                   August 31,
                                                through            Ended          ----------------------------------
                                             June 30, 1996     June 30, 1996            1995              1994
                                           -----------------  ----------------    ----------------  ----------------
REVENUES:
     Grants and contracts (Note 11)        $      2,860,512   $             -     $             -   $        50,289
     License fees and royalties (Note 12)           334,296                 -              64,296            50,000
     Sales                                          296,733            24,457              33,606            47,559
                                           -----------------  ----------------    ----------------  ----------------

          Total revenues                          3,491,541            24,457              97,902           147,848
                                           -----------------  ----------------    ----------------  ----------------

EXPENSES:
     Research and development                     4,396,408           869,896             619,354           584,941
     General and administrative                   4,902,961         1,250,343             776,291           939,155
                                           -----------------  ----------------    ----------------  ----------------

          Total expenses                          9,299,369         2,120,239           1,395,645         1,524,096
                                           -----------------  ----------------    ----------------  ----------------

OTHER INCOME (EXPENSES):
     Other income                                    71,380            10,515               2,744            16,561
     Interest expense                            (1,043,186)         (459,308)           (343,865)         (185,268)
     Placement agent commissions and
          fees on debt offering                    (168,970)         (168,970)                   -                 -
     Merger costs                                  (475,000)         (475,000)                   -                 -
     Restructuring charge (Note 9)                 (450,000)         (450,000)                   -                 -
     Net intangibles write down                    (259,334)         (259,334)                   -                 -
                                           -----------------  ----------------    ----------------  ----------------

          Total other income (expenses)          (2,325,110)       (1,802,097)           (341,121)         (168,707)
                                           -----------------  ----------------    ----------------  ----------------

NET LOSS                                   $     (8,132,938)  $    (3,897,879)    $    (1,638,864)  $    (1,544,955)
                                           =================  ================    ================  ================


Weighted average number of common
     shares outstanding                           1,173,525         2,144,131           1,238,192         1,205,617
                                           =================  ================    ================  ================

Net loss per common share                  $          (6.93)  $         (1.82)    $         (1.32)  $         (1.28)
                                           =================  ================    ================  ================

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
          (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                for the Period from Inception (January 28, 1986)
                             Through June 30, 1996

                                                                          Preferred Stock
                                           ------------------------------------------------------------------------------
                                                Shares              Amount           Subscriptions        Receivable
                                           ------------------  ------------------  ------------------  ------------------
Balance at inception                                  --        $        --         $        --         $          --
   Issuance of shares from inception                  --                 --                  --                    --
   Net loss from inception                            --                 --                  --                    --
                                           ------------------  ------------------  ------------------  ------------------

Balance, August 31, 1994                              --                 --                  --                    --
   Issuance of shares                                 --                 --                  --                    --
   Shares earned but not issued                       --                 --                  --                    --
   Issuance of options                                --                 --                  --                    --
   Paid-in capital from common
      stock warrants                                  --                 --                  --                    --
   Preferred stock subscriptions                      --                 --               4,000                (4,000)
   Net loss                                           --                 --                  --                    --
                                           ------------------  ------------------  ------------------  ------------------

Balance, August 31, 1995                              --                 --               4,000                (4,000)
   Preferred stock subscriptions                      --                 --              (4,000)                4,000
   Issuance of preferred shares                4,000,000              4,000                  --                    --
   Issuance of common shares on
      $10,395,400 private placement                   --                 --                  --                    --
   Shares earned but not issued                       --                 --                  --                    --
   Issuance of common shares                          --                 --                  --                    --
   Net loss                                           --                 --                  --                    --
                                           ------------------  ------------------  ------------------  ------------------

Balance, June 25, 1996                         4,000,000              4,000                  --                    --
  Conversion to Palatin Technologies, Inc.    (4,000,000)            (4,000)                 --                    --
                                           ------------------  ------------------  ------------------  ------------------
Adjusted balance, June 25, 1996                       --                 --                  --                    --
  Shares outstanding of Palatin
    Technologies, Inc.                                --                 --                  --                    --
  Issuance of common shares                           --                 --                  --                    --
  Purchase of treasury stock                          --                 --                  --                    --
                                           ------------------  ------------------  ------------------  ------------------

Balance, June 30, 1996                                --        $        --         $        --         $          --
                                           ==================  ==================  ==================  ==================


  The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
           (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                        (A Development Stage Enterprise)
           Consolidated Statements of Stockholders' Equity (Deficit)
                for the Period from Inception (January 28, 1986)
                             Through June 30, 1996
                                 - Continued -

                                                                                     Common Stock
                                              -----------------------------------------------------------------------------
                                                                                                                Paid-in
                                                                                Additional     Earned but    Capital from
                                                  Shares         Amount      Paid-in Capital   not Issued       Warrants
                                              ------------    ------------   ---------------  ------------   -------------
Balance at inception                                   --     $        --    $         --    $         --    $         --
   Issuance of shares from inception            6,562,467       1,158,883              --              --              --
   Net loss from inception                             --              --              --              --              --
                                              ------------    ------------   ---------------  ------------   -------------

Balance, August 31, 1994                        6,562,467       1,158,883              --              --              --
   Issuance of shares                             359,602          10,203              --              --              --
   Shares earned but not issued                        --              --              --         110,833              --
   Issuance of options                                 --           8,700              --              --              --
   Paid-in capital from common
      stock warrants                                   --              --              --              --         100,000
   Preferred stock subscriptions                       --              --              --              --              --
   Net loss                                            --              --              --              --              --
                                              ------------    ------------   ---------------  ------------   -------------

Balance, August 31, 1995                        6,922,069       1,177,786              --         110,833         100,000
   Preferred stock subscriptions                       --              --              --              --              --
   Issuance of preferred shares                        --              --              --              --              --
   Issuance of common shares on
      $10,395,400 private placement            41,581,600       9,139,303              --              --              --
   Shares earned but not issued                        --              --              --         266,743              --
   Issuance of common shares                    1,054,548         458,977              --        (324,546)       (100,000)
   Net loss                                            --              --              --              --              --
                                              ------------    ------------   ---------------  ------------   -------------

Balance, June 25, 1996                         49,558,217      10,776,066              --          53,030              --
  Conversion to Palatin Technologies, Inc.    (38,555,207)    (10,666,035)     10,670,035              --              --
                                              ------------    ------------   ---------------  ------------   -------------

Adjusted balance, June 25, 1996                11,003,010         110,031      10,670,035          53,030              --
  Shares outstanding of Palatin
    Technologies, Inc.                            432,750           4,327          (4,327)             --              --
  Issuance of common shares                       103,017           1,030         138,686              --              --
  Purchase of treasury stock                           --              --              --              --              --
                                              ------------    ------------   ---------------  ------------   -------------

Balance, June 30, 1996                         11,538,777     $   115,388    $ 10,804,394    $     53,030    $         --
                                              ============    ============   ===============  ============   =============


                                                                     Deficit
                                                                  Accumulated
                                                                     During
                                                   Treasury        Development
                                                     Stock            Stage            Total
                                                 ------------    ---------------   --------------
Balance at inception                             $         --    $            --   $           --
   Issuance of shares from inception                       --                 --        1,158,883
   Net loss from inception                                 --         (2,596,195)      (2,596,195)
                                                 ------------    ---------------   --------------

Balance, August 31, 1994                                   --         (2,596,195)      (1,437,312)
   Issuance of shares                                      --                 --           10,203
   Shares earned but not issued                            --                 --          110,833
   Issuance of options                                     --                 --            8,700
   Paid-in capital from common
      stock warrants                                       --                 --          100,000
   Preferred stock subscriptions                           --                 --               --
   Net loss                                                --         (1,638,864)      (1,638,864)
                                                 ------------    ---------------   --------------

Balance, August 31, 1995                                   --         (4,235,059)      (2,846,440)
   Preferred stock subscriptions                           --                 --               --
   Issuance of preferred shares                            --                 --            4,000
   Issuance of common shares on
      $10,395,400 private placement                        --                 --        9,139,303
   Shares earned but not issued                            --                 --          266,743
   Issuance of common shares                               --                 --           34,431
   Net loss                                                --         (3,897,879)      (3,897,879)
                                                 ------------    ---------------   --------------

Balance, June 25, 1996                                     --         (8,132,938)       2,700,158
  Conversion to Palatin Technologies, Inc.                 --                 --               --
                                                 ------------    ---------------   --------------

Adjusted balance, June 25, 1996                            --         (8,132,938)       2,700,158
  Shares outstanding of Palatin
    Technologies, Inc.                                     --                 --               --
  Issuance of common shares                                --                 --          139,716
  Purchase of treasury stock                           (1,667)                --           (1,667)
                                                 ------------    ---------------   --------------

Balance, June 30, 1996                           $     (1,667)   $    (8,132,938)  $    2,838,207
                                                 ============    ===============   ==============

  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                     PALATIN TECHNOLOGIES, INC.
                                  (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                                                (A Development Stage Enterprise)
                                             Consolidated Statements of Cash Flows
                                        for the Period from Inception (January 28, 1986)
                                through June 30, 1996 and for the Ten Months Ended June 30, 1996
                                          and the Years Ended August 31, 1995 and 1994


                                                                 Inception                          Fiscal Year Ended
                                                            (January 28, 1986)  Ten Months              August 31,
                                                                  through         Ended        ----------------------------
                                                              June 30, 1996   June 30, 1996        1995            1994
                                                              -------------   -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (8,132,938)   $ (3,897,879)   $ (1,638,864)   $ (1,544,955)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                 308,574          68,005          85,947          80,523
      Interest expense on related-party debt                         53,387           6,667           8,000           8,000
      Accrued interest on long-term financing                       796,038         293,380         320,709         169,438
      Accrued interest on short-term financing                      107,936         100,000           7,936              --
      Intangibles and equipment write down                          278,318         278,318              --              --
      Equity and notes payable issued for expenses                  296,047         174,147          10,350          15,450
      Settlement with consultant                                    (28,731)             --              --              --
      Changes in certain operating assets and liabilities:
        Accounts receivable                                          (4,574)          1,052           2,557          (1,198)
        Prepaid expenses and other                                  (66,430)        (46,678)         (5,206)         13,257
        Intangibles                                                (427,337)        (44,314)        (66,152)        (73,383)
        Accounts payable                                            213,524         (91,433)        164,744          67,269
        Accrued compensation owed to employees                       94,632         (93,206)         10,551          (4,444)
        Accrued expenses                                            683,928         542,450          39,961           9,825
                                                              -------------   -------------    ------------    ------------

            Net cash used for operating activities               (5,827,626)     (2,709,491)     (1,059,467)     (1,260,218)
                                                              -------------   -------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (335,229)        (26,577)         (4,294)       (133,714)
                                                              -------------   -------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                        302,000              --         302,000              --
  Payments on notes payable, related party                         (309,936)        (23,286)       (286,650)             --
  Proceeds from senior bridge notes payable                       1,850,000         850,000       1,000,000              --
  Payments on senior bridge notes                                  (850,000)       (850,000)             --              --
  Proceeds from notes payable and
    long-term financing                                           1,951,327              --         292,063         500,000
  Payments on notes payable and
    long-term financing                                            (190,061)        (65,000)        (92,384)        (15,477)
  Proceeds from paid-in capital from common
    stock warrants                                                  100,000              --         100,000              --
  Proceeds from common stock, stock option
    issuances and preferred stock, net                           10,102,492       9,143,303             345         191,812
  Purchase of treasury stock                                         (1,667)         (1,667)             --              --
                                                              -------------   -------------    ------------    ------------

            Net cash provided by financing activities            12,954,155       9,053,350       1,315,374         676,335
                                                              -------------   -------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                   6,791,300       6,317,282         251,613        (717,597)

CASH, beginning of period                                                --         474,018         222,405         940,002
                                                              -------------   -------------    ------------    ------------

CASH, end of period                                           $   6,791,300    $  6,791,300    $    474,018    $    222,405
                                                              =============    ============    ============    ============



 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                   PALATIN TECHNOLOGIES, INC.
                                  (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                                                (A Development Stage Enterprise)
                                             Consolidated Statements of Cash Flows
                                        for the Period from Inception (January 28, 1986)
                                through June 30, 1996 and for the Ten Months Ended June 30, 1996
                                          and the Years Ended August 31, 1995 and 1994
                                                         - Continued -

                                                           Inception                           Fiscal Year Ended
                                                        (January 28, 1986) Ten Months               August 31,
                                                            through          Ended          ---------------------------
                                                        June 30, 1996     June 30, 1996          1995          1994
                                                       ----------------  ----------------   -------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                  $ 77,523         $ 49,494          $ 28,029      $     -
                                                       ================  ================   =============  ============

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment                                            $    900         $     -           $     -        $    900
                                                       ================  ================   =============  ============

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      common stock                                         $ 74,187         $     -           $     -        $     -
                                                       ================  ================   =============  ============
   Conversion of note payable to common stock              $ 16,000         $     -           $     -        $     -
                                                       ================  ================   =============  ============
   Common stock issued for equipment                       $  2,327         $     -           $     -        $     -
                                                       ================  ================   =============  ============
   Common stock issued for expenses
      (included above)                                     $285,332         $174,147          $ 10,350       $ 15,450
                                                       ================  ================   =============  ============
   Common stock issued for accrued salaries
      and bonuses                                          $ 16,548         $     -           $  9,858       $  3,390
                                                       ================  ================   =============  ============
   Accrued interest payable in common stock                $375,926         $266,743          $109,183       $     -
                                                       ================  ================   =============  ============


 The accompanying notes to consolidated financial statements are an integral part of these statements.

                          PALATIN TECHNOLOGIES, INC.
          (RhoMed Incorporated prior to June 25, 1996 Reverse Merger)
                       (A Development Stage Enterprise)
                  Notes to Consolidated Financial Statements
               for the Period from Inception (January 28, 1986)
              through June 30, 1996 and for the Ten Months Ended
          June 30, 1996 and the Years Ended August 31, 1995 and 1994

(1)     ORGANIZATION ACTIVITIES:

        Corporate Structure -- Palatin Technologies, Inc. ("Palatin"), formerly Interfilm, Inc., was incorporated under the laws of the State of Delaware on November 21, 1986. Since November 4, 1993, when Palatin acquired Interfilm Technologies, Inc., a New York corporation, it had been primarily engaged in the business of exploiting the rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. Palatin's initial public offering was consummated on October 28, 1993. On May 10, 1995, the Board of Directors of Palatin decided to substantially curtail the operations of Palatin and its subsidiaries.

        Merger -- On June 25, 1996, a newly formed, wholly-owned subsidiary of Palatin, Interfilm Acquisition Corporation ("InSub"), a New Mexico corporation, merged with and into RhoMed Incorporated ("RhoMed"), a New Mexico corporation, with all outstanding shares of RhoMed equity securities ultimately being exchanged for Palatin's common stock (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of Palatin, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Derivative Securities" as hereafter defined) receiving an aggregate of approximately 96% interest in the equity securities of Palatin on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Derivative Securities"), including without limitation, any rights underlying RhoMed's qualified or nonqualified stock option plans, were automatically converted into rights upon exercise to receive Palatin's common stock in the same manner in which the shares of RhoMed common stock were converted. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the surviving company (Palatin), the Merger was accounted for as a reverse merger. Certain assets and liabilities of Palatin and a subsidiary existing prior to the Merger, consisting principally of certain intellectual property and litigation claims against Sony Corporation of America and related entities, were transferred to an unaffiliated limited liability partnership for the benefit of Palatin stockholders of record as of June 21, 1996, immediately prior to the Merger. Pro forma combined operating results of the merged companies are not presented since the reverse merger is not a business combination for accounting purposes. The historical financial statements prior to June 25, 1996, are those of RhoMed, except that the net loss per common share has been stated on an as if converted basis. In addition, the Merger costs of $450,000 have been charged to operations for the ten months ended June 30, 1996, and accrued expenses include $231,635 of this amount as of June 30, 1996.

        On July 19, 1996, an amendment to the Certificate of Incorporation of Palatin (the "Amendment") was filed, which (a) effected the change of name from Interfilm, Inc. to Palatin Technologies, Inc., (b) increased the total number of authorized shares of Palatin's common stock, par value $.01 per share (the "Common Stock"), from 10,000,000 to 25,000,000, and (c) effected a 1-for-10 reverse split of Common Stock. Upon the filing of the Amendment, each share of RhoMed preferred stock was converted into .46695404349 shares of Common Stock, and each share of RhoMed common stock was converted into .184332593 shares of Common Stock. The consolidated financial statements have been adjusted to reflect the Amendment as if it had been filed on June 30, 1996.

        Nature of Business -- Palatin, through its wholly-owned subsidiary, RhoMed, is a development stage enterprise dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development based upon its proprietary monoclonal antibody, radiolabeling and enabling peptide platform technologies. Palatin had, prior to June 25, 1996, conducted no on-going business activities since May 10, 1995. The business of RhoMed, conducted by Palatin since June 25, 1996, when the Merger became effective, represents the on-going business of Palatin.

        Since its inception, RhoMed has devoted substantially all of its efforts and resources to the research and development of its technology. RhoMed has experienced operating losses in each year since its inception and, as of June 30, 1996, Palatin, including its wholly-owned subsidiary RhoMed, had a deficit accumulated during the development stage of $8,132,938. Palatin expects to incur additional operating losses over the next several years and expects cumulative losses to increase as Palatin's research and development and clinical testing efforts continue and expand. The ultimate completion of Palatin's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, achieving profitable operations.

        Change in Fiscal Year -- Effective June 30, 1996, Palatin and RhoMed each changed its fiscal year end to June 30. The fiscal year ends of Palatin and RhoMed prior to the Merger were December 31 and August 31, respectively.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly owned subsidiary, RhoMed. The remaining subsidiaries of Palatin - Interfilm Technologies, Inc., Ediflex Digital Systems, Inc. and Production Equipment Leasing Corp. LP - are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Accounting Basis -- The financial books and records of Palatin are maintained on the accrual basis of accounting. As a development stage enterprise, cumulative results of operations from inception are presented.

        Cash -- For purposes of presenting cash flows, Palatin considers cash as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Equipment -- Equipment and office furniture are stated at cost, net of accumulated depreciation. Depreciation is recognized using an accelerated method over the estimated useful lives of 5 years for equipment, 7 years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

        Patents -- Patents represent the costs capitalized to successfully obtain a patent registration. Internal costs to obtain and develop the patents have been expensed. Patents are included as intangible assets in the accompanying consolidated financial statements and are stated at cost, net of accumulated amortization. Amortization is recognized using the straight-line method over the estimated patent lives ranging up to 17 years. Unsuccessful patent costs and patents with no demonstrated future value are expensed when so determined by management.

        Research and Development Costs -- The costs of research and development activities are expensed as incurred.

        Stock Options and Warrants -- Warrants and most common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued in the fiscal years ended August 31, 1995 and 1994 under a nonqualified stock option plan at an exercise price below market value. The difference between the exercise price and the market value of these securities has been included in general and administrative expense in the fiscal years ended August 31, 1995 and 1994, and as an addition to equity.

        Income Taxes -- Palatin and its subsidiaries intend to file consolidated federal and combined state income tax returns. Palatin accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

        Palatin provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

        In accordance with SFAS 109, Palatin has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit Palatin's ability to utilize its tax loss carryforwards.

        Net Loss per Common Share -- Net loss per common share is calculated based upon the weighted average number of shares of Common Stock, on an as if converted basis, outstanding during each period. All options and warrants were excluded in the calculation of weighted average shares outstanding since their inclusion would have had an anti-dilutive effect.

        Financial Statement Presentation -- Certain amounts in the accompanying consolidated financial statements and notes have been reclassified to conform to the 1996 presentation.

        Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        New Pronouncements -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. The dislcosures of SFAS 123 will be adopted by Palatin effective July 1, 1996.

        Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Palatin.

        The following methods and assumptions were used by Palatin in estimating its fair value disclosures for financial instruments: the carrying amount reported on the balance sheet approximates the fair value for cash, short-term borrowings and current maturities of long-term debt; and the fair value for Palatin's fixed rate long-term debt is estimated based on the current rates offered to Palatin for debt of the same remaining maturities. Based on the above, the amount reported on the balance sheet approximates the fair value.

(3)     RELATED PARTY TRANSACTIONS:

        Castle Transaction -- During the fiscal year ended August 31, 1995, RhoMed encountered serious liquidity and working capital deficiencies. As a result, effective April 1995, RhoMed entered into a letter of intent with The Castle Group Ltd. ("Castle"), a company controlled by Lindsay A. Rosenwald, M.D. ("Dr. Rosenwald"), under which Castle agreed to arrange for a line of credit of up to $300,000 to finance ongoing operations; agreed to arrange for future financings; and RhoMed agreed to sell to Castle or its designees, for nominal consideration, 4,000,000 shares of RhoMed Series A Preferred Stock (equivalent to 1,867,809 shares of Common Stock). The issuance of RhoMed Series A Preferred Stock to designees of Castle was consummated on October 25, 1995. This resulted in Dr. Rosenwald and his designees obtaining majority ownership and control of RhoMed. Pursuant to the letter of intent, Castle provided a $300,000 line of credit. RhoMed borrowed up to the maximum under the line of credit and, at August 31, 1995, had $23,286 outstanding thereunder, which was paid in September, 1995. The average interest rate for the line of credit was 10.90%, and the average balance outstanding was $191,549.

        Dr. Rosenwald is the Chairman of Paramount Capital, Inc. ("Paramount"), which served as placement agent for RhoMed as set forth below. Commencing July 24, 1995, two of the then three members of the Board of Directors of RhoMed were employees of entities controlled by Dr. Rosenwald (the "Interested Directors"). These Interested Directors may have benefited, directly or indirectly, from the payment of commissions and expenses, and the issuance of warrants, to Paramount and affiliates. On July 28, 1995, RhoMed's Board of Directors approved an offering of Senior Bridge Notes and Class A Warrants (the "Class A Offering") (see Note 7), for which Paramount served as placement agent. Because the Interested Directors could be deemed to have a direct or indirect interest in a transaction involving a potential conflict of interest with RhoMed (a "Conflict Of Interest Transaction") contemplated under certain terms of the Class A Offering, the transaction was ratified by disinterested stockholders on August 15, 1995. In the Class A Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased Senior Bridge Notes with a face value of $100,000, and Class A Warrants to purchase 300,000 shares of RhoMed common stock at $.01 per share (equivalent to 55,299 shares of Common Stock at $.05 per share).

        On November 27, 1995, RhoMed's Board of Directors approved an offering of Senior Bridge Notes and Class B Warrants (the "Class B Offering") (see Note
7), for which Paramount served as placement agent. Because certain terms of the Class B Offering could also be deemed to be a Conflict of Interest Transaction, the Interested Directors recused themselves from voting on the matter, and the Class B Offering was approved by the two disinterested directors. In the Class B Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased Senior Bridge Notes with a face value of $100,000, and Class B Warrants to purchase 100,000 shares of RhoMed common stock at an adjusted exercise price of $.125 per share (equivalent to 18,433 shares of Common Stock at $.68 per share).

        On March 4, 1996, the Board of Directors approved an offering of common stock (the "Common Stock Offering") (see Note 10), and authorized an offering committee of the Board of Directors, consisting of the two disinterested directors, to determine the placement agent for the Common Stock Offering. The selection of Paramount as placement agent was approved by the disinterested directors. On May 14, 1996, the Board of Directors approved an increase in the Common Stock Offering, on which the Interested Directors recused themselves, and which was approved by the two disinterested directors. In the Common Stock Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased 7,002,000 shares of RhoMed common stock at $.25 per share (equivalent to 1,290,696 shares of Common Stock at $1.36 per share).

        Accrued Compensation -- At June 30, 1996 and August 31, 1995, RhoMed owed employees approximately $78,000 and $171,000, respectively, for accrued and unpaid compensation and related benefits. These amounts do not accrue interest and are included in accrued compensation in the accompanying consolidated financial statements. All such amounts are expected to be paid in fiscal year 1997.

        Other Transactions -- There have been certain transactions between Palatin and certain related parties which have resulted in the exchange of assets or services for equity securities (see Note 10).

        Management of Palatin believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties.

(4)     EQUIPMENT:

        Equipment consists of the following at June 30, 1996 and August 31, 1995:


                                            June 30,           August 31,
                                              1996                1995
                                       -------------         ------------

Office equipment                        $    202,960         $    183,322

Laboratory equipment                          76,929               69,989

Leasehold improvements                           -                 57,668
                                       -------------         ------------

     Equipment at cost                       279,889              310,979

Less: Accumulated depreciation               183,535              176,611
                                       -------------         ------------

                                       $      96,354         $    134,368
                                       =============         ============


(5)     INTANGIBLES:

        Palatin has obtained 11 United States (U.S.) patents and corresponding international applications have been issued or are pending in selected countries on a majority of issued U.S. patents. Palatin has applications pending for 17 additional U.S. patents, the majority of which have pending international counterparts in selected countries. Palatin has received Notices of Allowance, and has paid issue fees, on certain pending U.S. patent applications.

        Palatin has assigned its interest in several patents to secure long-term financing (see Note 6).

(6)     LONG-TERM FINANCING:

        Palatin has a long-term financing agreement with Aberlyn Holding Co., Inc., and its affiliates (collectively "Aberlyn"). Aberlyn has, in a series of transactions, loaned to Palatin approximately $1,800,000, secured by certain of Palatin's patents, intellectual property and equipment. Certain fees and costs related to the borrowings have been deferred as intangible assets and are being amortized over the remaining terms of the arrangement using the effective interest method. The agreement requires the accrual of certain interest as payable before it is earned; therefore, at any time before the scheduled payoff, the recorded long-term liability will be less than the total amount payable to settle the obligation.

        Palatin is obligated, at June 30, 1996, to make monthly payments to Aberlyn of $20,000 from June 1, 1996 through May 1, 1997, and payments of $91,695 from June 1, 1997 through May 1, 1999. Payments through May 1, 1997 will be applied to principal only; interest will be accrued during this period at an annual effective rate of 15% and paid in Palatin's Common Stock. On June 24, 1996, RhoMed issued 930,023 shares of RhoMed common stock (equivalent to 171,433 shares of Common Stock) in payment of accrued interest of $324,546 through April 30, 1996. In addition, certain warrants held by Aberlyn were terminated, and RhoMed agreed that Common Stock paid as interest through May 1, 1997, would contain certain registration rights, and would be valued at the rate of 75% of the per share offering price for RhoMed's common stock in any offering commencing after the consummation of the Common Stock Offering, in which the total offering proceeds exceeds $5,000,000, or in the event no such offering is completed before April 30, 1997, at the rate of 75% of the average per share closing price for the twenty trading days immediately preceding April 30, 1997.

        Scheduled principal payments on the long-term financing through fiscal year 1999 at June 30, 1996, are as follows:


         Years ending June 30,
         ---------------------
                  1997                                  $     272,783

                  1998                                        697,317

                  1999                                        756,963

                                                        -------------
     Total principal payments                               1,727,063

     Accrued interest                                         312,251
                                                        -------------

                                                        $   2,039,314
                                                        =============

(7)     SENIOR BRIDGE NOTES:

        The warrants set forth below were initially exercisable for RhoMed common stock and are so described. At Note 10 all outstanding warrants, including all RhoMed warrants, are shown as converted to Common Stock.

        Class A Offering -- On July 28, 1995, the Board of Directors of RhoMed authorized an offering of up to 40 units at $25,000 per unit, with each unit consisting of a $25,000 face amount Senior Bridge Note and a Class A Warrant to purchase 75,000 shares of RhoMed common stock at an exercise price of $.01 per share (the "Class A Offering") (see Note 3). The nominal exercise price for the warrants reflected the seriously troubled financial condition of RhoMed on the date of the transaction. The Senior Bridge Notes sold in the Class A Offering bear interest at 1% per month, and are payable, with accrued interest, one year from the date of issuance. Class A Warrants are exercisable at any time, terminate ten years from the date of issuance, have certain registration rights, and are subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of, the Common Stock.

        All Class A Offering units were purchased, with net proceeds to RhoMed of approximately $907,000 after payment of the placement agent's commissions and expenses ($90,000) and offering expenses (approximately $3,000). Paramount (see Note 3), served as placement agent for the offering and received (i) a cash commission equal to 6% of the gross proceeds from the sale of the units,
(ii) a non-accountable expense allowance equal to 3% of gross proceeds and
(iii) placement agent's warrants ("Class A Placement Agent Warrants"), on the same terms as the Class A Warrants, equal to 15% of the Common Stock underlying the Class A Warrants issued in the Class A Offering.

        Class B Offering -- On November 27, 1995, the Board of Directors of RhoMed authorized an offering of up to 7.5 units at $100,000 per unit, with each unit consisting of a $100,000 face amount Senior Bridge Note and a Class B Warrant to purchase 100,000 shares of RhoMed common stock at an exercise price of the lesser of (a) $.25 per share and (b) 50% of the price per share of common stock in a subsequent equity offering of RhoMed common stock in which gross proceeds exceed $2,500,000 (the "Class B Offering"). On January 25, 1996, the Board of Directors increased the Class B Offering from 7.5 units to 8.5 units. The Senior Bridge Notes sold in the Class B Offering bore interest at 1% per month, and were payable, with accrued interest, at the earlier of (a) 5 days following the closing of an equity offering of RhoMed's securities in which gross proceeds exceeded $2,500,000 and (b) 12 months from the date of issuance. The Class B Warrants are exercisable at any time, terminate 5 years from the date of issuance, have certain registration rights, contain a call provision and are subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of, the Common Stock.

        On February 15, 1996, the purchase of units was completed. Net proceeds to RhoMed were $739,500 after payment of the placement agent's commissions and expenses ($110,500). Paramount (see Note 3), served as placement agent for the Class B Offering and received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units, (ii) a non-accountable expense allowance equal to 4% of gross proceeds and (iii) placement agent's warrants ("Class B Placement Agent Warrants"), at an exercise price of $.30 per share but otherwise on the same terms as the Class B Warrants, equal to 5% of the Common Stock underlying the Class B Warrants issued in the Class B Offering. On June 28, 1996, the Class B Offering Senior Bridge Notes with accrued interest were paid in full.

(8)     NOTES PAYABLE TO STOCKHOLDERS:

        At June 30, 1996 and August 31, 1995, notes payable to stockholders consisted of four ten year notes totaling $80,000 plus interest accrued thereon. These notes were issued as part of a combined stock and debt offering during the fiscal year ended August 31, 1992 (see Note 10). Each note is a promissory note from RhoMed to the purchaser in the face amount of $20,000, bearing interest at 10% per year, accruing annually. Principal and interest on the notes becomes due and payable on the earlier of (i) July 31, 2002, or (ii) 30 days after RhoMed, or its successor, receives net proceeds from a public offering of its common stock of at least $5,000,000 or (iii) 30 days after the end of a fiscal year in which, as reflected on the audited financial statements of RhoMed or its successor, RhoMed or its successor has net assets of at least $5,000,000 or net income of at least $5,000,000. The notes had a provision providing for conversion into common stock on the basis of one share of stock for each $1.50 of principal and accrued interest. As a result of the Merger, there is no longer a right to convert.

(9)     COMMITMENTS AND CONTINGENCIES:

        Leases -- Palatin leases certain of its facilities and equipment under noncancellable operating leases. The lease on the facility in Albuquerque, New Mexico expires on December 31, 1996. Minimum future annual lease payments at June 30, 1996, are approximately $55,000 in fiscal year 1997, and approximately $12,000 to $21,000 per year thereafter until fiscal year 2001. Certain leases have been personally guaranteed by one or more former officers of RhoMed.

        Product Liability -- The testing, marketing and sale of human health care products entails an inherent risk of allegations of product liability. Palatin does not currently have product liability insurance coverage.

        Restructuring Charge -- In conjunction with Palatin's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, Palatin established a restructuring charge of $450,000. The restructuring charge represents mainly severance costs, facility closing expenses and recruiting fees. Included in accrued expenses at June 30, 1996, is $257,152 of this restructuring charge.

        Commitments -- On November 27, 1995, the Board of Directors of RhoMed ratified an employment agreement (the "Employment Agreement") with Edward J. Quilty ("Mr. Quilty") to serve as President and Chief Executive Officer of RhoMed. Pursuant to the Agreement, RhoMed agreed to grant Mr. Quilty an option to acquire such number of shares of common stock as equal a 10% fully diluted equity interest in RhoMed at an exercise price of $.01 per share, which option vests in 36 equal increments on each of the first 36 monthly anniversaries of the commencement of Mr. Quilty's employment with RhoMed, and may be accelerated or terminated in part on the happening of certain events (the "Initial Option"). The Agreement further provides for anti-dilutive options, pursuant to which Mr. Quilty will be issued options to acquire the number of shares that, when aggregated with the shares issuable pursuant to the Initial Option, equal not less than 3.75% of the shares of common stock of RhoMed. The Agreement is for an initial period of one year, with automatic one year extensions, and provides that, on certain termination events, the portion of the options that would otherwise have terminated without vesting, vest and are exercisable upon termination, and also provides for specified termination pay.

        Palatin is obligated under two consulting agreements to make payments of $157,000 in fiscal year 1997 and $76,500 in fiscal year 1998.

        Legal Proceedings -- Palatin is subject to various claims and litigation in the ordinary course of its business, including patent proceedings. Management believes that the outcome of such legal proceedings will not have a material adverse effect on Palatin's financial position or future results of operation.

(10)    STOCKHOLDERS' EQUITY (DEFICIT):

        Palatin Authorized Shares -- The authorized capital stock of Palatin at the time of the Merger consisted of 10,000,000 Common Stock shares and 2,000,000 shares of preferred stock, $.01 par value per share. On July 19, 1996, Palatin's Certificate of Incorporation was amended to, among other things, increase the number of shares of authorized Common Stock to 25,000,000 and to effect a 1-for-10 reverse split of the Common Stock. The consolidated financial statements have been adjusted to reflect the amendment to the Certificate of Incorporation.

        RhoMed Authorized Shares -- By Articles of Amendment approved by RhoMed's stockholders on April 4, 1996 and filed April 10, 1996, RhoMed amended its Articles of Incorporation to increase its authorized common stock from 40,000,000 to 60,000,000 shares with no par value. By Articles of Amendment approved by RhoMed's stockholders on May 24, 1996 and filed June 7, 1996, RhoMed amended its Articles of Incorporation to increase its authorized common stock from 60,000,000 to 90,000,000 shares with no par value. RhoMed has 10,000,000 shares of authorized preferred stock, no par value.

        Stock Transactions -- On March 4, 1996, the Board of Directors of RhoMed authorized an offering of up to 40 units at $100,000 per unit, with each unit consisting of 400,000 shares of RhoMed common stock at a purchase price of $.25 per share (the "Common Stock Offering") (equivalent to 73,733 shares per unit at a purchase price of $1.36 per Palatin Common Stock share). On May 14, 1996, the Board of Directors authorized an increase in the Common Stock Offering of up to 100 units. Paramount served as placement agent for the Common Stock Offering and received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units, (ii) a non-accountable expense allowance equal to 4% of gross proceeds and (iii) placement agent's warrants ("Stock Offering Placement Agent Warrant"), equal to 10% of the common stock issued in the Common Stock Offering, at an exercise price of $.30 per RhoMed common stock share (equivalent to $1.63 per Palatin Common Stock share), which are freely exercisable and terminate ten years from the date of issuance, have certain registration rights, and are subject to adjustment in certain circumstances. On June 24, 1996, RhoMed terminated the Common Stock Offering. RhoMed sold 96.454 units, realizing net proceeds of approximately $8,391,000, and issued 38,581,600 shares of RhoMed common stock (equivalent to 7,111,846 shares of Common Stock).

        On June 24, 1996, and pursuant to the Merger, certain stockholders of Interfilm prior to the Merger and third parties purchased 3,000,000 shares of RhoMed common stock at a purchase price of $.25 per share, with net proceeds to RhoMed of approximately $748,000 (equivalent to 552,997 shares of Common Stock at a purchase price of $1.36). Also, and pursuant to the Merger, warrants to purchase 1,500,000 shares of RhoMed common stock at an exercise price of $.40 were issued to certain stockholders of Interfilm prior to the Merger and third parties ("Merger Warrants") (equivalent to 276,499 shares of Common Stock at an exercise price of $2.17). The Merger Warrants are exercisable at any time, terminate four years from the date of issuance, have certain registration rights, contain a call provision and are subject to adjustment in certain circumstances.

        In the ten months ended June 30, 1996, RhoMed issued 124,525 shares of RhoMed common stock (equivalent to 22,954 shares of Common Stock) in exchange for services, and Palatin issued 103,017 shares of Common Stock in exchange for services. In addition, RhoMed has issued stock for accrued interest, and Palatin is obligated to issue additional stock in payment of accrued interest (see Note 6).

        RhoMed commenced a private offering of preferred stock in fiscal year 1994, and a private offering of units consisting of RhoMed common stock and common stock warrants in fiscal year 1995, both of which were terminated without having raised the minimum required for closing. Stock issuance costs incurred in connection with both offerings were expensed to operations in the fiscal year in which such costs were incurred.

        In February 1993, RhoMed issued a private offering memorandum for the sale of securities, consisting of units of 10,000 shares of RhoMed common stock for $10,000 per unit ($1.00 per share). RhoMed sold 58.4 units, realizing net proceeds of approximately $577,000.

        In September 1992, RhoMed issued a private offering memorandum for the sale of securities, consisting of units of 33,333 shares of RhoMed common stock for $25,000 per unit ($.75 per share). RhoMed sold 8 units, realizing net proceeds of approximately $191,000.

        In December 1991, RhoMed issued a private offering memorandum for the sale of units consisting of 26,289 shares of RhoMed common stock and a $20,000 note (see Note 8). Four units were sold for $25,000 per unit.

        Outstanding Stock Purchase Warrants -- At June 30, 1996, Palatin had the following warrants outstanding, all of which are currently exercisable except 11,111 warrants included in "Other Warrants." Each warrant is restated as Common Stock:

                                     Palatin Common         Exercise Price           Latest
         Warrant                      Stock Shares             per Share        Termination Date
- --------------------------           --------------         --------------      ----------------
Class A Offering                         552,997            $          .05            9/13/05
Class A Placement Agent                   82,949                       .05            9/13/05
Class B Offering                         156,683                       .68            2/15/01
Class B Placement Agent                    7,834                      1.63            2/15/06
Stock Offering Placement Agent           711,184                      1.63            6/25/06
Merger Warrants                          276,499                      2.17            6/24/00
Other Warrants                            31,967            $2.71 - $70.50           10/20/99
                                      ----------            --------------           --------
  Total                                1,820,113            $ .05 - $70.50            6/25/06
                                      ==========            ==============           ========


The Class B Offering and Merger Warrants contain provisions providing for termination of the warrant if not exercised following notice of specified per share trading prices.

        Palatin Stock Option Plans -- Palatin had, prior to the Merger, adopted its 1993 Equity Incentive Plan, pursuant to which options for 26,750 Common Stock shares, calculated on a post-reverse stock split basis, were granted and outstanding at June 30, 1996. Palatin does not intend to issue any new options under the 1993 Equity Incentive Plan.

        RhoMed Stock Option Plans -- RhoMed has 4 stock option plans, with options granted thereunder constituting RhoMed Derivative Securities which, pursuant to the Merger, were automatically converted into rights upon exercise to receive Common Stock in the same manner in which the shares of RhoMed common stock were converted.

        Two RhoMed stock option plans are qualified "incentive stock option" plans under the Internal Revenue Code, for which 8,250,000 shares of RhoMed common stock were reserved. The other plans are nonqualified stock option plans, for which 3,250,000 shares of RhoMed common stock were reserved. Palatin does not intend to issue any new options under the RhoMed stock option plans.

        The table below presents options in RhoMed common stock, with conversion to Common Stock shown as "Restated to Palatin Options." The "Outstanding" and "Exercisable" as of June 30, 1996, are stated as Common Stock. Information related to stock option activity under these plans for the period from inception to June 30, 1996 is as follows:

                                                           Incentive Stock Options              Nonqualified Stock Options
                                                    ---------------------------------        -------------------------------
                                                        Number                                Number
                                                      of Shares        Price per Share       of Shares       Price per Share
                                                    -------------      ---------------       ---------       ---------------
Balance at inception                                            -        $           -                -         $          -
    Granted                                               628,750           .50 - 1.00        1,053,179          .425 - 1.00
    Terminated                                             37,000                 1.00            2,500                 1.00
                                                    -------------        -------------       ----------         ------------
Outstanding, August 31, 1994                              591,750           .50 - 1.00        1,050,679          .425 - 1.00
    Granted                                                99,000                  .35          196,400           .30 - 1.00
    Terminated                                             36,000                 1.00                -                    -
                                                    -------------        -------------       ----------         ------------
Outstanding, August 31, 1995                              654,750           .35 - 1.00        1,247,079           .30 - 1.00
    Granted                                             7,601,204           .01 -  .25        1,718,123           .01 -  .25
    Terminated                                            193,750           .25 - 1.00           57,000                 1.00
                                                    -------------        -------------       ----------         ------------
Outstanding, June 25, 1996                              8,062,204           .01 - 1.00        2,908,202           .01 - 1.00
Conversion to Palatin Options                          (6,576,078)                           (2,372,126)
                                                    -------------                            ----------
Restated to Palatin Options                             1,486,126           .05 - 5.42          536,076           .05 - 5.42
Palatin Options Outstanding, June 25, 1996                 26,750        76.50 - 90.00                -                    -
                                                    -------------        -------------       -----------        ------------
Outstanding, June 30, 1996                              1,512,876        $.05 - $90.00          536,076         $.05 - $5.42
                                                    =============        =============       ==========         ============
Exercisable, June 30, 1996                                214,472        $.05 - $90.00          225,453         $.05 - $5.42
                                                    =============        =============       ==========         ============

No options have been exercised since inception.

(11)    GRANTS, CONTRACTS AND ROYALTIES:

        Pursuant to contract with the New Mexico Research and Development Institute to develop products for medical research and diagnostic imaging, for which all work has now been completed, the State of New Mexico earns (i) a 2% royalty on gross revenues for products developed under the contract and manufactured in New Mexico and (ii) a 5% royalty on products manufactured outside New Mexico, subject to maximum repayment limits over specified time frames.

        RhoMed applies for and has received grants and contracts under the Small Business Innovative Research (SBIR) program and other federally funded grant and contract programs. Since inception, approximately $2,526,000 of RhoMed's revenues have been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited. Most contract costs, including indirect costs, are subject to audit and adjustment by negotiation with government representatives.

        RhoMed also engages in contract development work with private sector companies, both foreign and domestic. From inception to August 31, 1995, RhoMed's contract revenues from such private sector companies are approximately $335,000.

        RhoMed has solicited and performed cooperative research and development agreements with various national laboratories of the Department of Energy.

(12)    LICENSING AGREEMENTS:

        RhoMed entered into a license agreement, effective November 2, 1992, with Sterling Winthrop, Inc., a major pharmaceutical company ("Sterling"), under which RhoMed granted to Sterling (i) a non-exclusive license to certain patented radiolabeling technology for imaging uses and (ii) an option to acquire a license on similar terms for therapeutic uses. The license agreement is renewable annually and provides for certain license fee payments to RhoMed together with milestone payments on product development and percentage of sales production royalties. During the fiscal years ended August 31, 1995 and 1994, RhoMed received $50,000 in royalties and option payments under the license agreement. During the fiscal year ended August 31, 1994, the license agreement was assigned by Sterling to Burroughs Wellcome Co., a major pharmaceutical company, in conjunction with the purchase of certain assets of Sterling by Burroughs Wellcome Co. Concurrently with entering into the license agreement, RhoMed entered into a development agreement, which expired December 31, 1993, with Sterling, under which RhoMed performed specified product development services for $125,000, of which $25,000 is included in grant and contract revenue for the fiscal year ended August 31, 1994.

        RhoMed entered into a license agreement, effective May 1, 1992, with Rougier Bio-Tech Limited, a foreign biotechnology concern ("Rougier"), under which RhoMed granted Rougier an exclusive license to certain patented radiolabeling technology for a defined field-of-use. The agreement, which is for the life of the patents and is renewable annually, provides for license fee payments to RhoMed and percentage of sales production royalties with a minimum annual royalty. Under this agreement, $7,500 of royalties and fees were paid to RhoMed in the fiscal year ended August 31, 1995.

(13)    INCOME TAXES:

        Effective September 1, 1993, RhoMed adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Prior to 1993, RhoMed accounted for income taxes following the provisions of Accounting Principles Board Opinion No. 11.

        RhoMed has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. A valuation allowance for the net deferred tax assets has been recorded at June 30, 1996, based on the weight of evidence that the deferred tax assets exceed the likely reversal of deferred tax liabilities and likely taxable income. The difference between the expected benefit of the federal tax rate of 34% and the actual benefit of zero is due to this valuation allowance. Significant components of deferred tax assets and liabilities are as follows:


                                                                   June 30, 1996                   August 31, 1995
                                                                  ---------------                 ----------------
Deferred tax assets:
   Payroll compensation accruals                                     $    39,887                     $     84,088
   Restructuring accrual                                                  55,484                                -
   Net operating losses                                                2,793,025                        1,596,736
   Other                                                                  43,710                           32,766
                                                                     -----------                     ------------
Total gross deferred tax assets                                        2,932,106                        1,713,584
Less: Valuation allowance                                             (2,915,557)                      (1,603,744)
                                                                     -----------                     ------------
Deferred tax assets, net                                                  16,549                          109,840
                                                                     -----------                     ------------
Deferred tax liabilities:
   Basis difference in intellectual and
       proprietary property                                              (12,516)                        (109,291)
   Other                                                                  (4,033)                            (549)
                                                                     -----------                     ------------
   Total gross deferred tax liabilities                                  (16,549)                        (109,840)
                                                                     -----------                     ------------
Deferred tax assets (liabilities), net                               $         -                    $           -
                                                                     ===========                    =============


        The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the change in majority ownership relating to the Castle transaction (see Note 3), the Common Stock Offering (see Note 10) and the Merger (see Note
1), under Internal Revenue Code Section 382, RhoMed most likely will not be able to utilize its net operating loss carryforwards after the dates of ownership change. Thus, Palatin most likely will not be able to realize the benefit of any or all of RhoMed's net operating loss carryforwards in the future.

        Furthermore, due to the Merger, Palatin applied to the Internal Revenue Service to change its year end to June 30 from December 31. Internal Revenue Service approval of this change is still pending.

        Income tax returns for RhoMed for the years ended August 31, 1995 and 1994 have not been filed; however, management believes that since there is no tax liability, there will be no material adverse effect on Palatin.

(14)    COMPARISON WITH TEN MONTHS ENDED JUNE 30, 1995:

        As noted above (see Note 1), Palatin changed its fiscal year end to June 30. Therefore, the following June 30, 1995, selected financial information, adjusted to reflect the amendment to the

Certificate of Incorporation of Palatin as if it had been filed on June 30, 1995, and as if the Merger had been consummated on June 25, 1995, is presented for comparative purposes only (unaudited):


                                          Ten Months Ended
                                             June 30,
                                 -------------------------------------
                                     1996                    1995
                                 ------------            -------------
Revenues                         $     24,457            $     94,842
Expenses                            2,120,239               1,076,473
Other income (expenses)            (1,802,097)               (305,615)
                                 ------------            ------------
Net loss                         $ (3,897,879)           $ (1,287,246)
                                 ============            ============
Weighted average number of
  common shares outstanding         2,144,131               1,230,550
                                 ============            ============
Net loss per common share        $      (1.82)           $      (1.05)
                                 ============            ============