Form 10QSB
period 1996-09-30
PALATIN TECHNOLOGIES INC
filed 1996-11-14
CIK 911216

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _____________

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

As of November 13, 1996, 11,538,641 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]

                    PALATIN TECHNOLOGIES, INC.

                         Table of Contents


                                                                     Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          BALANCE SHEETS -- As of September 30, 1996 (unaudited)
            and June 30, 1996. . . . . . . . . . . . . . . . . . .  Page 3

          STATEMENT OF OPERATIONS (unaudited) -- For the Three
            Months Ended September 30, 1995 and September 30, 1996
            and the Period from January 28, 1986 (Commencement of
            Operations) through September 30, 1996 . . . . . . . .  Page 4

          STATEMENT OF CASH FLOWS (unaudited) -- For the
            Three Months Ended September 30, 1995 and September 30,
            1996 and the Period From January 28, 1986 (Commencement
            of Operations) through September 30, 1996. . . . . . .  Page 5

          Notes to Financial Statements. . . . . . . . . . . . . .  Page 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations. . . . . . . . . .  Page 9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . .  Page 12
     Item 2.  Change in Securities.. . . . . . . . . . . . . . . .  Page 12
     Item 3.  Defaults Upon Senior Securities. . . . . . . . . . .  Page 12
     Item 4.  Submission of Matters to a Vote of Security Holders.  Page 12
     Item 5.  Other Information. . . . . . . . . . . . . . . . . .  Page 12
     Item 6.  Exhibits and Reports on Form 8-K.. . . . . . . . . .  Page 12

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PALATIN TECHNOLOGIES, INC.
                 (A Development Stage Enterprise)
                    CONSOLIDATED BALANCE SHEETS

                                                                                  September 30, 1996       June 30, 1996
                                                                                  --------------------- ---------------------
                                                                                     (Unaudited)
ASSETS
Current assets:
  Cash                                                                             $    4,313,235            $    6,791,300
  Accounts receivable                                                                      19,288                     4,574
  Prepaid expenses and other                                                               88,644                    66,430
                                                                                   --------------            --------------
      Total current assets                                                              4,421,167                 6,862,304

Equipment, net of accumulated depreciation of $195,564 and $183,535
  as of September 30, 1996 and June 30, 1996, respectively                                137,935                    96,354

Intangibles, net of accumulated amortization of $94,555 and
  $91,366 as of September 30, 1996 and June 30, 1996, respectively                         91,094                    82,547
                                                                                   --------------            --------------
                                                                                   $    4,650,196            $    7,041,205
                                                                                   ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $    244,548              $    214,424
  Accrued compensation owed to employees                                                   78,084                    78,084
  Accrued expenses                                                                        483,453                   655,197
  Current portion of long-term financing, including accrued interest of $150,960 and $38,912 as of September 30, 1996 and June 30, 1996,
    respectively                                                                          526,780                   311,695
  Senior bridge notes, including related party transaction of $110,000
    as of June 30, 1996                                                                       --                  1,100,000
                                                                                       ------------            ------------

      Total current liabilities                                                           1,332,865               2,359,400

Long-term financing, including accrued interest of $169,868
  and $273,339 as of September 30, 1996 and June 30, 1996, respectively                   1,461,111               1,727,619

Notes payable to stockholders, including accrued interest of
  $37,979 and $35,979 as of September 30, 1996 and June 30, 1996,
  respectively                                                                              117,979                 115,979
                                                                                       ------------            ------------
                                                                                          2,911,955               4,202,998
                                                                                       ------------            ------------

Stockholders' equity:
  Preferred stock, $.01 and 2,000,000 shares authorized, as of
    September 30, 1996 and June 30, 1996, no shares issued                                      --                      --
  Common stock, $.01 and 25,000,000 shares authorized, as of September
    30, 1996 and June 30, 1996; and 11,538,641 and 11,538,777 issued as
    of September 30, 1996 and June 30, 1996, respectively                                   115,386                 115,388
  Treasury stock, 1,229 shares                                                               (1,667)                 (1,667)
  Additional paid-in capital                                                             10,804,145              10,804,394
  Common stock earned but not issued                                                        130,695                  53,030
  Deficit accumulated during development stage                                           (9,310,318)             (8,132,938)
                                                                                       ------------            ------------
                                                                                          1,738,241               2,838,207
                                                                                       ------------            ------------
                                                                                       $  4,650,196            $  7,041,205
                                                                                       ============            ============

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                    PALATIN TECHNOLOGIES, INC.
                 (A Development Stage Enterprise)
               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (unaudited)



                                                                                     Inception
                                                                                 (January 28, 1996)
                                            Three Months Ended September 30,          through
                                                  1996              1995            June 30, 1996
                                           -----------------  ----------------    ----------------
REVENUES:
     Grants and contracts                  $            --    $           --      $     2,860,512
     License fees and royalties                         --                --              334,296
     Sales                                           22,184             4,893             318,917
                                           -----------------  ----------------    ----------------

          Total revenues                             22,184             4,893           3,513,725
                                           -----------------  ----------------    ----------------

EXPENSES:
     Research and development                       687,952           128,737           5,084,360
     General and administrative                     454,465           330,406           5,357,426
                                           -----------------  ----------------    ----------------

          Total expenses                          1,142,417           459,143          10,441,786
                                           -----------------  ----------------    ----------------

OTHER INCOME (EXPENSES):
     Other income                                    72,124               --              143,504
     Interest expense                              (129,271)          (76,099)         (1,172,457)
     Placement agent commissions and
          fees on debt offering                         --                --             (168,970)
     Merger costs                                       --                --             (475,000)
     Restructuring charge                               --                --             (450,000)
     Net intangibles write down                         --                --             (259,334)
                                           -----------------  ----------------    ----------------

          Total other income (expenses)             (57,147)          (76,099)         (2,382,257)
                                           -----------------  ----------------    ----------------

NET LOSS                                   $     (1,177,380)  $      (530,349)    $    (9,310,318)
                                           =================  ================    ================


Weighted average number of common
     shares outstanding                          11,537,548         1,275,661           1,359,022
                                           =================  ================    ================

Net loss per common share                  $          (0.10)  $         (0.42)    $         (6.85)
                                           =================  ================    ================

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                     PALATIN TECHNOLOGIES, INC.
                                                 (A Development Stage Enterprise)
                                               Consolidated Statements of Cash Flows
                                                          (unaudited)

                                                            Three Months Ended September 30,        Inception
                                                            ----------------------------         (January 28,1986)
                                                                  1996            1995               through
                                                              ------------    ------------        September 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $  (1,177,380)   $   (530,349)      $ (9,310,318)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                  15,218          31,561            323,792
      Interest expense on related-party debt                          2,000           2,000             55,387
      Accrued interest on long-term financing                        86,242          90,593            882,280
      Accrued interest on short-term financing                     (100,000)          6,543                 --
      Intangibles and equipment write down                               --              --            278,318
      Equity and notes payable issued for expenses                       --              --            296,047
      Settlement with consultant                                         --              --            (28,731)
      Changes in certain operating assets and liabilities:
        Accounts receivable                                         (14,714)            130            (19,288)
        Prepaid expenses and other                                  (22,214)        (27,235)           (88,644)
        Intangibles                                                 (11,736)         11,262           (439,073)
        Accounts payable                                             30,124        (125,221)           243,648
        Accrued compensation owed to employees                           --           3,450             94,632
        Accrued expenses                                           (171,744)         26,558            512,184
                                                              -------------   -------------         ------------
            Net cash used for operating activities               (1,364,204)       (510,708)        (7,199,766)
                                                              -------------   -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (53,610)         (4,992)          (388,840)
                                                              -------------   -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                             --              --            302,000
  Payments on notes payable, related party                               --        (302,000)             2,000
  Proceeds from senior bridge notes payable                              --       1,000,000          1,850,000
  Payments on senior bridge notes                                (1,000,000)             --         (1,850,000)
  Proceeds from notes payable and
    long-term financing                                                  --              --          1,951,327
  Payments on notes payable and
    long-term financing                                             (60,000)        (15,000)          (250,061)
  Proceeds from paid-in capital from common
    stock warrants                                                       --              --            100,000
  Proceeds from common stock, stock option
    issuances and preferred stock, net                                   --              --         10,102,492
  Purchase of treasury stock and fractional shares                     (250)             --            (1,917)
                                                              -------------   -------------        ------------

            Net cash provided by financing activities            (1,060,250)        683,000         12,205,841
                                                              -------------   -------------        ------------

NET INCREASE (DECREASE) IN CASH                                  (2,478,064)        167,300          4,617,135

CASH, beginning of period                                         6,791,300          46,768                 --
                                                              -------------   -------------         ------------

CASH, end of period                                           $   4,313,236    $    214,068        $ 4,617,135
                                                              =============    ============         ============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                                     Page 5

                    PALATIN TECHNOLOGIES, INC.
                 (A Development Stage Enterprise)
      Notes to Consolidated Financial Statements (Unaudited)
      For the Three Months Ended September 30, 1996 and 1995

(1)  Nature of Business

     Through its wholly-owned subsidiary RhoMed Incorporated ("RhoMed"), Palatin Technologies, Inc. (the "Company") is a development-stage biopharma-ceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. The Company was incorporated under the laws of the State of Delaware on November 21, 1986. Since June 25, 1996, the effective date of the merger (the "Merger") of a wholly-owned subsidiary of the Company with and into RhoMed, all outstanding shares of RhoMed equity securities were exchanged for the Company's common stock, $.01par value per share (the "Common Stock"). The business of RhoMed represents the on-going business of the Company.

     As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Derivative Securities" as hereafter defined) receiving an aggregate of approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Derivative Securities"), including without limitation, any rights underlying RhoMed's qualified or nonqualified stock option plans, were automatically converted into rights upon exercise to receive the Company's Common Stock in the same manner in which the shares of RhoMed common stock were converted. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the surviving company (Palatin Technologies, Inc.), the Merger was accounted for as a reverse merger. The historical financial statements prior to June 25, 1996, are those of RhoMed, except that the net loss per common share has been stated on an as if converted basis.

        Since its inception, RhoMed has devoted substantially all of its efforts and resources to the research and development of its technology. RhoMed has experienced operating losses in each year since its inception and, as of September 30, 1996, the Company, including its wholly-owned subsidiary RhoMed, had a deficit accumulated during the development stage of $9,310,318. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, successfully commercializing its products and achieving profitable operations.

(2)  Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996 and June 30, 1996, and the results of operations and its cash flows for the three months ended September 30, 1996 and 1995, and for the period from inception (January 28, 1986) to September 30, 1996. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, although the Company expects to incur a significant loss for the fiscal year ended June 30, 1997.

     The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the ten months ended June 30, 1996 and the fiscal years ended August 31, 1995 and 1994 filed with the Company's Form 10-KSB for the transition period from September 1, 1995 to June 30, 1996.

(3)  Summary of Significant Accounting Policies:

     Research and Development Costs -- The costs of research and development activities are expensed as incurred.

     Net Loss per Common Share -- Net loss per common share is calculated based upon the weighted average number of shares of Common Stock, on an as if converted basis, outstanding during each period. All options and warrants were excluded in the calculation of weighted average shares outstanding since their inclusion would have had in the aggregate, an anti-dilutive effect.

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

(4)  Senior Bridge Notes:

     Class A Offering -- On July 28, 1995, the Board of Directors of
RhoMed authorized an offering of up to 40 units at $25,000 per unit, with each unit consisting of a $25,000 face amount Senior Bridge Note and a Class A Warrant to purchase 75,000 shares of RhoMed common stock (equivalent to 13,285 shares of Common Stock) at an exercise price of $.01 per share (the
"Class A Offering").   The Senior Bridge Notes sold in the Class A Offering
(the "Senior Bridge Notes") bore interest at 1% per month, and were payable, with accrued interest, one year from the date of issuance. All of the 40

Class A Offering units were purchased with proceeds prior to commissions and expenses of $1,000,000. In August and September of 1996, the Senior Bridge Notes sold in the Class A Offering were repaid in full, totaling $1,000,000 of principal and $120,000 of accrued interest.

(5)  Equipment:

     Equipment consists of the following at September 30, 1996 and June
30, 1996:

                                 September 30,1996                June 30,1996
                                 -----------------                ------------


Office equipment                     $  250,214                 $  202,960
Laboratory equipment                     83,285                     76,929
                                        -------                    -------
   Equipment at cost                    333,499                    279,889
Less: Accumulated depreciation          195,564                    183,535
                                        -------                    -------
                                     $  137,935                 $   96,354
                                        =======                    =======


(6)  Commitments and Contingencies:

     Leases -- The Company leases certain of its facilities and equipment under noncancellable operating leases. In October 1996, the lease on the facility in Albuquerque, New Mexico was extended from December 31, 1996 until August 31, 1997. Minimum future lease payments at September 30, 1996, are approximately $69,000 for the remaining nine months of fiscal year 1997, and approximately $12,000 to $21,000 per year thereafter until fiscal year 2001. Certain leases have been personally guaranteed by one or more former officers of RhoMed.

     Merger Costs -- In conjunction with the Merger, costs of $475,000 have been charged to operations for the ten months ended June 30, 1996, and accrued expenses include $22,260 of this amount as of September 30, 1996.

     Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, the Company established a restructuring charge of $450,000. The restructuring charge represents mainly severance costs, facility closing expenses and recruiting fees. Included in accrued expenses at September 30, 1996, is $147,645 of this restructuring charge.

PART I - FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations


 General

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Form 10-QSB. Unless otherwise indicated herein, all references to the Company include Palatin Technologies, Inc. and its wholly owned subsidiary, RhoMed.

     The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products and enforcing patents important to the Company's business. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred.

                Since June 25, 1996, the effective date of the Merger of a wholly-owned subsidiary of the Company with and into RhoMed, all outstanding shares of RhoMed equity securities were exchanged for the Company's Common Stock, $.01par value per share (the "Common Stock"). The business of RhoMed represents the on-going business of the Company.

     As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of RhoMed Derivative Securities) receiving an aggregate of approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase Common Stock of RhoMed outstanding immediately prior to the Merger, including without limitation, any rights underlying RhoMed's qualified or nonqualified stock option plans, were automatically converted into rights upon exercise to receive the Company's Common Stock in the same manner in which the shares of RhoMed common stock were converted. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the surviving company (Palatin Technologies, Inc.), the Merger was accounted for as a reverse merger. The historical financial statements prior to June 25, 1996, are those of RhoMed, except that the net loss per common share has been stated on an as if converted basis.


Results of Operations

     Three Month Period Ended September 30, 1996 Compared to Three Month Period Ended September 30, 1995. Sales of RhoChek, the sole product sold by the Company, increased $17,291 to $22,184 in the current three month period from $4,893 in the prior three month period. Due to insufficient sales, the

Company expects to discontinue the manufacture and sale of its RhoChek product in fiscal year 1997.

     Research and development expenses increased to $687,952 for the three months ended September 30, 1996, from $128,737 for the three months ended September 30, 1995. The majority of the increase is attributable to an expansion in the scale of Company's research and development operations, particularly the Company's Leu-Tech project on an infection and inflammation imaging product, including increased expenses on manufacturing scale-up, consulting and clinical trials as well as increased expenses on the MIDAS metallopeptide technology. The Company expects research and development expenses to increase in coming quarters as the Company expands manufacturing and initiates clinical trials on the Leu-Tech project and significantly expands the efforts to develop the MIDAS metallopeptide technology.

     General and administrative expenses increased to $454,465 in the current three month period from $330,406 for the three months ended September 30, 1995. The majority of the increase is due to the hiring of certain key executives; the leasing of general and administrative offices in New Jersey; and increased travel and consulting expenses. General and administrative expenses are expected to remain approximately at current levels through the remainder of fiscal year 1997.

     Interest income was $72,124 for the three months ended September 30, 1996 compared with no interest income for the comparable period in 1995. The interest income is primarily the result of interest on net proceeds from Common Stock offerings of approximately $9,000,000 in June of 1996. Interest expense increased from $76,099 to $129,271 in the three month periods ended September 30, 1995 and 1996, respectively. Interest expense as of September 30, 1996, is comprised of (I) interest on long-term financing provided by Aberlyn Holding Company, principal and accrued interest which totaled $1,987,891, (ii) interest on notes payable to shareholders, the principal amount of which is $80,000, and (iii) interest on Senior Bridge Notes which were repaid in full in the quarter. Interest expense is expected to decrease in coming quarters as a result of the repayment by the Company of the Senior Bridge Notes, the principal amount of which was $1,000,000.

     Net loss increased to $1,177,380 in the three months ended September
30, 1996, as compared to $530,349 in the prior three month period. Net loss per share was effected by the substantial increase in the weighted average shares outstanding from 1,275,661 in the period ending September 30, 1995 and 11,537,548 in the period ending September 30, 1996. The increase in the shares outstanding is primarily the result of issuance of 7,664,844 shares in connection with the sale of Common Stock in June 1996.

Liquidity and Capital Resources

     Since its inception, the Company has incurred net operating losses and, as of September 30, 1996, had an accumulated deficit of $9,310,318. The Company has financed its net operating losses through September 30, 1996 by a series of debt and equity financings. At September 30, 1996, the Company's cash position amounted to $4,313,236.

     For the three months ended September 30, 1996, the net decrease in cash amounted to $2,478,064. Cash used for operating activities was $1,364,204, net cash used for investing activities was $53,610 and cash used by financing activities was $1,060,250, mainly comprised of the $1,000,000 principal repayment of the Senior Bridge Notes. The current portion of long-term debt maturing in fiscal year 1997 is $251,695.

     The Company intends to relocate its research and development facility from Albuquerque, New Mexico to the Princeton, New Jersey area during fiscal year 1997. The Company will incur significant costs to build and equip research and development laboratory space and is currently in negotiations regarding a lease of a research and development facility in New Jersey.

     The Company's future capital requirements depend on numerous factors which cannot be quantified, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up, effective marketing activities and arrangements, and licensing or acquisition activity.

     The Company will seek to obtain additional funds through equity or debt financing, collaborative or other arrangements with corporate partners and others, and from other sources in the second or third quarter of fiscal 1997. The Company anticipates that these additional funds, if obtained, along with the current cash position will be sufficient to meet its debt obligations and fund its operations through fiscal year 1997. There can be no assurance that the Company will consummate any equity financing on acceptable terms or at all and if the Company does not consummate such financing, the Company's current cash position may not be sufficient to meets its debt obligations and fund operations through fiscal year 1997. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its business. If adequate funds are not available, the Company's business will be materially and adversely affected.

     The Company has been seeking and expects to continue to seek to license or acquire certain products and technologies. If the Company is successful in acquiring a product or technology, substantial funds may be required for such acquisition and subsequent development or commercialization. To date, the Company has not completed an acquisition and there can be no assurance that any acquisition will be consummated in the future.

     The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its MIDAS metallopeptide technology and its radiolabeling technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     None.

Item 2.  Change in Securities.

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

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:
     10.24 Lease between Adelante Development Center, Inc. and Palatin Technologies, Inc. dated October 10, 1996.

     27.1    Financial Data Schedule.

     (b) Reports of Form 8-K
     Three reports on Form 8-K were filed during the quarter for which this report is filed:

     (I) A report on Form 8-K was filed as of July 10, 1996, with a date of report of June 25, 1996, and reported on Item 1, Changes in Control of Registrant and Item 4, Change inRegistrant's Certifying Accountant. Financial statements of RhoMed Incorporated (unaudited) for the nine-month periods ended May 31, 1996 and 1995 and of RhoMed Incorporated (audited) for the years ended August 31, 1995, 1994 and 1993, were filed with the report.

     (ii) A report on Form 8-K/A was filed as of July 23, 1996, with a date of report of June 25, 1996, and reported on Item 4, Change in Registrant's Certifying Accountant.

     (iii) A report on Form 8-K was filed as of August 9, 1996, with a date of report of July 19, 1996, and reported on Item 5, Other Events and Item 8, Change in Fiscal Year.

                            Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Palatin Technologies, Inc.
                                                 (Registrant)



Date:  November 13, 1996                   /s/ Edward J.Quilty
                                           -------------------
                                           Edward J. Quilty
                                           Chairman of the Board,President
                                           and Chief Executive Officer



Date:  November 13, 1996                   /s/ John J. McDonough
                                           ---------------------
                                           John J. McDonough
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accouunting Officer)