Form 10QSB
period 1996-12-31
PALATIN TECHNOLOGIES INC
filed 1997-02-14
CIK 911216

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended December 31, 1996

                                       or

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

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

As of February 14, 1997, 11,740,154 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]

                    PALATIN TECHNOLOGIES, INC.

                         Table of Contents


                                                                     Page

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
          BALANCE SHEETS -- As of December 31, 1996 (unaudited)
            and June 30, 1996 (audited). . . . . . . . . . . . . .  Page 3
          STATEMENT OF OPERATIONS (unaudited) -- For the Three and Six
            Months Ended December 31, 1995 and December 31, 1996
            and the Period from January 28, 1986 (Commencement of
            Operations) through December 31, 1996  . . . . . . . .  Page 4
          STATEMENT OF CASH FLOWS (unaudited) -- For the
            Six Months Ended December 31, 1995 and December 31,
            1996 and the Period From January 28, 1986 (Commencement
            of Operations) through December 31,1996. . . . . . . .  Page 5
          Notes to Financial Statements. . . . . . . . . . . . . .  Page 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations. . . . . . . . . .  Page 8

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

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Page 13

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                PALATIN TECHNOLOGIES, INC.
                            (A Development Stage Enterprise)
                              CONSOLIDATED BALANCE SHEETS

                                                                                    December 31, 1996        June 30, 1996
                                                                                  ---------------------    -----------------
                                                                                      (Unaudited)              (Audited)
ASSETS
Current assets:
  Cash                                                                             $    2,928,212            $    6,791,300
  Accounts receivable                                                                         272                     4,574
  Prepaid expenses and other                                                               95,828                    66,430
                                                                                   --------------            --------------
      Total current assets                                                              3,024,312                 6,862,304

Equipment, net of accumulated depreciation of $208,826 and $183,535
  as of December 31, 1996 and June 30, 1996, respectively                                 131,475                    96,354

Intangibles, net of accumulated amortization of $97,851 and
  $91,366 as of December 31, 1996 and June 30, 1996, respectively                         172,712                    82,547
                                                                                   --------------            --------------
                                                                                   $    3,328,499            $    7,041,205
                                                                                   ==============            ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $    208,566              $    214,424
  Accrued compensation owed to employees                                                    --                       78,084
  Accrued expenses                                                                        310,285                   655,197
  Current portion of long-term financing, including accrued interest of $255,715 and $38,912 as of December 31, 1996 and June 30, 1996,
    respectively                                                                          741,865                   311,695
  Senior bridge notes, including related party transaction of $110,000
    as of June 30, 1996                                                                       --                  1,100,000
                                                                                     ------------              ------------

      Total current liabilities                                                         1,220,716                 2,359,400

Long-term financing, including accrued interest of $73,830 and $273,339
  as of December 31, 1996 and June 30, 1996, respectively                               1,214,743                 1,727,619

Notes payable to stockholders, including accrued interest of
  $39,979 and $35,979 as of December 31, 1996 and June 30, 1996,
  respectively                                                                            119,979                   115,979
                                                                                     ------------              ------------
                                                                                        2,595,438                 4,202,998
                                                                                     ------------              ------------

Stockholders' equity:
  Preferred stock, $.01 and 2,000,000 shares authorized, as of
    December 31, 1996 and June 30, 1996, no shares issued                                      --                        --
  Common stock, $.01 and 25,000,000 shares authorized, as of December
    31, 1996 and June 30, 1996; and 11,726,330 and 11,538,777 issued as
    of December 31, 1996 and June 30, 1996, respectively                                    117,263                 115,388
  Treasury stock, 1,229 shares                                                               (1,667)                 (1,667)
  Additional paid-in capital                                                             10,812,518              10,804,394
  Common stock earned but not issued                                                        206,112                  53,030
  Deficit accumulated during development stage                                          (10,401,165)             (8,132,938)
                                                                                       ------------            ------------
                                                                                            733,061               2,838,207
                                                                                       ------------            ------------
                                                                                       $  3,328,499            $  7,041,205
                                                                                       ============            ============

 The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                                   PALATIN TECHNOLOGIES, INC.
                                         (A Development Stage Enterprise)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (unaudited)




                                                                                                                         Inception
                                             Three Months Ended                      Six Months Ended            (January 28, 1996)
                                                 December 31,                          December 31,                     through
                                              1996            1995               1996              1995          December 31, 1996
                                        -------------   -------------     ---------------   ----------------       ---------------
REVENUES:
     Grants and contracts               $         --    $         --      $           --    $            --        $    2,860,512
     License fees and royalties                   --              --                  --                 --               334,296
     Sales                                        --           3,838              22,184              8,731               318,917
                                        -------------   -------------     ---------------   ----------------       ---------------
          Total revenues                          --           3,838              22,184              8,731             3,513,725
                                        -------------   -------------     ---------------   ----------------       ---------------
EXPENSES:
     Research and development                562,315         187,006           1,250,267            315,743             5,646,675
     General and administrative              492,103         281,544             946,568            611,950             5,849,529
                                        -------------   -------------     ---------------   ----------------       ---------------
          Total expenses                   1,054,418         468,550           2,196,835            927,693            11,496,204
                                        -------------   -------------     ---------------   ----------------       ---------------

OTHER INCOME (EXPENSES):
     Other income                             50,571              --             122,695                 --               194,075
     Interest expense                        (87,001)       (128,557)           (216,272)          (204,656)           (1,259,458)
     Placement agent commissions and
          fees on debt offering                   --         (33,800)                 --            (33,800)             (168,970)
     Merger costs                                 --              --                  --                 --              (475,000)
     Restructuring charge                         --         (90,000)                 --            (90,000)             (450,000)
     Net intangibles write down                   --              --                  --                 --              (259,334)
                                        -------------   -------------     ---------------   ----------------       ---------------
   Total other income (expenses)             (36,430)       (252,357)            (93,577)          (328,456)           (2,418,686)
                                        -------------   -------------     ---------------   ----------------       ---------------
NET LOSS                                $ (1,090,848)   $   (717,069)     $   (2,268,228)   $    (1,247,418)       $  (10,401,165)
                                        =============   =============     ===============   ================       ===============


Weighted average number of common
     shares outstanding                   11,574,122       1,276,786          11,555,875          1,276,232             1,692,779
                                        =============   =============     ===============   ================       ===============
Net loss per common share               $      (0.09)   $      (0.56)     $         (.20)   $         (0.98)       $        (6.14)
                                        =============   =============     ===============   ================       ===============
The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               PALATIN TECHNOLOGIES, INC.
                                           (A Development Stage Enterprise)
                                         Consolidated Statements of Cash Flows
                                                    (unaudited)

                                                                                                       Inception
                                                                Six Months Ended December 31,      (January 28,1986)
                                                               -------------------------------          through
                                                                    1996            1995           December 31, 1996
                                                               -------------   ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $ (2,268,227)   $   (1,247,418)      $ (10,401,165)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                  32,673            52,870             341,246
      Interest expense on related-party debt                          4,000             4,000              57,387
      Accrued interest on long-term financing                       153,082           166,927             949,120
      Accrued interest on short-term financing                     (100,000)           41,297               7,936
      Intangibles and equipment write down                               --                --             278,318
      Equity and notes payable issued for expenses                       --                --             296,047
      Settlement with consultant                                         --                --             (28,731)
      Changes in certain operating assets and liabilities:
        Accounts receivable                                           4,303             3,991                (271)
        Prepaid expenses and other                                  (29,398)          (11,072)            (95,828)
        Intangibles                                                 (97,546)           (9,847)           (524,883)
        Accounts payable                                             (5,858)           40,445             207,666
        Accrued compensation owed to employees                      (78,084)            3,450              16,548
        Accrued expenses                                           (344,912)           23,253             339,016
                                                               -------------     -------------        ------------
            Net cash used for operating activities               (2,729,967)         (932,104)         (8,557,594)
                                                               -------------     -------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                               (60,413)           (9,513)           (395,642)
                                                               -------------     -------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                             --                --             302,000
  Payments on notes payable, related party                               --          (302,000)           (309,936)
  Proceeds from senior bridge notes payable                              --         1,260,000           1,850,000
  Payments on senior bridge notes                                (1,000,000)               --          (1,850,000)
  Proceeds from notes payable and
    long-term financing                                                  --                --           1,951,327
  Payments on notes payable and
    long-term financing                                             (82,706)          (30,000)           (272,767)
  Proceeds from paid-in capital from common
    stock warrants                                                    9,999                --             109,999
  Proceeds from common stock, stock option
    issuances and preferred stock, net                                   --             7,600          10,102,242
  Purchase of treasury stock and fractional shares                       --                --              (1,667)
                                                               -------------     -------------        ------------

            Net cash provided by financing activities            (1,072,707)          935,600          11,881,448
                                                               -------------     -------------        ------------

NET INCREASE (DECREASE) IN CASH                                  (3,863,088)           (6,017)          2,928,212

CASH and cash equivalents, beginning of period                    6,791,300            46,768                  --
                                                               -------------     -------------        ------------

CASH and cash equivalents, end of period                        $ 2,928,212       $    40,751         $ 2,928,212
                                                               =============     =============        ============

 The accompanying notes to consolidated financial statements are an integral part of these statements.

                    PALATIN TECHNOLOGIES, INC.
                 (A Development Stage Enterprise)
      Notes to Consolidated Financial Statements (Unaudited)
       For the Six Months Ended December 31, 1996 and 1995

(1)  Nature of Business

     Through its wholly-owned subsidiary RhoMed Incorporated ("RhoMed"), Palatin Technologies, Inc. (the "Company") is a development-stage biopharma-ceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. The Company was incorporated under the laws of the State of Delaware on November 21, 1986. Since June 25, 1996, the effective date of the merger (the "Merger") of a wholly-owned subsidiary of the Company with and into RhoMed, all outstanding shares of RhoMed equity securities were exchanged for the Company's common stock, $.01 par value per share (the "Common Stock"). The business of RhoMed represents the on-going business of the Company.

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

     Since its inception, RhoMed has devoted substantially all of its efforts and resources to the research and development of its technology. RhoMed has experienced operating losses in each year since its inception and, as of December 31, 1996, the Company, including its wholly-owned subsidiary RhoMed, had a deficit accumulated during the development stage of $10,401,165. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, successfully commercializing its products and achieving profitable operations.

(2)  Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1996 and June 30, 1996, and the results of operations for the three and six month periods ended December 31, 1996 and 1995 and cash flows for the six months ended December 31, 1996 and 1995, and for the period from inception (January 28, 1986) to December 31, 1996. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1997.

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

     Net Loss per Common Share -- Net loss per common share is calculated based upon the weighted average number of shares of Common Stock, on an as if converted basis, outstanding during each period. All options and warrants were excluded in the calculation of weighted average shares outstanding since their inclusion would have had, in the aggregate, an anti-dilutive effect.

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

(5)  Equipment:

     Equipment consists of the following at December 31, 1996 and June 30, 1996:


                                        December 31, 1996   June 30, 1996
                                        -----------------   -------------

Office equipment                             $ 257,016        $ 202,960

Laboratory equipment                            83,285           76,929
                                            ----------       ----------
Equipment at cost                              340,301          279,889

Less: Accumulated depreciation                 208,826          183,535
                                            ----------       ----------
                                             $ 131,475        $  96,354
                                            ==========       ==========

(6)  Commitments and Contingencies:

     Leases -- The Company leases certain of its facilities and equipment under noncancellable operating leases. In October 1996, the lease on the facility in Albuquerque, New Mexico was extended from December 31, 1996 until August 31, 1997. Minimum future lease payments at December 31, 1996, are approximately $ 46,000 for the remaining six months of fiscal year 1997, and approximately $12,000 to $21,000 per year thereafter until fiscal year 2001. Certain leases have been personally guaranteed by one or more former officers of RhoMed.

     Merger Costs -- In conjunction with the Merger, costs of $475,000 have been charged to operations for the ten months ended June 30, 1996, and accrued expenses include $17,419 of this amount as of December 31, 1996.

     Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, the Company established a restructuring charge of $450,000. The restructuring charge represents mainly severance costs, facility closing expenses and recruiting fees. Included in accrued expenses at December 31, 1996, is $142,736 of this restructuring charge.

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

     Certain statements in the Company's Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements express or implied by such forward looking statement.

     The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products, problems or delays with clinical trials, failure to receive or delays in receiving regulatory approval, lack of enforceability of patents and proprietary rights, industry capacity, industry trends, competition, material costs and availability, changes in business strategy or development plans, quality of management, availability of capital, availability of qualified personnel, the effect of government regulation and other risks detailed in the Company's Commission filings, including the Company's Form 10-KSB for the transition period from September 1, 1995 to June 30, 1996. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred.

Results of Operations

     Three and Six Month Periods Ended December 31, 1996 Compared to Three and Six Month Periods Ended December 31, 1995. During the three month period ended December 31, 1996, the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales. There were no revenues in the three month period ended December 31, 1996, compared to $3,838 in the three month period ended December 31, 1995.
Revenues in the six month period ended December 31, 1996 were $22,184 compared to $8,731 in the six month period ended December 31, 1995. The Company anticipates no additional revenues from the sale of products in the current fiscal year.

          Research and development expenses increased to $562,315 for the three month period ended December 31, 1996 from $187,006 for the three month period ended December 31, 1995, with expenses of $1,250,267 for the six month period ended December 31, 1996 compared to $315,743 for the six month period ended December 31, 1995. The increase in expenses for both the current three and six month periods is attributable to expansion in the scale of the Company's research and development operations, primarily relating to development of the Company's Leu-Tech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to increased research expenses on the Company's MIDAS metallopeptide technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands manufacturing efforts and initiates clinical trials on the Leu-Tech product and significantly expands its efforts to develop the MIDAS metallopeptide technology.

     General and administrative expenses increased to $492,103 for the three month period ended December 31, 1996 from $281,544 for the three month period ended December 31, 1995, and increased to $946,568 for the six month period ended December 31, 1996 from $611,950 for the six month period ended December 31, 1995. The increase is attributable primarily to the hiring of certain key executives, the leasing of executive offices in New Jersey, and increased travel and consulting expenses. General and administrative expenses are expected to remain approximately at current levels through the remainder of fiscal year 1997.

     Interest income was $50,571 and $122,695 for the three and six month periods ended December 31, 1996, compared with no interest income for the three and six month periods ended December 31, 1995. The interest income is primarily the result of interest on net proceeds from Common Stock offerings of approximately $9,000,000 completed in June 1996. Interest expenses decreased to $87,001 for the three month period ended December 31, 1996 compared with $128,557 for the three month period ended December 31, 1995, and increased to $216,272 from $204,656 for the six month periods ended December 31, 1996 and 1995, respectively. Interest expense as of December 31, 1996, is comprised of (i) interest on long-term financing provided by Aberlyn Holding Company, the principal and accrued interest of which totaled $1,956,608, (ii) interest on notes payable to stockholders, the principal amount of which is $80,000, and (iii) interest on Senior Bridge Notes which were repaid in full in the first quarter of the current fiscal year. As a result of repayment by the Company of the Senior Bridge Notes, the principal amount of which was $1,000,000, interest expense is expected to remain at current levels for the balance of the current fiscal year, and substantially below the levels for the prior fiscal year.

     Net loss increased from $717,069 for the three month period ended December 31, 1995 to $1,090,848 for the three month period ended December 31, 1996, and increased from $1,247,418 for the six month period ended December 31, 1995 to $2,268,228 for the six month period ended December 31, 1996. The net loss per share decreased in both the three and six month period ended December 31, 1996 compared to the prior year, a result related to the substantial increase in the weighted average shares outstanding. There were 11,574,122 shares outstanding in the three month period ended December 31, 1996 compared to 1,276,786 shares outstanding in the three month period ended December 31, 1995, and 11,555,875 shares outstanding in the six month period ended December 31, 1996 compared to 1,276,232 shares outstanding in the six month period ended December 31, 1995. The increase in the shares outstanding is primarily the result of issuance of 7,664,844 shares of Common Stock in connection with the sale of Common Stock completed in June 1996.

Liquidity and Capital Resources

     Since its inception, the Company has incurred net operating losses and, as of December 31, 1996, had an accumulated deficit of $10,401,165. The Company has financed its net operating losses through December 31, 1996 by a series of debt and equity financings. At December 31, 1996, the Company's cash position amounted to $2,928,212.

     For the six months ended December 31, 1996, the net decrease in cash amounted to $3,863,088. Cash used for operating activities was $2,729,967, net cash used for investing activities was $60,413, and cash used by financing activities was $1,072,707, mainly comprised of the $1,000,000 principal repayment of the Senior Bridge Notes. The current portion of long-term debt maturing in fiscal year 1997 is $191,695.

     The Company intends to relocate its research and development facility from Albuquerque, New Mexico to New Jersey during the last quarter of fiscal year 1997 or the first quarter of fiscal year 1998. The Company is currently in negotiations to lease facilities, and anticipates that the cost of tenant improvements and acquisition of laboratory equipment will exceed $1,500,000.

          In December 1996, the Company entered into a License Option Agreement (the "Agreement") with a foreign developer and manufacturer of radiopharmaceutical drugs ("Licensee"). Pursuant to the Agreement, Licensee has the option to exclusively license certain jointly developed radiopharmaceutical diagnostic products based on the Company's MIDAS metallopeptide technology. In January 1997, the Company received an initial payment pursuant to the Agreement of $1,000,000. There can be no assurance that the Company and Licensee will ever enter into a definitive license agreement, that additional payments provided for in the Agreement will be made, or that the strategic alliance between the Company and Licensee will result in the development or commercialization of any product.

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

     The Company is seeking to obtain additional funds through equity financings and collaborative or other arrangements with corporate partners and others. There can be no assurance that the Company will consummate any equity financing or additional collaborative or other arrangements with corporate partners or others on acceptable terms, if at all, and if the Company does not consummate an equity financing or additional collaborative or other arrangements with corporate partners, then the Company's current cash position may not be sufficient to meet its debt obligations and fund operations through fiscal year 1997. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research, drug discovery or development activities or certain other aspects of its business, which would have a material and adverse affect on the Company.

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

                   PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
     None.

Item 2.  Change in Securities.
     During the three months ended December 31, 1996 the Company sold the following shares of Common Stock which were not registered under the Securities Act of 1933, as amended ( the "Securities Act"):


     Date          Number of Shares        Sold To     Total Offering Price
-----------------  ----------------     -------------  --------------------
November 11, 1996       119,796         Option Holder         $6,499
October 28, 1996         27,649        Warrant Holders        $1,500
November 21, 1996        27,649        Warrant Holder         $1,500
December 9, 1996         13,824        Warrant Holder           $750

None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction was the sale of restricted stock to the exercising holder of a restricted option or warrant, not involving any public offering.

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None.

Item 5.  Other Information.
     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:
     3.2    Bylaws of the Company.
     27.1   Financial Data Schedule.

     (b) Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter for which this report is filed.

                            Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Palatin Technologies, Inc.

(Registrant)



Date: February 14, 1997                 /s/ Edward J. Quilty
                                        --------------------
                                        Edward J. Quilty
                                        Chairman of the Board,
                                        President, and Chief
                                        Executive Officer



Date: February 14, 1997                 /s/ John J. McDonough
                                        ---------------------
                                        John J. McDonough
                                        Vice President and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)