Form 10QSB/A
period 1996-12-31
PALATIN TECHNOLOGIES INC
filed 1997-04-30
CIK 911216

===========================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996
                                             -----------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________


                        Commission file number 0-22686

                      ------------------------------------

                           PALATIN TECHNOLOGIES, INC.
                      ------------------------------------
       (Exact name of small business issuer as specified in its charter)

            DELAWARE                                      95-4078884
       -------------------                            -------------------
(State of incorporation or organization)   (I.R.S. Employer Identification No.)


         214 CARNEGIE CENTER - SUITE 100, PRINCETON, NEW JERSEY 08540
         ------------------------------------------------------------
                   (Address of principal executive offices)


                                 (609)520-1911
                                 -------------
                          (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|

As of February 14, 1997, 11,740,154 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]



===========================================================================

The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-QSB for the fiscal quarter ended December 31, 1996, as set forth in the pages attached hereto.


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     3.2    Bylaws of the Company.*

     10.25 License Option Agreement dated as of December 18, 1996, between Palatin Technologies, Inc. and Nihon Medi-Physics, Inc.**

     27.1   Financial Data Schedule.*

- - - - - - - -
*   Filed with Form 10-QSB for the quarterly period ended December 31, 1996.

** Palatin Technologies, Inc. has requested confidential treatment of certain provisions contained in Exhibit 10.25. The copy filed as an exhibit omits the information subject to the confidentiality request.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                            Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Palatin Technologies, Inc.
                                       (Registrant)



Date: April 24, 1997                    /s/ Edward J. Quilty
                                        --------------------
                                        Edward J. Quilty
                                        Chairman of the Board,
                                        President, and Chief
                                        Executive Officer



Date: April 24, 1997                    /s/ John J. McDonough
                                        ---------------------
                                        John J. McDonough
                                        Vice President and Chief
                                        Financial Officer (Principal
                                        Financial and Accounting Officer)