Form 10QSB
period 1997-03-31
PALATIN TECHNOLOGIES INC
filed 1997-05-15
CIK 911216

========================================================================


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                         ----------------------

                             FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the quarterly period ended March 31,1997

                                  or

[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________

              Commission file number 0-22686
                                     -------


                     PALATIN TECHNOLOGIES, INC.
   (Exact name of small business issuer as specified in its charter)

                              Delaware
    (State or other jurisdiction of incorporation or organization)

                            95-4078884
               (I.R.S. Employer Identification No.)

     214 Carnegie Center - Suite 100
          Princeton, New Jersey                         08540
  (Address of principal executive offices)          (Zip Code)

Issuer's telephone number, including area code: (609) 520-1911


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for
such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes     [ ] No

As of May 14, 1997, 11,825,855 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:   [X] Yes     [ ] No


========================================================================

                     PALATIN TECHNOLOGIES, INC.

                        Table of Contents


                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     CONSOLIDATED BALANCE SHEETS -- As of March 31, 1997
      (unaudited) and June 30,1996 (audited)                     Page 3
     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
      For the Three and Nine Months Ended March 31, 1996 and
      March 31, 1997 and the Period from January 28, 1986
      (Commencement of Operations) through March 31, 1997        Page 4
     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
      For the Nine Months Ended March  31, 1996 and March 31,
      1997 and the Period From January 28, 1986 (Commencement
      of Operations) through March 31, 1997                      Page 5
     Notes to Consolidated Financial Statements                  Page 6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    Page 10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                       Page 14
Item 2.  Change in Securities                                    Page 14
Item 3.  Defaults Upon Senior Securities                         Page 16
Item 4.  Submission of Matters to a Vote of
          Security Holders                                       Page 16
Item 5.  Other Information                                       Page 16
Item 6.  Exhibits and Reports on Form 8-K                        Page 16

Signatures                                                       Page 17

                                PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  PALATIN TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)
                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)


                                                            March 31, 1997      June 30, 1996
                                                            --------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $  4,863,237      $  6,791,300
     Accounts receivable                                           267,870             4,574
     Prepaid expenses and other                                     59,137            66,430
                                                              ------------      ------------
               Total current assets                              5,190,244         6,862,304


Equipment, net of accumulated depreciation of
  $222,174 and $183,535 as of March  31, 1997 and
  June 30, 1996, respectively                                      186,008            96,354
Intangibles, net of accumulated amortization of
  $98,782 and $91,336 as of March 31, 1997 and
  June 30, 1996, respectively                                       75,940            82,547
                                                              ------------      ------------
                                                              $  5,452,192      $  7,041,205
                                                              ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    216,572      $    214,424
     Accrued compensation owed to employees                              -            78,084
     Accrued expenses                                              311,048           655,197
     Current portion of long-term financing, including
       accrued interest of $352,829 and $38,912 as of
       March 31, 1997 and June 30, 1996, respectively              936,950          311,695
     Senior bridge notes, including related party
       transaction of $110,000 as of June 30, 1996                       -        1,100,000
                                                              ------------      ------------
               Total current liabilities                         1,464,570        2,359,400

     Long-term financing, including accrued interest
       of $0 and $273,339 as of March 31, 1997 and
       June 30, 1996, respectively                                 968,527        1,727,619
     Deferred license revenue                                      550,000                -
     Notes payable to stockholders, including accrued
       interest of $41,979 and $35,979 as of
       March 31, 1997 and June 30, 1996, respectively              121,979          115,979
                                                              ------------      ------------
               Total liabilities                                 3,105,076        4,202,998
                                                              ------------      ------------

Stockholders' equity:
     Preferred stock, $.01, and 2,000,000 shares
       authorized, as of March  31,1997 and June 30, 1996;
       and 30,630 and no shares issued as of March 31, 1997
       and June 30, 1996, respectively                           2,680,591                -
     Common stock, $.01, and 25,000,000 shares authorized,
       as of March  31, 1997 and June 30, 1996; and
       11,753,978 and 11,538,777 issued as of March 31, 1997
       and June 30, 1996, respectively                             117,540          115,388
     Treasury stock, 1,229 shares of Common Stock                   (1,667)          (1,667)
     Additional paid-in capital                                 11,018,039       10,804,394
     Common stock earned but not issued                            279,278           53,030
   Unamortized deferred compensation                               (88,221)               -
     Deficit accumulated during the development stage          (11,658,444)      (8,132,938)
                                                              ------------      ------------
               Total stockholders' equity                        2,347,116        2,838,207
                                                              ------------      ------------

                                                              $  5,452,192      $ 7,041,205
                                                              ============      ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                            PALATIN TECHNOLOGIES, INC.
                                        (A Development Stage Enterprise)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)


                                                                                                              Inception
                                                                                                         (January 28, 1986)
                                       Three Months Ended March 31,    Nine Months Ended March 31,             through
                                          1997              1996          1997             1996             March 31, 1997

REVENUES:
     Grants and contracts          $    267,862                  -     $  267,862               -                $  3,128,374
     License fees and royalties         350,000                  -        350,000               -                     684,296
     Sales                                    -        $    12,240         22,184      $    20,971                    318,917
                                   ------------        -----------     ----------      -----------               ------------
               Total revenues           617,862             12,240         40,046           20,971                  4,131,587
                                   ------------        -----------     ----------      -----------               ------------

EXPENSES:
     Research and development         1,050,400            242,212       2,300,669         557,955                  6,697,077
     General and administrative         793,370            405,111       1,740,125       1,017,061                  6,643,086
                                   ------------        -----------     ----------      -----------               ------------
               Total expenses         1,843,770            647,323       4,040,794       1,575,016                 13,340,163
                                   ------------        -----------     ----------      -----------               ------------

OTHER INCOME (EXPENSES):
     Other income                        36,330                  -         159,023               -                    230,403
     Interest expense                   (84,927)          (143,465)       (301,200)       (348,121)                (1,344,386)
     Placement agent commissions
       and fees on debt offering              -           (101,541)              -        (135,341)                  (168,970)
     Merger costs                        17,419             (9,611)         17,419          (9,611)                  (457,581)
     Restructuring charge                     -            (24,309)              -        (114,309)                  (450,000)
     Net intangibles write down               -                  -               -               -                   (259,334)
                                   ------------        -----------     ----------      -----------               ------------
Total other income (expenses)           (31,178)           (278,926)      (124,758)       (607,382)                (2,449,868)
                                   ------------        -----------     ----------      -----------               ------------

NET LOSS                           $ (1,257,086)       $   (914,009)   $(3,525,506)    $(2,161,427)              $ 11,658,444)
                                   ============        ============    ===========     ===========               ============

Weighted average number of common
     shares outstanding              11,745,837            1,294,792    11,618,271       1,290,451                  1,948,514

Net loss per common share              $  (0.11)            $  (0.71)     $  (0.30)       $  (1.67)                  $  (5.98)
                                   ============        ============    ===========     ===========               ============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                            PALATIN TECHNOLOGIES, INC
                                        (A Development Stage Enterprise)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                                                      Inception
                                                                  Nine Months Ended              (January 28, 1986)
                                                                      March 31,                        through
                                                                 1997             1996              March 31, 1997
                                                           --------------     --------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (3,525,506)     $  (2,161,428)     $  (11,658,444)
     Adjustments to reconcile net loss to net
      cash used for operating activities:
       Depreciation and amortization                               46,085            58,788             354,659
       Interest expense on related-party debt                       6,000             6,000              59,387
       Accrued interest on long-term financing                    226,248           247,407           1,022,286
       Accrued interest on short-term financing                  (100,000)           93,510               7,936
       Intangibles and equipment write down                             -                 -             278,318
       Deferred license revenue                                   550,000                 -             550,000
       Accretion of compensatory options and warrants             116,078                 -             116,078
       Equity and notes payable issued for expenses                     -                 -             296,047
       Settlement with consultant                                       -                 -             (28,731)
       Changes in certain operating assets and liabilities:
          Accounts receivable                                    (263,295)           (2,999)           (267,869)
          Prepaid expenses and other                                7,293           (12,761)            (59,137)
          Intangibles                                                (839)          (15,833)           (428,177)
          Accounts payable                                          2,148           (82,329)            215,672
          Accrued compensation owed to employees                  (78,084)           27,126              16,548
          Accrued expenses                                       (344,149)           27,097             339,779
                                                           --------------     --------------     ---------------
           Net cash used for operating activities               3,358,021)       (1,815,422)         (9,185,648)
                                                           --------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (128,293)           (9,513)           (463,522)
                                                           --------------     --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, related party                           -                 -             302,000
   Payments on notes payable, related party                             -          (302,000)           (309,936)
   Proceeds from senior bridge notes payable                            -         1,850,000           1,850,000
   Payments on senior bridge notes                             (1,000,000)                -          (1,850,000)
   Proceeds from notes payable and long-term financing                  -                 -           1,951,327
   Payments on notes payable and long-term financing             (133,837)          (45,000)           (323,898)
   Proceeds from paid-in capital from common
     stock warrants                                                 9,999                 -             109,999
   Proceeds from common stock, stock option
     issuances and preferred stock, net                         2,682,089           305,617          12,784,581
   Purchase of treasury stock and fractional shares                     -                 -              (1,667)
                                                           --------------     --------------     ---------------

        Net cash provided by financing activities               1,558,251          1,808,617         14,512,407
                                                           --------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH                                (1,928,063)           (16,318)         4,863,237

CASH and cash equivalents, beginning of period                  6,791,300             46,768                  -
                                                           --------------     --------------     ---------------

CASH and cash equivalents, end of period                     $  4,863,237        $    30,450       $  4,863,237
                                                           ==============     ==============     ===============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                      PALATIN TECHNOLOGIES, INC.
                   (A Development Stage Enterprise)
      Notes to Consolidated Financial Statements (Unaudited)
        For the Nine Months Ended March 31, 1997 and 1996

(1)     Nature of Business

     Through its wholly-owned subsidiary RhoMed Incorporated ("RhoMed"), Palatin Technologies, Inc. (the "Company") is a development-stage biopharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. The Company was incorporated under the laws of the State of Delaware on November 21, 1986. Since June 25, 1996, the effective date of the merger (the "Merger") of a wholly-owned subsidiary of the Company with and into RhoMed, all outstanding shares of RhoMed equity securities were exchanged for the Company's common stock, $.01 par value per share (the "Common Stock"). The business of RhoMed represents the on-going business of the Company.

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

     Since its inception, RhoMed has devoted substantially all of its efforts and resources to the research and development of its technology. RhoMed has experienced operating losses in each year since its inception and, as of March 31, 1997, the Company, including its wholly-owned subsidiary RhoMed, had a deficit accumulated during the development stage of $11,658,444. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, successfully commercializing its products and achieving profitable operations.

(2)     Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and June 30, 1996, and the results of operations for the three and nine month periods ended March 31, 1997 and 1996 and cash flows for the nine months ended March 31, 1997 and 1996, and for the period from inception (January 28, 1986) to March 31, 1997. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1997.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (SFAS 128), "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.

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

(4)     Senior Bridge Notes:

     On July 28, 1995, the Board of Directors of RhoMed authorized an offering of up to 40 units at $25,000 per unit, with each unit consisting of a $25,000 face amount Senior Bridge Note and a Class A Warrant to purchase 75,000 shares of RhoMed common stock (equivalent to 13,285 shares of Common Stock) at an exercise price of $.01 per share
(the "Class A Note and Warrant Offering").   The Senior Bridge Notes
sold in the Class A Note and Warrant Offering (the "Senior Bridge Notes") bore interest at 1% per month, and were payable, with accrued interest, one year from the date of issuance. All of the 40 Class A Note and Warrant Offering units were purchased with proceeds prior to commissions and expenses of $1,000,000. In August and September of 1996, the Senior Bridge Notes sold in the Class A Note and Warrant Offering were repaid in full, totaling $1,000,000 of principal and $120,000 of accrued interest.

(5)     Series A Preferred Stock:

     On December 2, 1996, the Company commenced an offering of units of Series A Preferred Stock (the "Series A Offering"), pursuant to which up to a maximum of 240 units is being offered at a price of $100,000 per unit, with each unit consisting of 1,000 shares of Series A Preferred Stock. As of March 31, 1997, the Company had sold 30.63 units, representing 30,630 shares of Series A Preferred Stock, for net proceeds to the Company of $2,680,591, after deducting commission and other expenses of the Series A Preferred Stock offering. As of May 14, 1997, the Company had sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Preferred Stock, for net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering.

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock, initially at a conversion price of (i) $1.35 or (ii) 85% of the average closing bid price of the Common Stock on the OTC Bulletin Board for twenty
(20) consecutive trading days immediately preceding any interim closing date or the final closing of the Series A Offering, which ever is lower. The conversion price is currently $1.24. The Series A Preferred Stock also contains a reset mechanism (see Part II, Item 2, "Change in Securities"). The Series A Preferred Stock may be mandatorily converted by the Company, if, commencing twelve (12) months after the final closing date, the closing bid price of the Common Stock has exceeded 200% of the then applicable conversion price for at least twenty (20) trading days in any thirty (30) consecutive trading day period ending three (3) days prior to the date of conversion.

     In the event that the Company does not, within 270 days following the final closing date, increase its authorized capital to at least that number of shares of Common Stock necessary for issuance upon exercise of all Series A Preferred Stock sold in the offering, the Company has agreed that the holders of Series A Preferred Stock shall be entitled, at the option of each holder to either: (i) require the Company to repurchase all shares of Series A Preferred Stock then held by such holder at $100.00 per share of Series A Preferred Stock, or (ii) require the Company to purchase at fair market value that portion of the shares which would have been issuable to the holder upon conversion but which the Company was unable to issue due to the lack of authorized and reserved shares of Common Stock. The fair market value per share of Common Stock shall be paid in cash, or, if the Company does not have sufficient cash, then with secured demand notes, the fair market value shall mean the closing bid price per share of the Common Stock as quoted on the OTC Bulletin Board for the trading day immediately preceding the conversion.

     The securities offered in the Series A Offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to undertake, no later than sixty (60) days following the final closing date of the Series A Offering, to file a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock.

(6)     Equipment:

     Equipment consists of the following at March 31, 1997 and June
30, 1996:
                                      March  31,          June 30,
                                         1997               1996
                                      ----------          --------
Office equipment                      $ 257,470         $  202,960
Laboratory equipment                     83,285             76,929
Leasehold improvements (not placed
 in service)                             67,427                 --
                                      ----------         ---------
     Equipment at cost                  408,182            279,889
Less: Accumulated depreciation          222,174            183,535
                                      ----------         ---------
                                     $  186,008          $  96,354
                                     ==========         ==========

(7)     Commitments and Contingencies:

     Leases -- The Company leases certain of its facilities and equipment under noncancellable operating leases. In October 1996, the lease on the facility in Albuquerque, New Mexico was extended from March 31, 1997 until August 31, 1997, and in March 1997, the lease was amended to provide for optional extensions through December 31, 1997. In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey, with the lease term expected to commence in July 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

     Merger Costs -- In conjunction with the Merger which occurred on June 25, 1996, costs of $475,000 were charged to operations for the ten months ended June 30, 1996. With no additional Merger costs anticipated, the remaining accrual of $17,419 was written off as of March 31, 1997.

     Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, the Company established a restructuring charge of $450,000. The restructuring charge to date represents mainly severance costs, facility closing expenses and recruiting fees. Included in accrued expenses at March 31, 1997, is $60,057 of this restructuring charge.

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

Results of Operations

     Three and Nine Month Periods Ended March 31, 1997 Compared to Three and Nine Month Periods Ended March 31, 1996. During the three month period ended March 31, 1997, the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales. There were no revenues from the sale of products in the three month period ended March 31, 1997, compared to $12,240 in the three month period ended March 31, 1996. Revenues in the nine month period ended March 31, 1997 were $22,184 compared to $20,971 in the nine month period ended March 31, 1996. The Company anticipates no additional revenues from the sale of products in the current fiscal year.

     In December 1996, the Company entered into a License Option Agreement ("Option Agreement") with Nihon Medi-Physics Ltd. ("Nihon"), pursuant to which the Company received, in January 1997, an initial payment of $900,000 net of Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment in the period ended March 31, 1997 by recognizing license fee revenue of $350,000 and deferred license fee revenue of $550,000. The deferred license fee revenue will be recognized if a license agreement is consummated with Nihon or eliminated if the Company is required to repay certain monies to Nihon under the Option Agreement. There were no revenues from license fees in the three month period ended March 31, 1996.

     During the three month period ended March 31, 1997, the Company had four Phase I grants under the Small Business Innovative Research program active with the National Institutes of Health of the Department of Health and Human Services. Grant revenue from these grants was $267,862 in the three month period ended March 31, 1997, compared to no revenues in the three month period ended March 31, 1996. Grant revenue in the nine month period ended March 31, 1997 was $267,862, compared to no revenues in the nine month period ended March 31, 1996. The Company has approximately $100,000 in additional grant revenue which can be drawn under the four Phase I grants. The Company recognizes the grant revenue at the time submissions are made to the respective government agencies for payment.

     Research and development expenses increased to $1,050,400 for the three month period ended March 31, 1997 from $242,212 for the three month period ended March 31, 1996, with expenses of $2,300,669 for the nine month period ended March 31, 1997 compared to $557,955 for the nine month period ended March 31, 1996. The increase in expenses for both the current three and nine month periods is attributable to expansion in the scale of the Company's research and development operations, which expanded following completion of a Common Stock offering in June 1996. The Company substantially increased research and development spending, primarily relating to development of the LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's MIDAS metallopeptide technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands manufacturing efforts and initiates clinical trials on the LeuTech product and significantly expands its efforts to develop the MIDAS metallopeptide technology including the hiring of scientists and the acquisition of equipment and supplies in conjunction with completion of the new research and development facility in Edison, New Jersey.

     General and administrative expenses increased to $793,370 for the three month period ended March 31, 1997 from $405,111 for the three month period ended March 31, 1996, and increased to $1,740,125 for the nine month period ended March 31, 1997 from $1,017,061 for the nine month period ended March 31, 1996. The increase is attributable primarily to the hiring of certain key executives, the leasing of executive offices in New Jersey, and increased travel and consulting expenses. General and administrative expenses were also affected by the amortization of the value of options and warrants issued to consultants. General and administrative expenses are expected to remain approximately at current levels through the remainder of fiscal year 1997.

     Interest income was $36,330 and $159,023 for the three and nine month periods ended March 31, 1997, compared with no interest income for the three and nine month periods ended March 31, 1996. The interest income is primarily the result of interest on net proceeds from a Common Stock offering of approximately $8,400,000 completed in June 1996. Interest income is expected to increase in coming quarters as a result increased cash balances from the proceeds of the Series A Offering.

     Interest expenses decreased to $84,927 for the three month period ended March 31, 1997 compared with $143,465 for the three month period ended March 31, 1996, and decreased to $301,200 from $348,121 for the nine month periods ended March 31, 1997 and 1996 respectively. Interest expense for the nine months ending March 31, 1997, is comprised of (i) interest on long-term financing provided by Aberlyn Holding Company, the principal and accrued interest of which totaled $1,905,477, (ii) interest on notes payable to stockholders, the principal amount of which is $80,000, and (iii) interest on Senior Bridge Notes which were repaid in full in the quarter ended September 30, 1996. Under an agreement with Aberlyn Holding Company, the accrued interest as of April 30, 1997, totaling $303,171, will be converted to Common Stock at a discounted rate, with the Company obligated to issue 255,641 shares of Common Stock in payment of accrued interest. As a result of repayment by the Company of the Senior Bridge Notes, the principal amount of which was $1,000,000, interest expense is expected to remain at current levels for the balance of the current fiscal year, and substantially below the levels for the prior fiscal year.

     Net loss increased to $1,257,086 for the three month period ended March 31, 1997 compared with $914,009 for the three month period ended March 31, 1996, and increased to $3,525,506 for the nine month period ended March 31, 1997 compared to $2,161,427 for the nine month period ended March 31, 1996. The net loss per share decreased in both the three and nine month period ended March 31, 1997 compared to the prior year, a result related to the substantial increase in the weighted average shares outstanding. There were 11,745,837 shares of Common Stock outstanding in the three month period ended March 31, 1997 compared to 1,294,792 shares outstanding in the three month period ended March 31, 1996, and 11,618,271 shares outstanding in the nine month period ended March 31, 1997 compared to 1,290,451 shares outstanding in the nine month period ended March 31, 1996.
The increase in the shares outstanding is primarily the result of issuance of 7,664,844 shares of Common Stock in connection with the sale of Common Stock completed in June 1996.

Liquidity and Capital Resources

     Since its inception, the Company has incurred net operating losses and, as of March 31, 1997, had an accumulated deficit of $11,658,444. The Company has financed its net operating losses through March 31, 1997 by a series of debt and equity financings.

     At March 31, 1997, the Company had cash and cash equivalents of $4,863,237. The cash is cash equivalents which are composed of: (i) the remaining net proceeds from the Company's offering of Common Stock in June 1996 which totaled approximately $8,400,000, (ii) the receipt from Nihon of $900,000 pursuant to the Agreement, and (iii) the net proceeds from the Company's Series A Offering of $2,680,591 as of March 31, 1997.

     For the nine months ended March 31, 1997, the net decrease in cash amounted to $1,928,063. Cash used for operating activities was $3,358,021, net cash used for investing activities was $128,293, and cash provided by financing activities was $1,558,251, primarily from the proceeds from Series A Offering less repayment of the Senior Bridge Notes.

     On December 2, 1996, the Company commenced the Series A Offering pursuant to which up to a maximum of 240 units is being offered at a price of $100,000 per unit, with each unit consisting of 1,000 shares of Series A Preferred Stock. As of March 31, 1997, the Company had sold 30.63 units, representing 30,630 shares of Series A Preferred Stock, for net proceeds to the Company of $2,680,591, after deducting commission and other expenses of the Series A Offering. As of May 14, 1997, the Company had sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Preferred Stock, for net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering. The Company does not anticipate selling the maximum number of units.

     Pursuant to the Option Agreement, Nihon can maintain its option to license certain products based on the Company's MIDAS metallopeptide technology provided Nihon makes certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license at any time upon notice and payment of additional monies to the Company. In the event that the parties cannot agree on terms of a license agreement, then the Company will be required to repay certain monies to Nihon. There can be no assurance that the Company and Nihon will ever enter into a definitive license agreement, that additional payments provided for in the Option Agreement will be made, or that the strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

     Pursuant to the terms of the notes payable to stockholders
("Notes"), repayment of principal and interest is required 30 days after the completion of a fiscal year when the Company has net assets of at least $5,000,000.

     In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey, with the lease term expected to commence in July 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007. The Company anticipates that the cost of tenant improvements, net of the landlord's contribution, and acquisition of laboratory equipment may exceed $1,500,000.

     Commencing May 1997, the Company's monthly payments on long-term financing provided by Aberlyn Holding Company will increase to $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in April 1999.

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

     The Company believes that the net proceeds from the Series A Offering of $11,800,000 as of May 14, 1997 and the Initial Payment received under the Option Agreement, together with its other cash, is sufficient to fund the Company's projected debt obligations and fund projected operations through fiscal year 1998.

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

                 PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
      None.

Item 2.  Change in Securities.
     Common Stock. During the three months ended March 31, 1997 the Company sold the following shares of Common Stock which were not registered under the Securities Act:

  Date               Number of Shares        Sold To       Total
Offering Price
January 10, 1997          13,824          Warrant Holder    $750
February 14, 1997         13,824          Warrant Holder    $750

None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction was the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering.

     Series A Preferred Stock. On February 21, 1997 the Company sold units representing 30,630 shares of Series A Preferred Stock in its Series A Offering which were not registered under the Securities Act, pursuant to a private placement limited to accredited investors. The total offering price for the units was $3,063,000, with the placement agent receiving a nine percent (9%) commission, amounting to $275,670, a four percent (4%) non-accountable expense allowance, amounting to $122,520, and warrants issuable to the placement agent and its designees to purchase 3,063 shares of Series A Preferred Stock at an exercise price of $110 per share. The warrants are exercisable for five (5) years commencing six (6) months following the final closing of the Series A Offering. The Company claimed exemption from registration pursuant to Regulation D under the Securities Act because the Series A Offering was the sale of restricted securities to accredited investors, as defined in Rule 501 of Regulation D, and not involving any public offering.

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock, initially at a conversion price of (i) $1.35 or (ii) 85% of the average closing bid price of the Common Stock on the OTC Bulletin Board for twenty
(20) consecutive trading days immediately preceding any interim closing date or the final closing of the Series A Offering, whichever is lower. The conversion price is currently $1.24. A reset mechanism provides that the conversion price is subject to adjustment on the date which is twelve (12) months after the final closing on the Series A Offering (the "Reset Date"), if the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the Reset Date (the "Reset Trading Price") is less than 130% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable conversion price will be reduced to the greater of (i) the Reset Trading Price divided by 1.3 and (ii) 50% of the then applicable conversion price. The conversion price is also subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the conversion price in effect on the date of sale or issuance, or (ii) the market price of the Common Stock as of the date of the sale or issuance. Upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding the conversion price is subject to adjustment.

     Series A Preferred Stock has a preference over Common Stock as to dividends and distributions. In addition, holders of Series A Preferred Stock vote on an "as if converted" basis with Common Stock as a single class (unless separate class voting is required by law), except that approval of holders of two-thirds of the Series A Preferred Stock then outstanding is required to approve (i) any alteration in the Company's charter documents or by-laws that would adversely affect the relative rights, preferences, qualifications, limitations or restrictions of the Series A Preferred Stock, (ii) the declaration or payment of any dividend on any other securities or the repurchase of any securities of the Company other than the Series A Preferred Stock, and (iii) the authorization or issuance, or increase of the authorized amount of, any security ranking prior to the Series A Preferred Stock as to liquidation, payment of dividends or distributions or voting rights.
                                 15

Item 3.  Defaults Upon Senior Securities.
     None.

Item 4.  Submission of Matters to a Vote of Security Holders.
     None.

Item 5.  Other Information.
     As of May 14, 1996, the Company had closed in the aggregate on
137.78 units, representing 137,780 shares of Series A Preferred Stock, in its private placement of Series A Preferred Stock, for gross proceeds of $13,778,000 and net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering. The issued Series A Preferred Stock is convertible to approximately 11,110,000 shares of Common Stock at the conversion price, $1.24, now in effect.

     Placed with accredited investors, the securities have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to undertake, no later than sixty (60) days following the final closing date of the Series A Offering, to file a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:
     3.2       Bylaws of the Company
     10.26     1996 Stock Option Plan as Amended
     27.1      Financial Data Schedule.

     (b) Reports on Form 8-K
     No reports on Form 8-K were filed during the quarter for which this report is filed.

     Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Palatin Technologies, Inc.
                                 (Registrant)



Date: May 15, 1997               /s/ Edward J. Quilty
                                 ------------------------
                                 Edward J. Quilty
                                 Chairman of the Board, President
                                 and Chief Executive Officer



Date: May 15, 1997               /s/ John J. McDonough
                                 -------------------------
                                 John J. McDonough
                                 Vice President and Chief Financial
                                 Officer (Principal Financial and
                                  Accounting Officer)