Form 10QSB/A
period 1997-03-31
PALATIN TECHNOLOGIES INC
filed 1997-06-12
CIK 911216

========================================================================


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                         ----------------------

                             FORM 10-QSB/A

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

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    Page 10

PART II - OTHER INFORMATION
Item 2.  Change in Securities                                    Page 14
Item 5.  Other Information                                       Page 15
Item 6.  Exhibits and Reports on Form 8-K                        Page 16

Signatures                                                       Page 17

                                PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
                                  PALATIN TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)
                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)


                                                            March 31, 1997      June 30, 1996
                                                            --------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $  4,863,237      $  6,791,300
     Accounts receivable                                           267,870             4,574
     Prepaid expenses and other                                     59,137            66,430
                                                              ------------      ------------
               Total current assets                              5,190,244         6,862,304


Equipment, net of accumulated depreciation of
  $222,174 and $183,535 as of March  31, 1997 and
  June 30, 1996, respectively                                      186,008            96,354
Intangibles, net of accumulated amortization of
  $98,782 and $91,336 as of March 31, 1997 and
  June 30, 1996, respectively                                       75,940            82,547
                                                              ------------      ------------
                                                              $  5,452,192      $  7,041,205
                                                              ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    216,572      $    214,424
     Accrued compensation owed to employees                              -            78,084
     Accrued expenses                                              311,048           655,197
     Current portion of long-term financing, including
       accrued interest of $352,829 and $38,912 as of
       March 31, 1997 and June 30, 1996, respectively              936,950          311,695
     Senior bridge notes, including related party
       transaction of $110,000 as of June 30, 1996                       -        1,100,000
                                                              ------------      ------------
               Total current liabilities                         1,464,570        2,359,400

     Long-term financing, including accrued interest
       of $0 and $273,339 as of March 31, 1997 and
       June 30, 1996, respectively                                 968,527        1,727,619
     Deferred license revenue                                      550,000                -
     Notes payable to stockholders, including accrued
       interest of $41,979 and $35,979 as of
       March 31, 1997 and June 30, 1996, respectively              121,979          115,979
                                                              ------------      ------------
               Total liabilities                                 3,105,076        4,202,998
                                                              ------------      ------------

Stockholders' equity:
     Preferred stock, $.01, and 2,000,000 shares
       authorized, as of March  31,1997 and June 30, 1996;
       and 30,630 and no shares issued as of March 31, 1997
       and June 30, 1996, respectively                           3,221,120                -
     Common stock, $.01, and 25,000,000 shares authorized,
       as of March  31, 1997 and June 30, 1996; and
       11,753,978 and 11,538,777 issued as of March 31, 1997
       and June 30, 1996, respectively                             117,540          115,388
     Treasury stock, 1,229 shares of Common Stock                   (1,667)          (1,667)
     Additional paid-in capital                                 11,018,039       10,804,394
     Common stock earned but not issued                            279,278           53,030
   Unamortized deferred compensation                               (88,221)               -
     Deficit accumulated during the development stage          (12,198,973)      (8,132,938)
                                                              ------------      ------------
               Total stockholders' equity                        2,347,116        2,838,207
                                                              ------------      ------------

                                                              $  5,452,192      $ 7,041,205
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

     Since its inception, RhoMed has devoted substantially all of its efforts and resources to the research and development of its technology. RhoMed has experienced operating losses in each year since its inception and, as of March 31, 1997, the Company, including its wholly-owned subsidiary RhoMed, had a deficit accumulated during the development stage of $12,198,973. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as the Company's research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, successfully commercializing its products and achieving profitable operations.

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

(5)  Series A Preferred Stock:

        On December 2, 1996, the Company commenced an offering of units of Series A Preferred Stock (the "Series A Offering") at a price of $100,000 per unit, with each unit consisting of 1,000 shares of Series A Preferred Stock. As of March 31, 1997, the Company had sold 30.63 units, representing 30,630 shares of Series A Preferred Stock, for net proceeds to the Company of $2,680,591, after deducting commission and other expenses of the Series A Preferred Stock offering. The final closing on the Series A Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Preferred Stock, for gross proceeds of $13,778,000 and net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering.

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock at a conversion price of $1.24. The $1.24 represents a discount of 15% to the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the final closing. The 15% discount has been reflected in the Company's financial statements as a dividend to Series A Preferred Stock and an increase in the deficit accumulated during the development stage of $540,529. The Series A Preferred Stock also contains a reset mechanism (see Part II, Item 2, "Change in Securities"). The Series A Preferred Stock may be mandatorily converted by the Company, if, commencing May 9, 1998, the closing bid price of the Common Stock exceeds 200% of the then applicable conversion price for at least twenty (20) trading days in any thirty (30) consecutive trading day period ending three (3) days prior to the date of conversion.

     In the event that the Company does not, by February 3, 1998, increase its authorized capital to at least that number of shares of Common Stock necessary for issuance upon exercise of all Series A Preferred Stock sold in the Series A Offering, the Company has agreed that the holders of Series A Preferred Stock shall be entitled, at the option of each holder to either: (i) require the Company to repurchase all shares of Series A Preferred Stock then held by such holder at $100.00 per share of Series A Preferred Stock, or (ii) require the Company to purchase at fair market value that portion of the shares which would have been issuable to the holder upon conversion but which the Company was unable to issue due to the lack of authorized and reserved shares of Common Stock. The fair market value per share of

Common Stock shall be paid in cash, or, if the Company does not have sufficient cash, then with secured demand notes, the fair market value shall mean the closing bid price per share of the Common Stock as quoted on the OTC Bulletin Board for the trading day immediately preceding the conversion.



     The securities offered in the Series A Offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed to file, no later than July 8, 1997, a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock.

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

Liquidity and Capital Resources



        Since its inception, the Company has incurred net operating losses and, as of March 31, 1997, had an accumulated deficit of $12,198,973. The Company has financed its net operating losses through March 31, 1997 by a series of debt and equity financings.

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

        On December 2, 1996, the Company commenced the Series A Offering at a price of $100,000 per unit, with each unit consisting of 1,000 shares of Series A Preferred Stock. As of March 31, 1997, the Company had sold 30.63 units, representing 30,630 shares of Series A Preferred Stock, for net proceeds to the Company of $2,680,591, after deducting commission and other expenses of the Series A Offering. The final closing on the Series A Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Preferred Stock, for net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering.

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

     The Company believes that the net proceeds from the Series A Offering of $11,800,000 as of May 9, 1997 and the Initial Payment received under the Option Agreement, together with its other cash, is sufficient to fund the Company's projected debt obligations and fund projected operations through fiscal year 1998.

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

                   PART II - OTHER INFORMATION

Item 2.  Change in Securities.

     Common Stock. During the three months ended March 31, 1997 the Company sold the following shares of Common Stock which were not registered under the Securities Act:

                    Number of                         Total
      Date           Shares           Sold To     Offering Price
-----------------   ---------      -------------- --------------
January 10, 1997     13,824        Warrant Holder     $750
February 14, 1997    13,824        Warrant Holder     $750

None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction was the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering.

        Series A Preferred Stock. On February 21, 1997 the Company sold units representing 30,630 shares of Series A Preferred Stock in its Series A Offering which were not registered under the Securities Act, pursuant to a private placement limited to accredited investors. The total offering price for the units was $3,063,000, with the placement agent receiving a nine percent
(9%) commission, amounting to $275,670, a four percent (4%) non-accountable expense allowance, amounting to $122,520, and warrants issuable to the placement agent and its designees to purchase 3,063 shares of Series A Preferred Stock at an exercise price of $110 per share. The warrants are exercisable for five

(5) years commencing November 9, 1997. The Company claimed exemption from registration pursuant to Regulation D under the Securities Act because the Series A Offering was the sale of restricted securities to accredited investors, as defined in Rule 501 of Regulation D, and not involving any public offering.

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock at a conversion price of $1.24. The $1.24 represents a discount of 15% to the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the final closing. The 15% discount has been reflected in the Company's financial statements as a dividend to Series A Preferred Stock and an increase in the deficit accumulated during the development stage of $540,529. The Series A Preferred Stock has a reset mechanism which provides that the conversion price is subject to adjustment on May 9, 1998 (the "Reset Date"), if the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the Reset Date (the "Reset Trading Price") is less than 130% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable conversion price will be reduced to the greater of (i) the Reset Trading Price divided by 1.3 and (ii) 50% of the then applicable conversion price. The conversion price is also subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the conversion price in effect on the date of sale or issuance, or (ii) the market price of the Common Stock as of the date of the sale or issuance. Upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding the conversion price is subject to adjustment.

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

Item 5.  Other Information.

        Effective as of May 9, 1996, the Company held the final closing and terminated its Series A Offering. An aggregate of
137.78 units were sold, representing 137,780 shares of Series A Preferred Stock, for gross proceeds of $13,778,000 and net proceeds to the Company of approximately $11,800,000, after deducting commission and other expenses of the Series A Offering. The issued Series A Preferred Stock is convertible to approximately 11,110,000 shares of Common Stock at the conversion price of $1.24.

     Placed with accredited investors, the securities have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company has agreed, no later than July 8, 1997, to file a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

     3.2    Bylaws of the Company
     3.6    Certificate of Designation of Series A Convertible
            Preferred Stock of the Company, filed on February 21,
            1997
     4.6    Specimen Certificate for Series A Convertible
            Preferred Stock
     10.26  1996 Stock Option Plan as Amended
     27.1   Financial Data Schedule.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Palatin Technologies, Inc.
                                 (Registrant)



Date: June 12, 1997              /s/ Edward J. Quilty
                                 ------------------------
                                 Edward J. Quilty
                                 Chairman of the Board, President
                                 and Chief Executive Officer



Date: June 12, 1997              /s/ John J. McDonough
                                 -------------------------
                                 John J. McDonough
                                 Vice President and Chief Financial
                                 Officer (Principal Financial and
                                  Accounting Officer)