Form 10KSB/A
period 1996-06-30
PALATIN TECHNOLOGIES INC
filed 1997-07-17
CIK 911216

===============================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Transitional Small Business Disclosure Format:  Yes  [ ]     No  [X]
===============================================================================

      The undersigned Registrant hereby amends the following items, financial statements, exhibits or other portions of its Transition Report on Form 10-KSB for the transition period from September 1, 1995, to June 30, 1996, as set forth in the pages attached hereto.

                                   PART II

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

Results of Operations

     Ten Month Period Ended June 30, 1996 Compared to Ten Month Period Ended June 30, 1995. License fees and royalties were zero for the ten months ended June 30, 1996, compared to $64,296 in the prior ten month period. The decrease in license fees and royalties is primarily attributable to the timing of when these fees are earned; during the ten months ended June 30, 1996, there were no royalties on product sales or new license agreements. Sales of RhoChek, the sole product sold by the Company, decreased $6,090 to $24,457 in the current ten month period from $30,546 in the prior ten month period. Due to insufficient sales, the Company expects to discontinue the manufacture and sale of its RhoChek product in fiscal 1997. The Company expects sales to decrease in fiscal 1997 as product sales for RhoChek are discontinued.

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

     Other expenses increased to $1,802,097 for the ten months ended June 30, 1996 from $305,615 for the ten months ended June 30, 1995. The increase is attributable primarily to increased interest expense, commission and fees paid in connection with the Company's debt offerings ($168,970), costs and fees associated with the Merger ($525,000), costs and expenses associated with the relocation of the Company's research and general and administrative offices ($284,000), including primarily severance costs, facility closing expenses and recruiting fees, and the write down of certain patents not currently used in development projects ($259,334).

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


                                   PART III

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

      Notes to Consolidated Financial Statements................................................................... F-10

(A)(2)     EXHIBITS

         The following exhibits are filed as part of this report:

            2.1 Agreement and Plan of Reorganization dated as of April 12, 1996 by and between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (a)

            2.2 Waiver and Consent dated as of June 24, 1996, between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (b)*

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

            3.3   Bylaws of the Company. (e)

            3.4 Amended Certificate of Designation of Series A Preferred Stock of the Company, filed on June 24, 1996. (f)

            3.5 Amended Certificate of Designation of Series B Preferred Stock of the Company, filed on June 24, 1996. (g)

            4.1   Specimen Certificate for Common Stock. (h)

            4.2 Patent Assignment and License Agreement dated as of July 15, 1993, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (b)*

            4.3 Master Lease Agreement dated November 16, 1994, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (b)*

            4.4 Letter Agreement, dated as of April 28, 1995, between Aberlyn Capital Management Limited Partnership and RhoMed Incorporated. (b)*

            4.5 Stock Purchase and Modification Agreement, dated as of June 24, 1996, between Aberlyn Capital Management Limited Partnership, Aberlyn Holding Company, Inc. and RhoMed Incorporated. (b)*

            10.01 Lease between Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated dated December 18, 1992. (b)*

            10.02 Amendment, dated November 1, 1993, to Lease between Charles
                  C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)*

            10.03 Second Amendment, dated July 5, 1996, to Lease between
                  Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)*

            10.04 RhoMed Incorporated 1995 Employee Incentive Stock Option
                  Plan. (b)(i)*

            10.05 RhoMed Incorporated 1995 Nonqualified Stock Option Plan.
                  (b)(i)*

            10.06 1996 Stock Option Plan of the Company. (b)(i)*

            10.07 Employment Agreement dated as of November 16, 1995, between
                  RhoMed Incorporated and Edward J. Quilty. (b)(i)*

            10.08 Employment Agreement dated as of September 27, 1996, between
                  Palatin Technology, Inc. and Carl Spana. (b)(i)*

            10.09 Employment Agreement dated as of September 27, 1996, between
                  Palatin Technology, Inc. and Charles Putnam. (b)(i)*

            10.10 Class C Warrant for the Purchase of Shares of Common Stock
                  issued to William I. Franzblau June 24, 1996. (b)(i)*

            10.11 License Agreement between Rougier Bio-Tech Limited and RhoMed
                  Incorporated dated May 1, 1992. (b)*

            10.12 License Agreement between Sterling Winthrop Inc. and RhoMed
                  Incorporated dated November 2, 1992. (b)*

            10.13 Assignment and Assumption dated January 21, 1994, between
                  Sterling Winthrop, Inc. and Burroughs Wellcome Co. (b)*

            10.14 Option Agreement between RhoMed Incorporated and The Wistar
                  Institute of Anatomy and Biology dated August 22, 1996. (b)*

            10.15 Consulting Agreement dated as of March 7, 1995, between
                  RhoMed Incorporated and Buck A. Rhodes. (b)*

            10.16 Form of Class A Warrant. (b)*

            10.17 Form of Placement Agent Warrant for the Class A Offering.
                  (b)*

            10.18 Form of Unit Purchase Agreement for the Class A Offering,
                  including registration rights referred to in the Form of Class A Warrant and Form of Placement Agent Warrant for the Class A Offering. (b)*

            10.19 Form of Class B Warrant. (b)*

            10.20 Form of Placement Agent Warrant for the Class B Offering.
                  (b)*

            10.21 Form of Unit Purchase Agreement for the Class B Offering,
                  including registration rights referred to in the Form of Class B Warrant and Form of Placement Agent Warrant for the Class B Offering. (b)*

            10.22 Form of Placement Agent Warrant for the RhoMed Common Stock
                  Offering. (b)*

            10.23 Form of Common Stock Purchase Agreement for the RhoMed Common
                  Stock Offering, including registration rights referred to in the Form of Placement Agent Warrant for the RhoMed Common Stock Offering. (b)*

            16.1  Letter dated July 19, 1996 from Deloitte & Touche LLP. (j)

            21.1  Current list of subsidiaries of the registrant. (b)*

            23.1  Consent of Arthur Andersen LLP. (b)*

            23.2  Consent of Arthur Andersen LLP. (k)

            27.1  Financial Data Schedule. (b)*

            99.1 Certificate of Limited Partnership of "The Interfilm Stockholders Limited Partnership," as filed with the Delaware Secretary of State on June 17, 1996. (b)*

            99.2 Agreement of Limited Partnership of The Interfilm Stockholders Limited Partnership, dated June 11, 1996. (b)*

            99.3 The Interfilm Stockholders Trust, established by Interfilm, Inc. and Interfilm Technologies, Inc. on June 11, 1996. (b)*

            99.4 General Bill of Sale, Assignment and Assumption Agreement among, on the one hand, Interfilm, Inc. and Interfilm Technologies, Inc. and on the other hand, The Interfilm Stockholders Limited Partnership, dated June 25, 1996. (b)*

                               NOTES TO EXHIBITS

* Filed as an exhibit to the registrant's Form 10-KSB transition report for the transition period from September 1, 1995 to June 30, 1996, of which this Amendment No. 1 forms a part.

(a) Incorporated by reference to Exhibit 2.1 of the registrant's Form 8-K dated June 25, 1996, filed with the Commission on July 10, 1996.

(b) Filed as an exhibit to this Form 10-KSB Annual Report for the period ended June 30, 1996.

(c) Incorporated by reference to Exhibit 3.1 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(d) Incorporated by reference to Exhibit 3.2 of the registrant's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

(e) Incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement No. 33-67862.

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

(j) Incorporated by reference to Exhibit 16.1 of the registrant's Form 8-K/A dated June 25, 1996, filed with the Commission on July 23, 1996.

(k) Filed as an exhibit to this Amendment No. 1 to Form 10-KSB transition report for the transition period from September 1, 1995 to June 30, 1996.

(B)   REPORTS ON FORM 8-K

      No Current Reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.



                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PALATIN TECHNOLOGIES, INC.

Date: July 15, 1997

                                By:       /s/ John J. McDonough
                                         ------------------------------------
                                         John J. McDonough
                                         Vice President and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Palatin Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of PALATIN TECHNOLOGIES, INC. (a Delaware corporation in the development stage) AND SUBSIDIARIES as of June 30, 1996 (post-Merger, see Note 1) and August 31, 1995 (pre-Merger), and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from September 1, 1995 through June 30, 1996 (post-Merger, consisting of the statement of operations and cash flows of RhoMed Incorporated, predecessor corporation in the continuing business of Palatin Technologies, Inc. and subsidiaries for the period from September 1, 1995 through June 25, 1996 (pre-Merger), audited by us, and the statements of operations and cash flows of Palatin Technologies, Inc. and subsidiaries for the period from June 26, 1996 through June 30, 1996 (post-Merger), also audited by us, and for the years ended August 31, 1995 and 1994 (pre-Merger). We have also audited the consolidated statements of operations and cash flows of Palatin Technologies, Inc. and subsidiaries for the period from inception (January 28, 1986) through June 30, 1996 (post-Merger, consisting of the statements of operations and cash flows of RhoMed Incorporated and Palatin Technologies, Inc. and subsidiaries as described above). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                               Inception                                 Fiscal Year Ended
                                          (January 28, 1986)    Ten Months                   August 31,
                                                through            Ended          ----------------------------------
                                             June 30, 1996     June 30, 1996            1995              1994
                                           -----------------  ----------------    ----------------  ----------------
REVENUES:
     Grants and contracts (Note 11)        $      2,860,512   $             -     $             -   $        50,289
     License fees and royalties (Note 12)           334,296                 -              64,296            50,000
     Sales                                          296,733            24,457              33,606            47,559
                                           -----------------  ----------------    ----------------  ----------------

          Total revenues                          3,491,541            24,457              97,902           147,848
                                           -----------------  ----------------    ----------------  ----------------

EXPENSES:
     Research and development                     4,396,408           869,896             619,354           584,941
     General and administrative                   5,018,961         1,366,343             776,291           939,155
     Restructuring charge (Note 9)                  284,000           284,000                   -                 -
     Net intangibles write down (Note 5)            259,334           259,334                   -                 -
                                           -----------------  ----------------    ----------------  ----------------

          Total operating expenses                 9,958,703         2,779,573           1,395,645         1,524,096
                                           -----------------  ----------------    ----------------  ----------------

OTHER INCOME (EXPENSES):
     Other income                                    71,380            10,515               2,744            16,561
     Interest expense                            (1,043,186)         (459,308)           (343,865)         (185,268)
     Placement agent commissions and
          fees on debt offering                    (168,970)         (168,970)                   -                 -
     Merger costs                                  (525,000)         (525,000)                   -                 -
                                           -----------------  ----------------    ----------------  ----------------

          Total other income (expenses)          (1,665,776)       (1,142,763)           (341,121)         (168,707)
                                           -----------------  ----------------    ----------------  ----------------

NET LOSS                                   $     (8,132,938)  $    (3,897,879)    $    (1,638,864)  $    (1,544,955)
                                           =================  ================    ================  ================


Weighted average number of common
     shares outstanding                           1,173,525         2,144,131           1,238,192         1,205,617
                                           =================  ================    ================  ================

Net loss per common share                  $          (6.93)  $         (1.82)    $         (1.32)  $         (1.28)
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

     Revenue Recognition -- The Company recognizes revenue as follows: grants and contracts - at the time such related expenses are incurred in compliance with contractual terms; license fees and royalties - ratably over the term of the license or royalty agreement; and sales - upon shipment of the product.

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

     Financial Statement Presentation -- Certain amounts in the accompanying consolidated financial statements have been reclassified and certain notes have been modified from previous financial statements to clarify disclosure.

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

     New Pronouncements -- The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." SFAS 123 recommends changes in accounting for employee stock-based compensation plans, and requires certain disclosures with respect to these plans. The disclosures of SFAS 123 will be adopted by

Palatin effective July 1, 1996. Management has not determined the effect of this pronouncement on the Company's financial statements.

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

(3)   RELATED PARTY TRANSACTIONS:

     Castle Transaction -- During the fiscal year ended August 31, 1995, RhoMed encountered serious liquidity and working capital deficiencies. As a result, effective April 1995, RhoMed entered into a letter of intent with The Castle Group Ltd. ("Castle"), a company controlled by Lindsay A. Rosenwald, M.D. ("Dr. Rosenwald"), under which Castle agreed to arrange for a line of credit of up to $300,000 to finance ongoing operations; agreed to arrange for future financings; and RhoMed agreed to sell to Castle or its designees, for $4,000 consideration paid, 4,000,000 shares of RhoMed Series A Preferred Stock (equivalent to 1,867,809 shares of Common Stock). At the time the letter of intent was entered into with Castle, RhoMed was insolvent and its equity had nominal value; accordingly, the sale of RhoMed Series A Preferred Stock to Castle or its designees was recorded at the nominal $4,000 consideration paid. The issuance of RhoMed Series A Preferred Stock to designees of Castle was consummated on October 25, 1995. This resulted in Dr. Rosenwald and his designees obtaining majority ownership and control of RhoMed. Pursuant to the letter of intent, Castle provided a $300,000 line of credit. RhoMed borrowed up to the maximum under the line of credit and, at August 31, 1995, had $23,286 outstanding thereunder, which was paid in September, 1995. The average interest rate for the line of credit was 10.90%, and the average balance outstanding was $191,549.

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

     On March 4, 1996, the Board of Directors approved an offering of common stock (the "Common Stock Offering") (see Note 10), and authorized an offering committee of the Board of Directors, consisting of the two disinterested directors, to determine the placement agent for the Common Stock Offering.
The selection of Paramount as placement agent was approved by the disinterested directors, who concluded that alternative means of financings were not available to RhoMed on terms more favorable than the Common Stock Offering. The price per share of RhoMed common stock in the Common Stock Offering of $.25 was determined through negotiations between RhoMed and Paramount. On May 14, 1996, the Board of Directors approved an increase in the Common Stock Offering, on which the Interested Directors recused themselves, and which was approved by the two disinterested directors. In the Common Stock Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased 7,002,000 shares of RhoMed common stock at $.25 per share (equivalent to 1,290,696 shares of Common Stock at $1.36 per share).

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

     Based on an evaluation by the new President and Chief Executive Officer of RhoMed and his new management team (see Note 9) of products in development and determination of the likelihood of product development and commercialization, intangible assets relating to patents not being utilized for products in active development were written-off to expense. Historical costs in each patent were used to determine the total write-off to expense of $259,334.

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

     Palatin is obligated, at June 30, 1996, to make monthly payments to Aberlyn of $20,000 from June 1, 1996 through May 1, 1997, and payments of $91,695 from June 1, 1997 through May 1, 1999. Payments through May 1, 1997 will be applied to principal only; interest will be accrued during this period at an annual effective rate of 15% and paid in Palatin's Common Stock. On June 24, 1996, RhoMed issued 930,023 shares of RhoMed common stock (equivalent to 171,433 shares of Common Stock) in payment of accrued interest of $324,546 through April 30, 1996, at an immaterial premium of approximately $.10 per share over the then fair market value of RhoMed common stock. In addition, certain warrants held by Aberlyn were terminated, and RhoMed agreed that Common Stock paid as interest through May 1, 1997, would contain certain registration rights, and would be valued at the rate of 75% of the per share offering price for RhoMed's common stock in any offering commencing after the consummation of the Common Stock Offering, in which the total offering proceeds exceeds $5,000,000, or in the event no such offering is completed before April 30, 1997, at the rate of 75% of the average per share closing price for the twenty trading days immediately preceding April 30, 1997. The 25% discount to market value of Common Stock will represent additional interest payable. However, management does not anticipate the additional interest will have a material impact on the financial position or operations of the Company.

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

     Class A Offering -- On July 28, 1995, the Board of Directors of RhoMed authorized an offering of up to 40 units at $25,000 per unit, with each unit consisting of a $25,000 face amount Senior Bridge Note and a Class A Warrant to purchase 75,000 shares of RhoMed common stock at an exercise price of $.01 per share (the "Class A Offering") (see Note 3). The nominal exercise price for the warrants reflected the seriously troubled financial condition of RhoMed on the date of the transaction, and accordingly no value was assigned to the Class A Warrants upon issuance. The Senior Bridge Notes sold in the Class A Offering bear interest at 1% per month, and are payable, with accrued interest, one year from the date of issuance. Class A Warrants are exercisable at any time, terminate ten years from the date of issuance, have certain registration rights, and are subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of, the Common Stock.

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

     Class B Offering -- On November 27, 1995, the Board of Directors of RhoMed authorized an offering of up to 7.5 units at $100,000 per unit, with each unit consisting of a $100,000 face amount Senior Bridge Note and a Class B Warrant to purchase 100,000 shares of RhoMed common stock at an exercise price of the lesser of (a) $.25 per share and (b) 50% of the price per share of common stock in a subsequent equity offering of RhoMed common stock in which gross proceeds exceed $2,500,000 (the "Class B Offering"). Due to the seriously troubled financial condition of RhoMed on the date of the transaction, no value was assigned to the Class B Warrants upon issuance. On January 25, 1996, the Board of Directors increased the Class B Offering from
7.5 units to 8.5 units. The Senior Bridge Notes sold in the Class B Offering bore interest at 1% per month, and were payable, with accrued interest, at the earlier of (a) 5 days following the closing of an equity offering of RhoMed's securities in which gross proceeds exceeded $2,500,000 and (b) 12 months from the date of issuance. The Class B Warrants are exercisable at any time, terminate 5 years from the date of issuance, have certain registration rights, contain a call provision and are subject to adjustment in certain circumstances, including a stock split of, stock dividend on, or a subdivision, combination or recapitalization of, the Common Stock.

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

     Restructuring Charge -- In conjunction with Palatin's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, Palatin established a restructuring charge of $284,000. The restructuring charge represents severance costs of $115,000 and facility closing expenses of $169,000. It is anticipated that eight research and development and administration and management employees will be severed; through June 30, 1996, five employees had been severed. Facility closing expenses consist primarily of costs related to lease termination and fixed asset disposals. Included in accrued expenses at June 30, 1996, is $257,152 of remaining restructuring charge.

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

     RhoMed common stock issuance prices represented market value of the RhoMed common stock on the date of issuance.

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

     RhoMed has solicited and performed cooperative research and development agreements with various national laboratories of the Department of Energy, which did not involve any payment of funds to the Department of Energy or its contractors by RhoMed and were cancelable by RhoMed upon less than six month's notice to the relevant contractor.

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

(14)    COMPARISON WITH TEN MONTHS ENDED JUNE 30, 1995:

        As noted above (see Note 1), Palatin changed its fiscal year end to June 30. Therefore, the following June 30, 1995, selected financial information, adjusted to reflect the amendment to the Certificate of Incorporation of Palatin as if it had been filed on June 30, 1995, and as if the Merger had been consummated on June 25, 1995, is presented for comparative purposes only (unaudited):


                                          Ten Months Ended
                                             June 30,
                                 -------------------------------------
                                     1996                    1995
                                 ------------            -------------
Revenues                         $     24,457            $     94,842
Expenses                            2,779,573               1,076,473
Other income (expenses)            (1,142,763)               (305,615)
                                 ------------            ------------
Net loss                         $ (3,897,879)           $ (1,287,246)
                                 ============            ============
Weighted average number of
  common shares outstanding         2,144,131               1,230,550
                                 ============            ============
Net loss per common share        $      (1.82)           $      (1.05)
                                 ============            ============