Form 10QSB/A
period 1997-03-31
PALATIN TECHNOLOGIES INC
filed 1997-07-17
CIK 911216

========================================================================


                 U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549
                         ----------------------

                             FORM 10-QSB/A

                             AMENDMENT NO. 2

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

Transitional Small Business Disclosure Format:   [ ] Yes     [X] No


========================================================================

                     PALATIN TECHNOLOGIES, INC.

                        Table of Contents


                                                                  Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
     CONSOLIDATED BALANCE SHEETS -- As of March 31, 1997
      (unaudited) and June 30, 1996 (audited)                    Page 3
     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) --
      For the Three and Nine Months Ended March 31, 1996 and
      March 31, 1997 and the Period from January 28, 1986
      (Commencement of Operations) through March 31, 1997        Page 4
     CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) --
      For the Nine Months Ended March  31, 1996 and March 31,
      1997 and the Period From January 28, 1986 (Commencement
      of Operations) through March 31, 1997                      Page 5
     Notes to Consolidated Financial Statements                  Page 6

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    Page 10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                       Page 15
Item 2.  Change in Securities                                    Page 15
Item 5.  Other Information                                       Page 16
Item 6.  Exhibits and Reports on Form 8-K                        Page 17

Signatures                                                       Page 18

                                PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                  PALATIN TECHNOLOGIES, INC.
                               (A Development Stage Enterprise)
                                 CONSOLIDATED BALANCE SHEETS
                                         (unaudited)

                                                            March 31, 1997      June 30, 1996
                                                            --------------      -------------
ASSETS
Current assets:
     Cash and cash equivalents                                $  4,863,237      $  6,791,300
     Accounts receivable                                           267,870             4,574
     Prepaid expenses and other                                     59,137            66,430
                                                              ------------      ------------
               Total current assets                              5,190,244         6,862,304


Equipment, net of accumulated depreciation of
  $222,174 and $183,535 as of March  31, 1997 and
  June 30, 1996, respectively                                      186,008            96,354
Intangibles, net of accumulated amortization of
  $98,782 and $91,336 as of March 31, 1997 and
  June 30, 1996, respectively                                       75,940            82,547
                                                              ------------      ------------

                                                              $  5,452,192      $  7,041,205
                                                              ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                         $    216,572      $    214,424
     Accrued compensation owed to employees                              -            78,084
     Accrued expenses                                              311,048           655,197
     Current portion of long-term financing, including
       accrued interest of $352,829 and $38,912 as of
       March 31, 1997 and June 30, 1996, respectively              936,950          311,695
     Senior bridge notes, including related party
       transaction of $110,000 as of June 30, 1996                       -        1,100,000
                                                              ------------      ------------
               Total current liabilities                         1,464,570        2,359,400

     Long-term financing, including accrued interest
       of $0 and $273,339 as of March 31, 1997 and
       June 30, 1996, respectively                                 968,527        1,727,619
     Deferred license revenue                                      550,000                -
     Notes payable to stockholders, including accrued
       interest of $41,979 and $35,979 as of
       March 31, 1997 and June 30, 1996, respectively              121,979          115,979
                                                              ------------      ------------

               Total liabilities                                 3,105,076        4,202,998
                                                              ------------      ------------

Stockholders' equity:
     Preferred stock, $.01, and 2,000,000 shares
       authorized, as of March 31, 1997 and June 30, 1996;
       and 30,630 and no shares issued as of March 31, 1997
       and June 30, 1996, respectively                           2,680,591                -
     Common stock, $.01, and 25,000,000 shares authorized,
       as of March  31, 1997 and June 30, 1996; and
       11,753,978 and 11,538,777 issued as of March 31, 1997
       and June 30, 1996, respectively                             117,540          115,388
     Treasury stock, 1,229 shares of Common Stock                   (1,667)          (1,667)
     Additional paid-in capital                                 11,018,039       10,804,394
     Common stock earned but not issued                            279,278           53,030
     Unamortized deferred compensation                             (88,221)               -
     Deficit accumulated during the development stage          (11,658,444)      (8,132,938)
                                                              ------------      ------------

               Total stockholders' equity                        2,347,116        2,838,207
                                                              ------------      ------------

                                                              $  5,452,192      $ 7,041,205
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


                                            PALATIN TECHNOLOGIES, INC.
                                        (A Development Stage Enterprise)
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (unaudited)

                                                                                                              Inception
                                       Three Months Ended March 31,    Nine Months Ended March 31,       (January 28, 1986)
                                       ____________________________    ___________________________             through
                                          1997              1996          1997             1996             March 31, 1997
                                   _____________       ____________    ___________     ___________       ____________________

REVENUES:
     Grants and contracts          $    267,862        $         -     $  267,862      $        -                $  3,128,374
     License fees and royalties         350,000                  -        350,000               -                     684,296
     Sales                                    -             12,240         22,184           20,971                    318,917
                                   ------------        -----------     ----------      -----------               ------------
         Total revenues                 617,862             12,240        640,046           20,971                  4,131,587
                                   ------------        -----------     ----------      -----------               ------------

EXPENSES:
     Research and development         1,050,400            242,212       2,300,669         557,955                  6,697,077
     General and administrative         793,370            405,111       1,740,125       1,107,061                  6,759,086
     Restructuring charge                     -             24,309               -          24,309                    284,000
     Net intangibles write down               -                  -               -               -                    259,334
                                   ------------        -----------     -----------     -----------               ------------
         Total operating expenses     1,843,770            671,632       4,040,794       1,689,325                 13,999,497
                                   ------------        -----------     -----------     -----------               ------------

OTHER INCOME (EXPENSES):
     Other income                        36,330                  -         159,023               -                    230,403
     Interest expense                   (84,927)          (143,465)       (301,200)       (348,121)                (1,344,386)
     Placement agent commissions
       and fees on debt offering              -           (101,541)              -        (135,341)                  (168,970)
     Merger costs                        17,419             (9,611)         17,419          (9,611)                  (507,581)
                                   ------------        -----------     -----------     -----------               ------------
         Total other income
           (expenses)                   (31,178)          (254,617)       (124,758)       (493,073)                (1,790,534)
                                   ------------        -----------     -----------     -----------               ------------

NET LOSS                             (1,257,086)          (914,009)     (3,525,506)     (2,161,427)               (11,658,444)

PREFERRED STOCK DIVIDEND               (540,529)                 -        (540,529)              -                   (540,529)
                                   ------------        -----------     -----------     -----------               ------------

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS               $ (1,797,635)       $  (914,009)    $(4,066,035)    $(2,161,427)              $(12,198,973)
                                   ============        ===========     ===========     ===========               ============

Weighted average number of common
     shares outstanding              11,745,837          1,294,792      11,618,271       1,290,451                  1,948,514
                                     ==========          =========      ==========       =========                  =========

Net loss per common share              $  (0.15)          $  (0.71)    $     (0.35)       $  (1.67)                  $  (6.26)
                                   ============        ===========     ===========     ===========               ============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                                            PALATIN TECHNOLOGIES, INC
                                        (A Development Stage Enterprise)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (unaudited)

                                                                  Nine Months Ended                   Inception
                                                                      March 31,                  (January 28, 1986)
                                                                 _____________________                 through
                                                                 1997             1996              March 31, 1997
                                                           --------------     --------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $  (3,525,506)     $  (2,161,428)     $  (11,658,444)
     Adjustments to reconcile net loss to net
      cash used for operating activities:
       Depreciation and amortization                               46,085            58,788             354,659
       Interest expense on related-party debt                       6,000             6,000              59,387
       Accrued interest on long-term financing                    226,248           247,407           1,022,286
       Accrued interest on short-term financing                  (100,000)           93,510               7,936
       Intangibles and equipment write down                             -                 -             278,318
       Deferred license revenue                                   550,000                 -             550,000
       Accretion of compensatory options and warrants             116,078                 -             116,078
       Equity and notes payable issued for expenses                     -                 -             296,047
       Settlement with consultant                                       -                 -             (28,731)
       Changes in certain operating assets and liabilities:
          Accounts receivable                                    (263,295)           (2,999)           (267,869)
          Prepaid expenses and other                                7,293           (12,761)            (59,137)
          Intangibles                                                (839)          (15,833)           (428,177)
          Accounts payable                                          2,148           (82,329)            215,672
          Accrued compensation owed to employees                  (78,084)           27,126              16,548
          Accrued expenses                                       (344,149)           27,097             339,779
                                                           --------------     --------------     ---------------
           Net cash used for operating activities              (3,358,021)       (1,815,422)         (9,185,648)
                                                           --------------     --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                           (128,293)           (9,513)           (463,522)
                                                           --------------     --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, related party                           -                 -             302,000
   Payments on notes payable, related party                             -          (302,000)           (309,936)
   Proceeds from senior bridge notes payable                            -         1,850,000           1,850,000
   Payments on senior bridge notes                             (1,000,000)                -          (1,850,000)
   Proceeds from notes payable and long-term financing                  -                 -           1,951,327
   Payments on notes payable and long-term financing             (133,837)          (45,000)           (323,898)
   Proceeds from paid-in capital from common
     stock warrants                                                 9,999                 -             109,999
   Proceeds from common stock, stock option
     issuances and preferred stock, net                         2,682,089           305,617          12,784,581
   Purchase of treasury stock and fractional shares                     -                 -              (1,667)
                                                           --------------     --------------     ---------------

        Net cash provided by financing activities               1,558,251          1,808,617         14,512,407
                                                           --------------     --------------     ---------------

NET INCREASE (DECREASE) IN CASH                                (1,928,063)           (16,318)         4,863,237

CASH and cash equivalents, beginning of period                  6,791,300             46,768                  -
                                                           --------------     --------------     ---------------

CASH and cash equivalents, end of period                     $  4,863,237        $    30,450       $  4,863,237
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

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock at a conversion price of $1.24. The $1.24 represents a discount of 15% to the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the final closing. The 15% discount has been reflected in the Company's consolidated statement of operations as a dividend to Series A Preferred Stock of $540,529. The Series A Preferred Stock also contains a reset mechanism (see Part II, Item 2, "Change in Securities"). The Series A Preferred Stock may be mandatorily converted by the Company, if, commencing May 9, 1998, the closing bid price of the Common Stock exceeds 200% of the then applicable conversion price for at least twenty (20) trading days in any thirty (30) consecutive trading day period ending three (3) days prior to the date of conversion.

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

     As of March 31, 1997, the Company had sufficient Common Stock to convert all Series A Preferred Stock outstanding. If the Company does not have a sufficient number of authorized shares of Common Stock available for conversion of all outstanding Series A Preferred Stock prior to the issuance of the Company's financial statements for the fiscal year ending June 30, 1997, the Company will, as appropriate, classify the amount of Series A Preferred Stock in excess of Common Stock available for conversion outside of stockholders' equity.

     The securities offered in the Series A Offering have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company agreed to file, no later than July 8, 1997, a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company is in the process of preparing such registration statement and intends to file it as soon as practicable.

(6)  EQUIPMENT:

     Equipment consists of the following at March 31, 1997 and June 30, 1996:

                                             March  31,          June 30,
                                                1997               1996
                                             ----------          --------
       Office equipment                      $ 257,470         $  202,960
       Laboratory equipment                     83,285             76,929
       Leasehold improvements (not placed
        in service)                             67,427                  -
                                             ----------         ---------
            Equipment at cost                  408,182            279,889
       Less: Accumulated depreciation          222,174            183,535
                                             ----------         ---------
                                            $  186,008          $  96,354
                                            ===========         ==========

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

     Merger Costs -- In conjunction with the Merger which occurred on June 25, 1996, costs of $525,000 were charged to operations for the ten months ended June 30, 1996. With no additional Merger costs anticipated, the remaining accrual of $17,419 was written off as of March 31, 1997.

     Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices in the New Jersey area, the Company established a restructuring charge of $284,000. The restructuring charge to date represents severance costs of $115,000 and facility closing expenses of $169,000. Through March 31, 1997, eight research and development and administration and management employees had been severed. Facility closing expenses consist primarily of costs related to lease termination and fixed asset disposals. Included in accrued expenses at March 31, 1997, is $142,736 of remaining restructuring charge.

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

     In December 1996, the Company entered into a License Option Agreement ("Option Agreement") with Nihon Medi-Physics Ltd. ("Nihon"), pursuant to which the Company received, in January 1997, an initial payment of $900,000 net of Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment in the period ended March 31, 1997 by recognizing license fee revenue of $350,000 and deferred license fee revenue of $550,000. The deferred license fee revenue will be recognized if a license agreement is consummated with Nihon or eliminated if the Company is required to repay certain monies to Nihon under the Option Agreement. There were no revenues from license fees or royalties in the three and nine month periods ended March 31, 1996.

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

     Under an agreement with Aberlyn Holding Co., Inc. and its affiliates (collectively "Aberlyn"), effective April 30, 1997 the Company will be obligated to issue Common Stock, valued at the rate of 75% of the average per share closing price for the twenty trading days immediately preceding April 30, 1997, in payment of accrued interest from June 1, 1996 through April 30, 1997 of $303,171. The 25% discount to market value of Common Stock will represent additional interest payable. However, management does not anticipate the additional interest will have a material impact on the financial position or operations of the Company.

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

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In Item 3 of Part I of the Company's report on Form 10-KSB for the transition period from September 1, 1995 to June 30, 1996, the Company disclosed a complaint filed by the Company and one of its subsidiaries, Interfilm Technologies, Inc., in the Supreme Court of the State of New York, County of New York, against Sony Corporation of America and certain of its affiliates and subsidiaries (collectively, "Sony") for breach of contract and breach of duty of good faith and fair dealing (the "IT Litigation"). The Company has recently become aware that in November 1996, Sony asserted two counterclaims in the IT Litigation, generally alleging that the Company's pre-Merger executives misrepresented their qualifications and breached the Sony-IT Agreement by not recruiting sufficient exhibitors. The complaint and counterclaims relate solely to the business activities of the Company prior to the Merger. The IT Litigation is under the control of and at the expense of an unaffiliated limited liability partnership (the "Partnership"), and is solely for the benefit of the Company's pre-Merger stockholders as of June
21, 1996. A denial of the material allegations in the counterclaims has been filed on behalf of the Company in the IT Litigation. The Company has determined to more closely monitor the IT Litigation. The Partnership is obligated to indemnify the Company from certain claims, including all liabilities and reasonable expenses and costs that the Company may incur as a result of the IT Litigation. The Company has incurred no out-of-pocket expenses in connection with the IT Litigation. The Company believes that the Partnership's assets consist primarily of the IT Litigation, certain intellectual property assets and cash assets of approximately $75,000, with liabilities (primarily contingent on a recovery in the IT Litigation) totaling approximately
$731,500. Based upon the opinion of the Company's counsel of record in the IT Litigation, the Company believes that the counterclaims are without merit. However, the Company may be liable in the event that a judgment is rendered against the Company on the counterclaims, and the assets of the Partnership may not be sufficient to provide full indemnification.

ITEM 2.  CHANGE IN SECURITIES.

     COMMON STOCK. During the three months ended March 31, 1997 the Company sold the following shares of Common Stock which were not registered under the Securities Act:

DATE                NUMBER OF SHARES   SOLD TO          TOTAL OFFERING PRICE
----                ----------------   -------           -------------------
January 10, 1997         13,824        Warrant Holder           $750
February 14, 1997        13,824        Warrant Holder           $750

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

     Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, into shares of Common Stock at a conversion price of $1.24. The $1.24 represents a discount of 15% to the average closing bid price of the Common Stock for the twenty (20) consecutive trading days immediately preceding the final closing. The 15% discount has been reflected in the Company's consolidated statement of operations as a dividend to Series A Preferred Stock of $540,529. The Series A Preferred Stock has a reset mechanism which provides that the conversion price is subject to adjustment on May 9, 1998 (the "Reset Date"), if the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the Reset Date (the "Reset Trading Price") is less than 130% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable conversion price will be reduced to the greater of
(i) the Reset Trading Price divided by 1.3 and (ii) 50% of the then applicable conversion price. The conversion price is also subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the conversion price in effect on the date of sale or issuance, or (ii) the market price of the Common Stock as of the date of the sale or issuance. Upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding the conversion price is subject to adjustment.

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

     Placed with accredited investors, the securities have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. The Company agreed to file, no later than July 8, 1997, a registration statement under the Securities Act to permit resales of the Common Stock issuable upon conversion of the Series A Preferred Stock. The Company is in the process of preparing such registration statement and intends to file it as soon as practicable.

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

                               SIGNATURES
                               ----------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Palatin Technologies, Inc.
                                              (Registrant)


                                              /s/ Edward J. Quilty
Date: July 17, 1997                           ---------------------------
                                              Edward J. Quilty
                                              Chairman of the Board, President
                                              and Chief Executive Officer


                                              /s/ John J. McDonough
Date: July 17, 1997                           ---------------------------
                                              John J. McDonough
                                              Vice President and Chief
                                              Financial Officer (Principal
                                              Financial and Accounting
                                              Officer)