Form 10QSB/A
period 1996-12-31
PALATIN TECHNOLOGIES INC
filed 1997-09-12
CIK 911216

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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



================================================================================

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

                                       Palatin Technologies, Inc.
                                       (Registrant)



Date: September 12, 1997                /s/ John J. McDonough
                                        ---------------------
                                        John J. McDonough
                                        Vice President and Chief
                                        Financial Officer (principal
                                        financial and accounting officer)