Form 10KSB
period 1997-06-30
PALATIN TECHNOLOGIES INC
filed 1997-09-26
CIK 911216

--------------------------------------------------------------------------------



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-22686

                      ------------------------------------



                           PALATIN TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

               Delaware                               95-4078884
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

    214 Carnegie Center - Suite 100
        Princeton, New Jersey                           08540
(Address of principal executive offices)              (Zip Code)

                    Issuer's telephone number: (609) 520-1911

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. |_|

The issuer's revenues for the period ended June 30, 1997 were $722,357.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 23, 1997, was $16,903,608.

As of September 23, 1997, 3,041,111 shares of the registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes __    No X

--------------------------------------------------------------------------------


                                                     Table of Contents

                                                          PART I                                                      Page

Item  1.          Description of Business..........................................................................      1

Item  2.          Description of Property............................................................................   25

Item  3.          Legal Proceedings.................................................................................    25

Item  4.          Submission of Matters to a Vote of Security Holders...............................................    26


                                                          PART II

Item  5.          Market for Common Equity and Related Stockholder Matters..........................................    27

Item  6.          Management's Discussion and Analysis
                  of Financial Condition and Results of Operations..................................................    30

Item  7.          Financial Statements...............................................................................   33

Item  8.          Changes In and Disagreements with Accountants
                  on Accounting and Financial Disclosure.............................................................   34


                                                         PART III

Item  9.          Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act..................................................   34

Item 10.          Executive Compensation.............................................................................   37

Item 11.          Security Ownership of Certain Beneficial Owners and Management.....................................   42

Item 12.          Certain Relationships and Related Transactions.....................................................   48

Item 13.          Exhibits and Reports on Form 8-K...................................................................   49

Signatures        ...................................................................................................   54


         Unless the context otherwise requires,(i) all references to the "Company" or "Palatin" include Palatin Technologies, Inc. and its wholly-owned subsidiary, RhoMed Incorporated ("RhoMed"), (ii) all references to the Company's activities, results of operations and financial condition prior to June 25, 1996 relate to RhoMed and (iii) all references to the Company's common stock, $.01 par value (the "Common Stock") are to the Company's Common Stock after giving effect to the 1-for-10 reverse split of the Common Stock effected on July 19, 1996 and the 1-for-4 reverse split of the Common Stock effected on September 5, 1997. See Item 1 and Item 4 in this Annual Report on Form 10-KSB (this "Report").

         Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; competition; material costs and availability; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in this Report, statements  that are not  statements  of  historical  fact may be  deemed  to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         The Company is a development-stage biopharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. The Company concentrates its activities in two technology areas, each of which the Company believes may be used to develop products with potential diagnostic and therapeutic applications. These technologies involve the Company's (i) patent-pending Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology") and (ii) patented and patent-pending direct radiolabeling technology.

         The Company believes that the MIDAS technology represents a platform technology which may enable the design and synthesis of novel peptide analogs or mimics. Further, the Company believes that its MIDAS technology may provide the Company with the flexibility to generate its own pharmaceutical products, and the ability to target and complement existing product portfolios and technological bases of other companies. The Company intends to seek to enter into collaborative arrangements to assist in development, manufacturing and marketing of certain proposed products utilizing the MIDAS technology. The Company has entered into a license option agreement as to certain proposed products based on MIDAS technology. See "MIDAS Technology" in this Item 1.

         The Company is developing two proposed products incorporating its direct radiolabeling technology, (i) LeuTech(TM), an infection and inflammation imaging product, and (ii) PT-5, a radiotherapeutic peptide somatostatin analog for cancer therapy. The Company is devoting substantial efforts and resources to the development of LeuTech, which the Company believes will be its first proposed product to enter Company-sponsored clinical trials. The Company anticipates seeking one or more marketing partners for LeuTech prior to product approval. See "Direct Radiolabeling Technology" in this Item 1.

         The Company is at an early stage of development and has not yet completed the development of any products based on either its MIDAS technology or its direct radiolabeling technology. Accordingly, the Company has not begun to market or generate revenues from the commercialization of any such products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. The Company's technologies and products under development will require significant time-consuming and costly research, development, pre-clinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will exhibit the expected biological results in humans, will prove to be safe and efficacious in clinical trials or will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of any of the Company's products. There can be no assurance that the Company will be successful in entering into strategic alliances or collaborative arrangements on commercially reasonable terms, if at all, or that such arrangements will be successful, or that the parties with which the Company will establish arrangements will perform their obligations under such arrangements. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address successfully such problems and delays would have a material adverse effect on the Company. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products.

MIDAS TECHNOLOGY

         Role and Function of Peptides. Peptides, short chains of amino acids, play important roles in regulating a variety of biological functions. Natural peptides function by conforming or bending to fit specific molecules on cell surfaces, called receptors, thereby signaling the cell to initiate a biological activity. Some important biological functions that are affected in this manner include overall growth and behavior, inflammatory responses, immune responses and wound healing.

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

         Introduction to MIDAS Technology. The Company believes that its patent-pending MIDAS technology can be used to rationally design and produce receptor-specific drugs. Using MIDAS, highly stable metallopeptide complexes are formed, in which the metal ion locks or constrains the peptide into a specific conformation. By designing MIDAS peptides to mimic the conformation required for a specific receptor, a stable, receptor-specific drug, with high affinity and enhanced biological activity, can be made. Radiopharmaceutical products, which may be diagnostic or therapeutic, may be developed using radioactive metal ions in MIDAS peptides. Non-radioactive metal ions may be used in the development of biopharmaceutical MIDAS peptides.

         The Company is engaged in research and development on a number of product opportunities for its MIDAS technology, including use as a thrombosis imaging agent, an infection imaging agent and an immunostimulatory agent. No prediction can be made, however, as to when or whether the areas in which there are ongoing MIDAS technology research projects will yield scientific discoveries, or whether such research projects will lead to commercial products

         Research Projects. Certain pre-clinical work on development of MIDAS-based products has been supported, in part, by three Phase I grants for $100,000, $93,948 and $94,970 under the Small Business Innovative Research ("SBIR") program awarded to the Company by the National Institutes of Health of the Department of Health and Human Services ("NIH"). The Company intends to apply for Phase II SBIR grants, each in an amount of up to $750,000, although there can be no assurance that any Phase II grant will be awarded.

         Other Potential Opportunities. The Company is evaluating a number of product opportunities for its MIDAS technology, and believes that this technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company intends to expand research and development of MIDAS technology applications primarily through strategic alliances with other entities. No assurances can be made regarding the establishment or the timing of such alliances, and the failure to establish such alliances on a timely basis could limit the Company's ability to develop MIDAS technology and could have a material adverse effect on the Company. The Company expects to devote resources to expand research and development of MIDAS technology to the extent funding is available.

         Option Agreement with Nihon. The Company entered into a License Option Agreement (the "Option Agreement") with Nihon Medi-Physics Ltd. ("Nihon"), a Japanese developer and manufacturer of radiopharmaceutical drugs, pursuant to which the Company received an initial payment of $1,000,000 before Japanese withholding taxes of $100,000. Pursuant to the Option Agreement (i) Nihon has an option to exclusively license certain jointly developed radiopharmaceutical diagnostic products based on the Company's MIDAS technology and (ii) Nihon can maintain its option by making certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license agreement at any time upon notice and payment of additional monies to the Company. There can be no assurance that future payments provided for in the Option Agreement will be made, that the Company and Nihon will ever enter into a definitive license agreement, or that a definitive strategic alliance between the Company and Nihon will result in the development or commercialization of any product. In the event that Nihon gives notice of its right to negotiate a license agreement, and the parties cannot agree on terms of such license agreement, the Company may be required to repay $550,000 to Nihon. Failure to enter into a definitive license agreement, or being required to repay certain monies to Nihon, may have a material adverse effect on the Company. See Item 6.

DIRECT RADIOLABELING TECHNOLOGY

         The Company has developed and patented radiolabeling technologies for the direct radiolabeling of antibodies, peptides and other proteins with diagnostic and therapeutic radioisotopes.

         LeuTech Diagnostic Imaging Product. LeuTech, a proposed product under development that utilizes direct radiolabeling technology, is a murine (or mouse) monoclonal antibody-based product designed to be labeled with the diagnostic radioisotope technetium-99m. When labeled with technetium-99m, LeuTech is intended to be used for diagnosis of infections, occult abscesses, sites of inflammatory disease and other conditions involving high concentrations of white blood cells.

         The Company believes that LeuTech can be used for the rapid diagnosis of a variety of difficult to diagnose infections and occult abscesses. Occult abscesses are hidden infections that are generally characterized as being highly localized. Examples of typical occult abscesses include infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract abscesses, as well as bone, prosthetic and other abscesses. In a typical abscess, as in most infections, large numbers of white blood cells congre gate at the site of the infection. Thus, if the location of concentrations of white blood cells is known, the site of the infection is also known. It is crucial in the diagnosis and treatment of occult abscesses that the location of the infection be determined, as location will frequently determine the type of therapy which is appropriate.

         The most specific procedure currently available for nuclear medicine imaging of sites of infection involves removal of blood from the patient, isolating white blood cells from the patient's blood, radiolabeling the white blood cells and injecting the radiolabeled white blood cells back into the patient. The radiolabeled white blood cells then localize at the site of the infection, and can be detected using nuclear medicine diagnostic equipment. This procedure is expensive, involves risks to patients and technicians associated with blood handling, is difficult to perform and generally takes at least twelve hours.

         LeuTech has been formulated as a lyophilized, or freeze-dried, kit containing the modified antibody and reagents required for the radiolabeling process. Prior to use, LeuTech will be labeled with technetium-99m by a radiopharmacy or by a hospital's nuclear medicine department. LeuTech is designed to bind, in the body, to white blood cells already present at the site of the infection or circulating in the blood stream. Therefore, LeuTech does not require handling or processing of patient blood.

         Preliminary    clinical   trials   have   been   conducted   under   an
Investigational New Drug Application ("IND") held in the name of an investigator, using purified antibody or kits provided by the Company. Forty patient studies have been completed at UCLA/Harbor Medical Center in Los Angeles, with images obtained in a variety of diseases, including acute and suspected appendicitis, pulmonary infections and other abdominal infections. In seven cases satisfactory images were not obtained, due primarily to labeling or product formulation failures with early kit formulations. In some cases, diagnostic images have been obtained within five minutes of administration of LeuTech, and in all cases in which a definitive diagnosis could be made, diagnostic images have been obtained within 90 minutes. An additional seventeen patient studies were completed in Germany at the University of Gottingen, using kits manufactured by a third party to the Company's specifications, with images obtained in osteomyelitis and soft tissue infections.

         The Company has entered into an exclusive license agreement with The Wistar Institute of Anatomy and Biology ("Wistar Institute") to use the antibody and cell line used for LeuTech for a defined field of use. Failure to meet the performance criteria for any reason or any other event of default under the license agreement leading to termination of the license agreement with Wistar Institute would have a material adverse effect on the Company. While the Company has negotiated a long-term contractual arrangement for the manufacture of the purified antibody necessary for LeuTech, there can be no assurance that such contractor will be able to successfully manufacture purified antibody for LeuTech on a sustained basis, that such contractor will remain in the contract manufacturing business for the time required by the Company, or that the Company will be able to enter into such contractual arrangements as to other steps and components required to manufacture LeuTech. To date, the Company has only manufactured LeuTech in lots preparatory to initiating clinical trial use, and has not determined whether commercial quantities of LeuTech in conformity with these standards can be manufactured on a sustained basis at an acceptable cost. Such manufacture must be done under good manufacturing practices ("GMP") requirements prescribed by the United States Food and Drug Administration ("FDA") and other agencies. Certain steps in the manufacture of LeuTech, including contract manufacture of purified antibody, vialing and lyophilization, have been done under GMP.

         The Company intends to file an IND application on LeuTech to initiate clinical trials on one or more selected indications in the second half of 1997, and to complete Phase III clinical trials and file regulatory applications to market with the FDA in the second half of 1998. There can be no assurance that the Company's LeuTech development program will be successful, that the FDA will permit the Company's planned clinical trials to proceed, that LeuTech will prove to be safe and efficacious in clinical trials, that LeuTech can be manufactured in commercially required quantities on a sustained basis at an acceptable price, that LeuTech will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of LeuTech. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of LeuTech.

         PT-5 Cancer Therapeutic Product. PT-5 is a rhenium-labeled somatostatin peptide analog being developed by the Company which is intended to treat cancers by regional delivery of tumor cell-targeted radiotherapy. PT-5 binds to somatostatin receptors. Somatostatin is a natural peptide hormone involved in the regulation of cell growth and differentiation, and somatostatin receptors are over-expressed on a wide variety of cancers. PT-5 is intended to target such cancers and deliver a therapeutic dose of rhenium-188, a radioisotope which emits high energy beta radiation, to the cancer.

         The Company has developed a reproducible, easy to use, and high efficiency direct radiolabeling method for PT-5; developed a lyophilized final product formulation; conducted biodistribution studies of PT-5 in normal animals using several different routes of administration, including intravenous and intra-cavity administration; conducted biodistribution studies of PT-5 in tumor-bearing animals; and demonstrated that PT-5 has a specific therapeutic effect in animal models of three different human tumors -- lung, prostate and breast cancers.

         The Company believes PT-5 may have applications for local or regional administration to any compartmentalized cancer which is somatostatin-receptor positive. The cancer must be compartmentalized in order for local or regional administration to work and must express somatostatin receptors in reasonably high levels in order to obtain the targeting benefits of PT-5. Expression of somatostatin receptors varies by type of cancer. However, until clinical trials are completed, specific clinical utility and applications, if any, cannot be determined.

         The Company is working with researchers at the University of Bonn in Germany to initiate clinical trials of patients with bronchial cancer metastatic to the pleural cavity. PT-5 will be administered by infusion directly into the pleural cavity. This trial is primarily designed to obtain safety and dose response data, and secondarily to obtain evidence of efficacy, including tumor stasis or regression and improvement in cancer-associated biological markers.

         PT-5 requires a source of radioactive rhenium, preferably rhenium-188. This isotope can be produced by a variety of methods, including a generator system; however, clinical grade radioactive rhenium is not currently available in the United States. The Company is aware of an experimental generator system developed in the United States by Oak Ridge National Laboratory, and an additional experimental generator system available in Europe. The Company does not intend to seek to commercialize any source of radioactive rhenium, but is aware of other companies seeking to commercialize radioactive rhenium. There can be no assurance that, regardless of the status of product development by the Company, any acceptable form of radioactive rhenium will ever be commercially available in the United States or other countries at acceptable prices, if at all, in which event the Company may never be able to develop or commercialize PT-5.

         The Company is discussing entering into a collaborative arrangement with a third party to use a specific somatostatin analog for PT-5, and both parties are waiting to evaluate the results of preliminary clinical trials. There can be no assurance that the Company will be able to conclude a collaborative arrangement on acceptable terms, if at all. If the Company cannot conclude such arrangement, the Company will either abandon PT-5 development or seek to develop a substitute using MIDAS technology. There can be no assurance that the Company will be able to enter into an arrangement with another party on acceptable terms if at all, or will be able to develop a substitute using MIDAS technology in a reasonable period of time, or at all. There can be no assurance that the Company's PT-5 development program will be successful, that PT-5 will exhibit the expected biological results in humans, that PT-5 will prove to be safe and efficacious in clinical trials, that the Company will obtain the required regulatory approvals for PT-5, or that the Company or its collaborators will be successful in obtaining market acceptance of PT-5. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of PT-5.

RHOCHEK PRODUCT

         The Company had manufactured and marketed, under the trade name RhoChek, a quality control test product for measuring the immunoreactive fraction of radiolabeled antibodies specific to certain cancer antigens. Due to insufficient sales, the Company discontinued product sales of RhoChek in the fiscal year ended June 30, 1997. See Item 6.

MARKETS FOR PRODUCTS

         The Company's proposed products and technologies are intended to be utilized in two distinct pharmaceutical markets. One market, intended to be addressed by LeuTech, PT-5 and certain proposed products resulting from the Company's MIDAS technology, is the radiopharmaceutical market. The other market, intended to be addressed by other proposed products resulting from MIDAS technology, is the larger biopharmaceutical market.

         The radiopharmaceutical market involves both diagnostic imaging and therapeutic applications. For imaging, trace amounts of a radioisotope bound to a radiopharmaceutical drug are injected into a patient and detected with nuclear medicine diagnostic equipment, generally a gamma camera. For therapy, radioisotopes which emit radiation lethal to cancer cells are employed.

         The Company believes that proposed products resulting from its MIDAS technology can be used for a variety of biopharmaceutical applications where non-radioactive but receptor-specific drugs are desired. The Company believes the MIDAS technology may be applicable to a number of disease states, including immune disorders, cancer, and cardiac therapy. There are a limited number of receptor-specific, peptide-based drugs commercially available, but none which employ a metallopeptide. There can be no assurance that MIDAS technology will result in the development of any such drugs.

RESEARCH AND DEVELOPMENT EXPENDITURES

         In the fiscal year ended June 30, 1997 and the ten months ended June 30, 1996 the Company spent $3,409,983 and $869,896, respectively, on research and development activities.

GRANTS AND COLLABORATIVE RESEARCH

         The Company applies for grants with the NIH and other federally-funded agencies ("Research Grants") to develop its products and technologies. Since inception, the Company has been awarded over $2.8 million in peer-reviewed Research Grants. During the fiscal year ended June 30, 1997, the Company had four active Phase I SBIR Research Grants. Generally, the maximum amount of a Phase I SBIR Research Grant is $100,000, and the maximum amount of a Phase II SBIR Research Grant is $750,000. There can be no assurance that any additional Research Grants will be awarded.

         The Company has, where scientifically or technologically merited, actively solicited Cooperative Research and Development Agreements ("CRADA") with agencies of the federal government, involving collaborative development activities with the Company. The Company currently has no active CRADAs, but has completed CRADAs with Los Alamos National Laboratory, Brookhaven National Laboratory, Oak Ridge National Laboratory and Sandia National Laboratory, relating primarily to radiopharmaceutical drug development, including PT-5, and animal studies of proposed radiopharmaceutical products.

COMPETITION

         The biopharmaceutical and radiopharmaceutical industries are highly competitive. In the biopharmaceutical industry, there are a number of companies developing peptide-based drugs, including companies exploring a number of different approaches to making conformationally-constrained short peptides for use as therapeutic drugs. In the radiopharmaceutical industry, there are several companies devoted to development and commercialization of monoclonal antibody-based products and peptide-based products. The Company is likely to encounter significant competition with respect to its proposed products currently under development. Many of the Company's competitors which are engaged in the biopharmaceutical field, and in particular the development of peptide-based products, have substantially greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Many of the Company's competitors which are engaged in the radiopharmaceutical field, and in particular the development of antibody- and peptide-based products, have greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing products and underlying technologies more rapidly than the Company, and in developing products that are more effective and useful and are less costly than any that may be developed by the Company, and may also be more successful than the Company in manufacturing and marketing such products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through collaborative arrangements.

         The Company believes that the technological attributes of LeuTech, including the ease of preparation, rapidity of imaging, apparent targeting specificity and use of technetium-99m (the most widely available radioisotope) will enable the Company to compete effectively in this market. However, the Company is aware of at least one company developing an antibody-based product which may compete with LeuTech as to certain indications, which product is marketed in certain European countries and for which regulatory approval is pending in the United States. The Company is also aware of another company developing a peptide-based product which may also compete with LeuTech as to certain indications.

         The Company is aware of a number of companies developing technologies relating to the use of peptides as drugs, including a variety of different approaches to making conformationally-constrained short peptides.

         The Company is pursuing areas of product development in which there is the potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are safer or more effective than those of the Company's proposed products. Rapid technological change or developments by others may result in the Company's proposed products becoming obsolete or non-competitive.

PATENTS AND PROPRIETARY INFORMATION

         The Company aggressively seeks patent protection for its technology in the United States and, selectively, in those foreign countries where in the Company's judgment such protection is important to the development of the Company's business.

         The Company's patents and pending applications are directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; and to methods for making and using the foregoing in diagnostic and therapeutic applications. The Company owns or has rights to 16 U.S. patents, eight pending U.S. patent applications, four allowed U.S. patent applications and nine
counterpart   patents  and  eight  pending   applications  in  selected  foreign
countries.

         Certain of the patents and pending applications owned by the Company have been assigned to affiliates of Aberlyn Holding Co., Inc. (collectively "Aberlyn") to secure long-term financing but the Company has retained the exclusive right to practice these patents itself and to grant licenses under these patents to third parties. The Company is obligated to make monthly payments to Aberlyn in discharge of the Company's debt obligation of $91,695 per month through May 1, 1999. On completion of scheduled payments, all rights to the patents and pending applications will be assigned to the Company. In the event of default by the Company, Aberlyn has the right to require the Company to cease using the patents, and to sell or exclusively license the patents to other parties. The patents and pending applications pertain to LeuTech and PT-5. In addition, the Company has semi-exclusive rights in a basic United States patent relating to direct radiolabeling of antibodies, and its Canadian counterpart.

         Two of the Company's basic U.S. patents for direct radiolabeling of antibodies and other proteins were involved in a priority-of-invention contest (interference) in the U.S. Patent and Trademark Office with a patent application owned by a third party. This proceeding has been settled, and the Company's patents have emerged from reissue proceedings in which the scope of the Company's claims has been somewhat limited. The Company believes that the current claim scope will not materially adversely affect the Company's current product development plans, and is sufficient to protect the Company's underlying inventions.

         One of the Company's granted European patents (directed to selection of patient-specific antibody cocktails) is involved in an opposition proceeding at the European Patent Office. The Company has received a favorable first decision, but the opposing party has filed an appeal. The Company believes that the final outcome of this proceeding, even if adverse to the Company, will not have a material adverse effect on the Company's current product development plans.

         The Company's success will depend in substantial part on its ability to obtain patents, defend and enforce its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad.

         In general, the patent positions of companies relying upon biotechnology are highly uncertain in general and involve complex legal and factual questions. To date there has emerged no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents. There can thus be no assurance that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to the Company. There can be no assurance that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to the Company. In the United States, patent applications are maintained in secrecy until they issue as patents, and thus publications in the scientific literature lag behind actual discoveries. Scientific publications also generally appear after a patent application, if any, is filed. As a result of delayed publication, the Company cannot be certain that its scientists were the first to make inventions covered by its patents and patent applications.

         In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could result in the Company losing patent protection for the subject of the interference, subject the Company to significant liabilities to third parties and require the Company to obtain licenses from third parties at undetermined cost or to cease using the technology.

         While no patent that would be infringed by manufacture, use or sale of the Company's proposed products has come to the attention of the Company, the Company's proposed products are still in the development stage, and neither their formulations nor their method of manufacture is finalized. Moreover, patents, the claims of which would be infringed by the Company's commercial activities, might not have yet been issued. There can thus be no assurance that the manufacture, use or sale of the Company's proposed products will not infringe patent rights of others. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or is not able to have them declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

         The Company relies substantially in its product development activities on certain technologies which are neither patentable nor proprietary and are therefore potentially available to the Company's competitors. The Company also relies on certain proprietary technologies (trade secrets and know-how) which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company.

         Certain of the Company's patents are directed to inventions developed within the Company or within academic institutions from which the Company earlier acquired rights to such patents with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects as required by law or agreements with the funding agency.

         Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication of pending patent applications, modifications of the patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law or what form new laws may take. Accordingly, the effect of legislative change on the Company's intellectual property estate is uncertain.

GOVERNMENTAL REGULATION

         The manufacture and marketing of the Company's proposed products requires approval of the FDA and comparable agencies in foreign countries and state regulatory authorities. The FDA has established regulations and guidances which apply, among other things, to the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising, promotion and marketing of the Company's proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the FDA to approve marketing applications and criminal prosecution.

         In most cases, there is a substantial period of time between conception of a proposed product and its approval for commercial sale. Determining product formulation and manufacturing can take a number of years to complete, as can pre-clinical studies. Clinical trials and related studies can also take a number of years to complete. The period between the date of submission of an application for approval to market and the date of approval by the FDA has averaged two to four years for diagnostic imaging products, although the approval process may take longer. The length of time of the approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the proposed product will make in improving the treatment of the disease in question and the workload at the FDA. There can be no assurance that any of the Company's proposed products will successfully proceed through the approval process or that any of the proposed products will be approved in any specific period of time. Depending upon marketing and distribution plans and arrangements for a particular product, the Company may require additional time before a proposed product can be made available for commercial sale, if at all.

         The steps required before pharmaceutical products can be produced and marketed usually include pre-clinical non-human studies, the filing of an IND application, clinical trials and the filing and approval of a Biologics License Application ("BLA") for products classified as "biologics" or filing and approval of a New Drug Application ("NDA") for drug products. LeuTech is subject to the requirement of a BLA, while PT-5 and proposed products based on the Company's MIDAS technology are subject to the requirement of a NDA.

         Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's effectiveness and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans. The clinical testing program required for a new biological or pharmaceutical product typically involves three sequential phases, but the phases may overlap. In the initial clinical evaluation, Phase I, the product is tested for safety, dosage tolerance, distribution, excretion and pharmacodynamics. Phase II involves studies in a limited patient populations to evaluate the effectiveness of the product for a particular indication, to refine optimal dosage and schedules of administration, and to identify possible side effects and risks. For diagnostic imaging agents, such as LeuTech, typically the smallest quantity of product producing satisfactory images will be employed. For therapeutic products the side effects and risks of increased doses must be balanced against increased therapeutic benefits. For radiolabeled therapeutic products, such as PT-5, the radiation dose to critical organs provides an upper limit to the dosage. When a product appears to be effective in Phase II trials, it is then evaluated in Phase III clinical trials. Phase III trials consist of additional testing for effectiveness and safety with an expanded patient group, usually at multiple test sites. Therapeutic products are often compared to standard treatments, if such treatments exist, to determine relative effectiveness in randomized trials.

         When Phase III studies are complete, the results of the pre-clinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of either a BLA or a NDA. Both the BLA and NDA involve considerable data collection, verification and analysis, the preparation of summaries of the production and testing processes, pre-clinical studies and clinical trials. The FDA must approve the BLA or NDA, as applicable, before the product may be marketed. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its market potential.

         In addition to obtaining either BLA or NDA approval from the FDA for any of the Company's proposed products, if the proposed product is manufactured in the United States the drug manufacturing establishment must be registered with, and inspected by, the FDA. Such drug manufacturing establishments are subject to biennial inspections by the FDA, and must comply with GMP regulations enforced by the FDA. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Components of LeuTech are manufactured by contract manufacturing establishments both in the United States and in foreign countries, and the Company anticipates that PT-5 will be manufactured by contract manufacturing establishments. The Company is dependent on such contract manufacturing establishments for, and will have only limited control over, the commercial manufacturing of its proposed products in compliance with FDA and other regulatory requirements.

         The Company has very limited experience in conducting clinical trials. Clinical trials are conducted in accordance with FDA regulations covering protection of human subjects and clinical practice protocols detailing the objectives of the study, parameters for monitoring safety and criteria for determining effectiveness. The Company will either need to rely on third parties to design and administer required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and administer clinical trials or that the Company will have the resources to hire personnel to administer clinical trials.

         No proposed product being evaluated by the Company has been submitted for approval or approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be approved for marketing or that the Company will be able to obtain the labeling claims desired for its proposed products. The Company is and will continue to be dependent upon laboratories and medical institutions conducting its pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices consistent with FDA regulations. Data obtained from pre-clinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries.

         There can be no assurance that FDA or other regulatory approval for any proposed products developed by the Company will be granted on a timely basis, or at all. Delay in obtaining or failure to obtain such regulatory approvals will have a material adverse effect on the Company.

MANUFACTURING AND MARKETING

         To be successful, the Company's products must be manufactured in commercial quantities under GMP requirements prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any pharmaceutical products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. The Company has no experience in commercial pharmaceutical manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. While the Company has entered into manufacturing arrangements as to certain portions of the manufacture of LeuTech under GMP, there can be no assurance that the contract manufacturer will perform as agreed or will remain in the contract manufacturing business for the time required by the Company, or that the Company will be able to enter into such manufacturing arrangements as to remaining portions of the manufacture of LeuTech. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements as to its other proposed products on acceptable terms, if at all.

         LeuTech requires purified monoclonal antibody, made from a specific parent cell line. There are, on a global basis, a limited number of contract manufacturers capable of producing purified monoclonal antibodies. The Company has entered into manufacturing arrangements with third-party contract manufacturers for GMP production and purification of the monoclonal antibody required for LeuTech and for GMP vialing and lyophilization of LeuTech.

         Proposed products resulting from MIDAS technology and PT-5 are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. The Company currently contracts with third-party manufacturers for the production of peptides and anticipates doing so in the future.

         PT-5 requires a source of radioactive rhenium in order to be commercialized. There can be no assurance that, regardless of the status of product development by the Company, any acceptable form of radioactive rhenium will ever be commercially available in the United States or other countries. See "Direct Radiolabeling Technology -- PT-5 Cancer Therapeutic Product" in this
Item 1.

         The Company intends to package and ship its radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product would be radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. The Company does not intend to sell or distribute any radioactive substance.

         The Company has limited experience in marketing, including distribution and sales, of pharmaceutical products, and will have to develop a sales force and/or rely on its collaborators, licensees or arrangements with others to provide for the marketing, distribution and sales of its products. If the Company determines to rely on collaborators, licensees or arrangements with others for the marketing, distribution and sales of its proposed products, the Company will be dependent on such collaborators and others for, and will have only limited control over, marketing, distribution and sales of its proposed products.

         Successful sales of the Company's proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that use of a product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and there is no assurance that third-party reimbursement will be available for the Company's proposed products, or that such reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for the Company's products would adversely affect the market acceptance of these products and would also have a material adverse effect on the Company. Further, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available for the Company's proposed products under any other reimbursement system.

PRODUCT LIABILITY AND INSURANCE

         The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of proposed pharmaceutical products to be developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of proposed products developed by the Company in clinical trials and the subsequent sale of such proposed products is likely to cause the Company to bear all or a portion of those risks. Such litigation claims could have a material adverse effect on the Company. The Company has liability insurance providing up to $1,000,000 coverage per occurrence and in the aggregate as to certain clinical trial risks, and will seek to obtain additional product liability insurance before the commercialization of its products. There can be no assurance, however, that insurance will be available to the Company on acceptable terms, if at all, or that such coverage once obtained would be adequate to protect the Company against future claims or that a medical malpractice or other claim would not materially and adversely affect the Company. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims. In addition, products such as those proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company.

EMPLOYEES

         As of June 30, 1997, the Company employed 16 persons full time, of whom 11 were engaged in research and development activities and 5 were engaged in administration and management. Of the Company's employees, 4 hold Ph.D. degrees. The Company, from time to time, hires scientific consultants to work on certain of its research and development programs. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

         None of the Company's employees is covered by a collective bargaining agreement. The Company's employees have executed confidentiality agreements. The Company considers relations with its employees to be good.

          The Company relies, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of manufacturing, regulatory approval and clinical management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company.

HISTORY AND MERGER

          General. The Company was incorporated under the laws of the State of Delaware on November 21, 1986. From November 4, 1993, when the Company, then named Interfilm, acquired Interfilm

Technologies, Inc., a New York corporation, through May 9, 1995, Interfilm was primarily engaged in the business of exploiting the rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. Interfilm consummated an initial public offering on October 28, 1993, and on May 10, 1995, the Board of Directors of Interfilm decided to substantially curtail the operations of Interfilm and its subsidiaries. Interfilm conducted no business activities from May 10, 1995 until June 25, 1996.

         Merger with RhoMed. On June 25, 1996, a newly formed, wholly-owned subsidiary of Interfilm, Interfilm Acquisition Corporation, a New Mexico corporation, merged with and into RhoMed, a New Mexico corporation, and all of RhoMed's outstanding equity securities were ultimately exchanged for equity securities of the Company (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Securities" as hereafter defined) receiving an aggregate of an approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Securities"), including without limitation, any rights underlying RhoMed's qualified and nonqualified stock option plans, were automatically converted into rights to receive, upon exercise, Common Stock, in the same manner in which shares of RhoMed common stock were converted. Since the former stockholders of RhoMed acquired, by reason of the Merger, more than a 50% controlling interest in the Company, the Merger has been treated, for accounting purposes, as a reverse acquisition. Consequently, the historical financial statements of the Company prior to June 25, 1996, are those of RhoMed.

         In connection with the Merger, certain pre-Merger assets and liabilities of the Company and one of its wholly-owned subsidiaries, consisting principally of certain intellectual property and litigation claims, were transferred to an unaffiliated limited liability partnership for the benefit of the Company's pre-Merger stockholders as of a record date of June 21, 1996. See
Item 3.

         On July 19, 1996, the Company filed an amendment to its Restated Certificate of Incorporation, as amended ("Certificate of Incorporation"), which
(i) effected the change of name of the Company from Interfilm, Inc. to Palatin Technologies, Inc., (ii) increased the total number of authorized shares of the Company's Common Stock from 10,000,000 to 25,000,000 and (iii) effected a 1-for-10 reverse split of the Common Stock (the "Charter Amendment").

         Reverse Stock Split and Increase in Authorized Capital. On September 5, 1997, the Company filed an amendment to its Certificate of Incorporation, which
(i) increased the total number of authorized shares of the Company's Common Stock from 25,000,000 to 75,000,000 and the total number of authorized shares of the Company's preferred stock from 2,000,000 to 10,000,000 and (ii) effected a 1-for-4 reverse split of the Common Stock (the "Second Charter Amendment").

         As a result of the Merger, Charter Amendment and Second Charter Amendment, each share of RhoMed preferred stock was converted into approximately
 .1167 shares of Common Stock, and each share of RhoMed common stock was converted into approximately .0461 shares of Common Stock.

IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

         The following important factors, among others, could cause the Company's actual results, performance or achievements, or industry results, to differ materially from those expressed in the Company's forward-looking statements in this Report and presented elsewhere by management from time to time.

         Early Stage of Development; Uncertainty of Product Development; Technological Uncertainty. The Company is at an early stage of development and has not yet completed the development of any products based on either its MIDAS technology or its direct radiolabeling technology. Accordingly, the Company has not begun to market or generate revenues from the commercialization of any such products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. The Company's technologies and products under development will require significant time-consuming and costly research, development, preclinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will exhibit the expected biological results in humans, that its products will prove to be safe and efficacious, that its products will obtain the required regulatory approvals, demonstrate substantial therapeutic or diagnostic benefit, be commercialized on a timely basis, experience no design or manufacturing problems, be manufactured on a large scale, or be economical to market, or that the Company or its collaborators will be successful in obtaining market acceptance of any of the Company's products or generate sufficient revenue to support research and development programs. There can be no assurance that the Company will be successful in entering into strategic alliances or collaborative arrangements on commercially reasonable terms, if at all, that such arrangements will be successful, or that the parties with which the Company will establish arrangements will perform their obligations under such arrangements. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to successfully address such problems and delays would have a material adverse effect on the Company. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products. See this Item 1 and Item 6.

         History of Operating Losses and Accumulated Deficit. The Company has incurred net operating losses since its inception (January 28, 1986) and, as of June 30, 1997, had an accumulated deficit of approximately $13.4 million, which has increased to date. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands its research and development activities relating to its MIDAS technology and its direct radiolabeling technology. To achieve profitability, the Company, alone or with others, must successfully develop its technologies and products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture, introduce and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See Item 6.

         Need for Additional Financing and Access to Capital. The Company has incurred negative cash flow from operations since its inception. The Company has expended, and will continue to expend in the future, if available, substantial funds to continue its research and development programs, including preclinical studies and clinical trials, to seek regulatory approval of its products, to develop manufacturing and marketing capabilities, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. Further, the Company has significant long-term debt that is due and payable during the fiscal years ending June 30, 1998 and 1999. The Company expects that its existing capital resources will be adequate to make scheduled debt payments and to fund its operations through June 1998. No assurance can be given that there will be no events affecting the Company's operations that would deplete available resources significantly before such time. The Company's future capital requirements depend on many factors, including continued progress in its research and development activities, progress with preclinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up and effective marketing activities and collaborative or other arrangements. The Company will seek to obtain additional funds through public or private financings, including equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed, if at all, or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research or development activities, its manufacturing and marketing efforts, or require the Company to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If adequate funds are not available, there will be a material and adverse effect on the Company. See Item 6.

         Patents and Proprietary Rights, No Assurance of Enforceability or Significant Competitive Advantage. In general, the patent positions of companies relying upon biotechnology are highly uncertain and involve complex legal and factual questions. To date, there has emerged no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents. There can be no assurance that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to the Company. There can be no assurance that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to the Company. In the United States, patent applications are maintained in secrecy until they issue as patents, and thus publications in the patent literature lag behind actual discoveries. Scientific publications also generally appear after a patent application, if any, is filed. As a result of delayed publication, the Company cannot be certain that its scientists were the first to make inventions covered by its patents and patent applications.

         In the event another party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could result in the Company losing patent protection for the subject of the interference, subject the Company to significant liabilities to third parties and require the Company to obtain license rights from third parties at undetermined cost or to cease using the technology.

         While no valid patent that would be infringed by manufacture, use or sale of the Company's proposed products has come to the attention of the Company, the Company's proposed products are still in the development stage, and neither their formulations nor their method of manufacture is finalized. Moreover, patents the claims of which would be infringed by the Company's commercial activities may not have issued as yet. There can thus be no assurance that the manufacture, use or sale of the Company's proposed products will not infringe patent rights of others. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or is not able to have them declared invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

         The Company relies substantially in its product development activities on certain technologies which are neither patentable nor proprietary and are therefore potentially available to the Company's competitors. The Company also relies on certain proprietary technologies (trade secrets and know-how) which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants or collaborators develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company.

         Certain of the Company's patents are directed to inventions developed with funds from United States government agencies or within academic institutions from which the Company earlier acquired rights to such patents. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects as required by law or agreements with the funding agency.

         Several bills affecting patent rights have been introduced in the United States Congress. These bills address various aspects of patent law, including publication of pending patent applications, modification of the patent term, re-examination, subject matter and enforceability. It is not certain whether any of these bills will be enacted into law and whether, as enacted, they would affect the scope, validity and enforceability of the Company's patents.  Accordingly,  the  effect  of  legislative  change  on  the  Company's intellectual property estate is uncertain. See "Patents and Proprietary Information" in this Item 1.

         Uncertainty of Development of MIDAS Technology. The Company is engaged in research and development on a number of product opportunities for its MIDAS technology, including use as a thrombosis imaging agent, an infection imaging agent and an immunostimulatory agent, and believes that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company intends to expand research and development of MIDAS technology applications primarily through strategic alliances with other entities. No assurances can be made regarding the establishment or the timing of such alliances, and the failure to establish such alliances on a timely basis could limit the Company's ability to develop MIDAS technology and could have a material adverse effect on the Company. The Company expects to devote resources to expand research and development of

MIDAS technology to the extent funding is available. No prediction can be made, however, as to when or whether the areas in which there are ongoing MIDAS technology research projects will yield scientific discoveries, or whether such research projects will lead to commercial products. See "MIDAS Technology" in this Item 1.

         While the Company has entered into the Option Agreement with Nihon, pursuant to which Nihon has an option to exclusively license certain products based on the Company's MIDAS technology, there can be no assurance that future payments provided for in the Option Agreement will be made, that the Company and Nihon will ever enter into a definitive license agreement, or that a definitive strategic alliance between the Company and Nihon will result in the development or commercialization of any product. In the event that Nihon gives notice of its right to negotiate a license agreement, and the parties cannot agree on terms of such license agreement, the Company will be required to repay certain monies to Nihon. Failure to enter into a definitive license agreement, or being required to repay certain monies to Nihon, may have a material adverse effect on the Company. See Item 6.

         Uncertainty of Development of LeuTech. The Company has entered into an exclusive license agreement with the Wistar Institute for a defined field of use for the antibody and cell line used for LeuTech, which license agreement contains certain performance criteria. Failure to meet the performance criteria for any reason or any other event of default under the license agreement leading to termination of the exclusive license agreement with Wistar Institute would have a material adverse effect on the Company. While the Company has negotiated a long-term contractual arrangement for the manufacture of the purified antibody necessary for LeuTech, there can be no assurance that such contractor will be able to successfully manufacture purified antibody for LeuTech on a sustained basis, that such contractor will remain in the contract manufacturing business for the time required by the Company, or that the Company will be able to enter into such contractual arrangements as to other steps and components required to manufacture LeuTech. Such manufacture must be done under GMP requirements prescribed by the FDA and other governmental agencies. To date, the Company has only manufactured LeuTech in lots preparatory to initiating clinical trial use, with certain manufacturing processes having been done under GMP, and has not determined whether commercial quantities of LeuTech in conformity with these standards can be manufactured on a sustained basis at an acceptable cost.

         While the Company intends to file an IND on LeuTech with the FDA on one or more selected indications in the second half of 1997, and to complete Phase III clinical trials and file regulatory applications to market with the FDA in the second half of 1998, there can be no assurance that the Company's LeuTech development program will be successful, that the FDA will permit the Company's planned clinical trials to proceed, that LeuTech will prove to be safe and efficacious in clinical trials, that LeuTech can be manufactured in commercially required quantities on a sustained basis at an acceptable price, that LeuTech will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of LeuTech. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of LeuTech. Failure to develop, obtain regulatory approval for, manufacture and market LeuTech on a timely basis would have a material adverse effect on the Company. See "Direct Labeling Technology" in this Item 1.

         Uncertainty of Development of PT-5. The Company is discussing entering into a collaborative arrangement with a third party to use a specific somatostatin analog for PT-5. There can be no assurance that the Company will be able to enter into a collaborative arrangement on acceptable terms, if at all. If the

Company cannot conclude such arrangement, the Company will either abandon PT-5 development or seek to develop a substitute using MIDAS technology. There can be no assurance that the Company will be able to enter into an arrangement with another party on acceptable terms if at all, or will be able to develop a substitute using MIDAS technology in a reasonable period of time, or at all. There can be no assurance that the Company's PT-5 development program will be successful, that PT-5 will exhibit the expected biological results in humans, that PT-5 will prove to be safe and efficacious in clinical trials, that the Company will obtain the required regulatory approvals for PT-5, or that the Company or its collaborators will be successful in obtaining market acceptance of PT-5. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of PT-5.

         In addition, PT-5 requires a source of radioactive rhenium, preferably rhenium-188. This isotope can be produced by a variety of methods, including a generator system; however, clinical grade radioactive rhenium is not currently available in the United States. The Company is aware of an experimental generator system developed in the United States by Oak Ridge National Laboratory, and an additional experimental generator system available in Europe. The Company does not intend to seek to commercialize any source of radioactive rhenium, but is aware of other companies seeking to commercialize radioactive rhenium. There can be no assurance that, regardless of the status of product development by the Company, any acceptable form of radioactive rhenium will ever be commercially available in the United States or other countries at acceptable prices, if at all, in which event the Company may never be able to develop or commercialize PT-5. See "Direct Labeling Technology" in this Item 1.

         Government Regulation; No Assurance of Product Approval. Research, development, testing, clinical trials, manufacture, distribution, advertising and marketing, including distribution and sale, of pharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries. Prior to marketing, proposed products developed by the Company must undergo an extensive regulatory approval process required by the FDA and by comparable agencies in other countries. This process, which includes preclinical studies and clinical trials of each proposed product to establish safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years, requires the expenditure of substantial resources and gives larger companies with greater financial resources a competitive advantage over the Company. To date, no proposed product being evaluated by the Company has been submitted for approval or approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be submitted or approved for marketing or that the Company will be able to obtain the labeling claims desired for its products. The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its preclinical studies and clinical trials to maintain both good laboratory and good clinical practices. Data obtained from preclinical studies and clinical trials are subject to varying interpretations which could delay, limit or prevent FDA regulatory approval. Delays or rejections may be encountered based upon changes in FDA policy for drug approval during the period of development and FDA regulatory review. Similar delays also may be encountered in foreign countries.

         There can be no assurance that FDA or other regulatory approval for any products developed by the Company will be granted on a timely basis, if at all. Delay in obtaining or failure to obtain such regulatory approvals will materially adversely affect the introduction and marketing of any products which may be developed by the Company as well as the Company's results of operations.

         When and if approvals are granted, the Company, the approved drug, the manufacture of such drug and the facilities in which such drug is manufactured are subject to ongoing regulatory review. Subsequent discovery of previously unknown problems may result in restriction on a product's use or withdrawal of the product from the market. Adverse government regulation that might arise from future legislative or administrative action, particularly as it relates to health care reform and product pricing, cannot be predicted. See "Government Regulation" in this Item 1.

         No Commercial Manufacturing Capability or Experience. To be successful, the Company's products must be manufactured in commercial quantities under GMP requirements prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any pharmaceutical products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. In the event the Company determines to establish a manufacturing facility, it will require substantial additional funds, the hiring and retention of significant additional personnel and compliance with extensive regulations applicable to such a facility. The Company has no experience in commercial pharmaceutical manufacturing, and there can be no assurance that the Company will be able to establish such a facility successfully and, if established, that it will be able to manufacture products in commercial quantities for sale at competitive prices. If the Company determines to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products, the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. While the Company has entered into manufacturing arrangements as to certain portions of the manufacture of LeuTech under GMP, there can be no assurance that the contract manufacturer will perform as agreed or will remain in the contract manufacturing business for the time required by the Company, or that the Company will be able to enter into such manufacturing arrangements as to remaining portions of the manufacture of LeuTech. There can be no assurance that the Company will be able to enter into any such manufacturing arrangements as to its other proposed products on acceptable terms, if at all. See "Manufacturing and Marketing" in this Item 1.

         Limited Clinical Trial Experience. Before obtaining required regulatory approvals for the commercial sale of its proposed products, the Company must demonstrate through clinical trials that such products are safe and efficacious for use. The Company is in various stages of testing, but has not yet filed any IND applications. The initiation and completion of clinical trials is dependent upon many factors, including FDA acquiescence, the availability of qualified clinical investigators and access to suitable patient populations. Delays in initiating and completing clinical trials may result in increased trial costs and delays in FDA submissions, which could have a material adverse effect on the Company. To date, the Company has very limited experience in conducting clinical trials. The Company will either need to rely on third parties to design and conduct any required clinical trials or expend resources to hire additional personnel to administer such clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to design and conduct clinical trials or that it will have the resources to hire personnel to administer clinical trials in-house.

         A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after showing promising results in earlier studies or trials. There can be no assurance that the Company will not encounter problems in its clinical trials that will cause the Company to delay or suspend its clinical trials, that the clinical trials of its proposed products will be completed at all, that such testing will ultimately demonstrate the safety or efficacy of such proposed products or that any proposed products will receive regulatory approval on a timely basis, if at all. If any such problems occur, there would be a material adverse effect on the Company. See "Government Regulation" in this Item 1.

         Limited Marketing, Distribution or Sales Capability and Experience. The Company has limited experience in marketing pharmaceutical products, including distribution and selling of pharmaceutical products, and will have to develop a sales force and/or rely on collaborators or licensees or on arrangements with others to provide for the marketing, distribution, and sales of its proposed products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, which may result in the lack of control by the Company over the marketing, distribution and sales of its proposed products. In addition, there can be no assurance that the Company or any third party will be successful in marketing, distributing or selling any products. Furthermore, the Company will compete with many other companies that currently have extensive and well-funded marketing, distribution and sales operations. See "Manufacturing and Marketing" in this Item 1.

         Competition. The biopharmaceutical and radiopharmaceutical industries are highly competitive. In the biopharmaceutical industry, there are a number of companies developing peptide-based drugs, including companies exploring a number of different approaches to making conformationally-constrained short peptides for use as therapeutic drugs. In the radiopharmaceutical industry, there are several companies devoted to development and commercialization of monoclonal antibody-based products and peptide-based products. The Company is likely to encounter significant competition with respect to its proposed products currently under development. Many of the Company's competitors which are engaged in the biopharmaceutical field, and in particular the development of peptide-based products, have substantially greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Many of the Company's competitors which are engaged in the radiopharmaceutical field, and in particular the development of antibody- and peptide-based products, have greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing products and underlying technologies more rapidly than the Company, and in developing products that are more effective and useful and are less costly than any that may be developed by the Company, and may also be more successful than the Company in manufacturing and marketing such products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through collaborative arrangements.

         The Company is aware of at least one company developing an antibody-based product which may compete with LeuTech as to certain indications, which product is marketed in certain European countries and for which regulatory approval is pending in the United States. The Company is also aware of another company developing a peptide-based product which may also compete with LeuTech as to certain indications. The Company is aware of a number of companies developing technologies relating to the use of peptides as drugs, including a variety of different approaches to making conformationally-constrained short peptides. See "Competition" in this Item 1.

         The Company is pursuing areas of product development in which there is the potential for extensive technological innovation in relatively short periods of time. Rapid technological change or developments by others may result in the Company's proposed products becoming obsolete or non-competitive.

         Dependence on Third-Party Reimbursement. Successful sales of the Company's proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that use of a product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and there is no assurance that third-party reimbursement will be available for the Company's proposed products, or that such reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for the Company's products would adversely affect the market acceptance of these products and would also have a material adverse effect on the Company. Further, health care reimbursement systems vary from country to country, and there can be no assurance that third-party reimbursement will be made available for the Company's proposed products under any other reimbursement system. See "Manufacturing and Marketing" in this Item 1.

         Health Care Reform. The health care industry is undergoing fundamental change in the United States as a result of economic, political and regulatory influences. There exists a powerful trend toward managed care that is motivated by a desire to reduce costs and prices of health care. The Company anticipates that the health care industry, particularly insurance companies and other third-party payors, will continue to promote cost containment measures and alternative health care delivery systems, and political debate of these issues will most likely continue. The Company cannot predict which specific reforms will be proposed or adopted by industry or government or the precise effect that such proposals or adoption may have on the Company. There can be no assurance that health care reform initiatives will not have a material adverse effect on the Company.

         Conducting Business Abroad. To the extent the Company conducts business outside the United States, it may do so through licenses, joint ventures or other contractual arrangements for the development, manufacturing and marketing of its proposed products. No assurance can be given that the Company will be able to establish suitable arrangements, that the necessary foreign regulatory approvals for its proposed product will be obtained, that foreign patent coverage will be available or that the development and marketing of its proposed products through such licenses, joint ventures or other contractual arrangements will be successful. The Company might also have greater difficulty obtaining proprietary protection for its proposed products and technologies outside the United States and enforcing its rights in foreign courts. Furthermore, international operations and sales may be limited or disrupted by the imposition of governmental controls regulation of medical products, export license requirements, political instability, trade restrictions, changes in tariffs, exchange rate fluctuations and difficulties in managing international operations.

         Risk of Liability; Adequacy of Insurance Coverage; Risk of Product Recall. The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of proposed pharmaceutical products to be developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of proposed products developed by the Company in clinical trials and the subsequent sale of such proposed products is likely to cause the Company to bear all or a portion of those risks. Such litigation claims could have a material adverse effect on the Company. The Company has liability insurance providing up to $1,000,000 coverage per occurrence and in the aggregate as to certain clinical trial risks, and will seek to obtain additional product liability insurance before the commercialization of its products.

There can be no assurance, however, that insurance will be available to the Company on acceptable terms, if at all, or that such coverage once obtained would be adequate to protect the Company against future claims or that a medical malpractice or other claim would not materially and adversely affect the Company. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims. In addition, products such as those proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company. See "Government Regulation" and "Product Liability and Insurance" in this Item 1.

         Dependence on Key Management and Qualified Personnel; Limited Personnel; Dependence on Contractors. The Company is highly dependent upon the efforts of its management. The loss of the services of one or more members of management could impede the achievement of development objectives. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company can presently, or will be able to continue to, attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. In addition, the Company's intended or possible growth and expansion into areas requiring additional skill and expertise, such as marketing, including sales and distribution, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The loss of, or failure to recruit, scientific, technical and marketing and managerial personnel could have a material adverse effect on the Company.

          The Company relies, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of manufacturing, regulatory approval and clinical management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company.

         Hazardous Materials; Compliance with Environmental Regulations. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial costs to comply with environmental regulations if the Company develops manufacturing capacity. In addition, there can be no assurance that current or future environmental laws, rules, regulations or policies will not have a material adverse effect on the Company.

          Certain Interlocking Relationships; Potential Conflicts of Interest. Certain of the directors of the Company are officers or directors of Paramount Capital, Inc. ("Paramount Capital") or of Paramount Capital Investments, LLC ("Paramount Capital Investments"). Paramount Capital Investments is a merchant bank and venture capital firm specializing in biotechnology and biopharmaceutical companies. In the regular course of its business, Paramount Capital Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Paramount Capital Investments nor any other person is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance, and purchasers of the Common Stock should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount Capital Investments or any other person in the future will be made available to the Company. In addition, certain of the officers, directors, consultants and advisors to the Company may from time to time serve as officers, directors, consultants or advisors to other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company. See Item 11 and Item 12.

         Risk of Loss in Lawsuit. The Company and one of its subsidiaries, Interfilm Technologies, Inc. (collectively, "IT"), are the plaintiffs in a lawsuit against Sony Corporation of America and certain of its affiliates and subsidiaries (collectively, "Sony") for breach of contract and breach of duty of good faith and fair dealing (the "IT Litigation"). In November 1996, Sony asserted two counterclaims in the IT Litigation. The complaint and counterclaims relate solely to the business activities of the Company prior to the Merger. The IT Litigation is under the control of and at the expense of an unaffiliated limited liability partnership (the "Partnership"), and is solely for the benefit of the Company's pre-Merger stockholders as of June 21, 1996. Based upon the opinion of the Company's counsel of record in the IT Litigation, the Company believes that the counterclaims are without merit. However, the Company may be liable in the event that a judgment is rendered against the Company on the counterclaims, and the assets of the Partnership may not be sufficient to provide full indemnification. See Item 3.



ITEM 2.           DESCRIPTION OF PROPERTY.

         The Company's executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey, where it leases approximately 4,000 square feet under a lease which expires July 31, 2002. In March 1997, the Company entered into a ten-year lease on approximately 10,500 square feet for use as a research and development facility in Edison, New Jersey, with a lease term commencing August 1, 1997. The Company had leased approximately 14,000 square feet in Albuquerque, New Mexico, which served as the Company's research and development facility; in August 1997 the Albuquerque facility was closed and research and development activities were relocated to the Edison facility. The properties the Company leases are in good condition.



ITEM 3.           LEGAL PROCEEDINGS.

         In April 1996, prior to the Merger, IT filed a complaint initiating the IT Litigation in the Supreme Court of the State of New York, County of New York, against Sony for breach of contract and breach of duty of good faith and fair dealing, seeking contract damages of $18 million, punitive damages of $100 million and costs. The IT Litigation relates solely to the business activities of the Company prior to the Merger and, pursuant to the Merger, was included in certain assets and liabilities of the Company transferred to the Partnership solely for the benefit of the Company's stockholders as of June 21, 1996. Accordingly, the litigation is under the control of and at the expense of the Partnership, and the Company will receive no financial benefit from the litigation, even if the litigation is successfully concluded. The assets of the Partnership, including any proceeds from the IT Litigation, whether by judgment, settlement or otherwise, are available to indemnify the Company from certain liabilities arising out of the Merger.

         The causes of action in the IT Litigation relate to the actions or inactions of Sony under certain agreements entered into between IT and Sony in April 1993, and as amended in November 1993 and October 1994 (collectively, the "Sony-IT Agreement"). Pursuant to the original terms of the Sony-IT Agreement, Sony was obligated, among other things, to develop, produce, market, distribute and exhibit three Cinematic Games. Subsequently, at Sony's request, the Sony-IT Agreement was amended so that Sony's commitment to produce Cinematic Games was reduced to two Cinematic Games in exchange for, among other things, an increased financial marketing commitment by Sony. The first Sony-financed Cinematic Game was initially slated for release in the first half of 1994, which release was delayed until February 1995. Among other things, IT alleges that the delay in the opening of the first Cinematic Game, which delay IT alleges was primarily a result of Sony's failure to abide by the terms of the Sony-IT Agreement, seriously harmed IT. Under the terms of the amended Sony-IT Agreement, Sony was obligated to begin principal photography of the next Sony-financed Cinematic Game by May 15, 1995.

         In November 1996, Sony asserted two counterclaims in the IT Litigation, generally alleging that the Company's pre-Merger executives misrepresented their qualifications and breached the Sony-IT Agreement by not recruiting sufficient exhibitors. The counterclaims relate solely to the business activities of the Company prior to the Merger. A denial of the material allegations in the counterclaims has been filed on behalf of the Company in the IT Litigation. The IT Litigation has been placed on a trial calendar, but no trial date has been set. The Partnership is obligated to indemnify the Company from certain claims, including all liabilities and reasonable expenses and costs that the Company may incur as a result of the IT Litigation, and the Company is closely monitoring the IT Litigation. The Company has incurred no out-of-pocket expenses in connection with the IT Litigation. The Company believes that the Partnership's assets consist primarily of the IT Litigation, certain intellectual property assets and cash assets of approximately $75,000, with liabilities (primarily contingent on a recovery in the IT Litigation) totaling approximately $731,500. Based upon the opinion of the Company's counsel of record in the IT Litigation, the Company believes that the counterclaims are without merit. However, the Company may be liable in the event that a judgment is rendered against the Company on the counterclaims, and the assets of the Partnership may not be sufficient to provide full indemnification.

         The Company is involved in various other claims and litigations arising in the normal course of business, consisting of actions commenced against the Company prior to the Merger. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997. However, on August 21, 1997, and as adjourned to August 25, 1997, at a special meeting of stockholders, the following matters were adopted by the stockholders: (i) the Company's 1996 Stock Option Plan, (ii) an amendment to the Company's Certificate of Incorporation increasing the authorized shares of capital stock from 27,000,000 to 85,000,000 shares, of which 75,000,000 are Common

Stock and 10,000,000 are preferred stock, and (iii) amendments to the Certificate of Incorporation authorizing a reverse stock split, which reverse split was subsequently set by the Board of Directors of the Company at 1-for-4 (the "Reverse Split"). With respect to approval of the 1996 Stock Option Plan, there were 13,590,324 affirmative votes, 261,058 negative votes, 195,507 abstentions and 4,796,856 broker non-votes. The following table sets forth the total votes cast with respect to matters (ii) and (iii) above, as to each of which there was class voting, with two classes entitled to vote, Common Stock and Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock vote is shown as if converted into Common Stock.


                                SERIES A CONVERTIBLE PREFERRED STOCK                               COMMON STOCK
                          ------------------------------------------------     ---------------------------------------------------
                                            Nega-                   Broker                      Nega-                     Broker
                          Affirmative       tive       Absten-       Non-      Affirmative      tive        Absten-        Non-
Issue                        Votes          Votes       tions       Votes         Votes         Votes        tions        Votes
-----------------------   -----------     ---------   ---------    -------     -----------    ---------    ---------   -----------
(ii) Increase
authorized shares
of capital stock            7,300,365      120,967     120,966         0       6,150,679      122,648        26,125     5,001,995

(iii) Authorize
reverse stock split         7,421,332       20,161     100,805         0      10,950,353      114,965        30,990       205,139


         The Second Charter Amendment effecting the increase in authorized shares and Reverse Split was filed on September 5, 1997. Unless the context otherwise requires, all references to the Company's activities, results of operations and financial condition have been adjusted to give retroactive effect to the Second Charter Amendment.


                                     PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Common Stock has been quoted on the OTC Bulletin Board(R) (the "Bulletin Board") since October 1, 1995. Currently, the Common Stock trades under the symbol "PLTND;" prior to the Reverse Split the Common Stock traded under the symbol "PLTN." Before July 22, 1996, the Common Stock traded under the symbol "IFLM." The Common Stock began trading publicly on the Nasdaq National Market(R) ("NMS") on October 28, 1993 under the symbol "IFLM." Before October 28, 1993, there was no public market for the Common Stock. On September 30, 1995, the Common Stock was delisted from the NMS for failure to maintain certain net tangible assets requirements. The Company has applied to have the Common Stock quoted on the Nasdaq SmallCap Market(sm). There can be no assurance that the Company will be able to meet the listing requirements of the Nasdaq SmallCap Market, or if listed, maintain the criteria for continued listing on the Nasdaq SmallCap Market.

         The following table gives the range of high and low bid information on the Bulletin Board for the Common Stock for each quarter since the Merger, as obtained from The Nasdaq Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     PERIOD                                 HIGH BID PRICE         LOW BID PRICE
-------------------------------------       --------------         -------------
June 26 - June 30, 1996 (1)                    $ 20                    $ 16
July 1 - September 30, 1996 (1)                  55                       7
October 1 - December 31, 1996 (1)              11 1/4                   5 3/8
January 1 - March 31, 1997 (1)                  9 1/4                   6 3/8
April 1 - June 30, 1997 (1)                       7                       5
July 1, 1997 - September 23, 1997 (1)           5 4/5                     8
------------------------

(1) The prices in the table have been adjusted to give retroactive effect to the 1-for-10 reverse split of the outstanding Common Stock which became effective on July 19, 1996 and the Reverse Split of the outstanding Common Stock which became effective on September 5, 1997. While the Merger was effective June 26, 1996, no RhoMed equity securities were exchanged for Common Stock until July 19, 1996, and accordingly prices on and prior to July 19, 1996 may not accurately reflect the effects of the Merger.

         Holders. On September 23, 1997, the approximate number of holders of record of Common Stock was 189.

         Dividend Policy. The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. The Company may not pay a dividend or make any distribution to holders of any capital stock of the Company, including Common Stock, unless and until the Company first pays a special dividend or distribution of $100 per share to the holders of Series A Convertible Preferred Stock, and unless holders of two-thirds of the Series A Convertible Preferred Stock approve the dividend.

         Recent Sales of Unregistered Securities. During the period covered by this Report, except as previously included on a quarterly report on Form 10-QSB, the Company sold the following securities without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"), all in non-underwritten transactions:

         (i) Series A Convertible Preferred Stock. The Company sold restricted shares of Series A Convertible Preferred Stock to a total of 211 accredited investors in a private placement for which Paramount Capital served as placement agent (the "Series A Offering") and claimed exemption under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. The Company offered and sold the securities solely to accredited investors (as defined in Regulation D) and made no general solicitation. The certificates representing Series A
Convertible Preferred Stock bear a restrictive legend. Each purchaser represented to the Company that the purchaser was purchasing the Series A Convertible Preferred Stock for the purchaser's own account for investment and not with a view toward resale or distribution to others.


                                   Number            Offering                  Cash
        Date of sale             of shares            price               commissions(1)
----------------------------- ---------------- --------------------  ------------------------

February 21, 1997                       30,630           $3,063,000                  $398,190
April 3, 1997                           76,225           $7,622,500                  $990,925
May 9, 1997                             30,925           $3,092,500                  $402,025
                                     ---------         ------------               -----------
                      TOTALS:          137,780          $13,778,000                $1,791,140

         -------------------------------------
         (1)      Includes  commission  of  9%  and  a  non-accountable  expense
                  allowance  of  4%.  Does  not  include  the  Preferred   Stock
                  Placement Warrant, described below.

         Each share of Series A Convertible Preferred Stock is convertible, at the option of the holder thereof, into approximately 20.2 shares of Common Stock, calculated by dividing the stated value of each share of Series A Convertible Preferred Stock ($100.00) by the conversion price of $4.96. The Series A Convertible Preferred Stock has a reset mechanism which provides that the conversion price is subject to adjustment on May 9, 1998 (the "Reset Date"), if the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the Reset Date (the "Reset Trading Price") is less than 130% of the then applicable conversion price (a "Reset Event"). Upon the occurrence of a Reset Event, the then applicable conversion price will be reduced to the greater of (i) the Reset Trading Price divided by 1.3 and (ii) 50% of the then applicable conversion price. The conversion price is also subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the conversion price in effect on the date of sale or issuance, or
(ii) the market price of the Common Stock as of the date of the sale or issuance. Upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding the conversion price is subject to adjustment. The Series A Preferred Stock may be mandatorily converted by the Company if, commencing May 9, 1998, the closing bid price of the Common Stock has exceeded 200% of the then applicable conversion price for at least twenty (20) trading days in any thirty (30) consecutive trading day period ending three (3) days prior to the date of conversion.

         (ii) Preferred Stock Placement Warrant. The Company issued a Preferred Stock Placement Warrant to purchase an aggregate of 13,778 shares of Series A Convertible Preferred Stock to Paramount Capital and/or its designees, as part of Paramount Capital's compensation in connection with the Series A Offering described above, for a nominal cash price of $13.78. The Preferred Stock Placement Warrant is exercisable for a period of five (5) years commencing in November 1997, at a price of $110 per share of Series A Convertible Preferred Stock (110% of the offering price of Series A Convertible Preferred Stock in the Series A Offering), and includes a cashless exercise provision. The Company claimed exemption under Section 4(2) of the Securities Act, issued the warrant to Paramount Capital and/or its designees as compensation and made no general solicitation. The Preferred Stock Placement Warrant bears a restrictive legend generally restricting transfer.

         (iii) Common Stock issued on exercise of employee stock options. On April 11, 1997, the Company sold 17,969 restricted shares of Common Stock to Edward J. Quilty (the Company's Chairman of the Board and Chief Executive Officer) upon partial exercise of an option granted to Mr. Quilty pursuant to his employment agreement. The Company claimed exemption under Section 4(2) of the Securities Act, as a transaction not involving any public offering. The stock subject to the option is offered only to Mr. Quilty, at approximately $.217 per share. The option is not transferable during Mr. Quilty's lifetime and the Common Stock issued on exercise of the option is restricted. The certificates representing the Common Stock issued on exercise of the option bear restrictive legends. The Company sold the Common Stock directly to Mr. Quilty with no discount or commission.

         (iv) Common Stock issued to pay interest obligation. On April 30, 1997, the Company sold 63,910 restricted shares of Common Stock to Bioquest Venture Leasing Partnership L.P., the designee of Aberlyn, a creditor of the Company, as payment in full of $303,171 of accrued interest which the Company owed Aberlyn under a financing arrangement. The Company claimed exemption under Section 4(2) of the Securities Act, for a transaction not involving any public offering. This was a one-time transaction negotiated at arm's length between the Company and its largest creditor. The Common Stock issued as payment of interest is restricted and the certificate representing the Common Stock bears a restrictive legend. Aberlyn represented to the Company that Aberlyn and its designee were accredited investors (as defined in Regulation D) and that Aberlyn or its designee was acquiring the stock for its own account and not with a view to or for sale in connection with any distribution of the Common Stock in violation of the Securities Act. The Company sold the Common Stock directly to Aberlyn's designee with no commission.

         Registration Statement. Pursuant to the terms of the Series A Offering, the Company filed a registration statement with the Securities and Exchange Commission on Form SB-2 on August 13, 1997, relating to 2,777,822 shares of Common Stock issuable on conversion of the Series A Convertible Preferred Stock and 277,782 shares of Common Stock issuable on conversion of the Series A Convertible Preferred Stock obtainable upon exercise of the Preferred Stock Placement Warrant. This registration statement also includes 63,910 shares of Common Stock issued to Bioquest Venture Leasing Partnership L.P. to pay an interest obligation and approximately 447,026 shares of Common Stock issued or issuable upon exercise of certain outstanding warrants. See Item 12 and Notes to Consolidated Financial Statements.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Report.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

         Grants and contracts - During the year ended June 30, 1997, the Company had four active Phase I SBIR Research Grants, totaling $394,970, under the SBIR program with the NIH. Grant and contract revenue from these grants was $350,173 during the year ended June 30, 1997, compared to no revenue from grants and contracts during the year ended June 30, 1996.

         License fees and royalties - In December 1996, the Company entered into the Option Agreement with Nihon, pursuant to which the Company received, in January 1997, an initial payment of $1,000,000 before Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment by recognizing license fee revenue of $350,000 and deferred license fee revenue of

$550,000. The deferred license fee revenue will be recognized as revenue when a license agreement is consummated. In the event that the parties cannot agree on terms of a license agreement, then the Company could be required to repay $550,000 of the Initial Payment to Nihon. There were no revenues from license fees or royalties during the year ended June 30, 1996.

         Sales - During the year ended June 30, 1997, the Company discontinued sales of its RhoChek product due to insufficient sales. Total revenues from sales during the year ended June 30, 1997, were $22,184, compared to $27,517 for the year ended June 30, 1996.

         Research and development expenses - Research and development expenses increased to $3,409,983 for the year ended June 30, 1997 from $953,730 for the year ended June 30, 1996. The increase is attributable to expansion in the scale of the Company's research and development operations, which expansion followed completion of an equity offering immediately prior to the Merger. During the year ended June 30, 1997, the Company increased the manufacturing development scale-up expenses for LeuTech by approximately $779,000, incurred approximately $200,000 in increased regulatory consulting related to LeuTech, incurred an increase in license fees paid of $170,000, incurred laboratory relocation expenses of $142,000, and had its first full year with two executive vice presidents with responsibilities for research and development at a salary expense of approximately $300,000. The Company expects research and development expenses to continue to increase in future years as the Company expands manufacturing development efforts and initiates clinical trials on LeuTech and significantly expands its efforts to develop the MIDAS technology, including the hiring of scientists and the acquisition of equipment and supplies.

         General and administrative expenses - General and administrative expenses increased to $2,533,883 for the year ended June 30, 1997 from $1,633,598 for the year ended June 30, 1996. The increase is attributable to a full year of expenses in the year ended June 30, 1997 related primarily to the hiring of certain key executives, the leasing of executive offices in New Jersey and increased travel, legal and consulting expenses. General and administrative expenses were also affected by amortization, totaling approximately $395,000, of the value of options and warrants issued to consultants and the value of options granted at exercise prices below the then current market price of the Company's Common Stock. In addition, the Company has been actively searching for certain products and technologies to license or acquire, and incurred costs in evaluating these products and technologies during the year ended June 30, 1997 amounting to approximately $187,000, which has been included in general and administrative expenses. General and administrative expenses are expected to remain consistent with the current levels for the 1998 fiscal year.

         Interest income - Interest income increased to $296,009 for the year ended June 30, 1997 from $10,515 for the year ended June 30, 1996. The interest income is primarily the result of interest on the net proceeds from the Company pre-Merger equity offering and the Series A Offering.

         Interest expense - Interest expense decreased to $374,664 for the year ended June 30, 1997 from $494,814 for the year ended June 30, 1996. The decrease is mainly due to the repayment by the Company of certain pre-Merger notes, the principal amount of which was $1,000,000, in August and September of 1996. Interest expense is expected to remain at current levels for the 1998 fiscal year.

         Net loss - Net loss increased to $5,300,164 for the year ended June 30, 1997 from $4,247,664 for the year ended June 30, 1996.

TEN MONTH PERIOD ENDED JUNE 30, 1996 COMPARED TO TEN MONTH PERIOD ENDED JUNE 30, 1995.

         License fees and royalties - License fees and royalties were zero for the ten months ended June 30, 1996, compared to $64,296 for the prior ten month period. During the ten months ended June 30, 1996, there were no royalties on product sales or new license agreements.

         Sales - Sales of RhoChek, the sole product sold by the Company, decreased to $24,457 in the ten months ended June 30, 1996, from $30,546 in the prior ten month period.

         Research and development expenses - Research and development expenses increased by $391,983 to $869,896 for the ten months ended June 30, 1996 from $477,913 in the ten months ended June 30, 1995. The majority of the increase is attributable to development of LeuTech, including increased consulting and manufacturing scale-up expenses.

         General and administrative expenses - General and administrative expenses increased to $1,366,343 in the ten months ended June 30, 1996 from $598,560 for the ten months ended June 30, 1995. The majority of the increase is due to the hiring of a Chairman of the Board and Chief Executive Officer and of a Chief Financial Officer, the leasing of general and administrative offices in New Jersey, and increased travel and consulting expenses.

         Other expenses - Other expenses increased to $1,142,963 for the ten months ended June 30, 1996 from $305,615 for the ten months ended June 30, 1995. The increase is attributable primarily to increased interest expense, commission and fees paid in connection with the Company's pre-Merger debt offerings of $168,970 and costs and fees associated with the Merger of $525,000.

         Net loss - Net loss increased to $3,897,879 in the ten months ended June 30, 1996, compared to $1,287,246 in the prior ten month period.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has incurred net operating losses and, as of June 30, 1997, had an accumulated deficit of $13,433,102. The Company has financed its net operating losses through June 30, 1997 by a series of debt and equity financings. At June 30, 1997, the Company had cash and cash equivalents of $12,806,717.

         For the year ended June 30, 1997, the net increase in cash amounted to $6,015,417. Net cash used for operating activities was $4,126,684, net cash used for investing activities was $279,705, and net cash provided by financing activities was $10,421,806.

         On December 2, 1996, the Company commenced the Series A Offering at a price of $100,000 per unit, each unit consisting of 1,000 shares of Series A Convertible Preferred Stock. The final closing on the Series A Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of
137.78 units, representing 137,780 shares of Series A Convertible Preferred Stock, for net proceeds to the Company of approximately $11,637,000, after deducting commission and other expenses of the Series A Offering.

         Pursuant to the Option Agreement, Nihon can maintain its option to license certain products based on the MIDAS technology provided Nihon makes certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license agreement at any time upon notice and payment of additional monies to the Company. In the event that the parties cannot agree on terms of a license agreement, then the Company could be required to repay $550,000 to Nihon. There can be no assurance that the Company and Nihon will ever enter into a definitive license agreement, that additional payments provided for in the Option Agreement will be made, or that the strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

         Pursuant to certain license agreements relating to LeuTech, the Company is obligated to make minimum payments of $100,000 per year in the fiscal years ending June 30, 1998 and 1999, and $125,000 in the fiscal year ending June 30, 2000.

         Pursuant to the terms of certain notes payable to stockholders, the principal of which aggregates $80,000, repayment of principal and interest is required in the second quarter of the fiscal year ending June 30, 1998.

         Commencing June 1997, the Company's monthly payments on long-term financing provided by Aberlyn increased to $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

         In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey, with the lease term commencing August 1, 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007. The Company anticipates that the cost of tenant improvements, net of the landlord's contribution, and acquisition of laboratory equipment will amount to approximately $1,600,000.

         Effective August 1, 1997, the Company entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments are approximately $97,000 per year.

         The Company believes that it has sufficient cash and cash equivalents to fund the Company's projected debt obligations and fund projected operations for fiscal year 1998.

         The Company expects to continue actively searching for certain products and technologies to license or acquire in the future. If the Company is successful in identifying a product or technology for acquisition, substantial funds may be required for such acquisition and subsequent development or commercialization. To date, the Company has not completed an acquisition and there can be no assurance that any acquisition will be consummated in the future.

         The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its MIDAS technology and its direct radiolabeling technology. To achieve profitability, the Company, alone or with others, must successfully develop its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.



ITEM 7.           FINANCIAL STATEMENTS.

         The Company's consolidated financial statements appear following Item 13 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As of July 9, 1996, in connection with the Merger, Deloitte & Touche LLP, the Company's independent accountant which was engaged as the principal accountant to audit the Company's financial statements, was dismissed. The Company, after consultation with Arthur Andersen LLP, engaged Arthur Andersen LLP as of July 9, 1996 as the principal accountant to audit the Company's financial statements. Arthur Andersen LLP served as RhoMed's independent accountant prior to the Merger.

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

         The Company's decision to change accountants was recommended and approved by the Company's Board of Directors subsequent to the Merger based upon the Company's need for one independent accountant to be responsible for the financial statements of the Company following the Merger. During Interfilm's fiscal years ended December 31, 1995 and 1994, there were no disagreements between the Company and Deloitte & Touche LLP, the Company's former independent accountant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Further, during Interfilm's fiscal years ended December 31, 1995 and 1994, respectively, Deloitte & Touche LLP's opinion with respect to the Company's financial statements was qualified as to the Company's ability to continue as a going concern.



                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL  PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name and positions of the executive officers and directors of the Company:


Name                       Age       Position with the Company
-----------------------   -----      ----------------------------------------
Edward J. Quilty (1)        46       Chairman of the Board, President, Chief
                                     Executive Officer and Director
Carl Spana, Ph.D.           35       Executive Vice President, Chief Technology
                                     Officer and Director
Charles Putnam              45       Executive Vice President
John J. McDonough           33       Vice President and Chief Financial Officer

Name                              Age       Position with the Company
-----------------------          -----      ---------------------------------
Michael S. Weiss (2)               31       Director
James T. O'Brien (2)               58       Director
John K.A. Prendergast, Ph.D. (1)   43       Director

------------------------------------
(1)      Member of the Compensation Committee.   Mr. Quilty, as President of the
         Company, is a member ex officio of the Compensation Committee.

(2)      Member of the Audit Committee.


     EDWARD J. QUILTY has been Chairman of the Board, President, Chief Executive Officer and a director of the Company since June 25, 1996, the effective date of the Merger, and has been Chief Executive Officer and a director of RhoMed since November 1995. From July 1994 through November 1995, Mr. Quilty was President, Chief Executive Officer and a director of MedChem Products, Inc. ("MedChem"), a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc. From March 1992 through July 1994, Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc. ("Life Medical"), a publicly traded biotechnology company. From January 1987 through October 1991, Mr. Quilty served as Executive Vice President of McGaw Inc., a publicly traded pharmaceutical company. Mr. Quilty is also Chairman of the Board and a director of Derma Sciences, Inc., a publicly traded medical device company. Mr. Quilty received his M.B.A. from Ohio University, and a B.S. from Southwest Missouri State University.

     CARL SPANA, Ph.D., has been a director of the Company since June 25, 1996, the effective date of the Merger, and has been a director of RhoMed since July 1995. Since June 1996, Dr. Spana has served as Executive Vice President and Chief Technology Officer of the Company and RhoMed. From June 1993 to June 1996, Dr. Spana was Vice President of Paramount Capital Investments, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd.
("Castle Group"), a medical venture capital firm. At Paramount Capital Investments and at Castle Group, Dr. Spana was responsible for discovering, evaluating, and commercializing biotechnologies. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of and was Interim President of AVAX Technologies, Inc. ("AVAX"), a publicly traded medical technology company. Dr. Spana received his Ph.D. in Molecular Biology from The Johns Hopkins University and a B.S. in Biochemistry from Rutgers University.

     CHARLES PUTNAM has been Executive Vice President of the Company since June 25, 1996, the effective date of the Merger, and is responsible for operations, product development and regulatory and clinical affairs. From July 1994 to May 1996, Mr. Putnam was Executive Vice President, Research and Development, of MedChem. At MedChem, Mr. Putnam was responsible for product development, regulatory affairs, clinical research and quality control. From March 1993 to July 1994, Mr. Putnam was Vice President of Operations and Research and Development of Life Medical, where he was responsible for all aspects of manufacturing, product development and regulatory affairs for the company's commercial product line. From March 1983 to March 1993, Mr. Putnam was employed by American Cyanamid Corporation in a variety of positions, including Director of Device Development.

     JOHN J. McDONOUGH has been Vice President and Chief Financial Officer of the Company since June 25, 1996, the effective date of the Merger, and has been Vice President and Chief Financial Officer of RhoMed since December, 1995. From January 1992 through December 1995, Mr. McDonough was employed by MedChem in various positions, his final position being Vice President and Chief Financial Officer. Previously, Mr. McDonough was a manager with KPMG Peat Marwick. Mr. McDonough received his B.S. in Accountancy from Bentley College and is a candidate for an M.B.A. from Harvard Business School due to graduate in June 1998.

     MICHAEL S. WEISS has been a director of the Company since June 25, 1996, the effective date of the Merger, and has been a director of RhoMed since July 1995. Since November 1993, Mr. Weiss has been Associate General Counsel and then General Counsel of Paramount Capital Investments and Senior Managing Director of Paramount Capital. Prior to that Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of Pacific Pharmaceuticals, Inc., AVAX, as Secretary of Atlantic Pharmaceuticals, Inc. ("Atlantic Pharmaceuticals"), and as Vice Chairman of the Board and on the Board of Directors of Genta Incorporated and as Chairman of the Board and on the Board of Directors of Procept Inc., all publicly traded medical technology companies. Additionally, Mr. Weiss is a member of the board of directors of several privately held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from The State University of New York at Albany.

     JAMES T. O'BRIEN has been a director of the Company since August 1, 1996. Since November 1991, Mr. O'Brien has been Chairman of the Board of Access Corporation, a provider of employment software and information. Since July 1996, Mr. O'Brien has been President and Chief Executive Officer of O'Brien Marketing and Communications, an advertising and communications company. From 1989 to 1991 Mr. O'Brien was President and Chief Operating Officer of Elan Corporation, PLC, a publicly traded pharmaceutical company. From 1986 to 1989, Mr. O'Brien was President and Chief Executive Officer of O'Brien Pharmaceuticals, Inc. Prior to this, Mr. O'Brien held various management positions with Revlon Health Care Group, including President of USV Laboratories and the Armour Pharmaceutical Company; Lederle Laboratories; and Sandoz Pharmaceuticals, Inc. Mr. O'Brien is a director of Carrington Laboratories, Inc., a publicly traded pharmaceutical and medical devices company, and Theratech, Inc., a publicly traded pharmaceutical and drug delivery company.

     JOHN K.A. PRENDERGAST, Ph.D. has been a director of the Company since August 28, 1996. Dr. Prendergast has served as a Managing Director of Paramount Capital Investments and as a Managing Director of Castle Group since October 1991. Dr. Prendergast is a co-founder and director of Avigen, Inc. ("Avigen"), a medical technology company, and, from December 1992 to March 1996, served as a Vice President and the Treasurer of Avigen, Inc. Dr. Prendergast is a co-founder and director of Xenometrix, Inc., AVAX, and Atlantic Pharmaceuticals, all publicly traded medical technology companies. Dr. Prendergast received M.Sc. and Ph.D. degrees from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University.

         There are no family relationships between directors or executive officers.

         All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

         Certain of the officers and directors of the Company currently do, and may from time to time in the future, serve as officers or directors of other biopharmaceutical or biotechnical companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company. See "Important Factors Regarding Forward-Looking Statements -- Certain Interlocking Relationships; Potential Conflicts of Interest" in Item 1.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

          Edward J. Quilty failed to timely report a transaction on Form 4 for the month of April 1997 and John K.A. Prendergast failed to timely report his initial ownership on Form 3 for the month of August 1996. Mr. Quilty and Mr. Prendergast each subsequently reported the required information on Forms 5 for the fiscal year ended June 30, 1997. The Aries Trust failed to timely report its initial ownership on Form 3 for the month of July 1996, but subsequently reported the required information on a Form 5 for the fiscal year ended June 30, 1997. The Company knows of no other failure to file a required form.



ITEM 10.          EXECUTIVE COMPENSATION.

         The following table sets forth compensation paid to the Company's Chief Executive Officer and the other named executive officers for the last three fiscal years. See note (1) to the following table, concerning the change in fiscal year end. With respect to the persons and periods covered in the following table, the Company made no restricted stock awards and had no long-term incentive plan payouts.

                                                    SUMMARY COMPENSATION TABLE

                                              Annual Compensation                                    Long Term Compensation
                                -------------------------------------------------------       ------------------------------------
                                                                                                     Awards
                                                                                 Other        -------------------
                                                                                 Annual           Securities         All other
                                                                                Compen-           Underlying          Compen-
Name and                                        Salary           Bonus           sation            Options/            sation
Principal Position             Year(1)            ($)             ($)             ($)             SARs (#)(2)           ($)
------------------             -------          ------           -----          -------           -----------        ---------
Edward J. Quilty,                1997         $301,064             --              --                240,074(4)             --
Chief Executive                  1996         $184,794             --              --                178,073                --
Officer(3)                       1995              N/A            N/A             N/A                    N/A                --

Carl Spana, Ph.D.,               1997         $150,000             --              --                 41,766                --
Executive Vice                   1996           $3,462             --              --                 74,196           $25,000(6)
President(5)                     1995              N/A            N/A             N/A                    N/A               N/A

Charles L. Putnam,               1997         $150,000             --              --                 41,766                --
Executive Vice                   1996           $9,539             --              --                 74,196                --
President(7)                     1995             N/A             N/A             N/A                    N/A               N/A

--------------------------------
(1) The Company's fiscal year ends on June 30. Due to a change in the Company's fiscal year end, unless otherwise specified herein fiscal year 1996 covers the ten-month transition period from September 1, 1995 to June 30, 1996. Fiscal year 1995 ended August 31, 1995 (RhoMed's former fiscal year end). All references to compensation before June 25, 1996 (the Merger date) relate to compensation paid or issued by RhoMed.

(2) The security underlying all options is Common Stock. All amounts of Common Stock in the table have been adjusted to reflect the Reverse Split.

(3) Mr. Quilty became an employee and Chief Executive Officer of RhoMed on November 16, 1995 and became Chief Executive Officer of the Company on June 25, 1996.

(4) Includes an anti-dilution option to purchase 70,257 shares of Common Stock at $.20 per share granted on September 27, 1996, pursuant to the terms of Mr. Quilty's employment agreement with the Company. See "Employment Agreements" below. The September 27, 1996 option replaced a canceled option to purchase the same number of shares at $5.42 per share, originally granted by RhoMed on June 21, 1996 and included in the 1996 total. The $5.42 per share price of the June

         21, 1996 option was not in accordance with the terms of Mr. Quilty's employment agreement, so the Board of Directors replaced the June 21, 1996 option with the correctly priced September 27, 1996 option. Excluding that replacement option, the options granted during fiscal 1997 were to purchase a total of 169,817 shares.

(5) Dr. Spana became an employee of RhoMed on June 15, 1996 and an Executive Vice President of the Company on June 25, 1996. Before becoming an officer of the Company, he was a consultant to RhoMed.

(6)      Consists of consulting fees paid by RhoMed.

(7) Mr. Putnam became an employee of RhoMed on June 3, 1996 and an Executive Vice President of the Company on June 25, 1996.



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth the options granted to the named executive officers during the fiscal year ended June 30, 1997. The Company granted no stock appreciation rights ("SARs").

                                                                                       Market Price
                                Number of            % of Total                         as Reported
                                Securities          Options/SARs        Exercise        on Bulletin
                                Underlying           Granted to          or Base         Board on
           Name                Options/SARs           Employees           Price           Date of          Expiration
                               Granted (#)         in Fiscal Year        ($/Sh)            Grant              Date
                               ------------        --------------       --------       ------------        ----------
Edward J. Quilty                70,257(1)              17.77%             $0.20(1)        $10.50              none
                                30,000(2)               7.59%             $7.50            $7.50            12-12-06
                                82,542(3)              20.88%             $0.20(3)         $6.00              none
                                57,275(4)              14.49%             $4.96(6)         $6.00             6-2-07

Carl Spana, Ph.D.               15,000(2)               3.79%             $8.00            $8.00             1-3-07
                                26,766(5)               6.77%             $4.96(6)         $6.00             6-2-07

Charles L. Putnam               15,000(2)               3.79%             $8.00            $8.00             1-3-07
                                26,766(5)               6.77%             $4.96(6)         $6.00             6-2-07

--------------------------------
(1) Anti-dilution option granted pursuant to the Company's employment agreement with Mr. Quilty. During the employment term, the option vests in 29 equal monthly installments on the 16th of each month. See "Employment Agreements" in this Item 10.

(2)      Granted under the 1996 Stock Option Plan and immediately exercisable.

(3) Anti-dilution option granted pursuant to the Company's employment agreement with Mr. Quilty. During the employment term, the option vests in 18 equal monthly installments on the 16th of each month following the date of grant. See "Employment Agreements" in this Item 10.

(4) Vests in 17 equal monthly installments on the 16th of each month after July 1, 1997.

(5) Vests in three equal installments, on July 1, 1997; July 1, 1998; and June 21, 1999.

(6)      Non-plan option.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

         The following table sets forth each option exercise by a named executive officer during the fiscal year ended June 30, 1997. Only Edward J. Quilty exercised any options. The Company has no outstanding SARs. Fiscal year-end values are based on a last reported sale price for the Common Stock, as reported on the Bulletin Board on June 30, 1997, of $6.125 per share.


                                                                           Number of
                                                                           Securities                      Value of
                                                                           Underlying                     Unexercised
                                                                          Unexercised                    In-the-Money
                                   Shares                               Options/SARs at                  Options/SARs
                                  Acquired           Value                 FY-End (#)                    at FY-End ($)
                                on Exercise        Realized               Exercisable/                   Exercisable/
Name                                (#)             ($) (1)              Unexercisable                   Unexercisable
-------------------             -----------        ---------             --------------               -------------------
Edward J. Quilty                   47,918          $310,065              72,642/227,331               $252,504/$1,073,451
Carl Spana, Ph.D.                    0                --                 64,465/51,499                  $33,884/$48,125
Charles L. Putnam                    0                --                 39,732/76,231                  $16,942/$65,066

--------------------------------

(1) Value realized is the closing market price of the stock on the date of exercise less the option price, multiplied by the number of shares acquired on exercise.

COMPENSATION OF DIRECTORS

         Pursuant to the 1996 Stock Option Plan each director of the Company who is not an employee of the Company or of a parent or subsidiary of the Company (a "Non-Employee Director") will be granted, at the first meeting of the Board of Directors following each annual meeting of the stockholders of the Company, an option to purchase 2,500 shares of Common Stock at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, which options are to vest as to 25% per of the option granted during each year, starting one year after the date of grant (a "Non-Employee Director's Formula Option"). Any Non-Employee Director who is elected to the Board of Directors after August 28, 1996 and before the annual stockholders' meeting in any year will also be granted a Non-Employee Director's Formula Option to purchase a pro-rata portion of 2,500 shares equal to the portion of a year (measured in full calendar months) remaining until the next scheduled annual stockholders' meeting. All Non-Employee Directors serving on the date the Board of Directors adopted the 1996 Stock

Option Plan (Richard J. Murphy, who resigned as a director effective August 26, 1997, James T. O'Brien, John K.A. Prendergast and Michael S. Weiss) were granted initial Non-Employee Director's Formula Options to purchase 5,000 shares of Common Stock at an exercise price of $5.44 per share with the same exercise price and vesting conditions as regular Non-Employee Director's Formula Options.

         Non-Employee Directors are paid $12,000 per year, plus expenses, for services as a director. In lieu of the $12,000 per year, each Non-Employee Director may, and Mr. O'Brien and Mr. Weiss have, elected to receive a non-incentive stock option pursuant to the 1996 Stock Option Plan to purchase that number of shares which would be purchasable, at the then fair market value, by a sum equal to twice the then accrued compensation. Such options will be granted at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, will be immediately exercisable and will expire ten (10) years from the date of grant. The Board of Directors previously agreed that in lieu of $4,000 which was due to each of the Non-Employee Directors as of December 1996, such directors could elect to receive a non-incentive stock option pursuant to the 1996 Stock Option Plan to purchase 1,066 shares of Common Stock at an exercise price of $7.50 per share, which was the fair market value per share on the date of grant. Mr. Murphy, Mr. O'Brien and Mr. Weiss were each granted such options, which are immediately exercisable and expire ten (10) years from the date of grant. Employee directors are not separately compensated for services as a director, but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the Board of Directors and any committees thereof. Service as a director is a condition of Edward J. Quilty's employment agreement, but such service is not separately compensated. See "Employment Agreements" in this Item 10.

         In July 1996, the Company paid $36,000 to Buck A. Rhodes, Ph.D., a former director of the Company and RhoMed, as severance compensation for resigning from the board of RhoMed effective June 30, 1996. The resignation and severance pay were pursuant to the terms of a consulting agreement dated as of March 7, 1996, between RhoMed and Dr. Rhodes.

EMPLOYMENT AGREEMENTS

       Executive officers of the Company are appointed by the Board of Directors and serve at the discretion of the Board of Directors. Each officer shall hold his position until his successor is appointed and qualified. Mr. Quilty, Dr. Spana and Mr. Putnam each hold their offices pursuant to employment agreements.

         Subsequent to the Merger, the Company adopted, with amendments as required to reflect the Merger, an employment agreement entered into on November 16, 1995 between RhoMed and Edward J. Quilty. Pursuant to this agreement, Mr. Quilty is serving as President and Chief Executive Officer of the Company and RhoMed. The initial term of the employment agreement was one year and it is automatically renewed for successive twelve-month periods unless either party gives written notice to the contrary, or unless the agreement is otherwise terminated. Mr. Quilty's minimum base salary is $300,000 per year; his current salary is $321,000 per year. The Company has agreed to reimburse Mr. Quilty for premiums and other payments to maintain a $1,000,000 term life insurance policy issued in 1992 for the benefit of Mr. Quilty and his designees. Mr. Quilty may also participate in any benefit plans available to other senior executives of the Company, and in any directors' and officers' liability insurance which the Company maintains. Pursuant to the employment agreement, RhoMed issued to Mr. Quilty an option to purchase common stock equal to a 10% fully diluted equity interest in RhoMed as of November 16, 1995, at a price of $0.01 per share, to vest in 36 equal increments monthly during the term of the employment agreement. By operation of the Merger, that option became an option for 107,816 shares of Common Stock at an exercise price of $0.22 per share (rounded to the nearest cent). To date, Mr. Quilty has exercised that option as to 47,918 shares. The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options with the same exercise price as the original option, so that Mr. Quilty shall, at all times, have options in the aggregate to purchase the number of shares of Common Stock (together with Common Stock purchased on the exercise of such options) equal to not less than 3.75% of the Company's outstanding Common Stock on a fully diluted basis. Pursuant to the anti-dilution protections, the Company has issued to Mr. Quilty additional anti-dilution options to purchase an aggregate of 152,799 shares of Common Stock, which options vest in equal monthly increments so as to become fully vested 36 months after the commencement of the employment agreement. For a period of five (5) years after the first anniversary of the Company's initial post-Merger public offering, Mr. Quilty has piggy-back registration rights as to all Common Stock which he owns. If the Company terminates the employment agreement for "cause," or if Mr. Quilty terminates the agreement without "good reason," then the Company's payment obligation is limited to amounts earned through the termination date, and the option will be exercisable only to the extent vested. If Mr. Quilty elects to terminate the employment agreement following a post-Merger change in control of the Company, then the Company's payment obligation is limited to amounts earned through the termination date, but the option will immediately become exercisable in full. If the Company terminates the employment agreement without cause, or in the event of Mr. Quilty's death or disability, or if Mr. Quilty terminates the employment agreement with good reason, then in addition to amounts earned through the termination date, the Company must pay Mr. Quilty one year of his then current base salary. "Cause," as defined in the employment agreement, consists of fraud, felony conviction, refusal to carry out instructions of the Board of Directors, or governmental disqualification (all as defined in the employment agreement). "Good reason," as defined in the employment agreement, consists of breach by the Company of its obligations under the employment agreement. The employment agreement also includes non-competition, confidentiality and indemnification covenants.

         Carl Spana, Ph.D., and Charles Putnam have each entered into employment agreements with the Company dated September 27, 1996, pursuant to which each is serving as an Executive Vice President of the Company for a three-year period commencing June 21, 1996. Effective June 21, 1997, the base salary for each is $160,500 per year. Each is entitled to participate in all bonus and benefit programs that the Company establishes, to the extent his position, tenure, salary, age, health and other qualifications make him eligible to participate. Each agreement allows either the Company or the employee to terminate the agreement on thirty (30) days' notice, and contains other provisions for termination by the Company for "cause," or by the employee for "good reason" after a "change in control" (all as these terms are defined in the respective agreements). Early termination may, in some circumstances, result in accelerated vesting of stock options and/or severance pay for a nine-month period at the rate of base salary, cash bonus and benefits then in effect. Each agreement contains non-competition and confidentiality covenants.



ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Set forth below is information, as of September 17, 1997, concerning the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owner of more than five percent (5%) of the Common Stock or Series A Convertible Preferred Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers of the Company as a group.


                                                                               Amount and Nature                   Percent of
Title of             Name and Address                                            of Beneficial     Percent of        Voting
 Class              of Beneficial Owner                                         Ownership (1)(2)      Class         Power(2)
--------       -------------------------------                                 -----------------   ----------      ----------

Common         Edward J. Quilty                                                      187,421(3)        5.9%              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         Carl Spana, Ph.D.                                                      85,059(4)        2.7%              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         Charles L. Putnam                                                      48,654(5)        1.6%              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         Michael S. Weiss                                                       26,828(6)           *              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         James T. O'Brien                                                        2,316(7)           *              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         John K.A. Prendergast, Ph.D.                                           12,923(8)           *              *
Stock          c/o Palatin Technologies, Inc.
               214 Carnegie Center, Suite 100
               Princeton, NJ 08540

Common         Lindsay A. Rosenwald, M.D.                                          1,283,056(9)       35.2%             15.2%
Stock          787 Seventh Avenue
               New York, NY 10019

Common         RAQ, LLC                                                              358,245(10)      11.8%              6.2%
Stock          787 Seventh Avenue
               New York, NY 10019

Common         Paramount Capital, Inc.                                               277,782(11)       8.4%              *
Stock          787 Seventh Avenue
               New York, NY 10019




                                                                               Amount and Nature                   Percent of
Title of             Name and Address                                            of Beneficial     Percent of        Voting
 Class              of Beneficial Owner                                         Ownership (1)(2)      Class         Power(2)
--------       -------------------------------                                 -----------------   ----------      ----------
Common         Paramount Capital Asset Management, Inc.                              580,535(12)      17.6%              9.1%
Stock          787 Seventh Avenue
               New York, NY 10019

Common         The Aries Trust                                                       397,197(13)      12.4%              6.3%
Stock          c/o MeesPierson (Cayman) Limited
               P.O. Box 2003
               British American Centre, Phase 3
               Dr. Roy's Drive
               George Town, Grand Cayman

Common         Aries Domestic Fund, L.P.                                             183,338(14)       5.9%              2.8%
Stock          787 Seventh Avenue
               New York, NY 10019

Common         Essex Woodlands Health Ventures, L.P.                                 302,419(15)       9.0%              5.2%
Stock            Fund III
               2170 Buckthorne, Suite 170
               The Woodlands, TX  77380

Series A       Lindsay A. Rosenwald, M.D.                                             23,778(16)      15.7%              3.5%
Preferred      787 Seventh Avenue
Stock          New York, NY 10019

Series A       Paramount Capital, Inc.                                                13,778(17)       9.1%              *
Preferred      787 Seventh Avenue
Stock          New York, NY 10019

Series A       Paramount Capital Asset Management, Inc.                               10,000(18)       7.3%              3.5%
Preferred      787 Seventh Avenue
Stock          New York, NY 10019

Series A       Essex Woodlands Health Ventures, L.P.                                  15,000          10.9%              5.2%
Preferred        Fund III
Stock          2170 Buckthorne, Suite 170
               The Woodlands, TX  77380

               All directors and executive officers as a                             370,815(19)      11.1%              1.4%
               group (seven (7) persons)

------------------
*Less than one percent.

(1)      With respect to Common  Stock,  this column  includes  shares of Common
         Stock   issuable  upon  exercise  of  options  or  warrants   currently
         exercisable or exercisable within 60 days following

         September 17, 1997, and shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock. No director or officer owns any Series A Convertible Preferred Stock. Beneficial ownership includes direct or indirect voting or investment power. All shares listed in the table are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted.

(2)      The  Common  Stock  has one  vote  for  each  share  and the  Series  A
         Convertible Preferred Stock has approximately 80.6 votes for each share, subject to adjustment upon the occurrence of certain events. Voting power is calculated on the basis of the aggregate of Common Stock and Series A Convertible Preferred Stock outstanding as of September 17, 1997. On September 17, 1997, there were 3,041,111 shares of Common Stock outstanding and 137,780 shares of Series A Convertible Preferred Stock outstanding, entitled to a maximum of 2,777,739 votes in the aggregate. In the case of Series A Convertible Preferred Stock voting separately as a class, voting power is equal to the percent of the class owned.

(3) Includes (i) 23,959 shares of Common Stock issuable upon exercise of options granted pursuant to RhoMed's 1995 Employee Incentive Stock Option Plan, of which options with respect to 17,969 shares of Common Stock are currently exercisable and options with respect to 5,990 shares of Common Stock will become exercisable within 60 days following September 17, 1997; (ii) 30,000 shares of Common Stock issuable upon exercise of options  granted  pursuant to the 1996 Stock  Option  Plan;
         (iii)  68,699  shares  of  Common  Stock   issuable  upon  exercise  of
         anti-dilution options granted by the Company, of which options with respect to 54,681 shares of Common Stock are currently exercisable and options with respect to 14,018 shares of Common Stock will become exercisable within 60 days following September 17, 1997; and (iv) 16,845 shares of Common Stock issuable upon exercise of non-plan options, of which options with respect to 10,107 shares of Common Stock are currently exercisable and options with respect to 6,738 shares of Common Stock will become exercisable within 60 days following September 17, 1997. Does not include 160,469 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1997.

(4) Includes (i) 49,464 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to RhoMed's 1995 Employee Incentive and Non-Qualified Stock Option Plans; (ii) 15,000 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan; and (iii) 8,922 shares of Common Stock issuable upon exercise of non-plan options. Does not include 42,576 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1997.

(5) Includes (i) 24,732 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to RhoMed's 1995 Employee Incentive and Non-Qualified Stock Option Plans; (ii) 15,000 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan; and (iii) 8,922 shares of Common Stock issuable upon exercise of non-plan options. Does not include 67,308 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1997.

(6) Includes (i) 11,587 shares of Common Stock issuable upon exercise of currently exercisable warrants; and (ii) 2,316 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1996 Stock Option Plan. Does not include 3,750 shares of

         Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1997.

(7) Represents 2,316 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1996 Stock Option Plan. Does not include 3,750 shares of Common Stock issuable upon exercise of options granted pursuant to the Option Plan not exercisable within 60 days following September 17, 1997.

(8) Includes 1,250 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the 1996 Stock Option Plan. Does not include 3,750 shares of Common Stock issuable upon exercise of options granted pursuant to the Option Plan not exercisable within 60 days following September 17, 1997.

(9) Includes (i) 66,494 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Dr. Rosenwald; (ii) 358,245 shares of Common Stock owned by RAQ, LLC, of which Dr. Rosenwald is President; (iii) 232,734 shares of Common Stock outstanding and 131,048 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Convertible Preferred Stock, owned by The Aries Trust, a Cayman Islands trust ("The Aries Trust"); (iv) 93,189 shares of Common Stock outstanding and 70,564 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Convertible Preferred Stock, owned by Aries Domestic Fund, L.P. ("Aries Domestic Fund") (v) 19,585 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; (vi) 33,415 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; and (vii) 277,782 shares of Common Stock issuable upon conversion of 13,778 shares of Series A Convertible Preferred Stock issuable upon exercise of warrants held by Paramount Capital, exercisable within 60 days following September 17, 1997. Dr. Rosenwald shares voting and investment power as to the foregoing shares. Dr. Rosenwald is the President of Paramount Capital and is the President, Chairman of the Board and sole shareholder of Paramount Capital Asset Management, Inc., which is the general partner of Aries Domestic Fund and the investment manager of The Aries Trust. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. Does not include (i) any shares of Common Stock owned by employees of Paramount Capital or Paramount Capital Investments of which Dr. Rosenwald is the Chairman of the Board and President, or
         (ii) warrants to purchase 6,250 shares of Common Stock which are issuable to Paramount Capital or its designees pursuant to a financial advisory services agreement.

(10) RAQ, LLC shares voting and investment power as to these shares. All of the shares of Common Stock owned by RAQ, LLC are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (9) above.

(11) Represents 277,782 shares of Common Stock issuable upon conversion of 13,778 shares of Series A Convertible Preferred Stock issuable upon exercise of placement agent warrants exercisable within 60 days following September 17, 1997. All of the shares purchasable by Paramount Capital are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (9) above.

(12) Includes (i) 232,734 shares of Common Stock outstanding and 131,048 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Convertible Preferred Stock, owned by The

         Aries Trust; (ii) 93,189 shares of Common Stock outstanding and 70,564 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Convertible Preferred Stock, owned by Aries Domestic Fund;
         (iii) 19,585 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; and (iv) 33,415 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust. Dr. Rosenwald and Paramount Capital Asset Management, Inc. share voting and investment power as to the foregoing shares. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. All of the shares owned or purchasable by Paramount Capital Asset Management, Inc. are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (9) above.

(13) Includes (i) 131,048 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Convertible Preferred Stock; and (ii) 33,415 shares of Common Stock issuable upon exercise of currently exercisable warrants. The Aries Trust shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by The Aries Trust are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (9) and (12) above.

(14) Includes (i) 70,564 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Convertible Preferred Stock; and (ii) 19,585 shares of Common Stock issuable upon exercise of currently exercisable warrants. Aries Domestic Fund shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by Aries Domestic Fund are also included in the beneficial ownership of Lindsay
         A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (9) and (12) above.

(15) Represents shares of Common Stock issuable on conversion of 15,000 shares of Series A Convertible Preferred Stock.

(16) Includes (i) 6,500 shares of Series A Convertible Preferred Stock owned by The Aries Trust; (ii) 3,500 shares of Series A Convertible Preferred Stock owned by Aries Domestic Fund; and 13,778 shares of Series A Convertible Preferred Stock issuable upon exercise of placement agent warrants held by Paramount Capital, exercisable within 60 days following September 17, 1997. Dr. Rosenwald shares voting and investment power as to the foregoing shares. See note (9) above.

(17) Represents shares of Series A Convertible Preferred Stock issuable upon exercise of placement agent warrants exercisable within 60 days following September 17, 1997. All of the shares purchasable by Paramount Capital are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (9) above.

(18) Includes (i) 6,500 shares of Series A Convertible Preferred Stock owned by The Aries Trust; and (ii) 3,500 shares of Series A Convertible Preferred Stock owned by Aries Domestic Fund. Paramount Capital Asset Management, Inc. shares voting and investment power as to the foregoing shares. See note (12) above.

(19) Includes 286,626 shares of Common Stock issuable on exercise of options and warrants, of which 259,880 are currently exercisable and 26,746 will become exercisable within 60 days following September 17, 1997. Does not include 304,446 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1997.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In December 1996 the Company engaged Paramount Capital to act as exclusive placement agent for the Series A Offering. Mr. Weiss and Dr. Prendergast, directors of the Company, recused themselves from voting on the matter, and the Series A Offering was approved by a vote of the disinterested directors. Mr. Weiss is Senior Managing Director of Paramount Capital and Paramount Capital Investments, an affiliate of Paramount Capital, and Dr. Prendergast is Managing Director of Paramount Capital Investments. As placement agent, Paramount Capital received a 9% commission, amounting to $1,240,020, and a 4% non-accountable expense allowance, amounting to $551,120, on the gross proceeds of the Series A Offering, for an aggregate total of $1,791,140, and Preferred Stock Placement Warrants to purchase 13,778 shares of Series A Convertible Preferred Stock, at an exercise price of $110 per share. The Company also agreed to indemnify Paramount Capital against certain liabilities, including liabilities arising under the Securities Act, in connection with the Series A Offering.

         Pursuant to the placement agency agreement for the Series A Offering, the Company entered into an introduction agreement with Paramount Capital (the "Introduction Agreement"), under which Paramount Capital acts as the Company's non-exclusive financial advisor for a minimum period of eighteen (18) months commencing January 1, 1997, and will receive (i) out-of-pocket expenses incurred in connection with services performed under the Introduction Agreement, (ii) a retainer of $72,000 and (iii) percentage or lump sum success fees in the event that Paramount Capital assists the Company in connection with certain financing and strategic transactions. The Introduction Agreement replaced a similar agreement in effect from September 1, 1996 through December 31, 1996, pursuant to which Paramount Capital received a retainer of $5,000 per month and a warrant to purchase 6,250 shares of Common Stock at $9.00 per share.

         Prior to the Merger, Paramount Capital served as placement agent for an offering of shares of RhoMed common stock (the "RhoMed Common Stock Offering") authorized by RhoMed's board of directors on March 4, 1996; the RhoMed Class B Offering authorized by RhoMed's board of directors on November 27, 1995; and the RhoMed Class A Offering authorized by RhoMed's board of directors on July 28, 1995. In the RhoMed Class A Offering, the RhoMed Class B Offering and the RhoMed Common Stock Offering, RhoMed paid Paramount Capital commissions and fees of $90,000, $110,500 and $1,254,000, respectively, and issued warrants to designees of Paramount Capital to purchase RhoMed common stock, which as a result of the Merger were converted into warrants to purchase 20,737 shares of Common Stock at $0.22 per share; 1,958 shares of Common Stock at $6.51 per share; and 177,796 shares of Common Stock at $6.51 per share, respectively.

         Effective April 1995, RhoMed entered into a letter of intent with Castle Group under which (i) Castle Group agreed to arrange for a line of credit of up to $300,000 to finance ongoing operations of RhoMed; (ii) Castle Group agreed to arrange for future financings for RhoMed; and (iii) RhoMed agreed to sell to Castle Group or its designees, for nominal consideration, 4,000,000 shares of RhoMed Series A Preferred Stock. This resulted, at the time of the investment, in Castle Group and affiliates of Castle Group obtaining majority ownership and control of RhoMed. Castle Group is owned by Lindsay A. Rosenwald, M.D., and is under common control with Paramount Capital. Pursuant to the letter of intent, RhoMed borrowed the maximum amount, and paid off the line of credit in full in September 1995. The average interest rate for the line of credit was 10.90% and the total interest paid was $8,005.

         On  July 24, 1995,  Michael  S.  Weiss  and  Carl  Spana,  Ph.D.,  were appointed to the board of directors of RhoMed. Dr. Spana was an employee of Castle Group at the time of his appointment to RhoMed's board of directors. The RhoMed Class A Offering was ratified by disinterested stockholders of RhoMed on August 15, 1995; the RhoMed Class B Offering was approved by disinterested directors with Mr. Weiss and Dr. Spana abstaining; and the placement agent for the RhoMed Common Stock Offering was selected by an offering committee of RhoMed's board of directors, consisting of disinterested directors.

         As a result of the RhoMed offerings described above, Dr. Rosenwald, Mr. Weiss, and Dr. Spana received equity securities of the Company in the following amounts: Dr. Rosenwald received warrants to purchase 15,079 shares of Common Stock at $0.22 per share and warrants to purchase 51,416 shares of Common Stock at $6.51 per share; RAQ, LLC, a company controlled by Dr. Rosenwald, received 414,267 shares of Common Stock; Mr. Weiss received 12,925 shares of Common Stock, warrants to purchase 1,464 shares of Common Stock at $0.22 per share and warrants to purchase 10,123 shares of Common Stock at $6.51 per share; and Dr. Spana received 11,673 shares of Common Stock.

         Dr. Rosenwald is the President, Chairman of the Board and sole stockholder of Paramount Capital Asset Management, Inc., the general partner of Aries Domestic Fund and investment manager of The Aries Trust (together, the "Aries Entities"). The Aries Entities taken together purchased the following equity securities: 10,000 shares of Series A Convertible Preferred Stock, convertible into 201,612 shares of Common Stock, 322,673 shares of Common Stock, warrants to purchase 4,608 shares of Common Stock at $2.71 per share, and warrants to purchase 13,824 shares of Common Stock at $.22 per share. Following the RhoMed Class A, Class B and Common Stock Offerings, Paramount Capital assigned to the Aries Entities those portions of Paramount Capital's placement agent warrants attributable to the investments of the Aries Entities, consisting of warrants to purchase 2,073 shares of Common Stock at $.22 per share and 32,497 shares of Common Stock at $6.51 per share.

         Mr. Quilty, Dr. Spana, Mr. Putnam and Non-Employee Directors have been granted options to purchase Common Stock. See Items 10 and 11.

         Buck A. Rhodes, Ph.D. was a director of RhoMed from inception until June 30, 1996, was President of RhoMed from inception until March 7, 1996, and was a director of the Company from June 25, 1996 through June 30, 1996. Under a consulting agreement dated March 7, 1996 between Dr. Rhodes and RhoMed, Dr. Rhodes was paid $51,023 in accrued salary and $36,000 as severance compensation for resigning from the board of RhoMed, and is being paid $6,833 per month from April 1996 through March 1998 for consulting services.



ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

         The following exhibits are filed with this Report, or incorporated by reference as noted:

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

3.1 Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 3, 1993. (c)

3.2 Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 19, 1996. (d)

3.3        Bylaws of the Company. (e)

3.4 Amended Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed on June 24, 1996. (f)

3.5 Amended Certificate of Designation of Series B Preferred Stock of the Company, filed on June 24, 1996. (g)

3.6 Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed on February 21, 1997. (e)

3.7 Amendment to the Restated Certificate of Incorporation of the Company, filed on September 5, 1997.**

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

4.4 Letter Agreement, dated as of April 28, 1995, between Aberlyn Capital Management Limited Partnership and RhoMed Incorporated. (b)

4.5 Stock Purchase and Modification Agreement, dated as of June 24, 1996, between Aberlyn Capital Management Limited Partnership, Aberlyn Holding Company, Inc. and RhoMed Incorporated. (b)

4.6        Specimen Certificate for Series A Convertible Preferred Stock. (e)

10.01 Lease between Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated dated December 18, 1992. (b)

10.02 Amendment, dated November 1, 1993, to Lease between Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)

10.03 Second Amendment, dated July 5, 1996, to Lease between Charles C. and Ellen C. France Revocable Trust and RhoMed Incorporated. (b)

10.04      RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. (b)*

10.05      RhoMed Incorporated 1995 Nonqualified Stock Option Plan. (b)*

10.06      1996 Stock Option Plan of the Company. (e)*

10.07 Employment Agreement dated as of November 16, 1995, between RhoMed Incorporated and Edward J. Quilty. (b)*

10.08 Employment Agreement dated as of September 27, 1996, between Palatin Technologies, Inc. and Carl Spana. (b)*

10.09 Employment Agreement dated as of September 27, 1996, between Palatin Technologies, Inc. and Charles Putnam. (b)*

10.10 Class C Warrant for the Purchase of shares of Common Stock issued to William I. Franzblau June 24, 1996. (b)

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

10.23 Form of Common Stock Purchase Agreement for the RhoMed Common Stock Offering, including registration rights referred to in the Form of Placement Agent Warrant for the RhoMed Common Stock Offering. (b)

10.24      Lease  between  Adelante   Development   Center,   Inc.  and  Palatin
           Technologies, Inc. dated October 10, 1996. (f)

10.25 License Option Agreement dated as of December 18, 1996, between Palatin Technologies, Inc. and Nihon Medi-Physics Co. Ltd. (j)

10.26 Lease between Carnegie 214 Associates Limited Partnership and Palatin Technologies, Inc. dated May 6, 1997.**

10.27 Lease between WHC-Six Real Estate, L.P. and Palatin Technologies, Inc. dated March 13, 1997.**

10.28 Amendment to Employment Agreement dated as of November 16, 1995, between RhoMed Incorporated and Edward J. Quilty.* **

16.1       Letter dated July 19, 1996 from Deloitte & Touche LLP. (k)

21.1       Current list of subsidiaries of the Company. (b)

27         Financial Data Schedule.**

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

                 *     A   management   contract   or   compensatory   plan   or
                       arrangement.

                 **    Filed as an exhibit to this Report.

                 (a) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated June 25, 1996, filed with the Commission on July 10, 1996.

                 (b) Incorporated by reference and previously filed as an exhibit to the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.

                 (c) Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

                 (d) Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

                 (e) Incorporated by reference and previously filed as an exhibit to the Company's Form 10-QSB/A Amendment No. 2 for the quarter ended March 31, 1997, filed with the Commission on July 17, 1997.

                 (f) Incorporated by reference to Exhibit 3.3 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

                 (g) Incorporated by reference to Exhibit 3.4 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

                 (h) Incorporated by Reference to Exhibit 4.1 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.

                 (i)   Incorporated   by  reference  to  Exhibit  10.24  of  the
                       Company's Form 10-QSB for the quarter ended September 30, 1996, filed with the Commission on November 13, 1996.

                 (j) Incorporated by reference to Exhibit 10.25 of the Company's Form 10-QSB/A Amendment No. 2 for the quarter ended December 31, 1996, filed with the Commission on September 12, 1997.

                 (k)   Incorporated   by   reference  to  Exhibit  16.1  of  the
                       Company's Form 8-K/A dated June 25, 1996, filed with the Commission on July 23, 1996.

b)    REPORTS ON FORM 8-K

      One report on Form 8-K was filed by the Company during the three months ended June 30, 1997. The report was filed on April 18, 1997, with a date of April 8, 1997, and reported on Item 5, Other Events, relating to an announcement of an interim closing on the Company's Series A Offering.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PALATIN TECHNOLOGIES, INC.



Date: September 26, 1997                By:  /s/ Edward J. Quilty
                                           --------------------------
                                           Edward J. Quilty
                                           Chairman of the Board, President and
                                           Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                   Titles                              Date
      ---------                   ------                              ----

/s/ Edward J. Quilty        Chairman of the Board,            September 26, 1997
--------------------------  President and Chief
                            Executive Officer
                            (principal executive officer)


/s/ Carl Spana              Executive Vice President          September 26, 1997
--------------------------  and Director
Carl Spana


/s/ John J. McDonough       Vice President and Chief          September 26, 1997
-------------------------   Financial Officer
John J. McDonough           (principal financial and
                            accounting officer)

/s/ Michael S. Weiss        Director                          September 26, 1997
-------------------------
Michael S. Weiss


/s/ James T. O'Brien        Director                          September 26, 1997
-------------------------
James T. O'Brien


/s/ John K.A. Prendergast   Director                          September 26, 1997
-------------------------
John K.A. Prendergast

                                TABLE OF CONTENTS
                              FINANCIAL STATEMENTS


The  following  financial  statements  of the  Company are filed as part of this
Report:


Report of Independent Public Accountants, Arthur Andersen LLP................F-1

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)....................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-8

                    Report of Independent Public Accountants
                    ----------------------------------------



To the Stockholders and Board of Directors of Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a Delaware corporation in the development stage) and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended June 30, 1997, the ten months ended June 30, 1996, the year ended August 31, 1995 and the period from inception (January 28, 1986) to June 30,
1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the periods indicated above, in conformity with generally accepted accounting principles.


                                              ARTHUR ANDERSEN LLP

Philadelphia, PA
  August 20, 1997

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets



                                                                                                    JUNE 30, 1997   JUNE 30, 1996
                                                                                                     ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $201,211
     at June 30, 1997 ............................................................................   $ 12,806,717    $  6,791,300
  Accounts receivable ............................................................................         84,562           4,574
  Prepaid expenses and other .....................................................................        174,996          66,430
                                                                                                     ------------    -------------
      Total current assets .......................................................................     13,066,275       6,862,304

Property and equipment, net ......................................................................        922,096          96,354
Intangibles, net of accumulated amortization of $103,743 and
  $91,336, respectively ..........................................................................         74,494          82,547
                                                                                                     ------------    -------------
                                                                                                     $ 14,062,865    $  7,041,205
                                                                                                     ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...............................................................................   $    316,273    $    214,424
  Accrued expenses ...............................................................................      1,472,905         769,260
  Current portion of long-term financing .........................................................        869,549         311,695
  Notes payable ..................................................................................         80,000               -
  Senior bridge notes, including note to related party of $110,000
    as of June 30, 1996 ..........................................................................              -       1,100,000
                                                                                                     -------------   -------------
      Total current liabilities ..................................................................      2,738,727       2,395,379

Notes payable ....................................................................................              -          80,000
Deferred license revenue .........................................................................        550,000               -
Long-term financing ..............................................................................        939,590       1,727,619
                                                                                                     -------------   -------------
                                                                                                        4,228,317       4,202,998
                                                                                                     -------------   -------------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 and 2,000,000 shares authorized and 137,780 and no shares issued as of
    June 30, 1997 and 1996, respectively .........................................................          1,378               -
  Common stock, $.01 par value, 75,000,000 and 25,000,000 shares authorized and 3,020,373 and 2,884,694 shares issued as of
    June 30, 1997 and 1996, respectively .........................................................         30,204          28,847
  Additional paid-in capital .....................................................................     23,740,864      10,890,935
  Warrants .......................................................................................        573,537               -
  Common stock earned but not issued .............................................................              -          53,030
  Treasury stock, no and 308 shares at cost, respectively ........................................              -          (1,667)
  Deferred compensation ..........................................................................     (1,078,333)              -
  Deficit accumulated during development stage ...................................................    (13,433,102)     (8,132,938)
                                                                                                     -------------   -------------
                                                                                                        9,834,548       2,838,207
                                                                                                     -------------   -------------

                                                                                                     $ 14,062,865    $  7,041,205
                                                                                                     =============   =============




The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations



                                                                     Inception
                                                                 (January 28, 1986)       Year        Ten Months           Year
                                                                      through            Ended           Ended            Ended
                                                                   June 30, 1997     June 30, 1997   June 30, 1996   August 31, 1995
                                                                 -----------------   -------------   -------------   ---------------
REVENUES:
     Grants and contracts .....................................       $  3,210,685     $   350,173    $          -    $          -
     License fees and royalties ...............................            684,296         350,000               -          64,296
     Product ..................................................            318,917          22,184          24,457          33,606
                                                                      -------------    ------------   -------------   -------------

          Total revenues ......................................          4,213,898         722,357          24,457          97,902
                                                                      -------------    ------------   -------------   -------------
OPERATING EXPENSES:
     Research and development .................................          7,806,391       3,409,983         869,896         619,354
     General and administrative ...............................          7,552,844       2,533,883       1,366,343         776,291
     Restructuring charge .....................................            284,000               -         284,000               -
     Net intangibles write down ...............................            259,334               -         259,334               -
                                                                      -------------    ------------   -------------   -------------
          Total operating expenses ............................         15,902,569       5,943,866       2,779,573       1,395,645
                                                                      -------------    ------------   -------------   -------------

OTHER INCOME (EXPENSES):
     Interest income ..........................................            367,389         296,009          10,515           2,744
     Interest expense .........................................         (1,417,850)       (374,664)       (459,308)       (343,865)
     Placement agent commissions and
          fees on debt offering ...............................           (168,970)              -        (168,970)              -
     Merger costs .............................................           (525,000)              -        (525,000)              -
                                                                      -------------    ------------   -------------   -------------

          Total other (expenses) ..............................         (1,744,431)        (78,655)     (1,142,763)       (341,121)
                                                                      -------------    ------------   -------------   -------------
NET LOSS ......................................................        (13,433,102)     (5,300,164)     (3,897,879)     (1,638,864)

PREFERRED STOCK DIVIDEND ......................................         (2,888,935)     (2,888,935)              -               -
                                                                      -------------    ------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO
     COMMON STOCKHOLDERS ......................................       $(16,322,037)    $(8,189,099)   $ (3,897,879)   $ (1,638,864)
                                                                      =============    ============   =============   =============

Weighted average number of common
     shares outstanding .......................................            559,609       2,924,073         585,356         309,548
                                                                      =============   =============   =============   =============

Net loss per common share .....................................       $     (29.17)   $      (2.80)   $      (6.66)   $      (5.29)
                                                                      =============   =============   =============   =============





The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)




                                                                              Preferred Stock
                                                                ------------------------------------------------------------
                                                                   Shares        Amount         Subscriptions     Receivable
                                                                -----------    ------------    ----------------  ------------
Balance at inception ........................................            -     $         -     $             -   $ -
   Preferred stock subscriptions ............................        4,000          (4,000)
   Issuance of shares from inception ........................            -               -                   -            -
   Net loss from inception ..................................            -               -                   -            -
                                                                -----------    ------------    ----------------  ------------
Balance, August 31, 1995 ....................................            -               -               4,000       (4,000)
   Preferred stock subscriptions ............................            -               -              (4,000)       4,000
   Issuance of preferred shares .............................    4,000,000           4,000                   -            -
   Issuance of common shares on
      $10,395,400 private placement .........................            -               -                   -            -
   Shares earned but not issued .............................            -               -                   -            -
   Issuance of common shares ................................            -               -                   -            -
   Net loss .................................................            -               -                   -            -
                                                                -----------    ------------    ----------------  -----------

Balance, June 25, 1996 ......................................    4,000,000           4,000                   -            -
  Conversion to Palatin Technologies, Inc. ..................   (4,000,000)         (4,000)                  -            -
                                                                -----------    ------------    ----------------  -----------
Adjusted balance, June 25, 1996 .............................            -               -                   -            -
  Shares outstanding of Palatin
    Technologies, Inc. ......................................            -               -                   -            -
  Issuance of common shares .................................            -               -                   -            -
  Purchase of treasury stock ................................            -               -                   -            -
                                                                -----------    ------------    ----------------  -----------

Balance, June 30, 1996 ......................................            -               -                   -            -
   Issuance of preferred shares, net of expenses ............      137,780           1,378                   -            -
   Shares earned but not issued .............................            -               -                   -            -
   Issuance of common shares ................................            -               -                   -            -
   Retirement of treasury stock .............................            -               -                   -            -
   Issuance of stock options below fair
     market value ...........................................            -               -                   -            -
   Amortization of deferred compensation ....................            -               -                   -            -
   Net loss .................................................            -               -                   -            -
                                                                 ----------    ------------    ----------------  -----------

Balance, June 30, 1997 ......................................      137,780     $     1,378     $             -   $        -
                                                                ===========    ============    ================  ===========



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                  - Continued -

                                                                          Common Stock
                                            -------------------------------------------------------------------
                                                                                                      Paid-in
                                                                           Additional   Earned but  Capital from
                                               Shares         Amount   Paid-in Capital  not Issued    Warrants
                                            ------------  -------------  -------------  ----------  ------------
Balance at inception .....................            -   $          -   $          -   $       -   $       -
   Preferred stock subscriptions .........            -              -              -           -           -
   Issuance of shares from inception .....    6,922,069      1,177,786              -     110,833     100,000
   Net loss from inception ...............            -              -              -           -           -
                                             -----------  -------------  -------------  ----------  ----------
Balance, August 31, 1995 .................    6,922,069      1,177,786              -     110,833     100,000
   Preferred stock subscriptions .........            -              -              -           -           -
   Issuance of preferred shares ..........            -              -              -           -           -
   Issuance of common shares on
      $10,395,400 private placement ......   41,581,600      9,139,303              -           -           -
   Shares earned but not issued ..........            -              -              -     266,743           -
   Issuance of common shares .............    1,054,548        458,977              -    (324,546)   (100,000)
   Net loss ..............................            -              -              -           -           -
                                             -----------  -------------  -------------  ----------  ----------

Balance, June 25, 1996 ...................   49,558,217     10,776,066              -      53,030           -
  Conversion to Palatin Technologies, Inc.  (46,807,465)   (10,748,558)    10,752,558           -           -
                                             -----------  -------------  -------------  ----------  ----------
Adjusted balance, June 25, 1996 ..........    2,750,752         27,508     10,752,558      53,030           -
  Shares outstanding of Palatin
    Technologies, Inc. ...................      108,188          1,082         (1,082)          -           -
  Issuance of common shares ..............       25,754            257        139,459           -           -
  Purchase of treasury stock .............            -              -              -           -           -
                                             -----------  -------------  -------------  ----------  ----------

Balance, June 30, 1996 ...................    2,884,694         28,847     10,890,935      53,030           -
   Issuance of preferred shares, net
     of expenses .........................            -              -     11,062,116           -     573,537
   Shares earned but not issued ..........            -              -              -     250,141           -
   Issuance of common shares .............      135,987          1,360        316,761    (303,171)          -
   Retirement of treasury stock ..........         (308)            (3)        (1,664)          -           -
   Issuance of stock options below fair
     market value ........................            -              -      1,472,716           -           -
   Amortization of deferred compensation .            -              -              -           -           -
   Net loss ..............................            -              -              -           -           -
                                             -----------  -------------  -------------  ----------  ----------
Balance, June 30, 1997 ...................    3,020,373   $     30,204   $ 23,740,864   $       -   $ 573,537
                                             ===========  =============  =============  ==========  ==========






The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  - Continued -


                                                                            Deficit
                                                                          Accumulated
                                                           Unamortized      During
                                               Treasury     Deferred     Development
                                                Stock     Compensation       Stage          Total
                                           ----------- ---------------  -------------   ------------
Balance at inception .....................  $       -   $         -    $          -     $          -
   Preferred stock subscriptions .........          -             -               -                -
   Issuance of shares from inception .....          -             -               -        1,388,619
   Net loss from inception ...............          -             -      (4,235,059)      (4,235,059)
                                            ----------  ------------   -------------    -------------
Balance, August 31, 1995 .................          -             -      (4,235,059)      (2,846,440)
   Preferred stock subscriptions .........          -             -               -                -
   Issuance of preferred shares ..........          -             -               -            4,000
   Issuance of common shares on
      $10,395,400 private placement ......          -             -               -        9,139,303
   Shares earned but not issued ..........          -             -               -          266,743
   Issuance of common shares .............          -             -               -           34,431
   Net loss ..............................          -             -      (3,897,879)      (3,897,879)
                                            ----------  ------------   -------------    -------------

Balance, June 25, 1996 ...................          -             -      (8,132,938)       2,700,158
  Conversion to Palatin Technologies, Inc.          -             -               -                -
                                            ----------  ------------   -------------    -------------
Adjusted balance, June 25, 1996 ..........          -             -      (8,132,938)       2,700,158
  Shares outstanding of Palatin
    Technologies, Inc. ...................          -             -               -                -
  Issuance of common shares ..............          -             -               -          139,716
  Purchase of treasury stock .............     (1,667)            -               -           (1,667)
                                            ----------  ------------   -------------    -------------

Balance, June 30, 1996 ...................     (1,667)            -      (8,132,938)       2,838,207
   Issuance of preferred shares, net
     of expenses .........................          -             -               -       11,637,031
   Shares earned but not issued ..........          -             -               -          250,141
   Issuance of common shares .............          -             -               -           14,950
   Retirement of treasury stock ..........      1,667             -               -                -
   Issuance of stock options below fair
     market value ........................          -    (1,472,716)              -                -
   Amortization of deferred compensation .          -       394,383               -          394,383
   Net loss ..............................          -             -      (5,300,164)      (5,300,164)
                                            ----------  ------------   -------------    -------------
Balance, June 30, 1997 ...................  $       -   $(1,078,333)    $(13,433,102)   $  9,834,548
                                            ==========  ============   ==============   =============


                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                            Inception
                                                        (January 28, 1986)        Year           Ten Months           Year
                                                             through             Ended             Ended             Ended
                                                          June 30, 1997      June 30, 1997     June 30, 1996    August 31, 1995
                                                         ----------------  ----------------  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................  $(13,433,102)    $ (5,300,164)    $ (3,897,879)     $ (1,638,864)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization ......................       374,494           65,920           68,005            85,947
      Interest expense on note payable ...................        72,691           19,304            6,667             8,000
      Accrued interest on long-term financing ............       796,038                -          293,380           320,709
      Accrued interest on short-term financing ...........         7,936         (100,000)         100,000             7,936
      Intangibles and equipment write down ...............       278,318                -          278,318                 -
      Equity and notes payable issued for expenses .......       546,188          250,141          174,147            10,350
      Settlement with consultant .........................       (28,731)               -                -                 -
      Deferred revenue ...................................       550,000          550,000                -                 -
      Amortization of deferred compensation ..............       394,383          394,383                -                 -
      Changes in certain operating assets and liabilities:
        Accounts receivable ..............................       (84,562)         (79,988)           1,052             2,557
        Prepaid expenses and other .......................      (174,996)        (108,566)         (46,678)           (5,206)
        Intangibles ......................................      (431,690)          (4,353)         (44,314)          (66,152)
        Accounts payable .................................       315,373          101,849          (91,433)          164,744
        Accrued expenses .................................       863,350           84,790          449,244            50,512
                                                            -------------    -------------    -------------     -------------
            Net cash used for operating activities .......    (9,954,310)      (4,126,684)      (2,709,491)       (1,059,467)
                                                            -------------    -------------    -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................      (614,934)        (279,705)         (26,577)           (4,294)
                                                            -------------    -------------    -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party .............       302,000                -                -           302,000
  Payments on notes payable, related party ...............      (309,936)               -          (23,286)         (286,650)
  Proceeds from senior bridge notes payable ..............     1,850,000                -          850,000         1,000,000
  Payments on senior bridge notes ........................    (1,850,000)      (1,000,000)        (850,000)                -
  Proceeds from notes payable and
    long-term financing ..................................     1,951,327                -                -           292,063
  Payments on notes payable and
    long-term financing ..................................      (420,236)        (230,175)         (65,000)          (92,384)
  Proceeds from paid-in capital from common
    stock warrants .......................................       100,000                -                -           100,000
  Proceeds from common stock, stock option
    issuances, net .......................................    10,117,442           14,950        9,143,303               345
  Proceeds from preferred stock, net .....................    11,637,031       11,637,031
  Purchase of treasury stock .............................        (1,667)               -           (1,667)                -
                                                            -------------    -------------    -------------     -------------

            Net cash provided by financing activities ....    23,375,961       10,421,806        9,053,350         1,315,374
                                                            -------------    -------------    -------------     -------------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS ....................................    12,806,717        6,015,417        6,317,282           251,613

CASH AND CASH EQUIVALENTS, beginning
     of period ...........................................             -        6,791,300          474,018           222,405
                                                            -------------    -------------    -------------     -------------

CASH AND CASH EQUIVALENTS, end of period .................  $ 12,806,717     $ 12,806,717     $  6,791,300      $    474,018
                                                            =============    =============    =============     =============



The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows





                                                                  Inception
                                                              (January 28, 1986)       Year         Ten Months           Year
                                                                   through            Ended            Ended            Ended
                                                                June 30, 1997      June 30, 1997   June 30, 1996   August 31, 1995
                                                              -----------------   --------------   -------------   ---------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest .................................      $      229,522   $     151,999   $      49,494    $       28,029
                                                                 ==============   =============   =============    ==============
NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment ...........................................      $          900   $           -   $           -    $            -
                                                                 ==============   =============   =============    ==============

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      common stock ........................................      $       74,187   $           -   $           -    $            -
                                                                 ==============   =============   =============    ==============
   Conversion of note payable to common stock..............      $       16,000   $           -   $                $            -
                                                                 ==============   =============   =============    ==============
   Common stock issued for equipment ......................      $        2,327   $           -   $           -    $            -
                                                                 ==============   =============   =============    ==============
   Common stock issued for expenses
      (included above) ....................................      $      679,715   $     394,383   $      174,147   $       10,350
                                                                 ==============   =============   ==============   ==============
   Common stock issued for accrued salaries
      and bonuses .........................................      $       16,548   $               $            -   $        9,858
                                                                 ==============   =============   ==============   ==============
   Interest paid in common stock ..........................      $      679,097   $      303,171  $      266,743   $      109,183
                                                                 ==============   =============   ==============   ==============























The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1)     ORGANIZATION ACTIVITIES:

        Nature of Business -- Palatin Technologies, Inc. ("Palatin" or the "Company") and its wholly-owned subsidiary, RhoMed Incorporated ("RhoMed"), is a development stage enterprise dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. On June 25, 1996, RhoMed merged into Palatin in a transaction accounted for as a reverse merger, with RhoMed deemed as the acquiror for account purposes (see Corporate History). As a result, the historical financial statements presented are those of RhoMed.

        Business Risk -- Since its inception, the Company has devoted substantially all of its efforts and resources to the research and development of its technologies. The Company has experienced operating losses in each year since its inception and, as of June 30, 1997, the Company had a deficit accumulated during the development stage of $13,433,102. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, achieving profitable operations.

        Corporate History -- Palatin, formerly Interfilm, Inc., was incorporated under the laws of the State of Delaware on November 21, 1986. From November 4, 1993 until May 10, 1995, the date on which the Board of Directors substantially curtailed the operations of the Company, the Company had been primarily engaged in the business of exploiting rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. On June 25, 1996, a newly formed, wholly-owned subsidiary of the Company, Interfilm Acquisition Corporation ("InSub"), a New Mexico corporation, merged with and into RhoMed, a New Mexico corporation, with all outstanding shares of RhoMed equity securities ultimately being exchanged for the Company's common stock (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Securities" as hereafter defined) receiving an aggregate of approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Securities"), including without limitation, any rights underlying RhoMed's qualified or non-qualified stock option plans, were automatically converted into rights upon exercise to receive the Company's common stock in the same manner in which the shares of RhoMed common stock were converted. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the surviving company (Palatin), the Merger was accounted for as a reverse merger. The business of RhoMed, conducted by Palatin since June 25, 1996, represents the on-going business of Palatin. Certain assets and liabilities of the Company and a subsidiary existing prior to the Merger, consisting principally of certain intellectual property and litigation claims against Sony Corporation of America and related entities, were transferred to an unaffiliated limited liability partnership for the benefit of the Company's stockholders of record as of June 21, 1996 (pre-Merger stockholders). The historical financial statements prior to June 25, 1996, are those of RhoMed, except that the stock transactions have been presented in the notes on an as if converted basis. References to the Company's activities, results of operations and financial condition prior to June 25, 1996 are to RhoMed unless otherwise specified. The merger costs of $525,000 have been charged to operations for the ten months ended June 30, 1996, and accrued expenses include $32,000 of this amount as of June 30, 1997.

        Charter Amendment -- On September 5, 1997, an amendment to the Restated Certificate of Incorporation of the Company (the "Amendment") was filed, which
(i) increased the total number of authorized shares of common stock (the "Common Stock") from 25,000,000 to 75,000,000, (ii) increased the total number of authorized shares of preferred stock from 2,000,000 to 10,000,000 and (iii) effected a 1-for-4 reverse split of Common Stock. The consolidated financial statements have been retroactively restated to reflect the Amendment.

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

        Cash and Cash Equivalents -- For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

        Fixed Assets -- Fixed assets consist of equipment, office furniture and leasehold improvements. Fixed assets are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of 5 years for equipment, 7 years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

        Intangible Assets -- Intangible assets consist of patents and deferred financing costs. Patents represent the costs capitalized to successfully obtain a patent registration. Internal costs to obtain and develop the patents have been expensed. Patents are included as intangible assets in the accompanying consolidated financial statements and are stated at cost, net of accumulated amortization. Amortization is recognized using the straight-line method over the estimated patent lives ranging up to 17 years. Unsuccessful patent costs and patents with no demonstrated future value are expensed when so determined by management.

        Impairment of Long-Lived Assets -- The Company complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value.

        Revenue Recognition -- The Company recognizes revenue on grants and contracts at the time such related expenses are incurred in compliance with contractual terms, license fees and royalties ratably over the term of the license or royalty agreement, and sales upon shipment.

        Research and Development Costs -- The costs of research and development activities are expensed as incurred.

        Stock Options and Warrants -- Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at an exercise price below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being expensed over the vesting period of the option.

        Income Taxes -- The Company and its subsidiaries intend to file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

        The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

        In accordance with SFAS 109, the Company has recorded valuation allowances against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

        Net Loss per Common Share -- Net loss per common share is calculated based upon the weighted average number of shares of Common Stock, on an as if converted basis, outstanding during each period. All options and warrants were excluded in the calculation of weighted average shares outstanding since their inclusion would have had an anti-dilutive effect.

        Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

        Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: the carrying amount reported on the balance sheet approximates the fair value for cash, short-term borrowings and current maturities of long-term debt; and the fair value for the Company's fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on the above, the amount reported on the balance sheet approximates the fair value.

(3)     RELATED PARTY TRANSACTIONS:

        During the fiscal year ended August 31, 1995, the Company encountered serious liquidity and working capital deficiencies. As a result, effective April 1995, the Company entered into a letter of intent with The Castle Group Ltd. ("Castle"), a company controlled by Lindsay A. Rosenwald, M.D. ("Dr. Rosenwald"), under which Castle agreed to arrange for a line of credit of up to $300,000 to finance ongoing operations; agreed to arrange for future financings; and the Company agreed to sell to Castle or its designees, for $4,000 consideration paid, 4,000,000 shares of preferred stock which converted into 466,952 shares of Common Stock. At the time the letter of intent was entered into with Castle, the Company was insolvent and its equity had nominal value; accordingly, the sale of preferred stock to Castle or its designees was recorded at the nominal $4,000 consideration paid. The issuance of the preferred stock to designees of Castle was consummated on October 25, 1995 and resulted in Dr. Rosenwald and his designees obtaining majority ownership and control of the Company on that date.

        On July 28, 1995, the Board of Directors approved an offering of senior bridge notes and warrants (the "Class A Offering"), for which Paramount Capital, Inc. ("Paramount"), of which Dr. Rosenwald is the Chairman, served as placement agent. Two of the then three members of the Board of Directors of RhoMed were employees of entities controlled by Dr. Rosenwald. The transaction and selection of the placement agent was ratified by disinterested stockholders on August 15, 1995. Paramount received (i) a cash commission equal to 6% of the gross proceeds from the sale of the units or $60,000, (ii) a non-accountable expense allowance equal to 3% of gross proceeds or $30,000 and (iii) placement agent's warrants, on the same terms as the warrants, equal to 15% of the Common Stock underlying the warrants issued in the Class A Offering. Additionally, investment funds managed by a company of which Dr. Rosenwald is president purchased senior bridge notes with a face value of $100,000 and warrants to purchase 13,824 shares of Common Stock at $.22 per share.

        On November 27, 1995, the Company's Board of Directors approved an offering of senior bridge notes and warrants (the "Class B Offering"), for which Paramount served as placement agent, which was approved by the two disinterested directors. Paramount received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units or $76,500, (ii) a non-accountable expense allowance equal to 4% of gross proceeds or $34,000 and (iii) placement agent's warrants at an exercise price of $6.52 per share but otherwise on the same terms as the warrants, equal to 5% of the Common Stock underlying the warrants issued in the Class B Offering. Additionally, investment funds managed by a company of which Dr. Rosenwald is president purchased senior bridge notes with a face value of $100,000 and warrants to purchase 4,608 shares of Common Stock at $2.72 per share.

        On March 4, 1996, the Board of Directors approved an offering of common stock (the "Common Stock Offering") and authorized an offering committee of the Board of Directors, consisting of the two disinterested directors, to determine the placement agent for the Common Stock Offering. The selection of Paramount as placement agent was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Common Stock Offering. The price per share of common stock in the Common Stock Offering of $5.44 was determined through negotiations between the Company and Paramount. On May 14, 1996, the disinterested directors approved an increase in the Common Stock Offering. Paramount received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units or $868,000, (ii) a non-accountable expense allowance equal to 4% of gross proceeds or $386,000 and (iii) placement agent's warrants, equal to 10% of the common stock issued in the Common Stock Offering, at an exercise price of $6.52 per common stock share, which are freely exercisable, terminate ten years from the date of issuance and have certain registration rights. Additionally investment funds managed by a company of which Dr. Rosenwald is president purchased 322,674 shares of Common Stock at $5.44 per share.

               On December 2, 1996, the Board of Directors approved an offering of Series A Preferred Convertible Stock (the "Series A Preferred Offering"), which was approved by the four disinterested directors. The selection of Paramount as placement agent was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Series A Preferred Offering. The Series A Preferred Convertible Stock is currently convertible into Common Stock at a price per share of Common Stock of $4.96, which represented a 15% discount to the average closing bid price of the Company's Common Stock for the twenty (20) consecutive trading days immediately preceding the final closing. The 15% discount on conversion of the Series A Preferred Convertible Stock to Common Stock was determined through negotiations between the Company and the placement agent. The 15% discount has been reflected in the Company's consolidated statement of operations as a dividend to the Series A Preferred Convertible Stock of $2,888,935. Paramount received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units or $1,240,020, (ii) a non-accountable expense allowance equal to 4% of gross proceeds or $551,120 and (iii) placement agent's warrants, equal to 10% of the Series A Preferred Convertible Stock issued in the Series A Preferred Offering at an exercise price of $110.00 per share of Series A Preferred Convertible Stock, which are freely exercisable commencing in November, 1997, terminate ten years from the date of issuance and have certain registration rights. The Company has valued those warrants at $573,537. In the Series A Preferred Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased 10,000 shares of Series A Preferred Convertible Stock at $100 per share.

        Management of the Company believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties.

(4)     PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:


                                               June 30,             June 30,
                                                 1997                 1996
                                             ------------         ------------
Office equipment                             $    263,827         $    202,960
Laboratory equipment                              145,310               76,929
Leasehold improvements                            750,008                    -
                                             ------------         ------------
                                                1,159,145              279,889
Less: Accumulated depreciation                    237,049              183,535
                                             ------------         ------------
                                             $    922,096         $     96,354
                                             ============         ============

(5)     INTANGIBLES:

        The Company owns or has rights to sixteen U.S. patents, eight pending U.S. patent applications, four allowed U.S. patent applications and nine
counterpart   patents  and  eight  pending   applications  in  selected  foreign
countries.

        For the ten month period ended June 30, 1996, $259,334 of previously capitalized patent costs relating to patents that were not being utilized for products in active development were written- off to expense. The write-off was based upon an evaluation by the new President and Chief Executive Officer and the management team of products in development and determination of the likelihood of product development and commercialization. Historical costs in each patent were used to determine the total write-off to expense.

        The Company has assigned its interest in several patents to secure long-term financing.

(6)     LONG-TERM FINANCING:

        The Company has a long-term financing agreement with Aberlyn Holding Co., Inc., and its affiliates (collectively "Aberlyn"). Aberlyn has, in a series of transactions, loaned to the Company approximately $1,800,000, secured by certain of the Company's patents, intellectual property and equipment. Certain fees and costs related to the borrowings have been deferred as intangible assets and are being amortized over the remaining terms of the arrangement using the effective interest method.

        The Company is obligated to make monthly principal and interest payments of $91,695 from June 1, 1997 through May 1, 1999. Payments of $20,000 per month through May 1, 1997 were applied to principal only; with interest accruing during this period at an annual effective rate of 15% and payable in the Company's Common Stock. On June 24, 1996, the Company issued an equivalent of 42,858 shares of Common Stock in payment of accrued interest of $324,546 through April 30, 1996. In addition, certain warrants held by Aberlyn were terminated. On May 15, 1997 the Company issued 63,910 shares of Common Stock in payment of accrued interest of $303,171 through April 30, 1997 at an immaterial discount of approximately $1.00 per share under the then fair market value of the Common Stock.

        Scheduled principal payments on the long-term financing at June 30, 1997, are as follows:


              Fiscal Year
              -----------
                  1998                                       $869,549
                  1999                                        939,590
                                                          -----------
                                                          $ 1,809,139


(7)     SENIOR BRIDGE NOTES:

        Class A Offering -- On July 28, 1995, the Company initiated the Class A Offering of 40 units, with each unit consisting of a $25,000 face amount senior bridge note and a warrant to purchase 3,456 shares of Common Stock at an exercise price of $.22 per share. All units were purchased, with net proceeds to the Company of approximately $907,000 after payment of the placement agent's commissions and expenses ($90,000) and offering expenses (approximately $3,000). The nominal exercise price for the warrants reflected the seriously troubled financial condition of the Company on the date of the transaction, and accordingly, no value was assigned to the warrants upon issuance. The senior bridge notes sold in the Class A Offering accrued interest at 1% per month, and were payable, with interest, one year from the date of issuance. In August and September of 1996, the Class A Offering notes with accrued interest were repaid in full. The warrants are exercisable at any time, terminate ten years from the date of issuance, and have certain registration rights.

        Class B Offering -- On November 27, 1995, the Company initiated the Class B Offering of up to 7.5 units at $100,000 per unit, subsequently increased to 8.5 units, with each unit consisting of a $100,000 face amount senior bridge note and a warrant to purchase an equivalent of 4,608 shares of common stock at an exercise price of $2.72. Net proceeds to the Company were $739,500 after payment of the placement agent's commissions and expenses ($110,500). Due to the seriously troubled financial condition of the Company on the date of the transaction, no value was assigned to the warrants upon issuance. The senior bridge notes sold in the Class B Offering accrued interest at 1% per month, and were payable, with interest 12 months from the date of issuance, unless accelerated under certain circumstances. On June 28, 1996, the Class B Offering notes with accrued interest were paid in full. The warrants are exercisable at any time, terminate five years from the date of issuance, have certain registration rights, and contain a call provision.

(8)     NOTES PAYABLE

        Notes payable consist of four ten year notes totaling $80,000. These notes were issued as part of a combined stock and debt offering during the fiscal year ended August 31, 1992. Each note is a promissory note in the face amount of $20,000, bearing interest at 10% per year, accruing annually. Principal and interest on the notes is due and payable by December 31, 1997.

(9)     COMMITMENTS AND CONTINGENCIES:

        Leases -- The Company leases two facilities in New Jersey under noncancellable operating leases. Future minimum lease payments under those two leases are as follows:


       Fiscal Year
       -----------
       1998                                  $   212,000
       1999                                      216,000
       2000                                      223,000
       2001                                      253,000
       2002                                      255,330
       2003 and therafter                      1,022,388


        Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices from New Mexico to New Jersey, the Company established a restructuring charge of $284,000. The restructuring charge represents severance costs of
$115,000 and facility closing expenses of $169,000. Five research and development and three administrative employees were severed as part of the relocation. Facility closing expenses consist primarily of costs related to lease termination and fixed asset disposals. Included in accrued expenses at June 30, 1997, is $144,316 of remaining restructuring charges.

        Employment Agreements -- On November 27, 1996, the Board of Directors of the Company ratified an employment agreement (the "Employment Agreement") with Edward J. Quilty ("Mr. Quilty") to serve as President and Chief Executive Officer, originally entered into with RhoMed prior to the Merger. Pursuant to the Employment Agreement, RhoMed agreed to grant Mr. Quilty an option to acquire such number of shares of common stock as equal a 10% fully diluted equity interest in the Company at an exercise price of $.22 per share, which option vests in 36 equal increments on each of the first 36 monthly anniversaries of the commencement of Mr. Quilty's employment with the Company, and may be accelerated or terminated in part on the happening of certain events (the "Initial Option"). The Employment Agreement further provides for anti-dilution options, pursuant to which Mr. Quilty will be issued options to acquire the number of shares that, when aggregated with the shares issuable pursuant to the Initial Option, equal not less than 3.75% of the shares of common stock of the Company. The Employment Agreement is for an initial period of one year, with automatic one year extensions, and provides that, on certain termination events, the portion of the options that would otherwise have terminated without vesting, vest and are exercisable upon termination, and also provides for specified termination pay.

        On September 27, 1996, the Board of Directors ratified two employment agreements with two of the officers of the Company. The agreements expire in June 1999 and provide for current annual salaries of $160,500. The agreements include specified termination pay and accelerated vesting of stock options under certain termination events.

        Consulting Agreements -- The Company is obligated under two consulting agreements to make payments totaling $76,500 in fiscal 1998.

        License Agreements -- The Company has two license agreements which require minium yearly payments. Future minium payments under the license agreements are as follows: 1998 - $100,000, 1999 - $100,000, 2000- $125,000,
2001 - $50,000 and 2002 - $50,000.

        Construction -- The Company is currently constructing a research and development facility in Edison, New Jersey. The Company is committed to a construction contract for approximately $666,000 as of June 30, 1997. The remaining services under such contract are expected to be completed in fiscal 1998.

        Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position or future results of operation.

(10)    STOCKHOLDERS' EQUITY (DEFICIT):

        The Company's Authorized Shares -- The Amendment, effective September 5, 1997, increased the number of shares of authorized Common Stock to 75,000,000, increased the number of shares of authorized preferred stock to 10,000,000, and effected a 1-for-4 reverse split of the Common Stock. The consolidated financial statements have been retroactively restated to reflect the Amendment.

        Preferred Stock Transactions -- On December 2, 1996, the Company commenced the Series A Preferred Offering of units at a price of $100,000 per unit, each unit consisting of 1,000 shares of Series A Convertible Preferred Stock. The final closing on the Series A Preferred Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Convertible Preferred Stock, for net proceeds to the Company of approximately $11,637,000, after deducting commission and other expenses of the Series A Preferred Offering.

        Optional Conversion. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the "Conversion Price". The current Conversion Price is $4.96, so each share of Series A Convertible
Preferred Stock is currently convertible into approximately 20.2 shares of Common Stock. The Conversion Price is subject to adjustment.

        Mandatory Conversion. Commencing May 9, 1998, the Company may, at its option, cause the conversion of the Series A Convertible Preferred Stock, in whole or in part, on a pro rata basis, into

Common Stock at the conversion rate in effect at that time, if the closing bid price of the Common Stock has exceeded 200% of the then applicable Conversion Price for at least twenty (20) trading days in any thirty (30) consecutive trading day period ending three (3) days prior to the date of conversion.

        Adjustments to the Conversion Price. The Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the Common Stock as of the date of such sale or issuance. The Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding.

        Conversion Price Reset Event. The Conversion Price is subject to adjustment on May 9, 1998 (the "Reset Date") if the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding the Reset Date (the "Reset Trading Price") is less than 130% of the then applicable Conversion Price (a "Reset Event"). Upon a Reset Event, the Conversion Price will be reduced to greater of (i) the Reset Trading Price divided by 1.3 or (ii) 50% of the Conversion Price in effect before the Reset Event.

        Common Stock Transactions -- On March 4, 1996, the Company initiated the Common Stock Offering of units at $100,000 per unit, with each unit consisting of 18,433 shares of Common Stock at a purchase price of $5.44 per share. The Common Stock Offering was terminated on June 24, 1996, with 96.454 units having been sold, realizing net proceeds of approximately $8,391,000, and resulting in the issuance of 1,777,961 shares of Common Stock.

        On June 24, 1996, and pursuant to the Merger, certain stockholders of Interfilm prior to the Merger and third parties purchased 138,249 shares of Common Stock at a purchase price of $5.44 per share, with net proceeds of approximately $748,000. In addition, and pursuant to the Merger, warrants to purchase 69,124 shares of Common Stock at an exercise price of $8.68 were issued to certain stockholders of Interfilm prior to the Merger and third parties. These warrants are exercisable at any time, terminate four years from the date of issuance, have certain registration rights, contain a call provision and are subject to adjustment in certain circumstances.

        In the ten months ended June 30, 1996, the Company issued 31,492 shares of Common Stock in exchange for services and recorded compensation expense for the fair market value of the shares.

        The Company commenced a private offering of preferred stock in fiscal 1994, and a private offering of units consisting of common stock and common stock warrants in fiscal 1995, both of which were terminated without having raised the minimum required for closing. Stock issuance costs incurred in connection with both offerings were expensed to operations in the fiscal year in which such costs were incurred.

        In February 1993, the Company sold 26,912 shares of Common Stock for net proceeds of approximately $577,000.

        In September 1992, the Company sold 12,288 shares of Common Stock for net proceeds of approximately $191,000.

        In December 1991, the Company issued a private offering memorandum for the sale of units consisting of 1,211 shares of Common Stock and a $20,000 note (see Note 8). Four units were sold for $25,000 per unit.

        All pre-Merger common stock issuances were for RhoMed common stock, subsequently converted into the Company's Common Stock as a result of the Merger, and were at issuance prices representing market value of the RhoMed common stock on the date of issuance.

        Outstanding Stock Purchase Warrants -- At June 30, 1997, the Company had the following warrants outstanding, all of which are currently exercisable except 2,777 warrants included in "Other Warrants."


                                             Common               Exercise Price                 Latest
         Warrant                         Stock Shares               per Share              Termination Date
--------------------------              --------------           ---------------           ----------------
Class A Offering                            114,055              $           .22                9/13/05
Class A Placement Agent                      20,737                          .22                9/13/05
Class B Offering                             39,170                         2.72                2/15/01
Class B Placement Agent                       1,958                         6.52                2/15/06
Common Stock Offering PlacementAgent        177,796                         6.52                6/25/06
Merger Warrants                              69,124                         8.68                6/24/00
Series A Preferred Offering
 Placement Agent                            277,782                         5.46                11/9/02
Other Warrants                               13,965              $9.00 - $282.00               12/12/06
                                        -----------              ---------------               --------
  Total                                     714,587              $ .22 - $282.00                6/25/06
                                        ===========              ===============               ========

The Class B Offering and Merger Warrants contain provisions providing for termination of the warrant if not exercised following notice of specified per share trading prices.

        Stock Option Plans -- The Company has one stock option plan currently in effect under which future grants may be issued, the 1996 Stock Option Plan, approved by the Company's stockholders on August 25, 1997, for which 625,000 shares of Common Stock are reserved.

        Prior to the Merger, the Company had adopted a 1993 Equity Incentive Plan, pursuant to which options for 6,687 Common Stock shares, giving effect to the Merger and Amendment, were granted and outstanding at June 30, 1997. No new shares can be issued under this Plan.

        Pursuant to the Merger, options which had been granted under RhoMed's four stock option plans constituted RhoMed Securities which were automatically converted into rights upon exercise to receive Common Stock in the same manner in which the shares of RhoMed common stock were converted.

        In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company has elected to adopt the disclosures of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and net loss attributable to common stockholders per share for the ten months ended June 30, 1996 would have been $4,060,901 and $7.58, respectively, while net loss and net loss attributable to common stockholders per share for the year ended June 30, 1997 was $5,695,856 and $2.94, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market value at the date of grant for options granted during 1996 and 1997 is estimated as $3.44 and $2.98 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 6.37% in 1996 and 6.60% in 1997, and an expected option life of 7 years.

        The status of the plans, including predecessor and replacement plans under which options remain outstanding, giving effect to the Merger, the Amendment and stockholder approval of the Company's 1996 Stock Option Plan, during the three years ended June 30, 1997, was as follows:

                                                    Incentive Stock Options                     Nonqualified Stock Options
                                            ------------------------------------------    ---------------------------------------
                                                                             Weighted                                    Weighted
                                             Number                           average       Number                        average
                                               of             Price          price per        of            Price        price per
                                             shares         per share          share        shares        per share        share
                                           ----------   -----------------    ----------    --------   --------------     ---------
Balance at inception                                -   $               -    $        -           -   $            -        $   -
    Granted                                    33,536        7.59 - 21.70                    57,583     6.51 - 21.70
    Terminated                                (3,248)               21.70                      (115)           21.70
                                           ----------   -----------------                 ----------  --------------
Outstanding, August 31, 1995                   30,288        7.59 - 21.70         16.72      57,468     6.51 - 21.70         11.69
    Granted                                   350,287          .22 - 5.42                    79,176       .22 - 5.42
    Interfilm, Inc. pre-Merger options          6,687     306.00 - 360.00                         -                -
    Terminated                                (8,928)        5.42 - 21.70                    (2,626)           21.70
                                           ----------   -----------------                 ---------   --------------
Outstanding, June 30, 1996                    378,334        .22 - 360.00         10.76     134,018      .22 - 21.70          8.21
    Granted                                    84,044         7.50 - 8.00                   100,905      5.44 - 8.00
    Terminated                               (54,958)                5.42                   (19,907)            5.42
    Exercised                                (47,918)                 .22                        -                 -
                                           ----------  ------------------                 ----------  --------------
Outstanding, June 30, 1997                    359,502        .22 - 360.00         12.26     215,016      .22 - 21.70          8.07
Exercisable, June 30, 1997                    148,392     $ .22 - $360.00        $23.14     146,028    $.22 - $21.70         $9.12
                                           ==========     ===============        ======    ========    =============         =====


        In addition, during the year ended June 30, 1997, the Company granted anti-dilution options to Mr. Quilty pursuant to his Employment Agreement to purchase 152,799 shares of Common Stock at $.20 per share, which were exercisable as to 33,656 shares as of June 30, 1997, and granted non-plan options to three executive officers to purchase an aggregate of 110,807 shares of Common Stock at $4.96 per share, none of which were exercisable as of June 30, 1997. There were no other outstanding non-plan options.

(11)    GRANTS AND CONTRACTS:

        The Company applies for and has received grants and contracts under the Small Business Innovative Research ("SBIR") program and other federally funded grant and contract programs. Since inception, approximately $2,876,173 of the Company's revenues have been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited. Most contract costs, including indirect costs, are subject to audit and adjustment by negotiation with government representatives.

(12)    LICENSING FEES AND ROYALTIES:

        In December 1996, the Company entered into an Option Agreement with Nihon Medi-Physics ("Nihon"), pursuant to which the Company received, in January 1997, an initial payment of $1,000,000 before Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment by recognizing license fee revenue of $350,000 and deferred license fee revenue of

$550,000. The deferred license fee revenue will be recognized as revenue when a license agreement is consummated. In the event that the parties can not agree on terms of a license agreement, the Company could be required to repay $550,000 of the initial payment back to Nihon. The agreement includes additional payments to the Company upon the attainment of certain milestones.

(13)    INCOME TAXES:

        The Company has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. A valuation allowance for the net deferred tax assets has been recorded at June 30, 1997, based on the weight of evidence that the deferred tax assets exceed the likely reversal of deferred tax liabilities and likely taxable income.

        The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the change in majority ownership relating to the Castle preferred stock transaction, the Common Stock Offering, the Merger, and the Series A Preferred Stock Offering, the Company most likely will not be able to fully realize the benefit of its net operating loss carryforwards.

(14)    COMPARISON WITH THE YEAR ENDED JUNE 30, 1996:

        As noted above, the Company changed its fiscal year end to June 30. Therefore, the following June 30, 1997 and 1996, selected financial information is presented for comparative purposes only (unaudited):


                                                        Year Ended
                                                         June 30,
                                           -------------------------------------
                                                1997                    1996
                                           -------------           -------------
Revenues                                   $    722,357            $     27,517
Research and development expenses             3,409,983                 953,730
General and administrative expenses           2,533,883               1,633,598
Other income (expenses)                         (78,655)             (1,687,853)
                                           -------------           -------------
Net loss                                   $ (5,300,164)           $ (4,247,664)
                                           =============           =============
Weighted average number of
  common shares outstanding                   2,924,073                 540,216
                                           =============           =============
Net loss per common share                  $      (1.81)           $      (7.86)
                                           =============           =============