Form 10QSB
period 1997-09-30
PALATIN TECHNOLOGIES INC
filed 1997-11-14
CIK 911216

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                      ------------------------------------



                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

As of November 12, 1997, 3,051,466 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:   |_| Yes     |X| No



================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                          PAGE
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     CONSOLIDATED BALANCE  SHEETS -- As of September
     30, 1997 and June 30,1997.......................................    Page 3

     CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three
     Months Ended September 30, 1997 and September 30,
     1996 and the Period from January 28, 1986
     (Commencement of Operations) through September 30, 1997.........    Page 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Three
     Months Ended September 30, 1997 and September 30, 1996
     and the Period From January 28, 1986 (Commencement
     of Operations) through September 30, 1997.......................    Page 5

     Notes to Consolidated Financial Statements......................    Page 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    Page 7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................   Page 10

Item 2.  Changes in Securities........................................   Page 10

Item 3.  Defaults Upon Senior Securities..............................   Page 11

Item 4.  Submission of Matters to a Vote of Security Holders..........   Page 11

Item 5.  Other Information............................................   Page 11

Item 6.  Exhibits and Reports on Form 8-K.............................   Page 11

Signatures............................................................   Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                                 PALATIN TECHNOLOGIES, INC.
                                              (A Development Stage Enterprise)
                                                 CONSOLIDATED BALANCE SHEETS


                                                                                             September 30, 1997    June 30, 1997
                                                                                               --------------     --------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of
    $185,000 and $201,211, respectively ....................................................   $    9,552,896     $   12,806,717
  Accounts receivable ......................................................................          485,529             84,562
  Prepaid expenses and other ...............................................................          150,841            174,996
                                                                                               ---------------    ---------------
      Total current assets .................................................................       10,189,266         13,066,275

Property and equipment, net ................................................................        1,411,297            922,096
Intangibles, net of accumulated amortization of $107,017 and
  $103,743, respectively ...................................................................           79,181             74,494
                                                                                               ---------------    ---------------
                                                                                               $   11,679,744     $   14,062,865
                                                                                               ===============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................................   $      227,183     $      316,273
  Accrued expenses .........................................................................        1,126,319          1,472,905
  Current portion of long-term financing ...................................................          907,608            869,549
  Notes payable ............................................................................           80,000             80,000
                                                                                               ---------------    ---------------
      Total current liabilities ............................................................        2,341,110          2,738,727

Deferred license revenue ...................................................................          550,000            550,000
Long-term financing ........................................................................          697,881            939,590
                                                                                               ---------------    ---------------

                                                                                                    3,588,991          4,228,317
                                                                                               ---------------    ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred  stock,  $.01 par value, 10,000,000
    shares  authorized and 137,780 shares issued as of
    September 30, 1997 and June 30, 1997, respectively .....................................            1,378              1,378
  Common stock, $.01 par value, 75,000,000 shares authorized and 3,051,478 and 3,020,373 issued as of September 30, 1997
    and June 30, 1997, respectively ........................................................           30,515             30,204
 Additional paid-in capital ................................................................       23,811,737         23,740,864
 Warrants ..................................................................................          573,537            573,537
 Deferred Compensation .....................................................................         (927,619)        (1,078,333)
 Deficit accumulated during development stage ..............................................      (15,398,795)       (13,433,102)
                                                                                               ---------------    ---------------
                                                                                                    8,090,753          9,834,548
                                                                                               ---------------    ---------------

                                                                                               $   11,679,744     $   14,062,865
                                                                                               ===============    ===============


      The accompanying notes to consolidated financial statements are an integral part of these statements.

                                               PALATIN TECHNOLOGIES, INC.
                                            (A Development Stage Enterprise)
                                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   INCEPTION
                                                                                (JANUARY 28, 1986)
                                               THREE MONTHS ENDED SEPTEMBER 30,     THROUGH
                                                     1997            1996       SEPTEMBER 30, 1997
                                                -------------   -------------   ------------------
REVENUES:
       Grants and contracts .................   $     33,967    $       --      $  3,244,652
       License fees and royalties ...........           --              --           684,296
       Product Sales ........................           --            22,184         318,917
                                                -------------   -------------   -------------
              Total revenues ................         33,967          22,184       4,247,865
                                                -------------   -------------   -------------

OPERATING EXPENSES:
        Research and development ............      1,389,782         645,972       9,196,173
        General and administrative ..........        680,234         496,445       8,233,078
        Restructuring charge ................           --              --           284,000
        Net intangibles write down ..........           --              --           259,334
                                                -------------   -------------   -------------
              Total operating expenses ......      2,070,016       1,142,417      17,972,585
                                                -------------   -------------   -------------


OTHER INCOME (EXPENSES):
         Interest income ....................        145,879          72,124         513,268
         Interest expense ...................        (75,523)       (129,271)     (1,493,373)
         Placement agent commissions and
               fees on debt offering ........           --              --          (168,970)
         Merger costs .......................           --              --          (525,000)
                                                -------------   -------------   -------------
                Total other income (expenses)         70,356         (57,147)     (1,674,075)
                                                -------------   -------------   -------------


NET LOSS ....................................     (1,965,693)     (1,177,380)    (15,398,795)

PREFERRED STOCK DIVIDEND ....................           --              --        (2,888,935)
                                                -------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO
     COMMON STOCKHOLDERS ....................   $ (1,965,693)   $ (1,177,380)   $(18,287,730)
                                                =============   =============   =============

Weighted average number of common
      shares outstanding ....................      3,038,406       2,884,407         613,552

Net loss per common share ...................          (0.65)          (0.41)         (29.81)
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

                                                PALATIN TECHNOLOGIES, INC.
                                             (A Development Stage Enterprise)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 INCEPTION
                                                                                             (JANUARY 28, 1986)
                                                            THREE MONTHS ENDED SEPTEMBER 30,      THROUGH
                                                                  1997            1996       SEPTEMBER 30, 1997
                                                             --------------  --------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...............................................   $ (1,965,693)   $ (1,177,380)   $(15,398,795)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization ......................         29,975          15,218         404,469
      Interest expense on note payable ...................          3,382           2,000          76,073
      Accrued interest on long-term financing ............           --            86,242         796,038
      Accrued interest on short-term financing ...........           --          (100,000)          7,936
      Intangibles and equipment write down ...............           --              --           278,318
      Equity and notes payable issued for expenses .......           --              --           546,188
      Settlement with consultant .........................           --              --           (28,731)
      Deferred license revenue ...........................           --              --           550,000
      Amortization of deferred compensation ..............        215,714            --           610,097
      Changes in certain operating assets and liabilities:
        Accounts receivable ..............................       (400,967)        (14,714)       (485,529)
        Prepaid expenses and other .......................         24,154         (22,214)       (150,842)
        Intangibles ......................................         (7,961)        (11,736)       (439,651)
        Accounts payable .................................        (89,090)         30,124         226,283
        Accrued expenses .................................        249,583        (171,744)      1,112,933
                                                             --------------  -------------   -------------

            Net cash used for operating activities .......     (1,940,903)     (1,364,204)    (11,895,213)
                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................     (1,115,452)        (53,610)     (1,730,386)
                                                             -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party .............           --              --           302,000
  Payments on notes payable, related party ...............           --              --          (309,936)
  Proceeds from senior bridge notes payable ..............           --              --         1,850,000
  Payments on senior bridge notes ........................           --        (1,000,000)     (1,850,000)
  Proceeds from notes payable and long term financing ....           --              --         1,951,327
  Payments on notes payable and
    long-term financing ..................................       (203,650)        (60,000)       (623,886)
  Proceeds from common stock, stock option
    issuance's, net ......................................          6,184            --        10,223,626
  Proceeds from preferred stock ..........................           --              --        11,637,031
  Purchase of treasury stock .............................           --              (250)         (1,667)
                                                             -------------   -------------   -------------

            Net cash used for financing activities .......       (197,466)     (1,060,250)     23,178,495
                                                             -------------   -------------   -------------


NET DECREASE IN CASH .....................................     (3,253,821)     (2,478,064)      9,552,896

CASH AND CASH EQUIVALENTS, beginning of period ...........     12,806,717       6,791,300            --
                                                             -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period .................   $  9,552,896    $  4,313,236    $  9,552,896
                                                             =============   =============   =============



     The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             Notes to Consolidated Financial Statements (Unaudited)

(1)      ORGANIZATION ACTIVITIES:

     Nature  of  Business  --  Palatin  Technologies,  Inc.  ("Palatin"  or  the
"Company") is a development stage enterprise dedicated to developing and commercializing products and technologies for diagnostic imaging, cancer therapy and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies.

     Business Risk -- Since its inception, the Company has devoted substantially all of its efforts and resources to the research and development of its technologies. The Company has experienced operating losses in each year since its inception and, as of September 30, 1997, the Company had a deficit accumulated during the development stage of $15,398,795. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, achieving profitable operations.

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

(2)      BASIS OF PRESENTATION:

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997 and June 30, 1997, and the results of operations for the three month period ended September 30, 1997 and 1996 and cash flows for the three months ended September 30, 1997 and 1996, and for the period from inception (January 28, 1986) to September 30, 1997. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1998.

     The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997, the ten months ended June 30, 1996 and the fiscal year ended August 31, 1995 filed with the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation - The consolidated financial statements include the accounts of Palatin and its wholly owned subsidiary, RhoMed Incorporated ("RhoMed"). The remaining subsidiaries of Palatin - Interfilm Technologies, Inc., Ediflex Digital Systems, Inc. and Production Equipment Leasing Corp. LP - are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Cash and Cash Equivalents - For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company will not have a material impact on earnings per share.



(4)      PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following at:

                                          September 30,          June 30,
                                              1997                 1997
                                          ------------         ------------
Office equipment                          $    332,069         $    263,827
Laboratory equipment                           211,867              145,310
Leasehold improvements                       1,131,112              750,008
                                          ------------         ------------
                                             1,675,048            1,159,145
Less: Accumulated depreciation                 263,751              237,049
                                          ------------         ------------
                                          $  1,411,297         $    922,096
                                          ============         ============


(5)      COMMITMENTS AND CONTINGENCIES:

     Construction -- The Company has constructed a research and development facility in Edison, New Jersey. The Company is committed to a construction contract for approximately $55,580 as of September 30, 1997. The remaining services under such contract are expected to be completed in fiscal 1998.

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

     Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements express or implied by such forward looking statement.

     The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products, problems or delays with clinical trials, failure to receive or delays in receiving regulatory approval, lack of enforceability of patents and proprietary rights, industry capacity, industry trends, competition, material costs and availability, changes in business strategy or development plans, quality of management, availability of capital, availability of qualified personnel, the effect of government regulation and other risks detailed in the Company's Commission filings, including the Company's Form 10-KSB for the year ended June 30, 1997. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of when expenses are incurred.

RESULTS OF OPERATIONS

     Three Month Period Ended September 30, 1997 Compared to Three Month Period Ended September 30, 1996.

     Grants and contracts - During the three month period ended September 30, 1997, the Company completed its four Phase I grants under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services. Grant revenue from these grants was $33,967 in the three month period ended September 30, 1997, compared to no revenues in the three month period ended September 30, 1996.

     Sales - There was no revenue from the sale of products in the three month period ended September 30, 1997, compared to $22,184 in the three month period ended September 30,1996. During the fiscal year ended June 30, 1997 the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales.

     Research and development expenses increased to $1,389,782 for the three month period ended September 30, 1997 compared to $645,972 for the three month period ended September 30, 1996. The Company substantially increased research and development spending, primarily relating to development of the LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's MIDAS technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands manufacturing efforts and initiates clinical trials on the LeuTech product and significantly expands its efforts to develop the MIDAS technology, including the hiring of scientists and the acquisition of equipment and supplies.

     General and administrative expenses increased to $680,234 for the three month period ended September 30, 1997 compared to $496,445 for the three month period ended September 30, 1996. The increase in general and administrative expenses were mainly attributable to the amortization, totaling $216,000, of the value of options issued to consultants and the value of options granted at exercise prices below the then current market price of the Company's Common Stock. General and administrative expenses are expected to remain consistent with the current levels through the remainder of fiscal year 1998.

     Interest income increased to $145,879 for the three month period ended September 30, 1997 compared to $72,124 for the three month period ended September 30, 1996. The increase in interest income is primarily the result of interest on net proceeds from the Company's Series A Convertible Preferred Stock Offering.

     Interest  expense  decreased  to $75,523 for the three month  period  ended
September 30,1997 compared to $129,271 for the three month period ended September 30, 1996. The decrease is mainly due to the repayment by the Company of certain notes, the principal amount of which was $1,000,000, in August and September of 1996. Interest expense is expected to remain at current levels through the remainder of fiscal year 1998.

     Net loss increased to $1,965,693 for the three month period ended September 30, 1997 compared to $1,177,380 for the three month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has incurred net operating losses and, as of September 30, 1997, had an accumulated deficit of $15,398,795. The Company has financed its net operating losses through September 30, 1997 by a series of debt and equity financings. At September 30, 1997, the Company had cash and cash equivalents of $9,552,896.

     For the three months ended September 30, 1997, the net decrease in cash amounted to $3,253,821. Cash used for operating activities was $1,940,903, net cash used for investing activities was $1,115,452, and cash used for financing activities was $197,466.

     Pursuant to the License Option Agreement with Nihon Medi-Physics Ltd. ("Nihon"), Nihon can maintain its option to license certain products based on the Company's MIDAS technology provided Nihon makes certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license at any time upon notice and payment of additional monies to the Company. In the event that the parties cannot agree on terms of a license agreement, then the Company may be required to repay $550,000 to Nihon. There can be no assurance that the Company and Nihon will ever enter into a definitive license agreement, that additional payments provided for in the License Option Agreement will be made, or that a strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

     Pursuant to the terms of certain notes payable to stockholders, the principal of which aggregates $80,000, repayment of principal and interest is required in the second quarter of the fiscal year ending June 30, 1998.

     The Company's monthly payments on long-term financing provided by Aberlyn Holding Company are $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

     In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey, with the lease term expected to commence August 1, 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

     Effective August 1, 1997, the Company entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments are approximately $97,000 per year.

     The Company has entered into two license agreements, which require minimum yearly payments. Future minimum payments under the license agreements are as follows: 1998 - $100,000, 1999 - $100,000, 2000 - $125,000, 2001 - $50,000 and
2002 - $50,000.

     The Company believes that is has sufficient cash and cash equivalents to fund the Company's projected debt obligations and fund projected operations for fiscal year 1998.

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

     The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its MIDAS technology and its direct radiolabeling technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.


                           PART II - OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS.

     None.



ITEM 2.           CHANGES IN SECURITIES.

     During the three months ended September 30, 1997 the Company sold the following shares of Common Stock which were not registered under the Securities
Act:

                                                                       TOTAL
    DATE               NUMBER OF SHARES           SOLD TO         OFFERING PRICE
    ----               ----------------           -------         --------------
July 9, 1997                6,912             Warrant Holder          $1,500
September 22, 1997          3,456             Warrant Holder            $750


None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction involved the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering.



ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

     None.



ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On August 21, 1997, and as adjourned to August 25, 1997, at a special meeting of stockholders, the following matters were adopted: (i) the Company's 1996 Stock Option Plan, (ii) an amendment to the Company's Certificate of Incorporation increasing the authorized shares of capital stock from 27,000,000 to 85,000,000 shares, of which 75,000,000 are Common Stock and 10,000,000 are preferred stock, and (iii) amendments to the Certificate of Incorporation authorizing a reverse stock split, which reverse split was subsequently set by the Board of Directors of the Company at 1-for-4. The vote and related matters were reported in Item 4 of the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997.



ITEM 5.           OTHER INFORMATION.

     On October 14, 1997, the Company's Common Stock began trading on The Nasdaq SmallCap Market(sm) under the symbol "PLTN."

     On October 15, 1997, the Company announced it had submitted an Investigational New Drug application to the U.S. Food and Drug Administration for company sponsored clinical trials of LeuTech (tm), the Company's kit packaged radiolabeled infection imaging system.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

         27       Financial Data Schedule.

         (B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Palatin Technologies, Inc.
                                            (Registrant)



                                             /s/ Edward J. Quilty
Date: November 14, 1997                     -------------------------
                                            Edward J. Quilty
                                            Chairman of the Board, President
                                            and Chief Executive Officer



                                             /s/ Stephen T. Wills
Date: November 14, 1997                     -------------------------
                                            Stephen T. Wills
                                            Vice President and Chief Financial
                                            Officer (principal financial and
                                            accounting officer)