Form 10QSB
period 1997-12-31
PALATIN TECHNOLOGIES INC
filed 1998-02-13
CIK 911216

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------
                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-22686

                              -------------------

                           PALATIN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                      95-4078884
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


    214 CARNEGIE CENTER - SUITE 100
        PRINCETON, NEW JERSEY                               08540
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (609) 520-1911

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 12, 1997, 3,161,612 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]      No  [X]

================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

    CONSOLIDATED BALANCE SHEETS -- As of December 31, 1997
     and June 30,1997....................................................Page 3

    CONSOLIDATED STATEMENTS OF OPERATIONS --For the Three and Six
      Months Ended December 31, 1997 and December 31, 1996 and
      the Period from January 28, 1986 (Commencement of
      Operations) through December 31, 1997..............................Page 4

    CONSOLIDATED STATEMENTS OF CASH FLOWS --
      For the Three and Six Months Ended December 31, 1997 and
      December 31, 1996 and the Period From January 28, 1986
      (Commencement of Operations) through December 31, 1997.............Page 5

    Notes to Consolidated Financial Statements...........................Page 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................Page 9

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.............................................Page 11

  Item 2.  Changes in Securities and Use of Proceeds.....................Page 11

  Item 3.  Defaults Upon Senior Securities...............................Page 12

  Item 4.  Submission of Matters to a Vote of Security Holders...........Page 12

  Item 5.  Other Information.............................................Page 12

  Item 6.  Exhibits and Reports on Form 8-K..............................Page 12

Signatures...............................................................Page 12

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements


                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                   December 31, 1997        June 30, 1997
                                                                                      (unaudited)             (audited)
                                                                                  -------------------      -----------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $185,000                         $ 7,144,772           $ 12,806,717
  Accounts receivable                                                                                -                 84,562
  Prepaid expenses and other                                                                   241,426                174,996
                                                                                       ----------------       ----------------
      Total current assets                                                                   7,386,198             13,066,275

Property and equipment, net                                                                  1,661,974                922,096
Intangibles, net of accumulated amortization of $110,199 and
  $103,743, respectively                                                                        79,288                 74,494
                                                                                       ----------------       ----------------
                                                                                           $ 9,127,460           $ 14,062,865
                                                                                       ================       ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                    $ 1,126,294            $ 1,789,178
  Current portion of long-term debt                                                            947,414                869,549
  Notes payable                                                                                      -                 80,000
                                                                                       ----------------       ----------------
      Total current liabilities                                                              2,073,708              2,738,727

Deferred license revenue                                                                       550,000                550,000
Long-term debt, net of current portion                                                         445,541                939,590
                                                                                       ----------------       ----------------

                                                                                             3,069,249              4,228,317
                                                                                       ----------------       ----------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 and 2,000,000 shares authorized and 137,780 shares issued as of  December 31, 1997
    and June 30, 1997, respectively                                                              1,378                  1,378
  Common stock, $.01 par value, 75,000,000 and 25,000,000 shares authorized and 3,061,846 and 3,020,373 issued as of
    December 31, 1997 and June 30, 1997, respectively                                           30,619                 30,204
 Additional paid-in capital                                                                 23,813,883             23,740,864
 Warrants                                                                                      573,537                573,537
 Deferred Compensation                                                                        (763,186)            (1,078,333)
 Deficit accumulated during development stage                                              (17,598,020)           (13,433,102)
                                                                                       ----------------       ----------------
                                                                                             6,058,211              9,834,548
                                                                                       ----------------       ----------------

                                                                                           $ 9,127,460           $ 14,062,865
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                                   Inception
                                                                                                               (January 28, 1986)
                                              Three Months Ended December 31,   Six Months Ended December 31,       through
                                                 1997                1996            1997             1996     December 31, 1997
                                              -------------    -------------    ------------     -----------    ---------------

REVENUES:
       Grants and contracts                     $          -      $        -      $   33,967    $          -    $  3,244,652
       License fees and royalties                          -               -               -               -         684,296
       Product Sales                                       -               -               -          22,184         318,917
                                                -------------   -------------   -------------   -------------   -------------
              Total revenues                               -               -          33,967          22,184       4,247,865
                                                -------------   -------------   -------------   -------------   -------------


OPERATING EXPENSES:
        Research and development                   1,474,070         562,315       2,863,848       1,250,267      10,670,239
        General and administrative                   799,379         492,103       1,479,616         946,568       9,032,460
        Restructuring charge                              -                -               -               -         284,000
        Net intangibles write down                        -                -               -               -         259,334
                                                -------------   -------------   -------------   -------------   -------------
              Total operating expenses            2,273,449       1,054,418        4,343,464       2,196,835      20,246,033
                                                -------------   -------------   -------------   -------------   -------------


OTHER INCOME (EXPENSES):
         Interest income                             122,879          50,571         268,758         122,695         636,147
         Interest expense                            (48,656)        (87,001)       (124,179)       (216,272)     (1,542,029)
         Placement agent commissions and
               fees on debt offering                       -               -               -               -        (168,970)
         Merger costs                                      -               -               -               -        (525,000)
                                                -------------   -------------   -------------   -------------   -------------
                Total other income (expenses)         74,223         (36,430)        144,579         (93,577)     (1,599,852)
                                                -------------   -------------   -------------   -------------   -------------


NET LOSS                                          (2,199,226)     (1,090,848)     (4,164,918)     (2,268,228)    (17,598,020)

PREFERRED STOCK DIVIDEND                                   -               -               -               -      (2,888,935)
                                                -------------   -------------   -------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO
     COMMON STOCKHOLDERS                        $ (2,199,226)   $ (1,090,848)   $ (4,164,918)   $ (2,268,228)   $(20,486,955)
                                                =============   =============   =============   =============   =============

Weighted average number of common
      shares outstanding                           3,044,695      11,574,122       3,038,695      11,555,875         673,135

Net loss per common share                              (0.72)          (0.09)          (1.37)          (0.20)         (30.44)
                                                =============   =============   =============   =============   =============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                                       Inception
                                                                    Six Months Ended December 31,  (January 28, 1986)
                                                                                                       through
                                                                        1997            1996      December 31, 1997
                                                                   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (4,164,918)   $ (2,268,228)   $(17,598,020)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                      87,918          32,673         462,412
      Interest expense on note payable                                        -           4,000          72,691
      Accrued interest on long-term financing                                 -         153,082         796,038
      Accrued interest on short-term financing                                -        (100,000)          7,936
      Intangibles and equipment write down                                    -               -         278,318
      Equity and notes payable issued for expenses                            -               -         546,188
      Settlement with consultant                                              -               -         (28,731)
      Deferred license revenue                                                -               -         550,000
      Amortization of deferred compensation                             380,147               -         774,530
      Changes in certain operating assets and liabilities:
        Accounts receivable                                              84,562           4,303               -
        Prepaid expenses and other                                      (66,430)        (29,398)       (241,426)
        Intangibles                                                     (11,250)        (97,546)       (442,940)
        Accounts payable and accrued expenses                          (662,884)       (428,854)        518,839
                                                                    ------------   -------------   -------------
            Net cash used for operating activities                   (4,352,855)     (2,729,968)    (14,304,165)
                                                                    ------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (821,341)        (60,413)     (1,436,275)
                                                                    ------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                                  -               -         302,000
  Payments on notes payable, related party                                    -               -        (309,936)
  Proceeds from senior bridge notes payable                                   -               -       1,850,000
  Payments on senior bridge notes                                             -      (1,000,000)     (1,850,000)
  Proceeds from notes payable and long term financing                         -               -       1,951,327
  Payments on notes payable and
    long-term financing                                                (496,184)        (82,706)       (916,420)
  Proceeds from common stock, stock option
    issuance's and warrants, net                                          8,435           9,999      10,225,877
  Proceeds from preferred stock                                               -               -      11,637,031
  Purchase of treasury stock                                                  -               -          (1,667)
                                                                    ------------   -------------   -------------
            Net cash (used for) provided by financing activities       (487,749)     (1,072,707)     22,888,212
                                                                    ------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH                                      (5,661,945)     (3,863,088)      7,147,772

CASH AND CASH EQUIVALENTS, beginning of period                       12,806,717       6,791,300               -
                                                                    ------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                           $  7,144,772    $  2,928,212    $  7,147,772
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

         Business Risk -- Since its inception, the Company has devoted substantially all of its efforts and resources to the research and development of its technologies. The Company has experienced operating losses in each year since its inception and, as of December 31, 1997, the Company had a deficit accumulated during the development stage of $17,598,020. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, achieving profitable operations.

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

(2)      BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1997 and June 30, 1997, and the results of operations for the three and six month periods ended December 31, 1997 and 1996 and cash flows for the six months ended December 31, 1997 and 1996, and for the period from inception (January 28, 1986) to December 31, 1997. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1998.

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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share are determined. Adoption of this statement by the Company will not have a material impact on earnings per share.



(4)      PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following at:

                                          December 31,                June 30,
                                             1997                      1997
                                       ---------------           ---------------

    Office equipment                    $     344,692             $     263,827
    Laboratory equipment                      361,455                   145,310
    Leasehold improvements                  1,274,338                   750,008
                                        -------------             -------------
                                            1,980,485                 1,159,145
    Less: Accumulated depreciation            318,511                   237,049
                                        -------------             -------------
                                        $   1,661,974             $     922,096
                                        =============             =============


(5)      LONG - TERM DEBT:

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

         The Company is obligated to make monthly principal and interest payments of $91,695 from June 1, 1997 through May 1, 1999. Payments of $20,000 per month through May 1, 1997 were applied to principal only; with interest accruing during this period at an annual effective rate of 15% and payable in the Company's Common Stock. Accrued interest of $324,546 through April 30, 1996 was paid by issuance of 42,858 shares of Common Stock. Accrued interest of $303,171 through April 30, 1997 was paid by issuance of 63,910 shares of Common Stock issued in payment of at an immaterial discount of approximately $1.00 per share under the then fair market value of Common Stock.

         Scheduled principal payments on the long-term debt at December 31, 1997, are as follows:

                         1998                       $947,414

                         1999                        445,541

(6)      COMMITMENTS AND CONTINGENCIES:

         Construction -- The Company has constructed a research and development facility in Edison, New Jersey. The Company is committed to a construction contract for approximately $30,000 as of December 31, 1997. The remaining services under such contract are expected to be completed in fiscal 1998.

         Leases -- The Company leases two facilities in New Jersey under noncancellable operating leases. Future minimum lease payments under those two leases are as follows:

                         Fiscal Year
                         -----------
                            1998                      $   212,000
                            1999                          216,000
                            2000                          223,000
                            2001                          253,000
                            2002                          255,330
                     2003 and thereafter                1,022,388

         Employment Agreements -- On November 27, 1996, the Board of Directors of the Company ratified an employment agreement (the "Employment Agreement") with Edward J. Quilty ("Mr. Quilty") to serve as President and Chief Executive Officer, originally entered into with RhoMed prior to the merger on June 25, 1996 of RhoMed with and into a subsidiary of the Company (the "Merger"). Pursuant to the Employment Agreement, RhoMed agreed to grant Mr. Quilty an option to acquire such number of shares of Common Stock as to equal a 10% fully diluted equity interest in the Company at an exercise price of $.22 per share, which option vests in 36 equal increments on each of the first 36 monthly anniversaries of the commencement of Mr. Quilty's employment with the Company, and may be accelerated or terminated in part on the happening of certain events (the "Initial Option"). The Employment Agreement further provides for anti-dilution options, pursuant to which Mr. Quilty will be issued options to acquire the number of shares that, when aggregated with the shares issuable pursuant to the Initial Option, equal not less than 3.75% of the shares of Common Stock of the Company. The Employment Agreement is for an initial period of one year, with automatic one year extensions, and provides that, on certain termination events, the portion of the options that would otherwise have terminated without vesting, vest and are exercisable upon termination, and also provides for specified termination pay.

         On September 27, 1996, the Board of Directors ratified two employment agreements with two of the officers of the Company. The agreements expire in June 1999 and provide for current annual salaries of $160,500. The agreements include specified termination pay and accelerated vesting of stock options under certain termination events.

        Consulting Agreements -- The Company is obligated under four consulting agreements to make payments totaling $166,900 in fiscal 1998.

         License Agreements -- The Company has two license agreements that require minimum yearly payments. Future minimum payments under the license agreements are as follows: 1998 - $100,000, 1999 - $100,000, 2000- $125,000,
2001 - $50,000 and 2002 - $50,000.

         Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position or future results of operation. See Part II, Item 1, Legal Proceedings, as to the IT Litigation (as hereinafter defined).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Form 10-QSB. Unless otherwise indicated herein, all references to the Company include Palatin and its wholly owned subsidiary, RhoMed.

         Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements express or implied by such forward looking statements.

         The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products, problems or delays with clinical trials, failure to receive or delays in receiving regulatory approval, lack of enforceability of patents and proprietary rights, manufacturing capacity, industry trends, competition, material costs and availability, changes in business strategy or development plans, quality of management, availability of capital, availability of qualified personnel, the effect of government regulation, the possible effect of Year 2000 issues and other risks detailed in the Company's Commission filings, including the Company's Form 10-KSB for the year ended June 30, 1997. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of when expenses are incurred.

RESULTS OF OPERATIONS

        THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1997 COMPARED TO THREE AND SIX MONTH PERIODS ENDED DECEMBER 31, 1996.

         Grants and contracts - During the six month period ended December 31, 1997, the Company completed its four Phase I grants under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services. Grant revenue from these grants was $33,967 in the six month period ended December 31, 1997, compared to no grant revenues in the three month period ended December 31, 1997 and the three and six month periods ended December 31, 1996.

         Sales - There was no revenue from the sale of products in the three and six month periods ended December 31, 1997, and the three month period ended December 31, 1996, compared to $22,184 in the six month period ended December 31,1996. During the fiscal year ended June 30, 1997 the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales.

         Research and development expenses increased to $1,474,070 for the three month period ended December 31, 1997 compared to $562,315 for the three month period ended December 31, 1996, and increased to $2,863,848 for the six month period ended December 31, 1997 compared to $1,250,267 for the six month period ended December 31, 1996. The Company substantially increased research and development spending, primarily relating to development of the LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's MIDAS technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands manufacturing efforts and clinical trials on the LeuTech product, significantly expands its efforts to develop the MIDAS technology and initiates development on the PT-14 peptide therapeutic product. See Part II,
Item 5.

         General and administrative expenses increased to $799,379 for the three month period ended December 31, 1997 compared to $492,103 for the three month period ended December 31, 1996 and expenses increased to $1,479,616 for the six month period ended December 31, 1997 compared to $946,568 for the six month period ended December 31, 1996. The increase in general and administrative expenses were mainly attributable to the amortization of deferred compensation, totaling $164,000 for the three month period ended December 31, 1997 and $380,000 for the six month period ended December 31, 1997, and the value of options granted at exercise prices below the then current market price of the Company's Common Stock. General and administrative expenses are expected to remain consistent with the current levels through the remainder of fiscal year 1998.

         Interest income increased to $122,879 and $268,758 for the three and six month periods ended December 31, 1997 compared to $50,571 and $122,695 for the three and six month periods ended December 31, 1996. The increase in interest income is primarily the result of interest on net proceeds from the Company's offering of Series A Convertible Preferred Stock.

         Interest expense decreased to $48,656 and $124,179 for the three and six month periods ended December 31, 1997 compared to $87,001 and $216,272 for the three and six month periods ended December 31, 1996. The decrease is mainly due to the repayment by the Company of certain notes, the principal amount of which was $1,000,000, in August and September of 1996.

         Net loss increased to $2,199,226 and $4,164,918 for the three and six month periods ended December 31, 1997 compared to $1,090,848 and 2,268,228 for the three and six month periods ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has incurred net operating losses and, as of December 31, 1997, had an accumulated deficit of $17,598,020. The Company has financed its net operating losses through December 31, 1997 by a series of debt and equity financings. At December 31, 1997, the Company had cash and cash equivalents of $7,144,772.

         For the six months ended December 31, 1997, the net decrease in cash amounted to $5,661,945. Cash used for operating activities was $4,352,855, net cash used for investing activities was $821,341 and cash used for financing activities was $487,749.

         Pursuant to a license option agreement with Nihon Medi-Physics Ltd. ("Nihon"), Nihon can maintain its option to license certain products based on the Company's MIDAS technology provided Nihon makes certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license at any time upon notice and payment of additional monies to the Company. In the event that the parties cannot agree on terms of a license agreement, then the Company may be required to repay $550,000 to Nihon. There can be no assurance that the Company and Nihon will ever enter into a definitive license agreement, that additional payments provided for in the license option agreement will be made, or that a strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

         Pursuant to the terms of certain notes payable to stockholders, the principal of which aggregated $80,000, repayment of principal and interest was made during the three months ended December 31, 1997.

         The Company's monthly payments on long-term debt provided by Aberlyn are $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

         In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey which commenced August 1, 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

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

          The Company believes that it has sufficient cash and cash equivalents to fund the Company's projected debt obligations and operations through the fiscal year ending June 30, 1998.

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

         The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to its MIDAS technology, its direct radiolabeling technology and other product areas. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.



                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

         As set forth in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1997, the Company and one of its subsidiaries, Interfilm Technologies, Inc., are the plaintiffs in a lawsuit against Sony
Corporation of America and certain of its affiliates and subsidiaries (collectively, "Sony") for breach of contract and breach of duty of good faith and fair dealing (the "IT Litigation"). In November 1996, Sony asserted two counterclaims in the IT Litigation. The complaint and counterclaims relate solely to the business activities of the Company prior to the Merger. The IT Litigation is under the control of and at the expense of an unaffiliated limited liability partnership (the "Partnership"), and is solely for the benefit of the Company's pre-Merger stockholders as of June 21, 1996. On December 9, 1997, the parties entered into a stipulated judgment awarding the plaintiffs $250,000 and dismissing the counterclaims. The judgment is conditioned upon the affirmance by the appellate division of a ruling adverse to the plaintiffs by the trial court. In the event of a reversal of that ruling the case will proceed to trial on both the claims and counterclaims. Based upon the opinion of the Company's counsel of record in the IT Litigation, the Company believes that the counterclaims are without merit. However, the Company may be liable in the event that a judgment is rendered against the Company on the counterclaims, and the assets of the Partnership may not be sufficient to provide full indemnification.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On November 6, 1997, the Company sold 17,280 shares of Common Stock to exercising warrant holders for an aggregate consideration of $3,750. None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction involved the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering. On December 12, 1997 the Commission declared a registration statement registering for resale these shares of Common Stock, among others, effective.

         On November 20, 1997, the Company issued warrants to the designee of Paramount Capital, Inc. ("Paramount Capital") to purchase 6,250 shares of Common Stock at $8.75 per share and 6,250 shares of Common Stock at $9.00 per share, as part of the compensation of Paramount Capital pursuant to certain introduction agreements with Paramount Capital under which Paramount Capital acts as the Company's non-exclusive financial advisor. The warrants are immediately exercisable, terminate May 9, 2002, and include cashless exercise, redemption and anti-dilution provisions. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act, issued the warrant to the designee of Paramount Capital as compensation and made no general solicitation. The warrants bear a restrictive legend generally restricting transfer.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


ITEM 5.   OTHER INFORMATION.

         PT-14 Erectile Dysfunction Product. The Company has exercised a license option agreement with Competitive Technologies, Inc., a publicly traded company involved in the acquisition and licensing of inventions from universities, relating to PT-14, a product for treatment of male erectile dysfunction, and is negotiating a definitive license agreement. There can be no assurance that the Company will be able to successfully enter into a definitive license agreement for PT-14. In addition, there can also be no assurance that the Company's efforts to develop PT-14 will be successful, that PT-14 will exhibit the expected biological results in humans, that PT-14 will prove to be safe and efficacious in clinical trials, that the Company will obtain the required regulatory approvals to market PT-14, that the Company or its collaborators will be successful in obtaining market acceptance of PT-14 or that PT-14 will ever be commercialized.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS

         3.2      Bylaws of the Company, as amended
         10.26    1996 Stock Option Plan, as amended
         27.1     Financial Data Schedule

         (B) REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Palatin Technologies, Inc.
                                               (Registrant)



Date: February 13, 1998                        /s/ Edward J. Quilty
                                              ---------------------------
                                              Edward J. Quilty
                                              Chairman of the Board
                                              and Chief Executive Officer



Date: February 13, 1998                        /s/ Stephen T. Wills
                                              ----------------------------
                                              Stephen T. Wills
                                              Vice President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)