Form 10QSB
period 1998-03-31
PALATIN TECHNOLOGIES INC
filed 1998-05-14
CIK 911216

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-22686

                            ------------------------


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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of May 14, 1998, 3,482,763 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [_]      No  [X]




================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        CONSOLIDATED BALANCE SHEETS -- As of March 31, 1998
        and June 30, 1997.................................................Page 3

        CONSOLIDATED STATEMENTS OF OPERATIONS --
          For the Three and Nine Months  Ended March 31, 1998
          and March 31, 1997 and the Period from January 28, 1986
          (Commencement of Operations) through March 31, 1998.............Page 4

        CONSOLIDATED  STATEMENTS OF CASH FLOWS -- For the Nine Months
          Ended March 31, 1998 and March 31, 1997 and the Period From
          January 28, 1986 (Commencementof Operations) through
          March 31, 1998..................................................Page 5

        Notes to Consolidated Financial Statements........................Page 6


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................Page 8

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...............................................Page 10

Item 2.  Changes in Securities and Use of Proceeds.......................Page 10

Item 3.  Defaults Upon Senior Securities.................................Page 10

Item 4.  Submission of Matters to a Vote of Security Holders.............Page 10

Item 5.  Other Information...............................................Page 11

Item 6.  Exhibits and Reports on Form 8-K................................Page 11

Signatures...............................................................Page 12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                          Consolidated Balance Sheets

                                                                    March 31, 1998   June 30, 1997
                                                                      (unaudited)     (audited)
                                                                     -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $185,000   $  5,306,812    $ 12,806,717
  Accounts receivable ............................................           --            84,562
  Prepaid expenses and other .....................................        201,682         174,996
                                                                     -------------   -------------
      Total current assets .......................................      5,508,494      13,066,275

Property and equipment, net ......................................      1,671,202         922,096
Intangibles, net of accumulated amortization of $113,208 and
  $103,743, respectively .........................................         76,754          74,494
                                                                     -------------   -------------
                                                                     $  7,256,450    $ 14,062,865
                                                                     =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses ..........................   $  1,350,522    $  1,789,178
  Current portion of long-term debt ..............................        989,053         869,549
  Notes payable ..................................................           --            80,000
                                                                     -------------   -------------
      Total current liabilities ..................................      2,339,575       2,738,727

Deferred license revenue .........................................        550,000         550,000
Long-term debt, net of current portion ...........................        182,077         939,590
                                                                     -------------   -------------
                                                                        3,071,652       4,228,317
                                                                     -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 and 2,000,000 shares authorized and 125,428 and 137,780 shares issued as of
    March 31, 1998 and June 30, 1997, respectively ...............          1,254           1,378
  Common stock, $.01 par value, 75,000,000 and 25,000,000 shares authorized and 3,314,509 and 3,020,373 issued as of
    March 31, 1998 and June 30, 1997, respectively ...............         33,145          30,204
 Additional paid-in capital ......................................     24,563,441      23,740,864
 Warrants ........................................................        573,537         573,537
 Deferred Compensation ...........................................       (952,664)     (1,078,333)
 Deficit accumulated during development stage ....................    (20,033,915)    (13,433,102)
                                                                     -------------   -------------
                                                                        4,184,798       9,834,548
                                                                     -------------   -------------

                                                                     $  7,256,450    $ 14,062,865
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                                                  Inception
                                                                                                              (January 28, 1986)
                                                 Three Months Ended March 31,    Nine Months Ended March 31,       through
                                                     1998            1997           1998           1997         March 31, 1998
                                                -------------   -------------   -------------   -------------   -------------
REVENUES:
       Grants and contracts .................   $       --      $    267,862    $     33,967    $    267,862    $  3,244,652
       License fees and royalties ...........           --           350,000            --           350,000         684,296
       Product sales ........................           --              --              --            22,184         318,917
                                                -------------   -------------   -------------   -------------   -------------
              Total revenues ................           --           617,862          33,967         640,046       4,247,865
                                                -------------   -------------   -------------   -------------   -------------

OPERATING EXPENSES:
        Research and development ............      1,814,572       1,050,400       4,678,421       2,300,669      12,484,812
        General and administrative ..........        646,109         793,370       2,125,718       1,740,125       9,678,562
        Restructuring charge ................           --              --              --              --           284,000
        Net intangibles write down ..........           --              --              --              --           259,334
                                                -------------   -------------   -------------   -------------   -------------
              Total operating expenses ......      2,460,681       1,843,770       6,804,139       4,040,794      22,706,708
                                                -------------   -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES):
         Interest income ....................         78,717          36,330         347,475         159,023         714,864
         Interest expense ...................        (53,937)        (84,927)       (178,116)       (301,200)     (1,595,966)
         Placement agent commissions and
               fees on debt offering ........           --              --              --              --          (168,970)
         Merger costs .......................           --            17,419            --            17,419        (525,000)
                                                -------------    ------------   -------------   -------------   -------------
                Total other income (expenses)         24,780         (31,178)        169,359        (124,758)     (1,575,072)
                                                -------------    ------------   -------------   -------------   -------------

NET LOSS ....................................     (2,435,901)     (1,257,086)     (6,600,813)     (3,525,506)    (20,033,915)

PREFERRED STOCK DIVIDEND ....................           --              --              --              --        (2,888,935)
                                                -------------    ------------   -------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO
     COMMON STOCKHOLDERS ....................   $ (2,435,901)   $ (1,257,086)   $ (6,600,813)   $ (3,525,506)   $(22,922,850)
                                                =============   =============   =============   =============   =============

Weighted average number of common
      shares outstanding ....................      3,181,222      11,745,837       3,085,511      11,618,271         731,995

Net loss per common share ...................          (0.77)          (0.11)          (2.14)          (0.30)         (31.32)
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                     Inception
                                                                    Nine Months Ended March 31,  (January 28, 1986)
                                                                                                       through
                                                                        1998            1997       March 31, 1998
                                                                   -------------   -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................   $ (6,600,813)   $ (3,525,506)   $(20,033,915)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization ............................        148,228          46,085         522,722
      Interest expense on note payable .........................           --             6,000          72,691
      Accrued interest on long-term financing ..................           --           226,248         796,038
      Accrued interest on short-term financing .................           --          (100,000)          7,936
      Intangibles and equipment write down .....................           --              --           278,318
      Equity and notes payable issued for expenses .............           --              --           546,188
      Settlement with consultant ...............................           --              --           (28,731)
      Deferred license revenue .................................           --           550,000         550,000
      Amortization of deferred compensation ....................        941,825         116,078       1,336,208
      Changes in certain operating assets and liabilities:
        Accounts receivable ....................................         84,562        (263,295)           --
        Prepaid expenses and other .............................        (26,687)          7,293        (201,683)
        Intangibles ............................................        (11,725)           (839)       (443,415)
        Accounts payable and accrued expenses ..................       (438,656)       (420,085)        740,067
                                                                   -------------   -------------   -------------
            Net cash used for operating activities .............     (5,903,266)     (3,358,021)    (15,857,576)
                                                                   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................       (887,871)       (128,293)     (1,502,805)
                                                                   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party ...................           --              --           302,000
  Payments on notes payable, related party .....................           --              --          (309,936)
  Proceeds from senior bridge notes payable ....................           --              --         1,850,000
  Payments on senior bridge notes ..............................           --        (1,000,000)     (1,850,000)
  Proceeds from notes payable and long term financing ..........           --              --         1,951,327
  Payments on notes payable and
    long-term financing ........................................       (718,009)       (133,837)     (1,138,245)
  Proceeds from common stock, stock option
    issuance's and warrants, net ...............................          9,241           9,999      10,226,683
  Proceeds from preferred stock ................................           --         2,682,089      11,637,031
  Purchase of treasury stock ...................................           --              --            (1,667)
                                                                   -------------   -------------   -------------
            Net cash (used for) provided by financing activities       (708,768)      1,558,251      22,667,193
                                                                   -------------   -------------   -------------

NET (DECREASE) INCREASE IN CASH ................................     (7,499,905)     (1,928,063)      5,306,812

CASH AND CASH EQUIVALENTS, beginning of period .................     12,806,717       6,791,300            --
                                                                   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period .......................   $  5,306,812    $  4,863,237    $  5,306,812
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             Notes to Consolidated Financial Statements (Unaudited)

(1)      ORGANIZATION ACTIVITIES:

Nature of Business -- Palatin Technologies, Inc. ("Palatin" or the "Company") is a development stage enterprise dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies.

Business Risk -- Since its inception, the Company has devoted substantially all of its efforts and resources to the research and development of its technologies. The Company has experienced operating losses in each year since its inception and, as of March 31, 1998, the Company had a deficit accumulated during the development stage of $20,033,915. The Company expects to incur additional operating losses over the next several years and expects cumulative losses to increase as research and development and clinical testing efforts continue and expand. The ultimate completion of the Company's development projects is contingent upon a number of factors, including the successful completion of technology and product development, obtaining required regulatory approvals and additional financing and, ultimately, achieving profitable operations.

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

(2)      BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998 and June 30, 1997, and the results of operations for the three and nine month periods ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997, and for the period from inception (January 28, 1986) to March 31, 1998. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1998.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal year ended June 30, 1997, the ten months ended June 30, 1996 and the fiscal year ended August 31, 1995 filed with the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997.

(3)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly owned subsidiary, RhoMed Incorporated ("RhoMed"). The remaining subsidiary of Palatin, Interfilm Technologies, Inc., is inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

(4)      PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at:

                                           March 31,                 June 30,
                                             1998                      1997
                                        -------------             --------------
  Office equipment                      $     349,905             $     263,827
  Laboratory equipment                        374,006                   145,310
  Leasehold improvements                    1,323,105                   750,008
                                        -------------             -------------
                                            2,047,016                 1,159,145
  Less: Accumulated depreciation              375,814                   237,049
                                        -------------             -------------
                                        $   1,671,202             $     922,096
                                        =============             =============

(5)      LONG - TERM DEBT:

The Company has a long-term financing agreement with Aberlyn Holding Co., Inc., and its affiliates ("Aberlyn"). The Company is obligated to make monthly principal and interest payments of $91,695 from June 1, 1997 through May 1, 1999. At March 31, 1998, the total principal on the long-term debt was $1,171,130.

 (6)     COMMITMENTS AND CONTINGENCIES:

Consulting Agreements -- The Company is obligated under four consulting agreements to make payments totaling $181,300 in fiscal 1998.

Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position or future results of operation.

(7)      STOCKHOLDERS' EQUITY (DEFICIT):

On March 24, 1998, the stockholders of the Company approved a proposal to grant non-plan options to acquire 74,196 shares of Common Stock, exercisable at $1.00 per share, to each of Carl Spana, Ph.D., and Charles Putnam, executive officers of the Company, to replace options to acquire the same number of shares of Common Stock exercisable at $5.42 per share. The grant of these options resulted in recognition of compensation expense, as to that portion of the options exercisable at March 31, 1998, of $408,078.

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

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 1998 Compared to Three and Nine Month Periods Ended March 31, 1997.

Grants and contracts - During the nine month period ended March 31, 1998, the Company completed its four Phase I grants under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services. Grant revenue from these grants was $33,967 and $267,862 in the nine month periods ended March 31, 1998 and 1997, compared to no grant revenues in the three month period ended March 31, 1998 and $267,862 in grant revenues in the three month period ended March 31, 1997.

Sales - There was no revenue from the sale of products in the three and nine month periods ended March 31, 1998, and the three month period ended March 31, 1997, compared to $22,184 in the nine month period ended March 31, 1997. During the fiscal year ended June 30, 1997 the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales.

Research and development expenses increased to $1,814,572 for the three month period ended March 31, 1998 compared to $1,050,400 for the three month period ended March 31, 1997, and increased to $4,678,421 for the nine month period ended March 31, 1998 compared to $2,300,669 for the nine month period ended March 31, 1997. The Company substantially increased research and development spending, primarily relating to development of the LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's MIDAS metallopeptide technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands manufacturing efforts and clinical trials on the LeuTech product, significantly expands its efforts to develop the MIDAS technology and initiates development on the PT-14 peptide therapeutic product. The increase is also attributable to the amortization of deferred compensation, and to the value of options granted at exercise prices below the then current market price of the Company's Common Stock, totaling $408,078 for the three and nine month period ended March 31, 1998.

General and administrative expenses decreased to $646,109 for the three month period ended March 31, 1998 compared to $793,370 for the three month period ended March 31, 1997 and expenses increased to $2,125,718 for the nine month period ended March 31, 1998 compared to $1,740,125 for the nine month period ended March 31, 1997. The increase in general and administrative expenses were mainly attributable to the amortization of deferred compensation, totaling $164,000 for the three month period ended March 31, 1998 and $493,000 for the nine month period ended March 31, 1998, and the value of options granted at exercise prices below the then current market price of the Company's Common Stock. General and administrative expenses are expected to remain consistent with the current levels through the remainder of fiscal year 1998.

Interest income increased to $78,717 and $347,475 for the three and nine month periods ended March 31, 1998 compared to $36,330 and $159,023 for the three and nine month periods ended March 31, 1997. The increase in interest income is primarily the result of interest on net proceeds from the Company's offering of Series A Convertible Preferred Stock.

Interest expense decreased to $53,937 and $178,116 for the three and nine month periods ended March 31, 1998 compared to $84,927 and $301,200 for the three and nine month periods ended March 31, 1997. The decrease is due to the repayment by the Company of outstanding principal.

Net loss increased to $2,435,901 and $6,600,813 for the three and nine month periods ended March 31, 1998 compared to $1,257,086 and $3,525,506 for the three and nine month periods ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has incurred net operating losses and, as of March 31, 1998, had an accumulated deficit of $20,033,915. The Company has financed its net operating losses through March 31, 1998 by a series of debt and equity financings. At March 31, 1998, the Company had cash and cash equivalents of $5,306,812.

For the nine months ended March 31, 1998, the net decrease in cash amounted to $7,499,905. Cash used for operating activities was $5,903,266, net cash used for investing activities was $887,871 and cash used for financing activities was $708,768.

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

The Company has entered into three license agreements, which require minimum yearly payments. Future minimum payments under the license agreements are as follows: 1998 - $150,000, 1999 - $150,000, 2000 - $200,000, 2001 - $150,000 and
2002 - $200,000.

The Company believes that it has sufficient cash and cash equivalents to fund the Company's projected debt obligations and operations through September 30, 1998.

The Company expects to continue actively searching for certain products and technologies to license or acquire in the future. If the Company is successful in identifying a product or technology for acquisition, substantial funds may be required for such acquisition and subsequent development or commercialization. There can be no assurance that any acquisition will be consummated in the future.

The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to LeuTech, PT-14 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On January 7, 1998, the Company sold 10,368 shares of Common Stock to exercising warrant holders for an aggregate consideration of $2,250. None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction involved the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the annual meeting of stockholders held on March 24, 1998 (the "Annual Meeting"), the following matters were voted on by the stockholders: (i) the election of five directors, (ii) approval of the grant of certain replacement stock options to Carl Spana, Ph.D., and Charles Putnam, executive officers of the Company, and (iii) ratification of the appointment of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending June 30, 1998. The five directors elected, who constitute the Board of Directors of the Company, are Edward J. Quilty, Carl Spana, Michael S. Weiss, James T. O'Brien and John K.A. Prendergast. The following tables set forth the total votes, with Common Stock and Series A Convertible Preferred Stock voting as a single class:

(i) Election of Directors
                                      For         Withhold Authority
                                   ---------      ------------------
         Edward J. Quilty          3,059,422            13,405
         Carl Spana                3,059,924            12,903
         Michael S. Weiss          3,059,924            12,903
         James T. O'Brien          3,059,924            12,903
         John K.A. Prendergast     3,059,924            12,903

                           Affirmative    Negative                       Broker
                              Votes         Votes      Abstentions     Non-Votes
                           -----------    --------     -----------     ---------
  (ii) Grant of             1,570,760      125,174       24,076              -
replacement stock options

  (iii) Appointment of      3,056,814        7,312        8,701              -
Arthur Andersen LLP

ITEM 5.  OTHER INFORMATION.

Series A Convertible Preferred Stock Conversion Price and Warrant Exercise Price Adjustments. As a result of approval at the Annual Meeting of the grant of certain replacement stock options, the conversion price for conversion of shares of Series A Convertible Preferred Stock into Common Stock (the "Series A
Conversion Price") was adjusted from $4.96 to $4.88. An aggregate of approximately 41,284 additional shares of Common Stock became issuable. As of April 28, 1998, the Company completed a private placement of 18,875 shares of Series B Convertible Preferred Stock of the Company for net proceeds of approximately $1,600,000. The Series A Conversion Price decreased from $4.88 to $4.85 as a result of this private placement. An aggregate of approximately 15,552 additional shares of Common Stock became issuable. The Series A Conversion Price is defined in the Certificate of Designations for the Series A Convertible Preferred Stock, filed as Exhibit 3.6 to the Company's quarterly report on Form 10-QSB/A dated March 31, 1997. As a further result of the grant of the replacement stock options and the private placement of Series B Convertible Preferred Stock, the exercise prices of the following warrants were also adjusted:

                                                                                  Adjusted Price Per        Net Increase
                                                          Adjusted Price Per     Share Resulting from        in Shares
                                     Initial Exercise   Share Resulting from       Series B Private       of Common Stock
         Warrant                      Price Per Share        Option Grant              Placement              Issuable
--------------------------           ----------------   --------------------      ------------------      ---------------
Class B Offering                           $2.71                $2.64                NO CHANGE                1,040
Class B Placement Agent                    $6.51                $6.27                    $6.20                   98
Common Stock Offering                      $6.51                $6.27                    $6.20                8,890
  Placement Agent
Financial Advisory Services                $9.00                $8.66                    $8.37                  470
Financial Advisory Services                $8.75                $8.42                    $8.15                  460

Appointment of Director. On April 30, 1998, Robert G. Moussa was appointed to the Board of Directors of the Company.

Series A Convertible Preferred Stock Conversion Price Reset Event. The Certificate of Designations for the Series A Convertible Preferred Stock provided for a Conversion Price Reset Event (as such term is defined in the Certificate of Designations) in the event that the average closing bid price of the Common Stock for the thirty (30) consecutive trading days immediately preceding May 9, 1998 was less than 130% of the then applicable Series A Conversion Price. The 30 consecutive trading day average for the Common Stock was higher than 130% of the Series A Conversion Price, and accordingly no adjustment in the Series A Conversion Price was required on account of the Conversion Price Reset Event.

PT-14 Product. As of March 31, 1998, the Company entered into a license agreement with Competitive Technologies, Inc. relating to PT-14, pursuant to which the Company was granted an exclusive worldwide license to a patented peptide hormone for the diagnosis and treatment of sexual dysfunction. There can be no assurance that the Company's efforts to develop PT-14 will be successful, that PT-14 will exhibit the expected biological results in humans, that PT-14 will prove to be safe and efficacious in clinical trials, that the Company will obtain the required regulatory approvals to market PT-14, that the Company or its collaborators will be successful in obtaining market acceptance of PT-14 or that PT-14 will ever be commercialized.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS

          10.29 Convertible Preferred Stock Purchase Agreement dated as of April 28, 1998, between the Company and the purchasers named therein, relating to Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated April 28, 1998, filed with the Commission on May 8, 1998.)

          10.30 Registration Rights Agreement dated as of April 28, 1998, between the Company and the purchasers named therein, relating to Common Stock issuable on conversion of Series B Convertible

                  Preferred Stock. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated April 28, 1998, filed with the Commission on May 8, 1998.)

          27.1    Financial Data Schedule

         (B)   REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PALATIN TECHNOLOGIES, INC.
                                            (Registrant)


                                             /s/ Edward J. Quilty
                                            ----------------------------
Date: May 14, 1998                          Edward J. Quilty
                                            Chairman of the Board
                                            and Chief Executive Officer


                                             /s/ Edward J. Quilty
                                            ----------------------------
Date: May 14, 1998                          Stephen T. Wills
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)