Form 10KSB
period 1998-06-30
PALATIN TECHNOLOGIES INC
filed 1998-09-28
CIK 911216

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

                    Issuer' telephone number: (609) 520-1911

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the period ended June 30, 1998 were $33,967.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 17, 1998, was $12,636,874.

As of September 17, 1998, 4,577,300 shares of the registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item  1.   Description of Business...........................................  1

Item  2.   Description of Property........................................... 20

Item  3.   Legal Proceedings................................................. 20

Item  4.   Submission of Matters to a Vote of Security Holders............... 20


                                     PART II

Item  5.   Market for Common Equity and Related Stockholder Matters.......... 21

Item  6.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations.................. 22

Item  7.   Financial Statements.............................................. 26

Item  8.   Changes In and Disagreements with Accountants
           on Accounting and Financial Disclosure............................ 27


                                    PART III

Item  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act................. 28

Item 10.   Executive Compensation............................................ 30

Item 11.   Security Ownership of Certain Beneficial Owners and Management.... 36

Item 12.   Certain Relationships and Related Transactions.................... 40

Item 13.   Exhibits and Reports on Form 8-K.................................. 42

Signatures .................................................................. 48

Certain statements in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: delays in product development; problems or delays with clinical trials; failure to receive or delays in receiving regulatory approval; lack of enforceability of patents and proprietary rights; lack of reimbursement; general economic and business conditions; industry capacity; industry trends; competition; material costs and availability; changes in business strategy or development plans; quality of management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; changes in, or the failure to comply with, government regulations; and other factors referenced in this Report. When used in this Report, statements that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates," "plans," "intends," "expects" and similar expressions are intended to identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.



                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

           The Company is a development-stage pharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies. The Company is concentrating on the following products and technologies: (i) LeuTech(TM), an infection and inflammation imaging product ("LeuTech"), (ii) PT-14, a peptide hormone product for the treatment of sexual dysfunction ("PT-14"), and (iii) its Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology").

           LeuTech is the Company's radiolabeled monoclonal antibody-based product for the rapid diagnosis of sites of infection or inflammation. The Company has completed a Phase 2 multi-center clinical trial in which LeuTech was evaluated for its ability to diagnose equivocal appendicitis. The Company initiated multi-center Phase 3 clinical trials for diagnosis of equivocal appendicitis in September 1998. Following the completion of Phase 3 clinical trials, which the Company intends to complete during the first half of 1999, the Company plans to seek approval from the United States Food and Drug Administration ("FDA") to market LeuTech for the diagnosis of equivocal appendicitis. In addition, the Company plans to initiate Phase 2 clinical trials to evaluate LeuTech as an agent for diagnosing general infections. See "Products and Technologies in Development" in this Item 1.

           PT-14 is currently under development for the treatment of male erectile dysfunction ("MED"). The Company believes that PT-14 will be different from currently available treatments for MED because its mechanism of action is through receptors found in the brain, and not through a direct effect on blood flow to the penis. PT-14 may be useful in treating patients that do not respond well to current therapies. In a double-blind clinical study, 80% of men achieved a clinically significant erectile response using PT-14. The Company intends to further evaluate PT-14 for MED in a larger patient population beginning in the fall of 1998. In addition, the Company plans to evaluate PT-14 as a treatment for women suffering from sexual dysfunction. Currently, PT-14 is administered as a subcutaneous injection. The Company, in collaboration with TheraTech, Inc., a publicly traded pharmaceutical and medical devices company ("TheraTech"), is working on developing an oral transmucosal delivery formulation of PT-14. See "Products and Technologies in Development" in this Item 1.

           MIDAS technology can be used for the rational design and development of therapeutic and diagnostic agents. The Company is engaged in research and development on a number of product opportunities for MIDAS technology, including use as an infection imaging agent and a therapeutic agent for treatment of obesity, and believes that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company has entered into a collaboration with Nihon Medi-Physics Ltd., a Japanese developer and manufacturer of radiopharmaceutical drugs ("Nihon"), to develop a MIDAS-based radiopharmaceutical agent. See "Products and Technologies in Development" in this Item 1.

           The Company is at an early stage of development and has not yet completed the development of any products. Accordingly, the Company has not begun to market or generate revenues from the commercialization of any products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. The Company's technologies and products under development will require significant time-consuming and costly research, development, pre-clinical studies, clinical testing, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will exhibit the expected biological results in humans, will prove to be safe and efficacious in clinical trials or will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of any of the Company's products. There can be no assurance that the Company will be successful in entering into strategic alliances or collaborative arrangements on commercially reasonable terms, if at all, or that such arrangements will be successful, or that the parties with which the Company will establish arrangements will perform their obligations under such arrangements. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to address successfully such problems and delays would have a material adverse effect on the Company. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products.

PRODUCTS AND TECHNOLOGIES IN DEVELOPMENT

           LeuTech. The LeuTech kit system, which uses the Company's direct radiolabeling technology, is a murine (or mouse) monoclonal antibody-based product designed to be labeled with the diagnostic radioisotope technetium-99m. When labeled with technetium-99m, LeuTech is intended to be used for the rapid imaging and diagnosis of infections, occult abscesses (hidden sites of infection), and sites of inflammatory disease.

           Examples of typical occult abscesses include infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract abscesses, as well as bone, prosthetic and other abscesses. As part of the body's immune response to an infection, large numbers of white blood cells migrate to and collect at the site of the infection. The concentration of white blood cells at the site of the infection can be used as the basis of detection. By using an agent that "tags" or labels the white blood cells with radioactivity, such as LeuTech, the site of the infection can be readily detected using a gamma camera. The Company intends initially to seek approval from the FDA to market LeuTech for diagnosis of equivocal (difficult to diagnose) appendicitis.

           The most specific procedure currently available for the nuclear medicine imaging of sites of infection involves white blood cells labeled with radioactivity outside of the patient's body. This white blood cell labeling procedures begins with the removal of blood from the patient, isolating white blood cells from the patient's blood, radiolabeling the white blood cells and injecting the radiolabeled white blood cells back into the patient. The radiolabeled white blood cells then localize at the site of the infection, and can be detected using a gamma camera. This procedure is expensive, involves risks to patients and technicians associated with blood handling, and generally takes between eight and twelve hours to generate a diagnostically useful image.

           LeuTech has been formulated as a lyophilized, or freeze-dried, kit containing the modified antibody and reagents required for the radiolabeling process. Prior to use, LeuTech will be labeled with technetium-99m by a radiopharmacy or by a hospital's nuclear medicine department. After labeling, LeuTech is administered to the patient by intravenous injection, and rapidly binds to white blood cells present at the site of the infection or circulating in the blood stream. Using LeuTech, physicians can take a definitive image within 90 minutes of administration, permitting rapid imaging and detection of the site of infection.

           The Company submitted an Investigational New Drug Application ("IND") to the FDA on LeuTech, and Phase 1 and 2 clinical trials have been completed. The Phase 1 clinical trial was designed to test the safety and biodistribution of LeuTech. In this study, LeuTech was administered to 10 healthy volunteers who were monitored for adverse events and the results showed that there were no significant safety concerns associated with LeuTech administration.

           In the Phase 2 clinical trial, LeuTech was evaluated for its ability to diagnose equivocal appendicitis. The Phase 2 clinical trial enrolled 56 patients with a preliminary diagnosis of equivocal appendicitis at two medical centers. In the study, the commercial preparation of LeuTech demonstrated 88% accuracy and 100% sensitivity in the diagnosis of equivocal appendicitis. On July 23, 1998, the Company met with representatives of the FDA to discuss the LeuTech Phase 2 clinical results and to discuss the LeuTech Phase 3 clinical trials protocol. As a result of this meeting, the Company submitted a Phase 3 protocol and began Phase 3 clinical trials for the diagnosis of equivocal appendicitis in September 1998. The Company intends to complete Phase 3 clinical trials of LeuTech in the first half of 1999 and thereafter file regulatory applications with the FDA for approval to market LeuTech for diagnosis of equivocal appendicitis. There can be no assurance that the Company will successfully complete Phase 3 clinical trials, or that the FDA will ever approve an application to market LeuTech.

           The Company has also conducted LeuTech proof of principle trials in other infectious indications. LeuTech images have been obtained in indications such as osteomyelitis, abdominal abscesses, and pulmonary infections. In many cases LeuTech diagnostic images were obtained in under one hour. The Company intends to enter into Phase 2 clinical trials in late 1998 for a general infection imaging and detection indication.

           The Company has entered into an exclusive royalty-bearing license agreement with The Wistar Institute of Anatomy and Biology ("Wistar Institute") to use the antibody and cell line used for LeuTech for a defined field of use. Failure to meet the performance criteria for any reason or any other event of default under the license agreement leading to termination of the license agreement with Wistar Institute would have a material adverse effect on the Company. In addition, the Company has negotiated a long-term contractual arrangement for the manufacture of the purified antibody necessary for LeuTech. Such manufacture must be done under good manufacturing practices ("GMP") requirements prescribed by the FDA and other agencies. Certain steps in the manufacture of LeuTech, including contract manufacture of purified antibody, vialing and lyophilization, have been done under GMP. There can be no assurance that such contractors will be able to successfully manufacture purified antibody for LeuTech on a sustained basis, that such contractors will remain in the contract manufacturing business for the time required by the Company, or that the Company will be able to enter into such contractual arrangements as to other steps and components required to manufacture LeuTech.

           There can be no assurance that the Company's LeuTech development program will be successful, that the FDA will permit the Company's clinical trials to proceed as planned, that LeuTech will prove to be safe and efficacious in clinical trials, that LeuTech can be manufactured in commercially required quantities on a sustained basis at an acceptable price, that LeuTech will obtain the required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of LeuTech. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of LeuTech.

           PT-14. PT-14, a stabilized peptide analog of the natural hormone alpha-MSH, is being developed by the Company for the treatment of MED. The Company believes that PT-14 will be different from currently available treatments for MED because its mechanism of action is through receptors found in the brain as compared to a direct effect on blood flow to the penis. PT-14 may be useful in treating patients who do not respond well to current therapies. In a double-blind clinical study using PT-14 conducted under an IND submitted to the FDA and held in the name of an investigator at the University of Arizona, eight out of 10 men achieved clinically significant erectile response. The Company intends to further evaluate PT-14 for MED in a larger patient population beginning in the fall of 1998. In addition, the Company plans to evaluate PT-14 as a treatment for women suffering from sexual dysfunction.

           In a recent study, the National Institutes of Health estimated that more than 20,000,000 men in the United States may be afflicted with some form of MED. Because of the large number of men believed to be afflicted with MED, the market for treatment of MED is believed to be in excess of several billion dollars per year. There is tremendous competition to develop and market drugs for treatment of MED.

           PT-14 is currently administered as a non-penile subcutaneous injection. The Company has initiated development efforts on an oral delivery formulation of PT-14, and has entered into an agreement with TheraTech, including a license to certain patents owned by TheraTech, to collaboratively develop an oral transmucosal delivery system for PT-14. There can be no assurance that the Company and TheraTech will be able to develop an acceptable oral transmucosal delivery system for PT-14, or any alternative oral delivery system, in any reasonable period of time or at acceptable costs, if at all. If an acceptable delivery system is developed, failure to meet performance criteria or any other event of default under the license agreement leading to termination of the license with TheraTech may have a material adverse effect on the Company.

           The Company has entered into an exclusive royalty-bearing license agreement with Competitive Technologies, Inc. ("Competitive Technologies") to develop and market PT-14. Failure to meet the performance criteria for any reason or any other event of default under the license agreement leading to termination of the license agreement with Competitive Technologies may have a material adverse effect on the Company.

           There can be no assurance that the Company's PT-14 development program will be successful, that PT-14 will prove to be safe and efficacious in clinical trials, or that PT-14 will obtain required regulatory approvals. There can be no assurance that, even if the Company is successful in receiving FDA market approval for PT-14, the Company or its collaborators will be able to successfully compete in the MED market. In addition, the Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of PT-14.

           MIDAS Technology. MIDAS is a novel peptide chemistry that may have broad applications in the pharmaceutical and radiopharmaceutical industries. The

MIDAS technology combines a metal ion with a specially designed peptide, resulting in a biologically active molecule. Peptides, which are short chains of amino acids, play important roles in regulating a variety of biological functions. Natural peptides function by conforming or bending to fit specific molecules on cell surfaces, called receptors, thereby signaling the cell to initiate a biological activity. Some important biological functions that are affected in this manner include overall growth and behavior, inflammatory responses, immune responses and wound healing.

           In order to effectively regulate cell signaling, a peptide must bind to its target receptor with high affinity. The affinity of a peptide for its target receptor is highly dependent on its three-dimensional shape or conformation. Many naturally occurring peptides are flexible and can take on multiple conformations, allowing them to interact with more than one type of cell receptor, and to control multiple functions within the body. However, when such peptides are used as drugs, this multiple reactivity is a disadvantage as it may potentially lead to side effects. The ability to construct high-affinity, receptor-specific peptides offers a significant opportunity to develop potent receptor-specific drugs.

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

           The Company is engaged in research and development on a number of product opportunities for its MIDAS technology, including use as peptide molecules for diagnosis of infection and for treatment of obesity. The Company believes that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company intends to seek to enter into strategic alliances or collaborative arrangements to provide additional financial and technical resources for MIDAS development.

           The Company entered into a License Option Agreement (the "Option Agreement") with Nihon and received an initial payment of $1,000,000 before Japanese withholding taxes of $100,000. Pursuant to the Option Agreement (i) Nihon has an option to exclusively license certain jointly developed radiopharmaceutical diagnostic products based on the Company's MIDAS technology and (ii) Nihon can maintain its option by making certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license agreement for the Company's MIDAS technology at any time upon notice and payment of additional monies to the Company.

RESEARCH AND DEVELOPMENT EXPENDITURES

           In the fiscal years ended June 30, 1998 and June 30, 1997 the Company spent $7,111,716 and $3,409,983, respectively, on research and development activities. The Company applies for grants with the National Institutes of Health ("NIH") and other federally-funded agencies ("Research Grants") to develop its products and technologies. While the Company has applications for Research Grants pending, there can be no assurance that any additional Research Grants will be awarded.

COMPETITION

           The Company believes that the technological attributes of LeuTech, including the ease of preparation, rapidity of imaging, apparent targeting specificity and use of technetium-99m (the most widely available radioisotope) will enable the Company to compete effectively in the infection imaging market. The Company is aware of one company developing an antibody-based product that may compete with LeuTech as to certain indications, which product is marketed in certain European countries and for which regulatory approval is pending in the

United States. The Company is also aware of at least one other company developing a peptide-based product which may also compete with LeuTech as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computed tomography and ultrasound technologies. The Company is aware of at least three products developed by other companies for the treatment of MED that have obtained FDA marketing approval, and is aware of additional products that are at a later stage of development than PT-14. The Company is also aware of a number of companies developing technologies relating to the use of peptides as drugs, including a variety of different approaches to making conformationally-constrained peptides.

           The radiopharmaceutical and pharmaceutical industries are highly competitive. The Company is likely to encounter significant competition with respect to its proposed products currently under development. Many of the Company's competitors, including those developing antibody- and peptide-based radiopharmaceutical products, products for the treatment of MED and peptide-based therapeutic products have substantially greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing products and underlying technologies more rapidly than the Company, and in developing products that are more effective and useful and are less costly than any that may be developed by the Company, and may also be more successful than the Company in manufacturing and marketing such products. Furthermore, the Company will compete with many other companies that currently have extensive and well-funded marketing, distribution and sales operations. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

PATENTS AND PROPRIETARY INFORMATION

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

           The Company's patents and pending applications are directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; peptide pharmaceuticals; and to methods for making and using the foregoing in diagnostic and therapeutic applications. The Company owns or has rights to 22 United States patents, seven pending United States patent applications and foreign patents and applications in selected foreign countries corresponding to certain United States patents and applications.

           Certain of the patents and pending applications owned by the Company were assigned to affiliates of Aberlyn Holding Co., Inc. (collectively "Aberlyn") to secure long-term financing, but the Company has retained the exclusive right to practice these patents itself and to grant licenses under these patents to third parties. The Company is obligated to make monthly payments of $91,695 per month through May 1, 1999 to an assignee of Aberlyn in discharge of the Company's debt obligation. On completion of scheduled payments, all rights to the patents and pending applications will be assigned to the Company. In the event of default by the Company, the assignee of Aberlyn has the right to require the Company to cease using the patents, and to sell or exclusively license the patents to other parties. Certain of the patents and pending applications assigned to Aberlyn pertain to LeuTech. In addition, the Company has certain rights in a basic United States patent relating to direct radiolabeling of antibodies, and its Canadian counterpart.

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

           In the event a third party has also filed a patent application relating to an invention claimed in a Company patent application, the Company may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office ("PTO") to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost for the Company, even if the eventual outcome is favorable to the Company. An adverse outcome could result in the Company losing patent protection for the subject of the interference, subject the Company to significant liabilities to third parties and require the Company to obtain licenses from third parties at undetermined cost or to cease using the technology.

           While no patent that would be infringed by manufacture, use or sale of the Company's proposed products has come to the attention of the Company, the Company's proposed products are still in the development stage, and neither their formulations nor their method of manufacture is finalized. Moreover, patents, the claims of which would be infringed by the Company's commercial activities, might not have yet been issued. The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If the Company does not obtain a license under any such patents, is found liable for infringement, or if such patents are not found to be invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

           The Company relies substantially in its product development activities on certain technologies which are neither patentable nor proprietary and are therefore potentially available to the Company's competitors. The Company also relies on certain proprietary technologies (trade secrets and know-how) which are not patented. The Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors. If the Company's employees, scientific consultants or collaborators or licensees develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights.

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

           The Company has received notice that a third party is seeking to have the PTO declare an interference proceeding between a patent application owned by the third party and an issued patent owned by the Company relating to radiolabeling of peptides. The PTO has not declared an interference. If the PTO declares an interference, the Company believes that the final outcome of such a proceeding, even if adverse to the Company, would not have a material adverse effect on the Company's current product development plans.

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

GOVERNMENTAL REGULATION

           The FDA, comparable agencies in foreign countries and state regulatory authorities have established regulations and guidelines which apply, among other things, to the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, promotion and marketing of the Company's proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the FDA, comparable agencies in foreign countries and state regulatory authorities to approve marketing applications. and criminal prosecution.

           The steps required before pharmaceutical products can be produced and marketed usually include pre-clinical non-human studies, the filing of an IND application, clinical trials and the filing and approval of a Biologics License Application ("BLA") for products classified as "biologics" or filing and approval of a New Drug Application ("NDA") for drug products. LeuTech is subject to the requirement of a BLA, while PT-14 and proposed products based on MIDAS technology are subject to the requirement of an NDA.

           Pre-clinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's effectiveness and to identify major safety problems. The results of these studies are submitted to the FDA as part of the IND application before approval can be obtained for the commencement of testing in humans. The clinical testing program required for a new biological or pharmaceutical product typically involves three sequential phases, but the phases may overlap. In the initial clinical evaluation, Phase 1, the product is tested for safety, dosage tolerance, distribution, excretion and pharmacodynamics. Phase 2 involves studies in a limited patient populations to evaluate the effectiveness of the product for a particular indication, to refine optimal dosage and schedules of administration, and to identify possible side effects and risks. For diagnostic imaging agents, such as LeuTech, typically the smallest quantity of product producing satisfactory images will be employed. For therapeutic products the side effects and risks of increased doses must be balanced against increased therapeutic benefits. When a product appears to be effective in Phase 2 trials, it is then evaluated in Phase 3 clinical trials. Phase 3 trials consist of additional testing for effectiveness and safety with an expanded patient group, usually at multiple test sites.

           When Phase 3 studies are complete, the results of the pre-clinical and clinical studies, along with manufacturing information, are submitted to the FDA in the form of either a BLA or an NDA. The FDA must approve the BLA or NDA, as applicable, before the product may be marketed. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, may require additional testing or information, or may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the effects of the product in general use. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may in some circumstances impose restrictions on the use of the drug that may limit its marketing potential.

           In addition to obtaining either BLA or NDA approval from the FDA for any of the Company's proposed products, if the proposed product is manufactured in the United States the drug manufacturing establishment must be registered with, and inspected by, the FDA. Such drug manufacturing establishments are subject to biennial inspections by the FDA, and must comply with GMP regulations enforced by the FDA. To supply products for use in the United States, foreign manufacturing establishments must comply with GMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Components of LeuTech are manufactured by contract manufacturing establishments both in the United States and in foreign countries, and the Company anticipates that PT-14 and proposed products resulting from MIDAS technology will be manufactured by contract manufacturing establishments. The Company is dependent on such contract manufacturing establishments for, and will have only limited control over, the commercial manufacturing of its proposed products in compliance with FDA and other regulatory requirements.

MANUFACTURING AND MARKETING

           To be successful, the Company's products must be manufactured in commercial quantities under GMP requirements prescribed by the FDA and at acceptable costs. The Company has not yet manufactured any pharmaceutical products in commercial quantities and currently does not have the facilities to manufacture any products in commercial quantities under GMP. The Company intends to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products, and the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products.

           LeuTech requires purified monoclonal antibody, made from a specific parent cell line. There are, on a worldwide basis, a limited number of contract manufacturers capable of producing purified monoclonal antibodies. The Company has entered into manufacturing arrangements with third-party contract manufacturers for GMP production and purification of the monoclonal antibody required for LeuTech and for GMP vialing and lyophilization of LeuTech.

           Proposed products resulting from MIDAS technology and PT-14 are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. The Company currently contracts with third-party manufacturers for the production of peptides and anticipates doing so in the future.

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

PRODUCT LIABILITY AND INSURANCE

           The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of proposed products to be developed by the Company. The use of proposed products developed by the Company in clinical trials and the subsequent sale of such proposed products is likely to cause the Company to bear all or a portion of those risks. The Company has liability insurance providing up to $5,000,000 coverage per occurrence and in the aggregate as to certain clinical trial risks, and will seek to obtain additional product liability insurance before the commercialization of its products. In addition, products such as those proposed to be sold by the Company may be subject to recall for unforeseen reasons.

EMPLOYEES

           As of June 30, 1998, the Company employed 23 persons full time, of whom 14 were engaged in research and development activities and nine were engaged in administration and management. Of the Company's employees, eight hold Ph.D. degrees. The Company, from time to time, hires scientific consultants to work on certain of its research and development programs. The Company believes that it has been successful in attracting skilled and experienced scientific personnel; however, competition for such personnel is intense.

           None of the Company's employees is covered by a collective bargaining agreement. The Company's employees have executed confidentiality agreements. The Company considers relations with its employees to be good.

           The Company relies, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of manufacturing and certain aspects of regulatory approval and clinical management. The Company's employees, advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information.

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

           Merger with RhoMed. On June 25, 1996, a newly formed, wholly-owned subsidiary of Interfilm, Interfilm Acquisition Corporation, a New Mexico corporation, merged with and into RhoMed Incorporated ("RhoMed"), a New Mexico corporation, and all of RhoMed's outstanding equity securities were ultimately exchanged for equity securities of the Company (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Securities" as hereafter defined) receiving an aggregate of an approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Securities"), including without limitation, any rights underlying RhoMed's qualified and nonqualified stock option plans, were automatically converted into rights to receive, upon exercise, Common Stock, in the same manner in which shares of RhoMed common stock were converted. Since the former stockholders of RhoMed acquired, by reason of the Merger, more than a 50% controlling interest in the Company, the Merger has been treated, for accounting purposes, as a reverse acquisition. Consequently, the historical financial statements of the Company prior to June 25, 1996, are those of RhoMed.

           In connection with the Merger, certain pre-Merger assets and liabilities of the Company and one of its wholly-owned subsidiaries, consisting principally of certain intellectual property and litigation claims, were transferred to an unaffiliated limited liability partnership for the benefit of the Company's pre-Merger stockholders as of a record date of June 21, 1996 (the "Partnership"). See Item 3.

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

           EARLY STAGE OF DEVELOPMENT; UNCERTAINTY OF PRODUCT DEVELOPMENT; TECHNOLOGICAL UNCERTAINTY. The Company is at an early stage of development. Accordingly, the Company has not begun to market or generate significant revenues from the commercialization of any products. It will be a number of years, if ever, before the Company will recognize significant revenues from product sales or royalties. The Company's technologies and products under development will require significant time-consuming and costly research, development, pre-clinical studies, clinical testing, manufacturing processes, regulatory approval and significant additional investment prior to their commercialization, which may never occur. There can be no assurance that the Company's research and development programs will be successful, that its products will prove to be safe and efficacious, that its products will obtain the required regulatory approvals, demonstrate substantial therapeutic or diagnostic benefit, experience no design or manufacturing problems, be manufactured on a large scale, be commercialized on a timely basis, be economical to market, or that the Company's products will receive market acceptance. The Company may be dependent on third parties for the development, manufacturing and marketing, including distribution and sales, of its proposed products. There can be no assurance that the Company will be successful in entering into strategic alliances or collaborative arrangements on commercially reasonable terms, if at all, that such alliances or arrangements will be successful, or that the parties with which the Company will establish alliances or arrangements will perform their obligations under such alliances or arrangements. The Company or its collaborators or licensees may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing. The failure by the Company to successfully address such problems and delays would have a material adverse effect on the Company. In addition, no assurance can be given that proprietary rights of third parties will not preclude the Company from marketing its proposed products or that third parties will not market superior or equivalent products. See this Item 1 and
Item 6.

           HISTORY OF OPERATING LOSSES AND ACCUMULATED DEFICIT. The Company has incurred net operating losses since its inception (January 28, 1986) and, as of June 30, 1998, had an accumulated deficit of approximately $23,319,980, which has increased to date. The Company anticipates incurring additional losses over at least the next several years and such losses are expected to increase as the Company expands clinical trials and manufacturing efforts on LeuTech and continues research and development of PT-14 and MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop its technologies and products, protect such products through safeguarding the Company's intellectual property, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. See Item 6.

           NEED FOR ADDITIONAL FINANCING AND ACCESS TO CAPITAL. The Company has incurred negative cash flow from operations since its inception. The Company has expended, and will continue to expend in the future, if available, substantial funds to continue its research and development programs, including pre-clinical studies and clinical trials, to seek regulatory approval of its products, to develop manufacturing and marketing capabilities, and to fund the growth that is expected to occur if any of its proposed products are approved for marketing. Further, the Company has significant long-term debt that is due and payable through May 1999. The Company expects that its existing capital resources will be adequate to make scheduled debt payments and to fund its operations through December 1998, based on current expenditure levels. No assurance can be given that there will be no events affecting the Company's operations that would deplete available resources significantly before such time. The Company's future capital requirements depend on many factors, including continued progress in its research and development activities, progress with pre-clinical studies and clinical trials, prosecuting and enforcing patent claims, technological and market developments, the ability of the Company to establish product development arrangements, the cost of manufacturing scale-up and effective marketing activities and collaborative or other arrangements. The Company will seek to obtain additional funds through public or private financings, including equity or debt financings, collaborative or other arrangements with corporate partners and others, and from other sources. No assurance can be given that additional financing will be available when needed, if at all, or on terms acceptable to the Company. If adequate additional funds are not available, the Company may be required to delay, scale back or eliminate certain of its research or development activities, its manufacturing and marketing efforts, or require the Company to license to third parties certain products or technologies that the Company would otherwise seek to commercialize itself. If adequate funds are not available, there will be a material and adverse effect on the Company. See Item 6.

           PATENTS AND PROPRIETARY RIGHTS, NO ASSURANCE OF ENFORCEABILITY OR SIGNIFICANT COMPETITIVE ADVANTAGE. In general, the patent positions of companies relying upon biotechnology are highly uncertain and involve complex legal and factual questions. To date, no consistent policy regarding the breadth of claims that are properly accorded to biotechnology patents has emerged. There can be no assurance that patents will issue from the patent applications filed by the Company or its licensors or that the scope of any claims granted in any patent will provide meaningful proprietary protection or a competitive advantage to the Company. There can be no assurance that the validity or enforceability of patents issued or licensed to the Company will not be challenged by others or, if challenged, will be upheld by a court. In addition, there can be no assurance that competitors will not be able to circumvent any patents issued or licensed to the Company.

           There can be no assurance that the manufacture, use or sale of the Company's proposed products would not infringe patent rights of others.
The Company may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. There can be no assurance that a license will be available to the Company, if at all, upon terms and conditions acceptable to the Company or that the Company will prevail in any patent litigation. Patent litigation is costly and time-consuming, and there can be no assurance that the Company will have sufficient resources to pursue such litigation. If the Company does not obtain a license under any such patents, is found liable for infringement, or if such patents are not found to be invalid, the Company may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents. In addition, there can be no assurance that others will not infringe patent rights of the Company or that the Company will have sufficient resources to pursue such litigation. There can be no assurance that the Company has identified United States or foreign patents that pose a risk of infringement.

           The Company has received notice that a third party is seeking to have the PTO declare an interference proceeding between a patent application owned by the third party and an issued patent owned by the Company relating to radiolabeling of peptides. The PTO has not declared an interference. If the PTO declares an interference, the Company believes that the final outcome of this proceeding, even if adverse to the Company, would not have a material adverse effect on the Company's current product development plans.

           The Company also relies on certain proprietary technologies (trade secrets and know-how) which are not patentable. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with its employees, consultants and certain of its contractors, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors. If the Company's employees, scientific consultants, collaborators, or licensees develop inventions or processes independently that may be applicable to the Company's product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become the Company's property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of the Company's proprietary rights. Failure to obtain or maintain patent and trade secret protection, for any reason, could have a material adverse effect on the Company. See "Patents and Proprietary Information" in this Item 1.

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

           UNCERTAINTY OF DEVELOPMENT AND COMMERCIALIZATION OF LEUTECH. The Company has entered into an exclusive royalty-bearing license agreement with Wistar Institute for a defined field of use for the antibody and cell line used for LeuTech, which license agreement contains certain performance criteria and benchmark payments. Failure to meet the performance criteria for any reason or any other event of default under the license agreement leading to termination of the exclusive license agreement with Wistar Institute would have a material adverse effect on the Company. While the Company has negotiated long-term contractual arrangements for the manufacture of LeuTech, there can be no assurance that such contractors will be able to successfully manufacture LeuTech on a sustained basis or that such contractors will remain in the contract manufacturing business for the time required by the Company to market LeuTech, and failure to do so would have a material adverse effect on the Company.

           While the Company has filed an IND for LeuTech with the FDA, and intends to complete Phase 3 clinical trials in 1999 and file regulatory applications with the FDA for approval to market LeuTech for equivocal appendicitis thereafter, there can be no assurance that the Company's LeuTech development program will be successful, that the FDA will permit the Company's clinical trials to proceed as planned, that LeuTech will prove to be safe and efficacious in clinical trials, that LeuTech can be manufactured in commercially required quantities on a sustained basis at an acceptable price, that LeuTech will obtain the required regulatory approvals or that the Company or its collaborators will be successful in marketing LeuTech and in obtaining market acceptance of LeuTech. The Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of LeuTech. Failure to develop, obtain regulatory approval for, manufacture and market LeuTech on a timely basis would have a material adverse effect on the Company. See "Products and Technologies in Development" in this Item 1.

           DEPENDENCE ON SOLE SOURCE CONTRACT MANUFACTURER FOR LEUTECH. The Company depends on a sole source contract manufacturer to produce and purify monoclonal antibody under GMP for use in LeuTech. The contract manufacturer is located outside the United States, and has only two facilities in which monoclonal antibodies can be produced and purified, although to date the manufacturer has produced and purified the monoclonal antibody required for LeuTech in only one of its facilities. There are, on a worldwide basis, a limited number of contract facilities in which monoclonal antibodies can be produced under GMP for use in pharmaceutical drugs, and historically it can take a substantial period of time for a contract facility to begin producing and purifying clinical grade monoclonal antibodies under GMP. The Company is accordingly dependent on the contract manufacturer to produce and purify monoclonal antibody under GMP which meets acceptance standards for LeuTech. There can be no assurance that the contract manufacturer will perform as agreed or will remain in the contract manufacturing business for the time required by the Company to successfully produce and market LeuTech, and failure to do so would have a material adverse effect on the Company.

           UNCERTAINTY OF DEVELOPMENT OF PT-14. The Company has entered into an exclusive royalty-bearing license agreement with Competitive Technologies to develop and market PT-14, which license agreement contains certain performance criteria and benchmark payments. The Company has also entered into a license and development agreement with TheraTech, including a license to certain patents owned by TheraTech, to collaboratively develop an oral transmucosal delivery system for PT-14. The agreement with TheraTech contains certain performance criteria and financial obligations. There can be no assurance that the Company and TheraTech will be able to develop an acceptable oral transmucosal delivery system for PT-14 in any reasonable period of time or for acceptable costs, if at all. Failure to meet the performance criteria for any reason or any other event of default under the foregoing agreements leading to termination of such agreements, which may have a material adverse effect on the Company. There can be no assurance that the Company's PT-14 development program will be successful, that PT-14 will prove to be safe and efficacious in clinical trials, that PT-14 will obtain required regulatory approvals or that the Company or its collaborators will be successful in obtaining market acceptance of PT-14. In addition, the Company or its collaborators may encounter problems and delays relating to research and development, regulatory approval, manufacturing and marketing of PT-14. Failure to develop, obtain regulatory approval for, manufacture and market PT-14 on a timely basis may have a material adverse effect on the Company. See "Products and Technologies in Development" in this
Item 1.

           UNCERTAINTY OF DEVELOPMENT OF MIDAS TECHNOLOGY. The Company is engaged in research and development on a number of product opportunities for its MIDAS technology, including use as an infection imaging agent and a therapeutic agent for treatment of obesity, and believes that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. The Company intends to expand research and development of MIDAS technology applications primarily through strategic alliances with other entities. No assurances can be made regarding the establishment or the timing of such alliances, and the failure to establish such alliances on a timely basis could limit the Company's ability to develop MIDAS technology and could have a material adverse effect on the Company. The Company expects to devote resources to expand research and development of MIDAS technology to the extent funding is available. No prediction can be made, however, as to when or whether the areas in which there are ongoing MIDAS technology research projects will yield scientific discoveries, or whether such research projects will lead to commercial products. See "Products and Technologies in Development" in this
Item 1.

           While the Company has entered into the Option Agreement with Nihon, pursuant to which Nihon has an option to exclusively license certain products based on the Company's MIDAS technology, there can be no assurance that future payments provided for in the Option Agreement will be made, that the Company and Nihon will ever enter into a definitive license agreement, or that a definitive strategic alliance between the Company and Nihon will result in the development or commercialization of any product. In the event that Nihon gives notice of its right to negotiate a license agreement, and the parties cannot agree on terms of such license agreement, the Company will be required to repay certain monies to Nihon. Failure to enter into a definitive license agreement, or being required to repay certain monies to Nihon, may have a material adverse effect on the Company. See Item 6.

           GOVERNMENT REGULATION; NO ASSURANCE OF PRODUCT APPROVAL. Research, development, testing, clinical trials, manufacture, advertising and marketing, including distribution and sale, of pharmaceutical and radiopharmaceutical products are subject to extensive regulation by governmental authorities in the United States and other countries and by state regulatory authorities. This regulatory process, which includes pre-clinical studies and clinical trials of each proposed product to establish safety and effectiveness and confirmation by the FDA that good laboratory, clinical and manufacturing practices were maintained during testing and manufacturing, can take many years and requires the expenditure of substantial resources. To date, none of the proposed products being developed by the Company have been submitted for approval or approved by the FDA or any other regulatory authority for marketing, and there can be no assurance that any such product will ever be submitted or approved for marketing or that the Company will be able to obtain the labeling claims desired for its products. Delays in obtaining or failure to obtain such regulatory approvals would have a material adverse effect on the Company.

           The Company is and will continue to be dependent upon the laboratories and medical institutions conducting its pre-clinical studies and clinical trials to maintain both good laboratory and good clinical practices. There can be no assurance that such facilities will maintain such practices, which could further delay the approval process.

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

           NO COMMERCIAL MANUFACTURING CAPABILITY OR EXPERIENCE. To be successful, the Company's products must be manufactured in commercial quantities under GMP requirements prescribed by the FDA and at acceptable costs. The Company intends to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of its products and the Company will be dependent on such corporate partners or other entities for, and will have only limited control over, the commercial manufacturing of its products. The Company has entered into manufacturing arrangements for the manufacture of LeuTech under GMP, however, there can be no assurance that the contract manufacturers will perform as agreed or will remain in the contract manufacturing business for the time required by the Company, which would have a material adverse effect on the Company. See "Manufacturing and Marketing" in this Item 1.

           LIMITED CLINICAL TRIAL EXPERIENCE. Before obtaining required regulatory approvals for the commercial sale of its proposed products, the Company must demonstrate through clinical trials that such products are safe and efficacious for use. The initiation and completion of clinical trials is dependent upon many factors, including the availability of qualified clinical investigators and access to suitable patient populations. The Company relies, in part, on third parties for preparation of regulatory filings and the design of clinical trials. There can be no assurance that the Company will be able to find appropriate third parties to provide services relating to clinical trials. Delays in initiating and completing clinical trials may result in increased trial costs and delays in FDA submissions, which would have a material adverse effect on the Company.

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

           LIMITED MARKETING, DISTRIBUTION OR SALES CAPABILITY AND EXPERIENCE. The Company has limited experience in marketing pharmaceutical products, including distribution and selling of pharmaceutical and radiopharmaceutical products, and will have to develop a sales force and/or rely on collaborators or licensees or on arrangements with others to provide for the marketing, distribution, and sales of its proposed products. There can be no assurance that the Company will be able to establish marketing, distribution and sales capabilities or make arrangements with third parties to perform such activities on acceptable terms, which may result in the lack of control by the Company over the marketing, distribution and sales of its proposed products and which would have a material adverse effect on the Company. In addition, there can be no assurance that the Company or any third party will be successful in marketing, distributing or selling any products, and failure to do so could have a material adverse effect on the Company. See "Manufacturing and Marketing" in this Item 1.

           COMPETITION. The radiopharmaceutical and pharmaceutical industries are highly competitive. In the radiopharmaceutical industry, there are several companies devoted to development and commercialization of monoclonal antibody-based products and peptide-based products. In the development of products to treat MED, there are many companies that are commercializing products or that have programs to develop products to treat MED. In the pharmaceutical industry, there are a number of companies developing peptide-based drugs, including companies exploring a number of different approaches to making conformationally-constrained peptides for use as therapeutic drugs. The Company is likely to encounter significant competition with respect to its proposed products currently under development. Many of the Company's competitors, including those developing antibody- and peptide-based radiopharmaceutical products, products for the treatment of MED and peptide-based therapeutic products, have substantially greater financial and technological resources and marketing capabilities than the Company, and have significantly greater experience in research and development. Accordingly, the Company's competitors may succeed in developing products and underlying technologies more rapidly than the Company, and in developing products that are more effective and useful and are less costly than any that may be developed by the Company, and may also be more successful than the Company in manufacturing and marketing such products. Furthermore, the Company will compete with many other companies that currently have extensive and well-funded marketing, distribution and sales operations. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements. There can be no assurance that, even if the Company is successful in receiving FDA market approval for any of its proposed products, the Company or its collaborators or licensees will be able to successfully compete. See "Competition" in this Item 1.

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

           RISK OF LIABILITY; ADEQUACY OF INSURANCE COVERAGE; RISK OF PRODUCT RECALL. The Company's business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of proposed pharmaceutical products to be developed by the Company. There can be no assurance that product liability claims will not be asserted against the Company, its collaborators or licensees. The use of proposed products developed by the Company in clinical trials and the subsequent sale of such proposed products is likely to cause the Company to bear all or a portion of those risks. Such litigation claims could have a material adverse effect on the Company. The Company has liability insurance providing up to $5,000,000 coverage per occurrence and in the aggregate as to certain clinical trial risks, and will seek to obtain additional product liability insurance before the commercialization of its products. There can be no assurance, however, that insurance will be available to the Company on acceptable terms, if at all, or that such coverage once obtained would be adequate to protect the Company against future claims or that a medical malpractice or other claim would not materially and adversely affect the Company. Furthermore, there can be no assurance that any collaborators or licensees of the Company will agree to indemnify the Company, be sufficiently insured or have a net worth sufficient to satisfy any such product liability claims. In addition, products such as those proposed to be sold by the Company may be subject to recall for unforeseen reasons. Such a recall could have a material adverse effect on the Company. See "Government Regulation" and "Product Liability and Insurance" in this Item 1.

           DEPENDENCE ON KEY MANAGEMENT AND QUALIFIED PERSONNEL; LIMITED PERSONNEL; DEPENDENCE ON CONTRACTORS. The Company is highly dependent upon the efforts of its management. The loss of the services of one or more members of management could impede the achievement of development objectives. The Company's Chairman of the Board, Chief Executive Officer and President, and the Company's Vice President and Chief Financial Officer, also serve as the Chairman of the Board and the Chief Financial Officer of Derma Sciences, Inc. ("Derma Sciences"), a publicly traded medical technology company. These individuals devote their business time to the business and interests of both companies as is necessary to perform their duties for such companies. The Board of Directors does not believe that there is a conflict of interest between the business of the Company and Derma Sciences because, among other things, the Company is in the business of discovery and development of pharmaceuticals and Derma Sciences is in the business of selling devices and products for wound care. Due to the specialized scientific nature of the Company's business, the Company is also highly dependent upon its ability to attract and retain qualified scientific and technical personnel. There is intense competition for qualified personnel in the areas of the Company's activities and there can be no assurance that the Company can presently, or will be able to continue to, attract and retain the qualified personnel necessary for the development of its existing business and its expansion into areas and activities requiring additional expertise. In addition, the Company's intended or possible growth and expansion into areas requiring additional skill and expertise, such as marketing, including sales and distribution, will require the addition of new management personnel and the development of additional expertise by existing management personnel. The loss of, or failure to recruit, scientific, technical and marketing and managerial personnel could have a material adverse effect on the Company.

            The Company relies, in substantial part, and for the foreseeable future will rely, on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of manufacturing and certain aspects of regulatory approval and clinical management. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to the Company on a timely basis when needed, or that the Company could find qualified replacements. The Company's advisors and consultants generally sign agreements that provide for confidentiality of the Company's proprietary information. However, there can be no assurance that the Company will be able to maintain the confidentiality of the Company's technology, the dissemination of which could have a material adverse effect on the Company.

           POSSIBLE "YEAR 2000" PROBLEMS. Although the Company believes that its computer systems and software products are fully Year 2000 compatible, it is possible that certain computer systems or software products of the Company's suppliers and contractors may not accept input of, store, manipulate and output dates prior to the Year 2000 or thereafter without error or interruption. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the Year 2000 approaches. However, there can be no assurance that the Company will identify all date-handling problems of its suppliers and contractors in advance of their occurrence, or that the Company will be able to successfully remedy problems that are discovered. The expense of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, could have a material adverse effect on the Company.

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

           CERTAIN INTERLOCKING RELATIONSHIPS; POTENTIAL CONFLICTS OF INTEREST. One of the directors of the Company is an officer of Paramount Capital, Inc. and of Paramount Capital Investments, LLC ("Paramount Capital Investments"). Paramount Capital Investments is a merchant bank and venture capital firm specializing in biotechnology and biopharmaceutical companies. In the regular course of its business, Paramount Capital Investments identifies, evaluates and pursues investment opportunities in biomedical and pharmaceutical products, technologies and companies. Generally, Delaware corporate law requires that any transactions between the Company and any of its affiliates be on terms that, when taken as a whole, are substantially as favorable to the Company as those then reasonably obtainable from a person who is not an affiliate in an arms-length transaction. Nevertheless, neither Paramount Capital Investments nor any other person is obligated pursuant to any agreement or understanding with the Company to make any additional products or technologies available to the Company, and there can be no assurance, and purchasers of the Common Stock should not expect, that any biomedical or pharmaceutical product or technology identified by Paramount Capital Investments or any other person in the future will be made available to the Company. In addition, certain of the officers, directors, consultants and advisors to the Company do and may from time to time serve as officers, directors, consultants or advisors to other pharmaceutical or biotechnology companies, or to investment banking, venture capital or similar firms. There can be no assurance that such other companies or firms will not in the future have interests in conflict with those of the Company.


ITEM 2.    DESCRIPTION OF PROPERTY.

           The Company's executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey, where it leases approximately 4,000 square feet under a lease which expires July 31, 2002. The Company's research and development facility is located in Edison, New Jersey, where it leases approximately 10,500 square feet, with an option as to additional space, under a lease which expires July 31, 2007. The properties the Company leases are in good condition.


ITEM 3.    LEGAL PROCEEDINGS.

           In April 1996, prior to the Merger, the Company and one of its subsidiaries filed a complaint against Sony Corporation of America and certain of its affiliates and subsidiaries (collectively, "Sony") in the Supreme Court of the State of New York, County of New York, for breach of contract and breach of good faith and fair dealing (the "Sony Litigation"). The Sony Litigation relates solely to the business activities of the Company prior to the Merger and, pursuant to the Merger, was included in certain assets and liabilities of the Company transferred to the Partnership solely for the benefit of the Company's stockholders as of June 21, 1996. Accordingly, the litigation is under the control of and at the expense of the Partnership, and the Company will receive no financial benefit from the litigation. In July 1998, following affirmance by the appellate division of a ruling by the trial court substantially limiting damages available to the Partnership, the parties to the Sony Litigation settled all claims, including counterclaims asserted by Sony, and dismissed the Sony Litigation.

           The Company is involved in various other claims and litigation arising in the normal course of business, consisting of actions commenced against the Company prior to the Merger. Management believes that the outcome of such claims and litigation will not have a material adverse effect on the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Common Stock has been quoted on The Nasdaq SmallCap Market(sm) (the "Nasdaq SmallCap"), under the symbol "PLTN," since October 14, 1997. From October 1, 1995 until listing on the Nasdaq SmallCap, the Common Stock was quoted on the OTC Bulletin Board(R) (the "Bulletin Board"). There can be no assurance that the Company will be able to maintain the criteria for continued listing on the Nasdaq SmallCap.

           The following table gives the range of high and low bid information for the Common Stock for each quarter within the last two fiscal years, as obtained from The Nasdaq Stock Market, Inc. ("Nasdaq"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                    HIGH                LOW
                      PERIOD                   BID PRICE (1)       BID PRICE (1)
                  --------------               -------------      --------------
            July 1 - September 30, 1996             55                   7
            October 1 - December 31, 1996         11 1/4               5 3/8
            January 1 - March 31, 1997            9 1/4                6 3/8
            April 1 - June 30, 1997                 7                    5
            July 1 - September 30, 1997           9 1/2                6 1/4
            October 1 - December 31, 1997        10 3/4                5 1/4
            January 1 - March 31, 1998            7 3/8                5 1/2
            April 1 - June 30, 1998              9 1/16                4 3/4
            July 1 - September 22, 1998          5 11/16               1 29/32
--------------------------------------

(1) The prices in the table have been adjusted to give retroactive effect to the 1-for-10 reverse split of the outstanding Common Stock which became effective on July 19, 1996 and the 1-for-4 reverse split of the outstanding Common Stock which became effective on September 5, 1997. While the Merger was effective June 26, 1996, no RhoMed equity securities were exchanged for Common Stock until July 19, 1996, and accordingly prices on and prior to July 19, 1996 may not accurately reflect the effects of the Merger.

           Holders. On September 17, 1998, the approximate number of holders of record of Common Stock was 257.

           Dividend Policy. The Company has never declared or paid any cash dividends on the Common Stock. The Company currently intends to retain earnings, if any, for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion. The Company may not pay a dividend or make any distribution to holders of any capital stock of the Company, including Common Stock, unless and until the Company first pays a special dividend or distribution of $100 per share to the holders of Series A Preferred Stock, and unless holders of two-thirds of the Series A Preferred Stock approve the dividend, and may not pay a dividend or make any distribution to holders of any capital stock of the Company, including Common Stock, except Series A Preferred Stock, so long as any Series B Preferred Stock remains outstanding.

           Recent Sales of Unregistered Securities. During the period covered by this Report, except as previously included on a quarterly report on Form 10-QSB, the Company sold the following securities without registering the securities under the Securities Act of 1933, as amended (the "Securities Act"), all in non-underwritten transactions:

           (i) Series B Preferred Stock. As of April 28, 1998, the Company completed a private placement of 18,875 shares of Series B Preferred Stock of the Company for gross proceeds of $1,887,500 and net proceeds of approximately $1,600,000 (the "Series B Offering"). The Series B Preferred Stock was sold to four accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. Each purchaser represented to the Company that the purchaser was purchasing the Series B Preferred Stock for the purchaser's own account for investment and not with a view toward resale or distribution to others. The certificates representing Series B Preferred Stock bear a restrictive legend.

           The net proceeds of the Series B Offering will be used for working capital purposes, and no portion will be used to redeem any equity or equity-equivalent securities of the Company, and no more than $1,200,000 will be used for repayment of the Company's indebtedness. Paramount Capital, Inc. received a finder's fee of $188,750 in connection with the private placement.

           Each share of Series B Preferred Stock is convertible at any time, at the option of the holder, into approximately 28.4 shares of Common Stock, calculated by dividing the stated value of each share of Series B Preferred Stock ($100.00) by the conversion price ($3.52). The conversion price for Series B Preferred Stock is subject to adjustment upon certain events, including payment of stock dividends, distributions, and tender offer or merger announcements.

           (ii) Exercise of Outstanding Warrants. The Company sold shares of Common Stock to exercising warrant holders as follows:

             Date                 Number of Shares        Total Consideration
        --------------            ----------------        -------------------
        March 18, 1998                3,456                      $750
        May 11, 1998                  3,456                      $750
        May 26, 1998                  2,367                    $6,250

None of the shares of Common Stock were publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because each transaction involved the sale of restricted stock to the exercising holder of a restricted warrant, not involving any public offering.

           (iii) Exercise of Outstanding Options. On January 27, 1998, Company sold 184 shares of Common Stock to an exercising option holder for an aggregate consideration of $40. The shares of Common Stock sold were not publicly offered or sold through underwriters, and no underwriting discounts or commissions were paid. The Company claimed exemption from registration pursuant to Section 4(2) of the Securities Act because the transaction involved the sale of restricted stock to the exercising holder of an option, not involving any public offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Report.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1998 COMPARED TO THE YEAR ENDED JUNE 30, 1997

           GRANTS AND CONTRACTS - During the year ended June 30, 1998, the Company completed its four Phase I grants with the NIH under the Small Business Innovative Research program. Grant revenue from these Research Grants was $33,967, compared to $350,173 during the year ended June 30, 1997. The Company has applications pending for additional Research Grants, including continuation phases of previously awarded Research Grants, but there can be no assurance that any additional Research Grants will be awarded.

           LICENSE FEES AND ROYALTIES - There were no revenues from license fees or royalties during the year ended June 30, 1998. In the year ended June 30, 1997, the Company entered into the Option Agreement with Nihon, pursuant to which the Company received an initial payment of $1,000,000 before Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment by recognizing license fee revenue of $350,000 and deferred license fee revenue of $550,000. The deferred license fee revenue will be recognized as revenue when a license agreement is consummated. In the event that the parties cannot agree on terms of a license agreement, then the Company could be required to repay $550,000 of the Initial Payment to Nihon.

           SALES - There were no revenues from sales during the year ended June 30, 1998. During the year ended June 30, 1997, the Company discontinued sales of its RhoChek product due to insufficient sales. Total revenues from sales during the year ended June 30, 1997, were $22,184.

           RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses increased to $7,111,716 for the year ended June 30, 1998 from $3,409,983 for the year ended June 30, 1997. The Company substantially increased research and development spending, primarily relating to development of the LeuTech product, including increased expenses for manufacturing scale-up, consulting and initiation of Company-sponsored clinical trials, and also relating to research expenses on the Company's MIDAS metallopeptide technology. The increase is also attributable to the amortization of deferred compensation, and to the value of options granted at exercise prices below the then current market price of the Company's Common Stock, totaling $797,570 for the year ended June 30, 1998. The Company expects research and development expenses to continue to increase in future years as the Company expands manufacturing development efforts and enters Phase 3 of its clinical trials on LeuTech and expands its efforts to develop PT-14 and MIDAS technology.

           GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased to $2,990,756 for the year ended June 30, 1998 from $2,533,883 for the year ended June 30, 1997. The increase in general and administrative expenses was mainly attributable to the amortization of deferred compensation, totaling $925,740 for the year ended June 30, 1998, and the value of options granted at exercise prices below the then current market price of the Company's Common Stock. General and administrative expenses are expected to remain consistent with the current levels for fiscal year 1999.

           INTEREST INCOME - Interest income increased to $408,770 for the year ended June 30, 1998 from $296,009 for the year ended June 30, 1997. The interest income is primarily the result of interest on the net proceeds from the Company's offering of Series A Preferred Stock.

           INTEREST EXPENSE - Interest expense decreased to $227,143 for the year ended June 30, 1998 from $374,664 for the year ended June 30, 1997. The decrease is due to the repayment by the Company of outstanding principal on long-term debt provided by Aberlyn. Interest expense is expected to remain at current levels for fiscal year 1999.

           NET LOSS - Net loss increased to $9,886,878 for the year ended June 30, 1998 from $5,300,164 for the year ended June 30, 1997.

YEAR ENDED JUNE 30, 1997 COMPARED TO THE YEAR ENDED JUNE 30, 1996

           GRANTS AND CONTRACTS - During the year ended June 30, 1997, the Company had four active Research Grants, totaling $394,970. Grant and contract revenue from these grants was $350,173 during the year ended June 30, 1997, compared to no revenue from grants and contracts during the year ended June 30, 1996.

           LICENSE FEES AND ROYALTIES - In the year ended June 30, 1997, the Company accounted for the Initial Payment received from Nihon by recognizing license fee revenue of $350,000 and deferred license fee revenue of $550,000. There were no revenues from license fees or royalties during the year ended June 30, 1996.

           SALES - Total revenues from sales during the year ended June 30, 1997, were $22,184, compared to $27,517 for the year ended June 30, 1996.

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

           INTEREST INCOME - Interest income increased to $296,009 for the year ended June 30, 1997 from $10,515 for the year ended June 30, 1996. The interest income is primarily the result of interest on the net proceeds from the Company's pre-Merger equity offering and its offering of Series A Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES

           Since its inception, the Company has incurred net operating losses and, as of June 30, 1998, had an accumulated deficit of $23,319,980. The Company has financed its net operating losses through June 30, 1998 by a series of debt and equity financings. At June 30, 1998, the Company had cash and cash equivalents of $4,511,187.

           For the year ended June 30, 1998, the net decrease in cash amounted to $8,295,530. Net cash used for operating activities was $7,396,185, net cash used for investing activities was $1,505,229, and net cash provided by financing activities was $605,884.

           As of April 28, 1998, the Company completed a private placement of 18,875 shares of Series B Preferred Stock of the Company for gross proceeds of $1,887,500 and net proceeds of approximately $1,600,000, after deducting finder's fees and other expenses of the Series B Offering.

           As of July 8, 1998, the Company completed a private placement of 363,636 shares of Common Stock of the Company for gross proceeds of $2,000,000 and net proceeds of approximately $1,964,000, after deducting expenses. The net proceeds will be used for research and development of an oral dosage form of PT-14.

           Pursuant to the Option Agreement with Nihon, Nihon can maintain its option to license certain products based on the Company's MIDAS technology provided Nihon makes certain milestone payments based on progress in product development. Nihon may exercise its right to negotiate a license at any time upon notice and payment of additional monies to the Company. In the event that the parties cannot agree on terms of a license agreement, then the Company may be required to repay $550,000 to Nihon. There can be no assurance that the Company and Nihon will ever enter into a definitive license agreement, that additional payments provided for in the license option agreement will be made, or that a strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

           The Company's monthly payments on long-term debt provided by Aberlyn are $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

           In March 1997, the Company entered into a ten-year lease on research and development facilities in Edison, New Jersey, which commenced August 1, 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

           Effective August 1, 1997, the Company entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments are approximately $97,000 per year.

           The Company has entered into three license agreements, which require minimum yearly payments. Future minimum payments under the license agreements are as follows: 1999 - $150,000, 2000 - $200,000, 2001 - $150,000, 2002 -
$200,000 and 2003 - $200,000.

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

           The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's projected debt obligations and operations through December 1998, based on current expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. In addition, the Company expects that it will have additional requirements for debt or equity capital, even after its July 1998 sale of Common Stock, irrespective of whether and when it reaches profitability, for further development of products, product and technology acquisition costs, and working capital. The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including progress in its product development efforts, the magnitude and scope of such efforts, progress with pre-clinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and the expansion of strategic alliances. To the extent that funds from its existing capital resources are insufficient to meet current or planned operating requirements, the Company will be required to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

YEAR 2000 COMPATIBILITY

           The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs or computer-assisted systems that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. It is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the Year 2000 approaches. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.


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

           RhoMed, before the Merger, consulted Arthur Andersen LLP regarding the application of accounting principles to the proposed Merger. The primary issue that was the subject of such consultations was the characterization of the proposed Merger for accounting purposes. RhoMed was orally advised by Arthur Andersen LLP that the Merger would be treated as a recapitalization of RhoMed with RhoMed as the acquirer (reverse acquisition), and that the proposed Merger would not constitute a business combination. The Company's former accountant, Deloitte & Touche LLP, was not consulted by the Company regarding such issue.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth the name, ages and positions of the executive officers and directors of the Company:

NAME                           AGE      POSITION WITH THE COMPANY
--------------------------     ---      --------------------------------------
Edward J. Quilty (1) (2)       46       Chairman of the Board, President, Chief
                                        Executive Officer and Director

Carl Spana, Ph.D.              36       Executive Vice President, Chief
                                        Technology Officer and Director

Charles Putnam                 45       Executive Vice President and Chief
                                        Operating Officer

Stephen T. Wills               41       Vice President and Chief Financial
                                        Officer

Jeffrey Koellner               34       Controller

Michael S. Weiss (2)           31       Director

James T. O'Brien (1) (2)       59       Director

John K.A. Prendergast, Ph.D.   43       Director

Robert G. Moussa (1)           51       Director
---------------------

(1) Member of the Compensation Committee. Mr. Quilty, as President of the Company, is a member ex officio of the Compensation Committee.

(2)        Member of the Audit Committee.

           EDWARD J. QUILTY has been Chairman of the Board, President, Chief Executive Officer and a director of the Company since June 25, 1996, the date of the Merger, and has since November 1995 been Chief Executive Officer and a director of RhoMed. From July 1994 through November 1995, Mr. Quilty was President, Chief Executive Officer and a director of MedChem Products, Inc. ("MedChem"), a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc. From March 1992 through July 1994, Mr. Quilty served as President and Chief Executive Officer of Life Medical Sciences, Inc. ("Life Medical"), a publicly traded biotechnology company. From January 1987 through October 1991, Mr. Quilty served as Executive Vice President of McGaw Inc., a publicly traded pharmaceutical company. Mr. Quilty is also Chairman of the Board and a director of Derma Sciences. Mr. Quilty received his M.B.A. from Ohio University, and a B.S. from Southwest Missouri State University.

           CARL SPANA, Ph.D., has been a director of the Company since June 25, 1996, the date of the Merger, and has been a director of RhoMed since July 1995. Since June 1996, Dr. Spana has served as Executive Vice President and Chief Technology Officer of the Company and RhoMed. From June 1993 to June 1996, Dr.

Spana was Vice President of Paramount Capital Investments, LLC ("Paramount Capital Investments") a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd. ("Castle Group"), a medical venture capital firm. At Paramount Capital Investments and at Castle Group, Dr. Spana was responsible for discovering, evaluating, and commercializing biotechnologies. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of and was Interim President of AVAX Technologies, Inc. ("AVAX"), a publicly traded medical technology company. Dr. Spana received his Ph.D. in Molecular Biology from The Johns Hopkins University and a B.S. in Biochemistry from Rutgers University.

           CHARLES PUTNAM has been Executive Vice President of the Company since June 1996 and Chief Operating Officer since June 1998, and is responsible for operations, product development and regulatory and clinical affairs. From July 1994 to May 1996, Mr. Putnam was Executive Vice President, Research and Development, of MedChem. At MedChem, Mr. Putnam was responsible for product development, regulatory affairs, clinical research and quality control. From March 1993 to July 1994, Mr. Putnam was Vice President of Operations and Research and Development of Life Medical, where he was responsible for all aspects of manufacturing, product development and regulatory affairs for the company's commercial product line. From March 1983 to March 1993, American Cyanamid Corporation employed Mr. Putnam in a variety of positions, including Director of Device Development.

           STEPHEN T. WILLS, C.P.A., M.S.T., has been Vice President and Chief Financial Officer of the Company since November 1997. Since July 1997, Mr. Wills has been Vice President and Chief Financial Officer of Derma Sciences, and since 1991 has been President and Chief Operating Officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills received his B.S. in Accounting from West Chester University and a M.S. in Taxation from Temple University.

           JEFFREY KOELLNER, C.P.A., has been Controller of the Company since July 1998. From August 1997 to July 1998, he was a manager at Parente, Randolph, Orlando, Carey & Associates, a public accounting firm. From July 1990 to August 1997, Mr. Koellner was a senior accountant with Doline, Weiner & Co., P.C., a public accounting firm. Mr. Koellner received his B.S. in Accounting from West Chester University.

           MICHAEL S. WEISS has been a director of the Company since June 25, 1996, the date of the Merger, and has been a director of RhoMed since July 1995. Since November 1993, Mr. Weiss has been Associate General Counsel and then General Counsel of Paramount Capital Investments and Senior Managing Director of Paramount Capital, Inc. ("Paramount Capital"). Prior to that time, Mr. Weiss was an attorney with Cravath, Swaine & Moore. Mr. Weiss also serves on the Board of Directors of Pacific Pharmaceuticals, Inc., AVAX, as Secretary of Atlantic Pharmaceuticals, Inc. ("Atlantic Pharmaceuticals"), and as Vice Chairman of the Board and on the Board of Directors of Genta Incorporated and as Chairman of the Board and on the Board of Directors of Procept Inc., all publicly traded medical technology companies. Additionally, Mr. Weiss is a member of the board of directors of several privately-held biopharmaceutical companies. Mr. Weiss received his J.D. from Columbia University School of Law and a B.S. in Finance from The State University of New York at Albany.

           JAMES T. O'BRIEN has been a director of the Company since August 1, 1996. Since July 1996, Mr. O'Brien has been President and Chief Executive Officer of O'Brien Marketing and Communications, an advertising and communications company. From 1989 to 1991 Mr. O'Brien was President and Chief Operating Officer of Elan Corporation, PLC, a publicly traded pharmaceutical company. From 1986 to 1989, Mr. O'Brien was President and Chief Executive

Officer of O'Brien Pharmaceuticals, Inc. Prior to 1986, Mr. O'Brien held various management positions with Revlon Health Care Group, including President of USV Laboratories and the Armour Pharmaceutical Company; Lederle Laboratories; and Sandoz Pharmaceuticals, Inc. Mr. O'Brien is a director of Carrington Laboratories, Inc., a publicly traded pharmaceutical and medical devices company, and Theratech, Inc., a publicly traded pharmaceutical and drug delivery company.

           JOHN K.A. PRENDERGAST, Ph.D. has been a director of the Company since August 28, 1996. Dr. Prendergast has served as President and principal of Summercloud Bay, Inc. ("Summercloud"), a biotechnology consulting firm, since 1993. From October 1991 through December 1997, Dr. Prendergast was a Managing Director of Paramount Capital Investments and a Managing Director of Castle Group. Dr. Prendergast is a co-founder and director of Avigen, Inc. ("Avigen"), Xenometrix, Inc., AVAX, and Atlantic Pharmaceuticals, all publicly traded medical technology companies, and currently serves as interim President and Chief Executive Officer of Ingenex, Inc., a privately held subsidiary of Titan Pharmaceuticals, Inc., a publicly traded medical technology company. Dr. Prendergast received M.Sc. and Ph.D. degrees from the University of New South Wales, Sydney, Australia and a C.S.S. in Administration and Management from Harvard University.

           ROBERT G. MOUSSA has been a director of the Company since April 30, 1998. From 1978 until his retirement in 1997, Mr. Moussa was with Mallinckrodt, Inc., and was President of Mallinckrodt International from 1995 to 1997, with responsibilities for corporate-wide globalization efforts, and President and Chief Executive Officer of Mallinckrodt Medical, Inc. from 1992 to 1996.
Mr. Moussa is a graduate of the College du Sacre-Coeur and the Ealing Technical College.

           There are no family relationships between directors or executive officers.

           All directors hold office until the next annual meeting of stockholders of the Company and until their successors have been elected and qualified. Officers serve at the discretion of the Board of Directors.

           Certain of the officers and directors of the Company currently do, and may from time to time in the future, serve as officers or directors of other biopharmaceutical or biotechnology companies. There can be no assurance that such other companies will not in the future have interests in conflict with those of the Company. See "Important Factors Regarding Forward-Looking Statements -- Certain Interlocking Relationships; Potential Conflicts of Interest" in Item 1.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Stephen T. Wills and Robert G. Moussa failed to timely report initial ownership on Form 3 for the month of November 1997 and April 1998, respectively. Mr. Wills and Mr. Moussa each subsequently reported the required information on Forms 5 for the fiscal year ended June 30, 1998. The Company knows of no other failure to file a required form.


ITEM 10.   EXECUTIVE COMPENSATION.

           The following table sets forth compensation paid to the Company's Chief Executive Officer and the other named executive officers for the last three fiscal years. See note (1) to the following table, concerning the change in fiscal year end. With respect to the persons and periods covered in the following tables, the Company made no restricted stock awards and had no long-term incentive plan payouts.

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG TERM
                                                                                                       LONG TERM
                                        ANNUAL COMPENSATION                                          COMPENSATION
----------------------------------------------------------------------------------------------        -----------
                                                                                                         AWARDS
                                                                                                      -----------
                                                                                     Other
                                                                                     Annual           Securities          All other
           Name and                                 Salary           Bonus        Compensation         Options/         Compensation
      Principal Position          Year(1)             ($)             ($)             ($)             SARs (#)(2)            ($)
      ------------------          -------             ---             ---          -----------        -----------       ------------
  Edward J. Quilty, Chief           1998            $334,395        $64,200                -            24,067(4)         $3,812(5)
  Executive Officer(3)
                                    1997            $301,064              -                -           240,074(6)              -

                                    1996            $184,794              -                -           178,073                 -


  Carl Spana, Ph.D.,                1998            $160,298        $25,000                -            74,196(8)            $87(9)
  Executive Vice President(7)
                                    1997            $150,000              -                -            41,766                 -

                                    1996              $3,462              -                -            74,196(10)       $25,000(11)


  Charles L. Putnam,                1998            $160,298        $30,000                -            74,196(13)        $3,812(5)
  Executive Vice
  President(12)                     1997            $150,000              -                -            41,766                 -

                                    1996              $9,539              -                -            74,196(10)             -
----------------------

(1) The Company's fiscal year ends on June 30. Due to a change in the Company's fiscal year end, fiscal year 1996 covers the ten-month transition period from September 1, 1995 to June 30, 1996. Compensation reported for fiscal year 1996 includes compensation paid by RhoMed before June 25, 1996.
(2)        The security underlying all options is Common Stock.
(3) Mr. Quilty became Chief Executive Officer of the Company on June 25, 1996. He was previously Chief Executive Officer of RhoMed.
(4) Includes an anti-dilution option to purchase 7,803 shares of Common Stock at $.20 per share granted on March 24, 1998, pursuant to the terms of Mr. Quilty's employment agreement with the Company. See "Employment Agreements" below. The March 28, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under the 1997 Executive Officers Stock Option Plan and included in the 1997 total. Excluding that replacement option, the options granted during fiscal 1998 were to purchase a total of 16,264 shares.
(5)        Premiums paid for health, disability and life insurance policies.
(6) Includes an anti-dilution option to purchase 70,257 shares of Common Stock at $.20 per share granted on September 27, 1996, pursuant to the terms of Mr. Quilty's employment agreement with the Company. See "Employment Agreements" below. The September 27, 1996 option replaced a canceled option to purchase the same number of shares at $5.42 per share, originally granted by RhoMed on June 21, 1996 and included in the 1996 total. The $5.42 per share price of the June 21, 1996 option was not in accordance with the terms of Mr. Quilty's employment agreement, so the Board replaced the June 21, 1996 option with the correctly priced September 27, 1996 option. Excluding that replacement option, the options granted during fiscal 1997 were to purchase a total of 169,817 shares.
(7) Dr. Spana became an Executive Vice President of the Company on June 25, 1996. Dr. Spana was previously a consultant to RhoMed.
(8) Includes an option to purchase 74,196 shares of Common Stock at $1.00 per share granted on March 24, 1998, under the Carl Spana Stock Option Agreement. The March 24, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under RhoMed stock option plans and included in the 1996 total. Excluding that replacement option, no options were granted during fiscal 1998.
(9)        Premiums paid for disability insurance policy.
(10) These options, which were exercisable at $5.42 per share, were terminated and replaced by the same number of options exercisable at $1.00 per share, included in the 1998 total.
(11)       Consists of consulting fees paid by RhoMed.
(12) Mr. Putnam became an employee of RhoMed on June 3, 1996 and an Executive Vice President of the Company on June 25, 1996.
(13) Includes an option to purchase 74,196 shares of Common Stock at $1.00 per share granted on March 24, 1998, under the Charles L. Putnam Stock Option Agreement. The March 24, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under RhoMed stock option plans and included in the 1996 total. Excluding that replacement option, no options were granted during fiscal 1998.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

           The following table sets forth the options granted to the named executive officers during the fiscal year ended June 30, 1998. The Company granted no stock appreciation rights ("SARs").

                                      Number of              % of Total
                                     Securities             Options/SARs
                                     Underlying              Granted to          Exercise       Market Price as
                                    Options/SARs             Employees            or Base       Reported on Date        Expiration
             Name                    Granted (#)           in Fiscal Year      Price ($/Sh)       of Grant (1)             Date
-----------------------------    ------------------     -------------------   --------------   ------------------     -------------
Edward J. Quilty                     24,067(2)                 7.96%              $0.20                 $6.25              none

Carl Spana, Ph.D.                    74,196(3)                24.53%              $1.00                 $6.25           3/24/08

Charles L. Putnam                    74,196(4)                24.53%              $1.00                 $6.25           3/24/08
---------------------

(1) The Common Stock was quoted on the Bulletin Board from October 1, 1995 through October 13, 1997, trading under the symbol "PLTN" from July 22, 1996 through September 5, 1997. From September 8, 1997 through October 13, 1997 the Common Stock traded on the Bulletin Board under the symbol "PLTND." The Common Stock has been quoted on the Nasdaq SmallCap since October 14, 1997, trading under the symbol "PLTN."

(2) Anti-dilution option granted pursuant to the Company's employment agreement with Mr. Quilty. During the employment term, the option vests in eight equal monthly installments on the 16th of each month. See "Employment Agreements."
(3)        Granted under the Carl Spana Stock Option Plan; fully vested.
(4) Granted under the Charles L. Putnam Stock Option Plan; vested as to 2/3 of shares, with the remaining 1/3 vesting on June 21, 1999.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

           No executive officer exercised any option during the fiscal year ended June 30, 1998. The Company has no outstanding SARs. Fiscal year-end values are based on the closing bid price for the Common Stock, as reported by Nasdaq for June 30, 1998, of $4.81 ($4 13/16) per share.

                                                                                Number of
                                                                               Securities                         Value of
                                                                               Underlying                       Unexercised
                                                                               Unexercised                      In-the-Money
                                      Shares                                 Options/SARs at                    Options/SARs
                                     Acquired            Value                 FY-End (#)                      at FY-End ($)
                                   on Exercise         Realized               Exercisable/                      Exercisable/
             Name                      (#)                ($)                 Unexercisable                    Unexercisable
       ----------------            -----------         --------               --------------                 -----------------
Edward J. Quilty                        0                  -                 236,625/79,611                  $790,792/$299,672

Carl Spana, Ph.D.                       0                  -                  98,118/17,844                     $282,687/$0

Charles L. Putnam                       0                  -                  73,386/42,576                   $188,458/$94,229


                       REPORT ON REPRICING OF OPTIONS/SARS

           On March 24, 1998, the Company's stockholders approved and the Board carried out the repricing of stock options for 74,196 shares of Common Stock granted to each of Carl Spana, Ph.D. and Charles L. Putnam, Executive Vice Presidents of the Company, from the original exercise price of $4.96 per share to the current exercise price of $1.00 per share. The last sale price for Common Stock on March 24, 1998 was $6.50 per share. The Board had determined, and had proposed to the stockholders, that Dr. Spana and Mr. Putnam should have received initial stock options at a price significantly lower than the then current fair market value of the Company's Common Stock, and that the original options should have had an exercise price no higher than $1.00 per share. The original options were intended to promote continuity of employment of Dr. Spana and Mr. Putnam as key members of management, and to increase incentive and personal interest in the welfare of the Company by those who are primarily responsible for shaping and carrying out the long range plans of the Company, including Dr. Spana and Mr. Putnam, and securing its continued growth and financial success. The repriced options are intended to accomplish the foregoing objectives.

           On March 24, 1998, the Board terminated options to purchase 7,803 shares at an exercise price of $4.96 per share granted on June 3, 1997 to Edward
J. Quilty, Chairman and CEO of the Company, under the 1997 Executive Officers Stock Option Agreement, and replaced them with options to purchase the same number of shares at an exercise price of $0.20 per share under the anti-dilution option provisions of Mr. Quilty's employment agreement (see "Employment

Agreements" below). The replacement of the options corrected an error in the calculation of anti-dilution options due to Mr. Quilty as of the June 3, 1997 granting resolutions. The exercise price of $0.20 per share for anti-dilution options is a term of Mr. Quilty's employment agreement.

COMPENSATION OF DIRECTORS.

           Pursuant to the 1996 Stock Option Plan each director of the Company who is not an employee of the Company or of a parent or subsidiary of the Company (a "Non-Employee Director") will be granted, at the first meeting of the Board following each annual meeting of the stockholders of the Company, an option to purchase 10,000 shares of Common Stock at a per share exercise price equal to the fair market value of a share of Common Stock on the date of grant, which options are to vest as to 25% of the option granted during each year, starting one year after the date of grant (a "Non-Employee Director's Formula Option"). Any Non-Employee Director who is elected to the Board after August 28, 1996 and before the annual stockholders' meeting in any year will also be granted a Non-Employee Director's Formula Option to purchase a pro-rata portion of 10,000 shares equal to the portion of a year (measured in full calendar months) remaining until the next scheduled annual stockholders' meeting. All Non-Employee Directors serving on the date the Board adopted the 1996 Stock Option Plan (Richard J. Murphy, who resigned as a director effective August 26, 1997, James T. O'Brien, John K.A. Prendergast and Michael S. Weiss) were granted initial Non-Employee Director's Formula Options to purchase 5,000 shares of Common Stock at an exercise price of $5.44 per share with the same vesting conditions as regular Non-Employee Director's Formula Options. Mr. O'Brien, Dr. Prendergast and Mr. Weiss were subsequently each granted an option to purchase 6,667 shares of Common Stock at an exercise price of $6.00 per share, the fair market value of a share of Common Stock on the date of grant, and exercisable in the same manner as Non-Employee Director's Formula Options, in lieu of a regular Non-Employee Director's Formula Option for service for the period from August 1997 through March 1998. Effective March 1998, Mr. O'Brien, Dr. Prendergast and Mr. Weiss were granted a Non-Employee Director's Formula Option to purchase 10,000 shares of Common Stock at an exercise price of $6.50 per share. In April 1998, Mr. Moussa was granted an initial option to purchase 10,000 shares of Common Stock at an exercise price of $6.25 per share, the fair market value of a share of Common Stock on the date of grant, exercisable in the same manner as a Non-Employee Director Formula option.

           Non-Employee Directors are paid $12,000 per year, plus reimbursement of expenses, for services as a director, and may, in lieu of the $12,000 per year, elect to receive a non-incentive stock option pursuant to the 1996 Stock Option Plan to purchase that number of shares which would be purchasable, at the fair market value on December 12 of each year, for $24,000. Mr. O'Brien, Mr. Weiss and Mr. Moussa have so elected. Such options vest in 12 monthly increments and expire 10 years from the date of grant. Mr. O'Brien and Mr. Weiss were each granted an option to purchase 355 shares of Common Stock at an exercise price of $5.63 per share as compensation for services rendered in December 1997. Mr. O'Brien and Mr. Weiss have been granted an option to purchase 4,267 shares of Common Stock at an exercise price of $5.63 per share, and Mr. Moussa has been granted an option to purchase 2,844 shares of Common Stock at an exercise price of $5.63 per share (representing the portion of calendar year 1998 remaining after Mr. Moussa was elected to the Board), which options vest in monthly increments in calendar year 1998. Mr. O'Brien and Mr. Weiss were granted options to purchase 2,839 shares of Common Stock at an exercise price of $7.75 per share as compensation for services rendered in calendar year 1997 through November 1997, and Mr. Murphy, Mr. O'Brien and Mr. Weiss were granted options to purchase 1,066 shares of Common Stock at an exercise price of $7.50 per share in lieu of accrued compensation of $4,000 which was due to each of the Non-Employee Directors as of December 1996. Employee directors are not separately compensated for services as a director, but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the Board and any committees thereof. Service as a director is a condition of Edward
J. Quilty's employment agreement, but such service is not separately compensated. See "Employment Agreements."

           In July 1996, the Company paid $36,000 to Buck A. Rhodes, Ph.D., a former director of the Company and RhoMed, as severance compensation for resigning from the board of RhoMed effective June 30, 1996. The resignation and severance pay were pursuant to the terms of a consulting agreement dated as of March 7, 1996, between RhoMed and Dr. Rhodes.

EMPLOYMENT AGREEMENTS.

           Executive officers of the Company are appointed by the Board and serve at the discretion of the Board. Each officer shall hold his position until his successor is appointed and qualified. Mr. Quilty, Dr. Spana and Mr. Putnam each hold their offices pursuant to employment agreements.

           Subsequent to the Merger, the Company adopted, with amendments as required to reflect the Merger, an employment agreement entered into on November 16, 1995 between RhoMed and Edward J. Quilty. Pursuant to this agreement, Mr. Quilty is serving as President and Chief Executive Officer of the Company and RhoMed. The initial term of the employment agreement was one year and it is automatically renewed for successive twelve-month periods unless either party gives written notice to the contrary, or unless the agreement is otherwise terminated. Mr. Quilty's minimum base salary is $300,000 per year; his current salary is $343,470 per year. The Company has agreed to reimburse Mr. Quilty for premiums and other payments to maintain a $1,000,000 term life insurance policy issued in 1992 for the benefit of Mr. Quilty and his designees. Mr. Quilty may also participate in any benefit plans available to other senior executives of the Company, and in any directors' and officers' liability insurance which the Company maintains. Pursuant to the employment agreement, RhoMed issued to Mr. Quilty an option to purchase common stock equal to a 10% fully diluted equity interest in RhoMed as of November 16, 1995, at a price of $0.01 per share, to vest in 36 equal increments monthly during the term of the employment agreement. By operation of the Merger, that option became an option for 107,816 shares of Common Stock at an exercise price of $0.22 per share (rounded to the nearest cent). To date, Mr. Quilty has exercised that option as to 47,918 shares. The agreement also provides for anti-dilution protections which, among other things, require the Company to issue additional options with the same exercise price as the original option, so that Mr. Quilty shall, at all times, have options in the aggregate to purchase the number of shares of Common Stock (together with Common Stock purchased on the exercise of such options) equal to not less than 3.75% of the Company's outstanding Common Stock on a fully diluted basis. Pursuant to the anti-dilution protections, the Company has issued to Mr. Quilty additional anti-dilution options to purchase an aggregate of 176,866 shares of Common Stock, which options vest in equal monthly increments so as to become fully vested 36 months after the commencement of the employment agreement. For a period of five years after the first anniversary of the Company's initial post-Merger public offering, Mr. Quilty has piggy-back registration rights as to all Common Stock which he owns. If the Company terminates the employment agreement for "cause," or if Mr. Quilty terminates the agreement without "good reason," then the Company's payment obligation is limited to amounts earned through the termination date, and the option will be exercisable only to the extent vested. If Mr. Quilty elects to terminate the employment agreement following a post-Merger change in control of the Company, then the Company's payment obligation is limited to amounts earned through the termination date, but the option will immediately become exercisable in full. If the Company terminates the employment agreement without cause, or in the event of Mr. Quilty's death or disability, or if Mr. Quilty terminates the employment agreement with good reason, then in addition to amounts earned through the termination date, the Company must pay Mr. Quilty one year of his then current base salary. "Cause," as defined in the employment agreement, consists of fraud, felony conviction, refusal to carry out instructions of the Board, or governmental disqualification (all as defined in the employment agreement). "Good reason," as defined in the employment agreement, consists of breach by the

Company of its obligations under the employment agreement. The employment agreement also includes non-competition, confidentiality and indemnification covenants.

           Carl Spana, Ph.D., and Charles Putnam have each entered into employment agreements with the Company dated September 27, 1996, pursuant to which each is serving as an Executive Vice President of the Company for a three-year period commencing June 21, 1996. Effective June 15, 1998, the base salary for Mr. Putnam is $200,000 and for Dr. Spana is $176,550. Each is entitled to participate in all bonus and benefit programs that the Company establishes, to the extent his position, tenure, salary, age, health and other qualifications make him eligible to participate. Each agreement allows either the Company or the employee to terminate the agreement on 30 days' notice, and contains other provisions for termination by the Company for "cause," or by the employee for "good reason" after a "change in control" (all as these terms are defined in the respective agreements). Early termination may, in some circumstances, result in accelerated vesting of stock options and/or severance pay for a nine-month period at the rate of base salary, cash bonus and benefits then in effect. Each agreement contains non-competition and confidentiality covenants. Dr. Spana and Mr. Putnam are negotiating new employment agreements with the Company, which will replace the employment agreements now in effect.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           Set forth below is information, as of September 17, 1998, concerning the stock ownership and voting power of all persons (or groups of persons) known by the Company to be the beneficial owners of more than five percent of the Common Stock or Series A Preferred Stock, each director of the Company, each of the executive officers included in the Summary Compensation Table and all directors and executive officers of the Company as a group.

                                                                   AMOUNT AND NATURE
TITLE OF                                                              OF BENEFICIAL     PERCENT OF         PERCENT OF
 CLASS          NAME OF BENEFICIAL OWNER (1)                        OWNERSHIP (2)(3)       CLASS         VOTING POWER (3)
-------         ----------------------------                       -----------------    ----------       ----------------
Common          Edward J. Quilty                                      364,154(4)            7.4%             *

Common          Carl Spana, Ph.D.                                     118,713(5)            2.5%             *

Common          Charles L. Putnam                                      82,308(6)            1.8%             *

Common          Michael S. Weiss                                       52,914(7)            1.1%             *

Common          James T. O'Brien                                       11,981(8)              *              *

Common          John K.A. Prendergast, Ph.D.                           61,672(9)            1.3%             *

Common          Robert G. Moussa                                        2,133(10)             *              *

Common          Lindsay A. Rosenwald, M.D.(11)                      1,118,475(12)          22.3%          14.2%

Common          RAQ, LLC(11)                                          358,245(13)           7.8%           5.7%

Common          Paramount Capital Asset Management, Inc.(11)          606,547(14)          12.5%           8.5%

                                                                   AMOUNT AND NATURE
TITLE OF                                                              OF BENEFICIAL     PERCENT OF         PERCENT OF
 CLASS          NAME OF BENEFICIAL OWNER (1)                        OWNERSHIP (2)(3)       CLASS         VOTING POWER (3)
-------         ----------------------------                       -----------------    ----------       ----------------
Common          The Aries Trust, a Cayman Islands trust(15)           414,425(16)           8.7%           5.8%

Common          Aries Domestic Fund, L.P.(11)                         192,454(17)           4.1%           2.6%

Common          Essex Woodlands Health Ventures, L.P.                 309,278               6.8%           4.9%
                  Fund III(18)

Series A        Michael S. Weiss                                          770(7)              *              *
Preferred

Series A        Lindsay A. Rosenwald, M.D.(11)                         15,079(19)          18.2%           4.9%
Preferred

Series A        Paramount Capital Asset Management, Inc.(11)           11,000(20)          13.3%           3.6%
Preferred
                All directors and executive officers as a group       745,958(21)          14.2%           1.3%
                  (eight (8) persons)
-----------------------
*Less than one percent.

(1) The address for all beneficial owners is c/o Palatin Technologies, Inc., 214 Carnegie Center, Suite 100, Princeton, NJ 08540 unless otherwise noted.
(2) With respect to Common Stock, this column includes shares of Common Stock issuable upon conversion of Series A Preferred Stock. With respect to both Common Stock and Series A Preferred Stock, this column includes shares of Common Stock or Series A Preferred Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days following September 17, 1998. Beneficial ownership includes direct or indirect voting or investment power. All shares listed in the table are beneficially owned and sole voting and investment power is held by the persons named, except as otherwise noted. Beneficial ownership assumes no adjustment within the next 60 days due to anti-dilution, price protection or conversion price adjustment provisions of any convertible security issued by the Company, including without limitation outstanding warrants and Series A Preferred Stock, as a result of the issuance or sale of securities of the Company on or after the date hereof.
(3) The Common Stock has one vote for each share and the Series A Preferred Stock has approximately 20.5 votes for each share, subject to adjustment upon the occurrence of certain events. Voting power is calculated based on the aggregate of Common Stock and Series A Preferred Stock outstanding as of September 17, 1998. On September 17, 1998 there were 4,577,300 shares of Common Stock outstanding and 82,796 shares of Series A Preferred Stock outstanding, entitled to a maximum of 1,700,123 votes in the aggregate. In the case of Series A Preferred Stock voting separately as a class, voting power is equal to the percent of the class owned.
(4) Includes (i) 59,898 shares of Common Stock issuable upon exercise of options granted pursuant to RhoMed's 1995 Employee Incentive Stock Option Plan, of which options with respect to 53,908 shares of Common Stock are currently exercisable and options with respect to 5,990 shares of Common Stock will become exercisable within 60 days following September 17, 1998; (ii) 30,000 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan; (iii) 176,866 shares of Common Stock issuable upon exercise of anti-dilution options granted by the Company, of which options with respect to 156,831 shares of Common Stock are currently exercisable and options with respect to 20,035 shares of Common Stock will become exercisable within 60 days following September 17, 1998; and (iv) 49,472 shares of Common Stock issuable upon exercise of options granted pursuant to the 1997 Executive Officers Stock Option Agreement, of which options with respect to 43,651 shares of Common Stock are currently exercisable and options with respect to 5,821 shares of Common Stock will become exercisable within 60 days following September 17, 1998
(5) Includes (i) 74,196 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the Carl Spana Stock Option Agreement; (ii) 15,000 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan; and (iii) 17,844 shares of Common Stock issuable upon exercise of options granted pursuant to the 1997 Executive Officers Stock Option Agreement. Does not include 8,922 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1998.
(6) Includes (i) 49,464 shares of Common Stock issuable upon exercise of currently exercisable options granted pursuant to the Charles L. Putnam Stock Option Agreement; (ii) 15,000 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan; and (iii) 17,844 shares of Common Stock issuable upon exercise of options granted pursuant to the 1997 Executive Officers Stock Option Agreement. Does not include 33,654 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1998.
(7) Includes (i) 12,196 shares of Common Stock issuable upon exercise of currently exercisable warrants; (ii) 15,812 shares of Common Stock issuable upon conversion of 770 shares of Series A Preferred Stock issuable on exercise of currently exercisable warrants; and (iii) 11,981 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 11,270 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 18,213 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(8) Represents 11,981 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 11,270 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 18,213 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(9) Includes (i) 45,833 shares of Common Stock issuable upon exercise of options granted to Summercloud pursuant to the 1996 Stock Option Plan, of which options with respect to 37,500 shares of Common Stock are currently exercisable and options with respect to 8,333 shares of Common Stock will become exercisable within 60 days following September 17, 1998; and (ii) 4,166 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan. Does not include 21,668 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998, of which 4,167 shares of Common Stock are issuable upon exercise of options granted to Summercloud.
(10) Represents 2,133 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 1,422 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 10,711 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(11) Address is c/o Paramount Capital, Inc., 787 Seventh Avenue, New York, NY 10019.
(12) Includes (i) 69,592 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Dr. Rosenwald; (ii) 83,759 shares of Common Stock issuable upon conversion of 4,079 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Dr. Rosenwald; (iii) 358,245 shares of Common Stock owned by RAQ, LLC, of which Dr. Rosenwald is President;
           (iv) 232,734 shares of Common Stock outstanding and 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock, owned by The Aries Trust, a Cayman Islands trust ("The Aries Trust"); (v) 93,189 shares of Common Stock outstanding and 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock, owned by Aries Domestic Fund, L.P. ("Aries Domestic Fund"); (vi) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; (vii) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; (viii) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; and (ix) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust. Dr. Rosenwald shares voting and investment power as to the foregoing shares. Dr. Rosenwald is the Chairman of the Board and sole stockholder of Paramount Capital and is the President, Chairman of the Board and sole shareholder of Paramount Capital Asset Management, Inc., the general partner of Aries Domestic Fund and the investment manager of The Aries Trust. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. Does not include any shares of Common Stock owned or issuable upon exercise of currently exercisable warrants by employees of Paramount Capital or Paramount Capital Investments of which Dr. Rosenwald is the Chairman of the Board and President.
(13) RAQ, LLC shares voting and investment power as to these shares. All of the shares of Common Stock owned by RAQ, LLC are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (12) above.
(14) Includes (i) 232,734 shares of Common Stock outstanding and 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock, owned by The Aries Trust; (ii) 93,189 shares of Common Stock outstanding and 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock, owned by Aries Domestic Fund; (iii) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; (iv) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust;
           (v) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; and (vi) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust. Dr. Rosenwald and Paramount Capital Asset Management, Inc. share voting and investment power as to the foregoing shares. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. All of the shares owned or purchasable by Paramount Capital Asset Management, Inc. are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (12) above.
(15) Address is c/o MeesPierson (Cayman) Limited, P.O. Box 2003, British American Centre, Phase 3, Dr. Roy's Drive, George Town, Grand Cayman.
(16) Includes (i) 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock; (ii) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants; and (iii) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants. The Aries Trust shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by The Aries Trust are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (12) and (14) above.
(17) Includes (i) 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock; (ii) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants; and (iii) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants. Aries Domestic Fund shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by Aries Domestic Fund are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (12) and (14) above.
(18)        Address is 2170 Buckthorne, Suite 170, The Woodlands, TX  77380.
(19) Includes (i) 6,500 shares of Series A Preferred Stock owned by The Aries Trust; (ii) 3,500 shares of Series A Preferred Stock owned by Aries Domestic Fund; (iii) 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; and (iv) 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund. Dr. Rosenwald shares voting and investment power as to the foregoing shares. See note (12) above.
(20) Includes (i) 6,500 shares of Series A Preferred Stock owned by The Aries Trust (ii) 3,500 shares of Series A Preferred Stock owned by Aries Domestic Fund; (iii) 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; and (iv) 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund. Paramount Capital Asset Management, Inc. shares voting and investment power as to the foregoing shares. See note (14) above.
(21) Includes 661,769 shares of Common Stock issuable on exercise of options and warrants, of which 615,290 are currently exercisable and 46,479 will become exercisable within 60 days following September 17, 1998. Does not include 115,548 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1998.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In March 1998, the Company entered into a License and Development Agreement with TheraTech in connection with, among other things, the development of PT-14, and executed a Letter of Intent in connection with a proposed loan to the Company from TheraTech which would be convertible into a series of preferred stock. This loan transaction did not take place, however, in July 1998, the Company sold 363,636 shares of Common Stock to TheraTech for $2,000,000. James O'Brien, a director of the Company, is also a director of TheraTech. Mr. O'Brien recused himself from voting on the transactions with TheraTech and the transactions were approved by a vote of the disinterested directors.

           In February 1998, the Company engaged Paramount Capital to act as a finder in connection with its Series B Offering. Michael S. Weiss, a director of the Company, recused himself from voting on the matter, and the Series B Offering was approved by a vote of the disinterested directors. Mr. Weiss is Senior Managing Director of Paramount Capital and Paramount Capital Investments, an affiliate of Paramount Capital. As finder, Paramount Capital received a 10% finder's fee, amounting to $188,750. The Company also agreed to indemnify Paramount Capital against certain liabilities, including liabilities arising under the Securities Act, in connection with the Series B Offering.

           In October 1997, the Company entered into a consulting agreement with Summercloud, a corporation in which John K.A. Prendergast is an officer and sole stockholder, to provide strategic and technology consulting services. Dr. Prendergast is a director of the Company and was, until December 1997, the Managing Director of Paramount Capital Investments. Under the agreement, Summercloud is paid $4,500 per month commencing October 1997, and was granted a non-incentive stock option pursuant to the 1996 Stock Option Plan to purchase 50,000 shares of Common Stock at $7.75 per share.

           As of November 1996, the Company engaged Paramount Capital to act as exclusive placement agent for its offering of Series A Preferred Stock (the "Series A Offering"). Michael S. Weiss and Dr. Prendergast, directors of the Company, recused themselves from voting on the matter, and the Series A Offering was approved by a vote of the disinterested directors. As placement agent, Paramount Capital received a 9% commission, amounting to $1,240,020, and a 4% non-accountable expense allowance, amounting to $551,120, on the gross proceeds of the Series A Offering, for an aggregate total of $1,791,140, and warrants to purchase 13,778 shares of Series A Preferred Stock, at an exercise price of $110 per share, issued to designees of Paramount Capital. The Company also agreed to indemnify Paramount Capital against certain liabilities, including liabilities arising under the Securities Act, in connection with the Series A Offering.

           Pursuant to the placement agency agreement for the Series A Offering, the Company entered into an introduction agreement with Paramount Capital (the "Introduction Agreement"), under which Paramount Capital acts as the Company's non-exclusive financial advisor for a minimum period of 18 months commencing January 1, 1997, and received (i) out-of-pocket expenses incurred in connection with services performed under the Introduction Agreement, (ii) a retainer of $72,000, (iii) a warrant to purchase 6,250 shares of Common Stock at $8.75 per share issued to a designee of Paramount Capital and (iv) will receive a percentage or lump sum success fees in the event that Paramount Capital assists the Company in connection with certain financing and strategic transactions. The Introduction Agreement replaced a similar agreement in effect from September 1, 1996 through December 31, 1996, pursuant to which Paramount Capital received a retainer of $5,000 per month and a warrant to purchase 6,250 shares of Common Stock at $9.00 per share issued to a designee of Paramount Capital.

           Prior to the Merger, Paramount Capital served as placement agent for an offering of shares of RhoMed common stock (the "RhoMed Common Stock Offering") authorized by RhoMed's board of directors on March 4, 1996 and the RhoMed Class B Offering authorized by RhoMed's board of directors on November 27, 1995. In the RhoMed Class B Offering and the RhoMed Common Stock Offering, RhoMed paid Paramount Capital commissions and fees of $110,500 and $1,254,000, respectively, and issued warrants to designees of Paramount Capital to purchase RhoMed common stock, which as a result of the Merger were converted into warrants to purchase 1,958 shares of Common Stock at $6.51 per share and 177,796 shares of Common Stock at $6.51 per share, respectively. The RhoMed Class B Offering was approved by disinterested directors with Mr. Weiss and Carl Spana, Ph.D., abstaining; and the placement agent for the RhoMed Common Stock Offering was selected by an offering committee of RhoMed's board of directors, consisting of disinterested directors. Dr. Spana was an employee of an affiliate of Paramount Capital until June 1996. As a result of these RhoMed offerings, Dr.

Rosenwald received warrants to purchase 51,416 shares of Common Stock at $6.51 per share and Mr. Weiss warrants to purchase 10,123 shares of Common Stock at $6.51 per share.

           Dr. Rosenwald is the President, Chairman of the Board and sole stockholder of Paramount Capital Asset Management, Inc., the general partner of Aries Domestic Fund and investment manager of The Aries Trust (together, the "Aries Entities"). The Aries Entities taken together purchased the following equity securities in the offerings described above: 10,000 shares of Series A Preferred Stock, convertible into 201,612 shares of Common Stock, 322,673 shares of Common Stock, and warrants to purchase 4,608 shares of Common Stock at $2.71 per share. Following the RhoMed Class B and Common Stock Offerings, Paramount Capital assigned to the Aries Entities those portions of Paramount Capital's placement agent warrants attributable to the investments of the Aries Entities, consisting of warrants to purchase 32,497 shares of Common Stock at $6.51 per share.

           Stephen T. Wills has been granted three options under the 1996 Stock Option Plan, to purchase 6,250 shares of Common Stock at an exercise price of $6.81 per share, exercisable monthly in 12 monthly increments commencing in August 1997, to purchase 25,000 shares of Common Stock at an exercise price of $6.12 per share, exercisable monthly in 12 monthly increments commencing in October 1997, and to purchase 25,000 shares of Common Stock at an exercise price of $6.00 per share, exercisable monthly in 12 monthly increments commencing in February 1998. The options expire 10 years from the date of grant.

           Mr. Quilty, Dr. Spana, Mr. Putnam and the Non-Employee Directors have been granted options to purchase Common Stock. See Item 10.

           Buck A. Rhodes, Ph.D., was a director of RhoMed from inception until June 30, 1996, was President of RhoMed from inception until March 7, 1996, and was a director of the Company from June 25, 1996 through June 30, 1996. Under a consulting agreement dated March 7, 1996 between Dr. Rhodes and RhoMed, Dr. Rhodes was paid $51,023 in accrued salary and $36,000 as severance compensation for resigning from the board of directors of RhoMed, and was being paid $6,833 per month from April 1996 through March 1998 for consulting services.



ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(A)        EXHIBITS

           The following exhibits are filed with this Report, or incorporated by reference as noted:

           2.1 Agreement and Plan of Reorganization dated as of April 12, 1996 by and between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K dated June 25, 1996, filed with the Commission on July 10, 1996.)

           2.2 Waiver and Consent dated as of June 24, 1996, between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. (Incorporated by reference to Exhibit 2.2 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           3.1 Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on November 3, 1993. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.)

           3.2 Amendment to the Restated Certificate of Incorporation of the Company, as filed with the Delaware Secretary of State on July 19, 1996. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.)

           3.3 Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-QSB for the quarter ended December 31, 1997, filed with the Commission on February 13, 1998.)

           3.4 Amended Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed on June 24, 1996. (Incorporated by reference to Exhibit 3.3 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.)

           3.5 Amended Certificate of Designation of Series B Preferred Stock of the Company, filed on June 24, 1996. (Incorporated by reference to Exhibit 3.4 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.)

           3.6 Certificate of Designation of Series A Convertible Preferred Stock of the Company, filed on February 21, 1997. (Incorporated by reference to Exhibit 3.6 of the Company's Form 10-QSB/A Amendment No. 2 for the quarter ended March 31, 1997, filed with the Commission on July 17, 1997.)

           3.7 Amendment to the Restated Certificate of Incorporation of the Company, filed on September 5, 1997. (Incorporated by reference to Exhibit 3.7 of the Company's Form 10-KSB for the year ended June 30, 1997, filed with the Commission on September 26, 1997.)

           3.8 Certificate of Designations of Series B Preferred Stock of the Company, filed on April 27, 1998. (Incorporated by reference to Exhibit 3.8 of the Company's Form 8-K dated April 28, 1998, filed with the Commission on May 8, 1998.)

           4.1 Specimen Certificate for Common Stock. (Incorporated by Reference to Exhibit 4.1 of the Company's Form 8-K dated July 19, 1996, filed with the Commission on August 9, 1996.)

           4.2 Patent Assignment and License Agreement dated as of July 15, 1993, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (Incorporated by reference to Exhibit 4.2 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           4.3 Master Lease Agreement dated November 16, 1994, between RhoMed Incorporated and Aberlyn Capital Management Limited Partnership. (Incorporated by reference to Exhibit 4.3 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           4.4 Letter Agreement, dated as of April 28, 1995, between Aberlyn Capital Management Limited Partnership and RhoMed Incorporated. (Incorporated by reference to Exhibit 4.4 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           4.5 Stock Purchase and Modification Agreement, dated as of June 24, 1996, between Aberlyn Capital Management Limited Partnership, Aberlyn Holding Company, Inc. and RhoMed Incorporated. (Incorporated by reference to Exhibit 4.5 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           4.6 Specimen Certificate for Series A Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.6 of the Company's Form 10-QSB/A Amendment No. 2 for the quarter ended March 31, 1997, filed with the Commission on July 17, 1997.)

           4.7 Specimen Certificate for Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 4.7 of the Company's Form 8-K dated April 28, 1998, filed with the Commission on May 8, 1998.)

           4.8 Notice and Acknowledgement of Assignment of Master Lease Agreement and License Agreement from Aberlyn Capital Management Co., Inc. to Phoenixcor, Inc., effective as of June 1, 1998.**

           10.04 RhoMed Incorporated 1995 Employee Incentive Stock Option Plan.* (Incorporated by reference to Exhibit 10.04 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.05 RhoMed Incorporated 1995 Nonqualified Stock Option Plan.* (Incorporated by reference to Exhibit 10.05 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.06 1996 Stock Option Plan of the Company.* (Incorporated by reference to Exhibit 4.12 of the Company's Registration Statement on Form S-8, filed with the Commission on June 17, 1998.)

           10.07 Employment Agreement dated as of November 16, 1995, between RhoMed Incorporated and Edward J. Quilty.* (Incorporated by reference to Exhibit 10.07 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.08 Employment Agreement dated as of September 27, 1996, between Palatin Technologies, Inc. and Carl Spana.* (Incorporated by reference to Exhibit 10.08 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.09 Employment Agreement dated as of September 27, 1996, between Palatin Technologies, Inc. and Charles Putnam.* (Incorporated by reference to Exhibit 10.09 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.10 Class C Warrant for the Purchase of shares of Common Stock issued to William I. Franzblau June 24, 1996. (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.11 License Agreement between Rougier Bio-Tech Limited and RhoMed Incorporated dated May 1, 1992. (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.12 License Agreement between Sterling Winthrop Inc. and RhoMed Incorporated dated November 2, 1992. (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.13 Assignment and Assumption dated January 21, 1994, between Sterling Winthrop, Inc. and Burroughs Wellcome Co. (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.15 Consulting Agreement dated as of March 7, 1995, between RhoMed Incorporated and Buck A. Rhodes. (Incorporated by reference to Exhibit 10.15 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.16     Form of Class A Warrant. (Incorporated by reference to
                     Exhibit 10.16 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.17 Form of Placement Agent Warrant for the Class A Offering. (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.18 Form of Unit Purchase Agreement for the Class A Offering, including registration rights referred to in the Form of Class A Warrant and Form of Placement Agent Warrant for the Class A Offering. (Incorporated by reference to Exhibit
                     10.18 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.19     Form of Class B Warrant. (Incorporated by reference to
                     Exhibit 10.19 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.20 Form of Placement Agent Warrant for the Class B Offering. (Incorporated by reference to Exhibit 10.20 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.21 Form of Unit Purchase Agreement for the Class B Offering, including registration rights referred to in the Form of Class B Warrant and Form of Placement Agent Warrant for the Class B Offering. (Incorporated by reference to Exhibit
                     10.21 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.22 Form of Placement Agent Warrant for the RhoMed Common Stock Offering. (Incorporated by reference to Exhibit 10.22 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.23 Form of Common Stock Purchase Agreement for the RhoMed Common Stock Offering, including registration rights referred to in the Form of Placement Agent Warrant for the RhoMed Common Stock Offering. (Incorporated by reference to
                     Exhibit 10.23 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           10.25 License Option Agreement dated as of December 18, 1996, between Palatin Technologies, Inc. and Nihon Medi-Physics Co. Ltd. (Incorporated by reference to
                     Exhibit 10.25 of the Company's Form 10-QSB/A Amendment No. 2 for the quarter ended December 31, 1996, filed with the Commission on September 12, 1997.)

           10.26 Lease between Carnegie 214 Associates Limited Partnership and Palatin Technologies, Inc. dated May 6, 1997. (Incorporated by reference to Exhibit 10.26 of the Company's Form 10-KSB for the year ended June 30, 1997, filed with the Commission on September 26, 1997).

           10.27 Lease between WHC-Six Real Estate, L.P. and Palatin Technologies, Inc. dated March 13, 1997. (Incorporated by reference to Exhibit 10.27 of the Company's Form 10-KSB for the year ended June 30, 1997, filed with the Commission on September 26, 1997).

           10.28 Amendment to Employment Agreement dated as of November 16, 1995, between RhoMed Incorporated and Edward J. Quilty.* (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-KSB for the year ended June 30, 1997, filed with the Commission on September 26, 1997).

           10.29 Convertible Preferred Stock Purchase Agreement dated as of April 28, 1998, between the Company and the purchasers named therein, relating to Series B Convertible Preferred Stock. (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated April 28, 1998, filed with the Commission May 8, 1998.)

           10.30 Registration Rights Agreement dated as of April 28, 1998, between the Company and the purchasers named therein, relating to Common Stock issuable on conversion of Series B Convertible Preferred Stock. (Incorporated by reference to
                     Exhibit 99.2 of the Company's Form 8-K dated April 28, 1998, filed with the Commission on May 8, 1998.)

           10.31 Carl Spana Stock Option Agreement.* (Incorporated by reference to Exhibit 4.15 of the Company's Form S-8 filed with the Commission on June 17, 1998.)

           10.32 Charles L. Putnam Stock Option Agreement.* (Incorporated by reference to Exhibit 4.16 of the Company's Form S-8 filed with the Commission on June 17, 1998.)

           10.33 1997 Executive Officers Stock Option Agreement.* (Incorporated by reference to Exhibit 4.18 of the Company's Form S-8 filed with the Commission on June 17, 1998.)

           10.34 Stock Purchase Agreement dated as of July 6, 1998, between the Company and TheraTech, Inc. (Incorporated by reference to Exhibit 99.1 of the Company's Form 8-K dated July 8, 1998, filed with the Commission on July 9, 1998.)

           10.35 Registration Rights Agreement dated as of July 8, 1998, between the Company and TheraTech, Inc. (Incorporated by reference to Exhibit 99.2 of the Company's Form 8-K dated July 8, 1998, filed with the Commission on July 9, 1998.)

           10.36 Consulting Agreement between the Company and Summercloud Bay, Inc.**

           16.1 Letter dated July 19, 1996 from Deloitte & Touche LLP. (Incorporated by reference to Exhibit 16.1 of the Company's Form 8-K/A dated June 25, 1996, filed with the Commission on July 23, 1996.)

           21.1      Current list of subsidiaries of the Company.**

           23.1      Consent of Arthur Andersen LLP.**

           27        Financial Data Schedule.**

           99.1 Certificate of Limited Partnership of "The Interfilm Stockholders Limited Partnership," as filed with the Delaware Secretary of State on June 17, 1996. (Incorporated by reference to Exhibit 99.1 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           99.2 Agreement of Limited Partnership of The Interfilm Stockholders Limited Partnership, dated June 11, 1996. (Incorporated by reference to Exhibit 99.2 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           99.3 The Interfilm Stockholders Trust, established by Interfilm, Inc. and Interfilm Technologies, Inc. on June 11, 1996. (Incorporated by reference to Exhibit 99.3 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

           99.4 General Bill of Sale, Assignment and Assumption Agreement among, on the one hand, Interfilm, Inc. and Interfilm Technologies, Inc. and on the other hand, The Interfilm Stockholders Limited Partnership, dated June 25, 1996. (Incorporated by reference to Exhibit 99.4 of the Company's Form 10-KSB Annual Report for the period ended June 30, 1996, filed with the Commission on September 27, 1996.)

                                NOTES TO EXHIBITS

                     * A management contract or compensatory plan or arrangement.

                     **     Filed as an exhibit to this Report.

B)     REPORTS ON FORM 8-K

       One report on Form 8-K was filed by the Company during the three months ended June 30, 1997. The report was filed on May 8, 1997, with a date of April 28, 1998, and reported on Item 5, Other Events, relating to completion of a private placement of 18,875 shares of Series B Convertible Preferred Stock of the Company.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALATIN TECHNOLOGIES, INC.

Date: September 28, 1998

                                           By:       /s/ Edward J. Quilty
                                              -------------------------------
                                              Edward J. Quilty
                                              Chairman of the Board, President
                                              and Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                                TITLES                      DATE

/s/ Edward J. Quilty       Chairman of the Board, President   September 28, 1998
-------------------------  and Chief Executive Officer
Edward J. Quilty           principal executive officer)

/s/ Carl Spana             Executive Vice President           September 28, 1998
-------------------------  and Director
Carl Spana

/s/ Stephen T. Wills       Vice President and Chief           September 28, 1998
-------------------------  Financial Officer (principal
Stephen T. Wills           financial and accounting officer)

/s/ Michael S. Weiss       Director                           September 28, 1998
-------------------------
Michael S. Weiss

/s/ James T. O'Brien       Director                           September 28, 1998
-------------------------
James T. O'Brien

/s/ John K.A. Prendergast  Director                           September 28, 1998
-------------------------
John K.A. Prendergast

/s/ Robert G. Moussa       Director                           September 28, 1998
-------------------------
Robert G. Moussa

                                TABLE OF CONTENTS
                              FINANCIAL STATEMENTS


The following financial statements of the Company are filed as part of this
Report:

                                                                            PAGE
                                                                           -----

     Report of Independent Public Accountants, Arthur Andersen LLP...........F-1

     Consolidated Balance Sheets.............................................F-2

     Consolidated Statements of Operations...................................F-3

     Consolidated Statements of Stockholders' Equity (Deficit)...............F-4

     Consolidated Statements of Cash Flows...................................F-7

     Notes to Consolidated Financial Statements..............................F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a Delaware corporation in the development stage) and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, the ten months ended June 30, 1996 and the period from January 28, 1986 (inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiaries as of June 30, 1998 and 1997 and the results of their operations and their cash flows for each of the periods indicated above, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company will require additional funding to continue operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                    ARTHUR ANDERSEN LLP


Philadelphia, PA
  August 10, 1998

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheets

                                                                                June 30, 1998   June 30, 1997
                                                                                -------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $185,000
     at June 30, 1998                                                           $  4,511,187    $ 12,806,717
  Receivables                                                                           --            84,562
  Prepaid expenses and other                                                         277,765         174,996
                                                                                -------------   -------------
      Total current assets                                                         4,788,952      13,066,275

Fixed assets, net of accumulated depreciation and amortization
  of $454,705 and $237,049 respectively                                            1,610,117         922,096
Intangibles, net of accumulated amortization of $116,247 and
  $103,743 respectively                                                               76,000          74,494
                                                                                -------------   -------------
                                                                                $  6,475,069    $ 14,062,865
                                                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $    461,546    $    316,273
  Accrued expenses                                                                 1,134,388       1,472,905
  Current portion of long-term debt                                                  939,588         869,549
  Notes payable                                                                         --            80,000
                                                                                -------------   -------------
      Total current liabilities                                                    2,535,522       2,738,727
                                                                                -------------   -------------

Deferred license revenue                                                             550,000         550,000
                                                                                -------------   -------------
Long-term debt, net of current portion                                                  --           939,590
                                                                                -------------   -------------


Commitments and contingencies (Note 10)


Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares; Series A
    Convertible; 88,329 and 137,780 shares issued and outstanding
      as of June 30, 1998 and 1997, respectively;                                        883           1,378
    Series B Convertible; 18,875 shares issued and outstanding as of
      June 30, 1998;                                                                     189            --
  Common stock of $.01 par value - authorized 75,000,000 shares;
    issued and outstanding 4,099,623 and 3,020,373 shares as of June 30, 1998
      and 1997 respectively;                                                          40,996          30,204
  Additional paid-in capital                                                      26,610,101      23,740,864
  Warrants                                                                           573,537         573,537
  Unamortized deferred compensation                                                 (516,179)     (1,078,333)
  Deficit accumulated during development stage                                   (23,319,980)    (13,433,102)
                                                                                -------------   -------------
      Total stockholder's equity                                                   3,389,547       9,834,548
                                                                                -------------   -------------

                                                                                $  6,475,069    $ 14,062,865
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Operations

                                                 Inception
                                             (January 28, 1986)     Year            Year         Ten Months
                                                  through          Ended           Ended           Ended
                                               June 30, 1998   June 30, 1998   June 30, 1997   June 30, 1996
                                               -------------   -------------   -------------   -------------
REVENUES:
     Grants and contracts                      $  3,244,652    $     33,967    $    350,173    $       --
     License fees and royalties                     684,296            --           350,000            --
     Product                                        318,917            --            22,184          24,457
                                               -------------   -------------   -------------   -------------

          Total revenues                          4,247,865          33,967         722,357          24,457
                                               -------------   -------------   -------------   -------------


OPERATING EXPENSES:
     Research and development                    14,918,107       7,111,716       3,409,983         869,896
     General and administrative                  10,543,600       2,990,756       2,533,883       1,366,343
     Restructuring charge                           284,000            --              --           284,000
     Net intangibles write down                     259,334            --              --           259,334
                                               -------------   -------------   -------------   -------------

          Total operating expenses               26,005,041      10,102,472       5,943,866       2,779,573
                                               -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSES):
     Interest income                                776,159         408,770         296,009          10,515
     Interest expense                            (1,644,993)       (227,143)       (374,664)       (459,308)
     Placement agent commissions and
          fees on debt offering                    (168,970)           --              --          (168,970)
     Merger costs                                  (525,000)           --              --          (525,000)
                                               -------------   -------------   -------------   -------------

          Total other (expenses)                 (1,562,804)        181,627         (78,655)     (1,142,763)
                                               -------------   -------------   -------------   -------------

NET LOSS                                        (23,319,980)     (9,886,878)     (5,300,164)     (3,897,879)

PREFERRED STOCK DIVIDEND                         (3,121,525)       (232,590)     (2,888,935)           --
                                               -------------   -------------   -------------   -------------

NET LOSS ATTRIBUTABLE TO COMMON                $(26,441,505)   $(10,119,468)   $ (8,189,099)   $ (3,897,879)
                                               =============   =============   =============   =============

Basic and diluted net loss per common share    $     (33.13)   $      (3.15)   $      (2.80)   $      (6.66)
                                               =============   =============   =============   =============

Weighted average number of Common shares
     outstanding used in computing basic and
     diluted net loss per common share              798,184       3,210,684       2,924,073         585,356
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                                           Preferred Stock
                                                         ---------------------------------------------------
                                                          Shares       Amount     Subscriptions   Receivable
                                                       -----------   -----------  ------------   -----------
Balance at inception                                         --      $     --      $     --      $     --
   Preferred stock subscriptions                             --            --           4,000        (4,000)
   Issuance of shares from inception                         --            --            --            --
   Net loss from inception                                   --            --            --            --
                                                       -----------   -----------   -----------   -----------
Balance, August 31, 1995                                     --            --           4,000        (4,000)
   Preferred stock subscriptions                             --            --          (4,000)        4,000
   Issuance of preferred shares                         4,000,000         4,000          --            --
   Issuance of common shares on
      $10,395,400 private placement                          --            --            --            --
   Shares earned but not issued                              --            --            --            --
   Issuance of common shares                                 --            --            --            --
   Net loss                                                  --            --            --            --
                                                       -----------   -----------   -----------   -----------

Balance, June 25, 1996                                  4,000,000         4,000          --            --
  Conversion to Palatin Technologies, Inc.             (4,000,000)       (4,000)         --            --
                                                       -----------   -----------   -----------   -----------
Adjusted balance, June 25, 1996                              --            --            --            --
  Shares outstanding of Palatin
    Technologies, Inc.                                       --            --            --            --
  Issuance of common shares                                  --            --            --            --
  Purchase of treasury stock                                 --            --            --            --
                                                       -----------   -----------   -----------   -----------

Balance, June 30, 1996                                       --            --            --            --
   Issuance of preferred shares, net of expenses          137,780         1,378          --            --
   Shares earned but not issued                              --            --            --            --
   Issuance of common shares                                 --            --            --            --
   Retirement treasury shares                                --            --            --            --
   Amortization of deferred compensation                     --            --            --            --
   Net loss                                                  --            --            --            --
                                                       -----------   -----------   -----------   -----------

Balance, June 30, 1997                                    137,780         1,378          --            --
   Issuance of preferred shares, net of expenses           18,875           189          --            --
   Issuance of preferred shares, expense recapture           --            --            --            --
   Issuance of common shares                                 --            --            --            --
   Conversion of preferred shares into common shares      (49,451)         (495)         --            --
   Issuance of stock options to consultants or to
     employees at prices below fair market value             --            --            --            --
   Amortization of deferred compensation                     --            --            --            --
   Net loss                                                  --            --            --            --
                                                       -----------   -----------   -----------   -----------
Balance, June 30, 1998                                    107,204    $    1,072    $     --      $     --
                                                       ===========   ===========   ===========   ===========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  -Continued-

                                                                   Common Stock
                                          ----------------------------------------------------------
                                                                          Additional
                                                                           Paid-in       Earned but
                                              Shares          Amount       Capital       not Issued
                                           ------------   ------------   ------------   ------------
Balance at inception                              --      $      --      $      --      $      --
   Preferred stock subscriptions                  --             --             --             --
   Issuance of shares from inception         6,922,069      1,177,786           --          110,833
   Net loss from inception                        --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance, August 31, 1995                     6,922,069      1,177,786           --          110,833
   Preferred stock subscriptions                  --             --             --             --
   Issuance of preferred shares                   --             --             --             --
   Issuance of common shares on
     $10,395,400 private placement          41,581,600      9,139,303           --             --
   Shares earned but not issued                   --             --             --          266,743
   Issuance of common shares                 1,054,548        458,977           --         (324,546)
   Net loss                                       --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance, June 25, 1996                      49,558,217     10,776,066           --           53,030
   Conversion to Palatin Technologies,
     Inc.                                  (46,807,465)   (10,748,558)    10,752,558           --
                                           ------------   ------------   ------------   ------------
Adjusted balance, June 25, 1996              2,750,752         27,508     10,752,558         53,030
   Shares outstanding of Palatin
     Technologies, Inc.                        108,188          1,082         (1,082)          --
   Issuance of common shares                    25,754            257        139,459           --
   Purchase of treasury stock                     --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance, June 30, 1996                       2,884,694         28,847     10,890,935         53,030
   Issuance of preferred shares, net
     of expenses                                  --             --       11,062,116           --
   Shares earned but not issued                   --             --             --          250,141
   Issuance of common shares                   135,987          1,360        316,761       (303,171)
   Retirement treasury shares                     (308)            (3)        (1,664)          --
   Issuance of stock options below
     fair market value                            --             --        1,472,716           --
   Amortization of deferred compensation          --             --             --             --
   Net loss                                       --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance, June 30, 1997                       3,020,373         30,204     23,740,864           --

   Issuance of preferred shares, net
     of expenses                                  --             --        1,573,295           --
   Issuance of preferred shares expense
     recapture                                    --             --           49,733           --
   Issuance of common shares                    66,696            666         94,873           --
   Conversion of preferred shares into
     common shares                           1,012,554         10,126         (9,631)          --
   Issuance of stock options to
     consultants or to employees at
     prices below fair market value               --             --        1,161,156           --
   Amortization of deferred compensation          --             --             --             --
   Net loss                                       --             --             --             --
                                           ------------   ------------   ------------   ------------
Balance, June 30, 1998                       4,099,623    $    40,995    $26,610,101    $      --
                                           ============   ============   ============   ============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
            Consolidated Statements of Stockholders' Equity (Deficit)
                                  -Continued-

                                                                                              Deficit
                                                                                           Accumulated
                                                Paid-in                     Unamortized       During
                                             Capital from     Treasury       Deferred      Development
                                               Warrants         Stock      Compensation       Stage          Total
                                             -------------   ------------   ------------   ------------   ------------
Balance at inception                          $      --      $      --      $      --     $       --      $      --
   Preferred stock subscriptions                     --             --             --             --             --
   Issuance of shares from inception              100,000           --             --             --        1,388,619
   Net loss from inception                           --             --             --       (4,235,059)    (4,235,059)
                                              ------------   ------------   ------------  -------------   ------------
Balance, August 31, 1995                          100,000           --             --       (4,235,059)    (2,846,440)
   Preferred stock subscriptions                     --             --             --             --             --
   Issuance of preferred shares                      --             --             --             --            4,000
   Issuance of common shares on
     $10,395,400 private placement                   --             --             --             --        9,139,303
   Shares earned but not issued                      --             --             --             --          266,743
   Issuance of common shares                     (100,000)          --             --             --           34,431
   Net loss                                          --             --             --       (3,897,879)    (3,897,879)
                                              ------------   ------------   ------------  -------------   ------------
Balance, June 25, 1996                               --             --             --       (8,132,938)     2,700,158
   Conversion to Palatin Technologies,
     Inc.                                           --             --             --             --             --
                                              ------------   ------------   ------------  -------------   ------------
Adjusted balance, June 25, 1996                      --             --             --       (8,132,938)     2,700,158
   Shares outstanding of Palatin
     Technologies, Inc.                              --             --             --             --             --
   Issuance of common shares                         --             --             --             --          139,716
   Purchase of treasury stock                        --           (1,667)          --             --           (1,667)
                                              ------------   ------------   ------------  -------------   ------------
Balance, June 30, 1996                               --           (1,667)          --       (8,132,938)     2,838,207
   Issuance of preferred shares, net
     of expenses                                  573,537           --             --             --       11,637,031
   Shares earned but not issued                      --             --             --             --          250,141
   Issuance of common shares                         --             --             --             --           14,950
   Retirement treasury shares                        --            1,667           --             --
   Issuance of stock options below
     fair market value                               --             --       (1,472,716)          --             --
   Amortization of deferred compensation             --             --          394,383           --          394,383
   Net loss                                          --             --             --       (5,300,164)    (5,300,164)
                                              ------------   ------------   ------------  -------------   ------------
Balance, June 30, 1997                            573,537           --       (1,078,333)   (13,433,102)     9,834,548

   Issuance of preferred shares, net
     of expenses                                     --             --             --             --        1,573,295
   Issuance of preferred shares expense
     recapture                                       --             --             --             --           49,733
   Issuance of common shares                         --             --             --             --           95,539
   Conversion of preferred shares into
     common shares                                   --             --             --             --             --
   Issuance of stock options to
     consultants or to employees at
     prices below fair market value                  --             --       (1,161,156)          --             --
   Amortization of deferred compensation             --             --        1,723,310           --        1,723,310
   Net loss                                          --             --             --       (9,886,878)    (9,886,878)
                                              ------------   ------------   ------------  -------------   ------------
Balance, June 30, 1998                        $   573,537    $      --      $  (516,179)  $(23,319,980)   $ 3,389,547
                                              ============   ============   ============  =============   ============

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows

                                                               Inception
                                                           (January 28, 1986)     Year            Year        Ten Months
                                                                through          Ended           Ended           Ended
                                                             June 30, 1998   June 30, 1998   June 30, 1997   June 30, 1996
                                                             -------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(23,319,980)   $ (9,886,878)   $ (5,300,164)   $ (3,897,879)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                               604,654         230,160          65,920          68,005
      License fee                                                 500,000         500,000            --              --
      Interest expense on note payable                             72,691            --            19,304           6,667
      Accrued interest on long-term financing                     796,038            --              --           293,380
      Accrued interest on short-term financing                      7,936            --          (100,000)        100,000
      Intangibles and equipment write down                        278,318            --              --           278,318
      Equity and notes payable issued for expenses                623,688          77,500         250,141         174,147
      Settlement with consultant                                  (28,731)           --              --              --
      Deferred revenue                                            550,000            --           550,000            --
      Amortization of deferred compensation                     2,117,693       1,723,310         394,383            --
      Changes in certain operating assets and liabilities:
        Accounts receivable                                          --            84,562         (79,988)          1,052
        Prepaid expenses and other                               (277,766)       (102,770)       (108,566)        (46,678)
        Intangibles                                              (445,700)        (14,010)         (4,353)        (44,314)
        Accounts payable                                          460,646         145,273         101,849         (91,433)
        Accrued expenses                                          674,121        (189,229)         84,790         449,244
                                                             -------------   -------------   -------------   -------------

            Net cash used for operating activities            (17,386,392)     (7,432,082)     (4,126,684)     (2,709,491)
                                                             -------------   -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (2,120,163)     (1,505,229)       (279,705)        (26,577)
                                                             -------------   -------------   -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                      302,000            --              --              --
  Payments on notes payable, related party                       (389,936)        (80,000)           --           (23,286)
  Proceeds from senior bridge notes payable                     1,850,000            --              --           850,000
  Payments on senior bridge notes                              (1,850,000)           --        (1,000,000)       (850,000)
  Proceeds from notes payable and
    long-term debt                                              1,951,327            --              --              --
  Payments on notes payable and
    long-term debt                                             (1,289,787)       (869,551)       (230,175)        (65,000)
  Proceeds from paid-in capital from common
    stock warrants                                                100,000            --              --              --
  Proceeds from common stock, stock option
    issuances, net                                             10,135,479          18,037          14,950       9,143,303
  Proceeds from preferred stock, net                           13,210,326       1,573,295      11,637,031            --
  Purchase of treasury stock                                       (1,667)           --              --            (1,667)
                                                             -------------   -------------   -------------   -------------

            Net cash provided by financing activities          24,017,742         641,781      10,421,806       9,053,350
                                                             -------------   -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                         4,511,187      (8,295,530)      6,015,417       6,317,282

CASH AND CASH EQUIVALENTS, beginning
   of period                                                         --        12,806,717       6,791,300         474,018
                                                             -------------   -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                     $  4,511,187    $  4,511,187    $ 12,806,717    $  6,791,300
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      Consolidated Statements of Cash Flows


                                                  Inception
                                              (January 28, 1986)     Year            Year        Ten Months
                                                   through          Ended           Ended           Ended
                                                June 30, 1998   June 30, 1998   June 30, 1997   June 30, 1996
                                                -------------   -------------   -------------   -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                       $    510,807     $    281,285   $    151,999    $     49,494
                                                ============     ============   ============    ============

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment                                 $        900    $       --      $       --      $       --
                                                ============    ============    ============    ============

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      common stock                              $     74,187    $       --      $       --      $       --
                                                ============    ============    ============    ============
   Conversion of note payable to common stock   $     16,000    $       --      $       --      $       --
                                                ============    ============    ============    ============
   Common stock issued for equipment            $      2,327    $       --      $       --      $       --
                                                ============    ============    ============    ============
   Common stock issued for expenses
      (included above)                          $    757,215    $     77,500    $    394,383    $    174,147
                                                ============    ============    ============    ============
   Common stock issued for accrued salaries
      and bonuses                               $     16,548    $       --      $       --      $       --
                                                ============    ============    ============    ============
    Interest paid in common stock               $    679,097    $       --      $    303,171    $    266,743
                                                ============    ============    ============    ============



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

         Corporate History -- Palatin, formerly Interfilm, Inc., was incorporated under the laws of the State of Delaware on November 21, 1986. From November 4, 1993 until May 10, 1995, the date on which the Board of Directors substantially curtailed the operations of the Company, the Company had been primarily engaged in the business of exploiting rights related to its interactive motion picture process, including the production and distribution of interactive motion pictures for initial exhibition in theaters and subsequently in enhanced versions for distribution to the home market. On June 25, 1996, a newly formed, wholly-owned subsidiary of the Company, Interfilm Acquisition Corporation ("InSub"), a New Mexico corporation, merged with and into RhoMed Incorporated ("RhoMed"), a New Mexico corporation, with all outstanding shares of RhoMed equity securities ultimately being exchanged for the Company's common stock (the "Merger"). As a result of the Merger, RhoMed became a wholly-owned subsidiary of the Company, with the holders of RhoMed preferred stock and RhoMed common stock (including the holders of "RhoMed Securities" as hereafter defined) receiving an aggregate of approximately 96% interest in the equity securities of the Company on a fully-diluted basis. Additionally, all warrants and options to purchase common stock of RhoMed outstanding immediately prior to the Merger (the "RhoMed Securities"), including without limitation, any rights underlying RhoMed's qualified or non-qualified stock option plans, were automatically converted into rights upon exercise to receive the Company's common stock in the same manner in which the shares of RhoMed common stock were converted. Since the former stockholders of RhoMed retained more than a 50% controlling interest in the surviving company (Palatin), the Merger was accounted for as a reverse merger, with RhoMed deemed as the acquiror for accounting purposes. The business of RhoMed, conducted by Palatin since June 25, 1996, represents the on-going business of Palatin. Certain assets and liabilities of the Company and a subsidiary existing prior to the Merger, consisting principally of certain intellectual property and litigation claims against Sony Corporation of America and related entities, were transferred to an unaffiliated limited liability partnership for the benefit of the Company's stockholders of record as of June 21, 1996 (pre-Merger stockholders). The historical financial statements prior to June 25, 1996, are those of RhoMed, except that the stock transactions have been presented in the notes on an as if converted basis. References to the Company's activities, results of operations and financial condition prior to June 25, 1996 are to RhoMed unless otherwise specified.

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

(2)      BUSINESS RISK AND LIQUIDITY:

         The Company's accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying financial statements, the Company incurred substantial net losses of $9,886,878 for the year ended June 30, 1998 and has a deficit accumulated in the development stage of $23,319,980 as of June 30, 1998. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to various technologies. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

         Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of private placements and sharing of development costs, or other resources. Management believes that through one or a combination of such factors that it will be able to obtain adequate financing to fund the Company's operations through fiscal 1999. The Company requires additional financing even after its July 1998 sale of Common Stock (see Note 15). There can be no assurance that the Company's efforts will be successful. If a significant operating expense reduction plan was implemented, it would require the Company to delay, scale back or eliminate significant aspects of the Company's operations.

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

         Revenue Recognition -- Grant and contract revenues are recognized as services are provided. License and royalty revenues are recognized when earned. Product revenues are recognized upon shipment.

         Research and Development Costs -- The costs of research and development activities are expensed as incurred.

         Stock Options and Warrants -- Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at exercise prices below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being expensed over the vesting period of the option. In addition, in 1998 stock options were granted to non-employees which vest over one to three years. The deemed value for accounting purposes of such options is recorded as deferred compensation and is being expensed over the vesting period of the option.

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

         In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carryforwards.

         Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the years ended June 30, 1998, 1997 and 1996 and for the period from inception (January 28, 1986) through June 30, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 1,834,514 shares of Common Stock at prices ranging from $0.20 to $360 per share were outstanding at June 30, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

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

         New Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material adverse effect on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS 131. However, this statement will not have any impact on the Company's reported consolidated financial position or results of operations.

(4)      RELATED PARTY TRANSACTIONS:

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

         On December 2, 1996, the Board of Directors approved an offering of Series A Preferred Convertible Stock (the "Series A Preferred Offering"), which was approved by the four disinterested directors. The selection of Paramount as placement agent was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Series A Preferred Offering. The Series A Preferred Convertible Stock was initially convertible into Common Stock at a 15% discount to the average closing bid price of the Company's Common Stock for the twenty
(20) consecutive trading days immediately preceding the final closing. The 15% discount on conversion of the Series A Preferred Convertible Stock to Common Stock was determined through negotiations between the Company and the placement agent. The 15% discount has been reflected in the Company's consolidated statement of operations as a dividend to the Series A Preferred Convertible Stock of $2,888,935. The Series A Preferred Convertible Stock is currently convertible into Common Stock at a price per share of Common Stock of $4.87. Paramount received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units or $1,240,020, (ii) a non-accountable expense allowance equal to 4% of gross proceeds or $551,120 and (iii) placement agent's warrants, equal to 10% of the Series A Preferred Convertible Stock issued in the Series A Preferred Offering at an exercise price of $110.00 per share of Series A Preferred Convertible Stock, which terminate ten years from the date of issuance and have certain registration rights. The Company has valued those warrants at $573,537. In the Series A Preferred Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased 10,000 shares of Series A Preferred Convertible Stock at $100 per share.

         Pursuant to the placement agency agreement for the Series A Preferred Offering, the Company entered into an introduction agreement with Paramount (the "Introduction Agreement"), under which Paramount acts as the Company's non-exclusive financial advisor for a minimum period of 18 months commencing January 1, 1997, and received (i) out-of-pocket expenses incurred in connection with services performed under the Introduction Agreement, (ii) a retainer of $72,000, (iii) a warrant to purchase 6,250 shares of Common Stock at $8.75 per share issued to a designee of Paramount and (iv) will receive a percentage or lump sum success fees in the event that Paramount assists the Company in connection with certain financing and strategic transactions. The Introduction Agreement replaced a similar agreement in effect from September 1, 1996 through December 31, 1996, pursuant to which Paramount Capital received a retainer of $5,000 per month and a warrant to purchase 6,250 shares of Common Stock at $9.00 per share issued to a designee of Paramount.

         On April 28, 1998, the Board of Directors approved an offering of Series B Preferred Convertible Stock (the "Series B Preferred Offering"), which was approved by the four disinterested directors. The selection of

Paramount as finder pursuant to a finder's fee agreement was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Series B Preferred Offering. The Series B Preferred Convertible Stock was initially convertible into Common Stock at a conversion price per share of Common Stock of $5.50. A 12.3% discount to the average closing bid price of the Company's Common Stock as of the closing, which conversion price was determined through negotiations between the Company and the investors. The 12.3% discount has been reflected in the Company's consolidated statement of operations as a dividend to the Series B Preferred Convertible Stock of $232,590. The Series B Preferred Convertible Stock is currently convertible into Common Stock at a price per share of Common Stock of $3.52. Paramount received a finder's fee equal to 10% of the gross proceeds from the sale of the units or $188,750.

         Management of the Company believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties.

(5)      PROPERTY AND EQUIPMENT:

         Property and equipment consists of the following:

                                             June 30,               June 30,
                                               1998                   1997
                                          ------------           ------------
Office equipment                          $   361,087            $   263,827
Laboratory equipment                          380,631                145,310
Leasehold improvements                      1,323,104                750,008
                                          ------------           ------------
                                            2,064,822              1,159,145
Less: Accumulated depreciation and
     amortization                            (454,705)              (237,049)
                                          ------------           ------------
                                           $1,610,117            $   922,096
                                          ============           ============

(6)      INTANGIBLES:

         The Company owns or has rights to 22 U.S. patents, seven pending U.S. patent applications, and foreign patents and applications in selected foreign countries corresponding to certain U.S. patents and applications.

         For the ten month period ended June 30, 1996, $259,334 of previously capitalized patent costs relating to patents that were not being utilized for products in active development were written-off to expense. The write-off was based upon an evaluation by the new President and Chief Executive Officer and the management team of products in development and determination of the likelihood of product development and commercialization. Historical costs in each patent were used to determine the total write-off to expense.

         The Company has assigned its interest in several patents to secure long-term financing.

(7)      LONG-TERM FINANCING:

         The Company has long-term financing agreements with Phoenixcor, Inc. The original agreements, with Aberlyn Holding Co., Inc. and its affiliates, were assigned to Phoenixcor, Inc. effective June 1, 1998. In a series of transactions, approximately $1,800,000 was loaned to the Company, secured by certain of the Company's patents, intellectual property and equipment. Certain fees and costs related to the borrowings have been deferred as intangible assets and are being amortized over the remaining terms of the arrangement using the effective interest method.

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

         Scheduled principal payments on the long-term financing at June 30, 1998 are $939,590, all due and payable in the fiscal year ending June 30, 1999.

(8)      SENIOR BRIDGE NOTES:

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

(9)      NOTES PAYABLE

         In the fiscal year ended August 31, 1992, the Company issued four ten year notes totaling $80,000 as part of a combined stock and debt offering. The notes, in the face amount of $20,000, accrued interest at 10% per year. On November 3, 1997, the notes with accrued interest were paid in full.

(10)     COMMITMENTS AND CONTINGENCIES:

         Leases -- The Company leases two facilities in New Jersey under noncancellable operating leases. Future minimum lease payments under those two leases are as follows:


          Fiscal Year
          -----------
             1999                  $   216,000
             2000                      223,000
             2001                      253,000
             2002                      255,330
      2003 and thereafter            1,022,388
                                   -----------
                                   $ 1,969,718

         Restructuring Charge -- In conjunction with the Company's decision to consolidate and relocate its research and development facilities and executive offices from New Mexico to New Jersey, the Company established a restructuring charge of $284,000. The restructuring charge represents severance costs of $115,000 and facility closing expenses of $169,000. Five research and development and three administrative employees were severed as part of the relocation. Facility closing expenses consist primarily of costs related to lease termination and fixed asset disposals. The Company eliminated $71,567 of previously recorded accrued expenses in the Company's consolidated statement of operations for the year ended June 30, 1998. Included in accrued expenses at June 30, 1998 and June 30, 1997 are $5,000 and $144,316, respectively, of remaining restructuring charges.

         Employment Agreements -- On November 27, 1996, the Board of Directors of the Company ratified an employment agreement (the "Employment Agreement") with Edward J. Quilty ("Mr. Quilty") to serve as President and Chief Executive Officer, originally entered into with RhoMed prior to the Merger. Pursuant to the Employment Agreement, Mr. Quilty was granted an option to acquire such number of shares of common stock as equal a 10% fully diluted equity interest in RhoMed, which as a result of the Merger became an option to purchase Common Stock of the Company at an exercise price of $.22 per share, which option vests in 36 equal increments on each of the first 36 monthly anniversaries of the commencement of Mr. Quilty's employment, and may be accelerated or terminated in part on the happening of certain events (the "Initial Option"). The Employment Agreement further provides for anti-dilution options, pursuant to which Mr. Quilty will be issued options to acquire the number of shares that, when aggregated with the shares issuable pursuant to the Initial Option, equal not less than 3.75% of the shares of Common Stock of the Company. The Employment Agreement is for an initial period of one year, with automatic one year extensions, and provides that, on certain termination events, the portion of the options that would otherwise have terminated without vesting, vest and are exercisable upon termination, and also provides for specified termination pay.

         On September 27, 1996, the Board of Directors ratified employment agreements with two officers of the Company, Carl Spana, Ph.D and Charles Putnam, pursuant to which each is serving as an Executive Vice President of the Company. The agreements expire in June 1999 and provide for minimum annual salaries of $160,500. The agreements include specified termination pay and accelerated vesting of stock options under certain termination events.

         Consulting Agreements -- The Company is obligated under two consulting agreements to make payments totaling $70,500 in the year ending June 30, 1999.

         License Agreements -- The Company has four license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 1999 - $150,000, 2000- $200,000, 2001 - $150,000, 2002 -
$200,000 and 2003 - $200,000.

         Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company's financial position or future results of operation.

(11)     STOCKHOLDERS' EQUITY (DEFICIT):

         The Company's Authorized Shares -- The Amendment, effective September 5, 1997, increased the number of shares of authorized Common Stock to 75,000,000, increased the number of shares of authorized preferred stock to 10,000,000, and effected a 1-for-4 reverse split of the Common Stock. The consolidated financial statements have been retroactively restated to reflect the Amendment.

         Series B Preferred Offering --As of April 28, 1998, the Company completed a private placement of 18,875 shares of Series B Convertible Preferred Stock at a price per share of $100. The net proceeds to the Company were approximately $1,600,000, after deducting the finder's fee and other expenses of the Series B Preferred Offering.

         Each share of Series B Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the "Series B Conversion Price." The current Series B Conversion Price is $3.52, so each shares of Series B Convertible Preferred Stock is currently convertible into approximately 28.4 shares of Common Stock. The conversion price for Series B Convertible Preferred Stock is subject to adjustment upon certain events, including payment of stock dividends, distributions, and tender offer or merger announcements.

         Series A Preferred Offering -- On December 2, 1996, the Company commenced the Series A Preferred Offering of units at a price of $100,000 per unit, each unit consisting of 1,000 shares of Series A Convertible Preferred Stock. The final closing on the Series A Preferred Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Convertible Preferred Stock, for net proceeds to the Company of approximately $11,637,000, after deducting commission and other expenses of the Series A Preferred Offering.

         Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the "Series A Conversion Price". The current Series A Conversion Price is $4.87, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 20.5 shares of Common Stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the Common Stock as of the date of such sale or issuance. The Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding.

         Common Stock Transactions -- In the fiscal year ended June 30, 1998, the Company issued 10,000 shares of Common Stock in exchange for services and recorded compensation expense for the fair market value of $7.75 per share.

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

         On June 24, 1996, and pursuant to the Merger, certain stockholders of Interfilm, Inc. prior to the Merger and third parties purchased 138,249 shares of Common Stock at a purchase price of $5.44 per share, with net proceeds of approximately $748,000. In addition, and pursuant to the Merger, warrants to purchase 69,124 shares of Common Stock at an exercise price of $8.68 were issued to certain stockholders of Interfilm prior to the Merger and third parties. These warrants are exercisable at any time, terminate four years from the date of issuance, have certain registration rights, contain a call provision and are subject to adjustment in certain circumstances.

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

         In December 1991, the Company issued a private offering memorandum for the sale of units consisting of 1,211 shares of Common Stock and a $20,000 note (see Note 9). Four units were sold for $25,000 per unit.

         All pre-Merger common stock issuances were for RhoMed common stock, subsequently converted into the Company's Common Stock as a result of the Merger, and were at issuance prices representing market value of the RhoMed common stock on the date of issuance.

         Outstanding Stock Purchase Warrants -- At June 30, 1998, the Company had the following warrants outstanding.

                                                                       Latest
                                      Common      Exercise Price    Termination
            Warrant                Stock Shares      per Share          Date
-------------------------------   -------------   --------------   -------------
 Class A Offering                      65,668     $          .22       9/13/05
 Class A Placement Agent               20,737                .22       9/13/05
 Class B Offering                      37,878               2.64       2/15/01
 Class B Placement Agent                2,056               6.14       2/15/06
 Common Stock Offering
   Placement Agent                    186,685               6.14       6/25/06
 Merger Warrants                       69,124               8.68       6/24/00
 Series A Preferred Offering
   Placement Agent                    284,082               5.36       11/9/02
 Other Warrants                        18,367      $7.93-$282.00        5/9/02
                                    ---------      -------------    ----------
   Total                              684,597      $ .22-$282.00       6/25/06
                                    =========      =============    ==========

The Class B Offering and Merger Warrants contain provisions providing for termination of the warrant if not exercised following notice of specified per share trading prices.

         Stock Option Plans -- The Company has one stock option plan currently in effect under which future grants may be issued, the 1996 Stock Option Plan, approved by the Company's stockholders on August 25, 1997, for which 625,000 shares of Common Stock are reserved. The Company has also granted options under agreements with individuals, and not under any plan. On March 24, 1998 the Company's stockholders approved options to two executive officers to purchase a total of 148,392 shares of Common Stock at an exercise price of $1.00 per share, which options replaced previously granted options to purchase the same number of shares at an exercise price of $5.42 per share.

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

         In October 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company has elected to adopt the disclosures of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1997 would have been $5,695,856 and $2.94, respectively, while net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1998 would have been $9,533,412 and $3.04, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market value at the date of grant for options granted during 1997 and 1998 is estimated as $2.98 and $2.55 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 6.60% in 1997 and 5.83% in 1998, and an expected option life of 7 years.

         The status of the plans and individual agreements, including predecessor and replacement plans under which options remain outstanding, giving effect to the Merger and the Amendment, during the three years ended June 30, 1998, was as follows:

                                Number of shares       Range of prices    Weighted average
                               subject to options         per share       prices per share
                               ------------------      ---------------    ----------------
Outstanding at August 31, 1995       94,444            $6.51 - $360.00         $12.48
  Granted                           429,463               $.22 - $5.42
  Expired or canceled               (11,554)            $5.42 - $21.70
   Exercised                              0                         -
                                 -----------           ---------------
Outstanding at June 30, 1996        512,353             $.22 - $360.00         $10.09
  Granted                           448,552               $.20 - $8.00
  Expired or canceled               (74,865)                     $5.42
  Exercised                         (47,918)                      $.20
                                 -----------
Outstanding at June 30, 1997        838,122             $.20 - $360.00         $ 8.02
  Granted                           519,321               $.20 - $7.75
  Expired or canceled              (201,582)            $ .20 - $10.85
  Exercised                          (5,944)                      $.22
                                 -----------           ---------------
Outstanding at June 30, 1998      1,149,917             $.20 - $360.00         $ 6.92
                                 ===========           ===============         ======
Exercisable at June 30, 1998        696,335             $.20 - $360.00         $ 7.95
                                 ===========           ===============         ======

 (12)    GRANTS AND CONTRACTS:

         The Company applies for and has received grants and contracts under the Small Business Innovative Research ("SBIR") program and other federally funded grant and contract programs. Since inception, approximately $2,910,140 of the Company's revenues have been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited. Most contract costs, including indirect costs, are subject to audit and adjustment by negotiation with government representatives.

(13)     LICENSING FEES AND ROYALTIES:

         In December 1996, the Company entered into an Option Agreement with Nihon Medi-Physics ("Nihon"), pursuant to which the Company received, in January 1997, an initial payment of $1,000,000 before Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment by recognizing license fee revenue of $350,000, which represents the non-refundable portion of the Initial Payment, and deferred license fee revenue of $550,000. The deferred license fee revenue will be recognized as revenue when a license agreement is consummated. In the event that the parties can not agree on terms of a license agreement, the Company could be required to repay $550,000 of the initial payment back to Nihon. The agreement includes additional payments to the Company upon the attainment of certain milestones.

         In May 1997, the Company entered into a License Agreement with The Wistar Institute of Anatomy and Biology ("Wistar") related to the antibody and cell line used for LeuTech for a defined field of use. The agreement includes future payments to Wistar based on milestones.

         On March 18, 1998, the Company entered into a License and Development Agreement with TheraTech, Inc. ("TheraTech") pursuant to which the Company paid, in July 1998, $500,000 to TheraTech as a license fee. Such license fee was accounted for as an expense in the statement of operations during the year ended June 30, 1998. The development agreement includes additional payments to TheraTech related to the joint effort under the product development program.

         On March 31, 1998, the Company entered into a License Agreement with Competitive Technologies, Inc. ("CTI") pursuant to which the Company paid, in July 1998, $50,000 to CTI as a license fee. Such license fee was accounted for as an expense in the statement of operations during the year ended June 30, 1998. The agreement includes future payments to CTI in subsequent years based on certain factors.

(14)     INCOME TAXES:

         The Company has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. A valuation allowance for the net deferred tax assets has been recorded at June 30, 1998, based on the weight of evidence that the deferred tax assets exceed the likely reversal of deferred tax liabilities and likely taxable income.

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

(15)     SUBSEQUENT EVENTS:

         On July 8, 1998, the Company sold TheraTech 363,636 shares of Common Stock at a sale price of $5.50 per share or $2,000,000. The net proceeds of the offering, approximately $1,964,000, will be used for research and development of the dosage form of PT-14, the Company's peptide hormone product for the treatment of male erectile dysfunction.