Form 10KSB/A
period 1998-06-30
PALATIN TECHNOLOGIES INC
filed 1998-10-02
CIK 911216

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 Amendment No. 1

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

Transitional Small Business Disclosure Format:  Yes [ ]    No [X]

================================================================================

The undersigned Registrant hereby amends Item 11 of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 as set forth below:

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

                                                                   AMOUNT AND NATURE
TITLE OF                                                              OF BENEFICIAL     PERCENT OF         PERCENT OF
 CLASS          NAME OF BENEFICIAL OWNER (1)                        OWNERSHIP (2)(3)       CLASS         VOTING POWER (3)
-------         ----------------------------                       -----------------    ----------       ----------------
Common          Edward J. Quilty                                      364,154(4)            7.4%             *

Common          Carl Spana, Ph.D.                                     118,713(5)            2.5%             *

Common          Charles L. Putnam                                      82,308(6)            1.8%             *

Common          Michael S. Weiss                                       52,914(7)            1.1%             *

Common          James T. O'Brien                                       11,981(8)              *              *

Common          John K.A. Prendergast, Ph.D.                           61,672(9)            1.3%             *

Common          Robert G. Moussa                                        2,133(10)             *              *

Common          Lindsay A. Rosenwald, M.D.(11)                      1,118,475(12)          22.3%          14.2%

Common          RAQ, LLC(11)                                          358,245(13)           7.8%           5.7%

Common          Paramount Capital Asset Management, Inc.(11)          606,547(14)          12.5%           8.5%

Common          The Aries Trust, a Cayman Islands trust(15)           414,425(16)           8.7%           5.8%

Common          Aries Domestic Fund, L.P.(11)                         192,454(17)           4.1%           2.6%

Common          Essex Woodlands Health Ventures, L.P. Fund III(18)    309,278               6.8%           4.9%

Common          TheraTech, Inc.(19)                                   363,636               7.9%           5.8%

Series A        Michael S. Weiss                                          770(7)              *              *
Preferred

Series A        Lindsay A. Rosenwald, M.D.(11)                         15,079(20)          18.2%           4.9%
Preferred

Series A        Paramount Capital Asset Management, Inc.(11)           11,000(21)          13.3%           3.6%
Preferred
                All directors and executive officers as a group       745,958(22)          14.2%           1.3%
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

(7) Includes (i) 12,196 shares of Common Stock issuable upon exercise of currently exercisable warrants; (ii) 15,812 shares of Common Stock issuable upon conversion of 770 shares of Series A Preferred Stock issuable on exercise of currently exercisable warrants; and (iii) 11,981 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 11,270 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 18,213 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(8) Represents 11,981 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 11,270 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 18,213 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(9) Includes (i) 45,833 shares of Common Stock issuable upon exercise of options granted to Summercloud pursuant to the 1996 Stock Option Plan, of which options with respect to 37,500 shares of Common Stock are currently exercisable and options with respect to 8,333 shares of Common Stock will become exercisable within 60 days following September 17, 1998; and (ii) 4,166 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan. Does not include 21,668 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998, of which 4,167 shares of Common Stock are issuable upon exercise of options granted to Summercloud.
(10) Represents 2,133 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan, of which options with respect to 1,422 shares of Common Stock are currently exercisable and options with respect to 711 shares of Common Stock will become exercisable within 60 days following September 17, 1998. Does not include 10,711 shares of Common Stock issuable upon exercise of options granted pursuant to the 1996 Stock Option Plan not exercisable within 60 days following September 17, 1998.
(11) Address is c/o Paramount Capital, Inc., 787 Seventh Avenue, New York, NY 10019.
(12) Includes (i) 69,592 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Dr. Rosenwald; (ii) 83,759 shares of Common Stock issuable upon conversion of 4,079 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Dr. Rosenwald; (iii) 358,245 shares of Common Stock owned by RAQ, LLC, of which Dr. Rosenwald is President;
           (iv) 232,734 shares of Common Stock outstanding and 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock, owned by The Aries Trust, a Cayman Islands trust ("The Aries Trust"); (v) 93,189 shares of Common Stock outstanding and 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock, owned by Aries Domestic Fund, L.P. ("Aries Domestic Fund"); (vi) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; (vii) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; (viii) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; and (ix) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust. Dr. Rosenwald shares voting and investment power as to the foregoing shares. Dr. Rosenwald is the Chairman of the Board and sole stockholder of Paramount Capital and is the President, Chairman of the Board and sole shareholder of Paramount Capital Asset Management, Inc., the general partner of Aries Domestic Fund and the investment manager of The Aries Trust. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. Does not include any shares of Common Stock owned or issuable upon exercise of currently exercisable warrants by employees of Paramount Capital or Paramount Capital Investments of which Dr. Rosenwald is the Chairman of the Board and President.
(13) RAQ, LLC shares voting and investment power as to these shares. All of the shares of Common Stock owned by RAQ, LLC are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (12) above.
(14) Includes (i) 232,734 shares of Common Stock outstanding and 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock, owned by The Aries Trust; (ii) 93,189 shares of Common Stock outstanding and 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock, owned by Aries Domestic Fund; (iii) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; (iv) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust;
           (v) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund; and (vi) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust. Dr. Rosenwald and Paramount Capital Asset Management, Inc. share voting and investment power as to the foregoing shares. Paramount Capital Asset Management, Inc. and Dr. Rosenwald disclaim beneficial ownership of the securities held by Aries Domestic Fund and The Aries Trust, except to the extent of their pecuniary interest therein, if any. All of the shares owned or purchasable by Paramount Capital Asset Management, Inc. are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D., as explained in note (12) above.
(15) Address is c/o MeesPierson (Cayman) Limited, P.O. Box 2003, British American Centre, Phase 3, Dr. Roy's Drive, George Town, Grand Cayman.
(16) Includes (i) 133,470 shares of Common Stock issuable upon conversion of 6,500 shares of Series A Preferred Stock; (ii) 34,874 shares of Common Stock issuable upon exercise of currently exercisable warrants; and (iii) 13,347 shares of Common Stock issuable upon conversion of 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants. The Aries Trust shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by The Aries Trust are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (12) and (14) above.
(17) Includes (i) 71,868 shares of Common Stock issuable upon conversion of 3,500 shares of Series A Preferred Stock; (ii) 20,211 shares of Common Stock issuable upon exercise of currently exercisable warrants; and (iii) 7,186 shares of Common Stock issuable upon conversion of 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants. Aries Domestic Fund shares voting and investment power as to the foregoing shares. All of the shares owned or purchasable by Aries Domestic Fund are also included in the beneficial ownership of Lindsay A. Rosenwald, M.D. and of Paramount Capital Asset Management, Inc., as explained in notes (12) and (14) above.
(18)       Address is 2170 Buckthorne, Suite 170, The Woodlands, TX  77380.
(19)       Address is 417 Wakara Way, Salt Lake City, UT 84198.

(20) Includes (i) 6,500 shares of Series A Preferred Stock owned by The Aries Trust; (ii) 3,500 shares of Series A Preferred Stock owned by Aries Domestic Fund; (iii) 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; and (iv) 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund. Dr. Rosenwald shares voting and investment power as to the foregoing shares. See note (12) above.
(21) Includes (i) 6,500 shares of Series A Preferred Stock owned by The Aries Trust (ii) 3,500 shares of Series A Preferred Stock owned by Aries Domestic Fund; (iii) 650 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by The Aries Trust; and (iv) 350 shares of Series A Preferred Stock issuable upon exercise of currently exercisable warrants held by Aries Domestic Fund. Paramount Capital Asset Management, Inc. shares voting and investment power as to the foregoing shares. See note (14) above.
(22) Includes 661,769 shares of Common Stock issuable on exercise of options and warrants, of which 615,290 are currently exercisable and 46,479 will become exercisable within 60 days following September 17, 1998. Does not include 115,548 shares of Common Stock issuable upon exercise of options not exercisable within 60 days following September 17, 1998.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PALATIN TECHNOLOGIES, INC.

Date: October 2, 1998

                                           By:       /s/ Stephen T. Wills
                                              -------------------------------
                                              Stephen T. Wills
                                              Vice President and Chief
                                              Financial Officer (principal
                                              financial and accounting officer)