Form 10QSB
period 1998-09-30
PALATIN TECHNOLOGIES INC
filed 1998-11-16
CIK 911216

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-22686

                              -------------------

                           PALATIN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                    95-4078884
State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    214 CARNEGIE CENTER - SUITE 100
        PRINCETON, NEW JERSEY                                 08540
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number: (609) 520-1911

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 1998, 4,712,284 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [ ]      No  [X]




================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           CONSOLIDATED BALANCE SHEETS -- As of September 30, 1998
             and June 30, 1998..........................................  Page 3

           CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three Months
             Ended September 30, 1998 and September 30, 1997 and
             the Period from January 28, 1986 (Commencement of
             Operations) through September 30, 1998.....................  Page 4

           CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Three Months
             Ended September 30, 1998 and September 30, 1997 and the
             Period From January 28, 1986 (Commencement of
             Operations) through September 30, 1998.....................  Page 5

           Notes to Consolidated Financial Statements...................  Page 6

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................  Page 8

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................ Page 10

  Item 2.  Changes in Securities and Use of Proceeds.................... Page 10

  Item 3.  Defaults Upon Senior Securities.............................. Page 11

  Item 4.  Submission of Matters to a Vote of Security Holders.......... Page 11

  Item 5.  Other Information............................................ Page 11

  Item 6.  Exhibits and Reports on Form 8-K............................. Page 11

Signatures.............................................................. Page 12

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30, 1998          JUNE 30, 1998
                                                                                    -----------------------   ----------------------
                                                                                         (unaudited)                 (audited)
ASSETS
Current assets:

  Cash and cash equivalents, including restricted cash of $185,000                              $3,704,725               $4,511,187
  Prepaid expenses and other                                                                       173,020                  277,765
                                                                                    -----------------------   ----------------------
      Total current assets                                                                       3,877,745                4,788,952

Fixed assets, net of accumulated depreciation and amortization
  of  $509,410 and $454,705 respectively                                                         1,571,237                1,610,117
Intangibles, net of accumulated amortization of $119,299 and
  $116,247, respectively                                                                            81,804                   76,000
                                                                                    -----------------------   ----------------------
                                                                                                $5,530,786               $6,475,069
                                                                                    =======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                                                $913,751                 $461,546
  Accrued expenses                                                                                 682,389                1,134,388
  Current portion of long-term debt                                                                697,881                  939,588
                                                                                    -----------------------   ----------------------
      Total current liabilities                                                                  2,294,021                2,535,522
                                                                                    -----------------------   ----------------------

Deferred license revenue                                                                           550,000                  550,000
                                                                                    -----------------------   ----------------------


Commitments and contingencies (Note 6)

Stockholders' equity:

  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 78,284 and 88,329 shares issued and outstanding
     as of September 30, 1998 and June 30, 1998, respectively;                                         783                      883
    Series B Convertible; 18,875 shares issued and outstanding as of
     September 30, 1998 and June 30, 1998;                                                             189                      189
  Common stock of $.01 par value - authorized 75,000,000 shares;
    issued and outstanding 4,669,946 and 4,099,623 shares as of
    September 30, 1998 and June 30, 1998, respectively;                                             46,700                   40,996
  Additional paid-in capital                                                                    28,804,498               26,610,101
  Warrants                                                                                         573,537                  573,537
  Unamortized deferred compensation                                                               (461,298)                (516,179)
  Deficit accumulated during development stage                                                 (26,277,644)             (23,319,980)
                                                                                    -----------------------   ----------------------
      Total stockholder's equity                                                                 2,686,765                3,389,547
                                                                                    -----------------------   ----------------------

                                                                                                $5,530,786               $6,475,069
                                                                                    =======================   ======================


       The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                          Inception
                                                                                                     (January 28, 1986)

                                                            Three Months Ended September 30,                through
                                                               1998                   1997            September 30, 1998
                                                        -------------------    -------------------   ----------------------
REVENUES:
     Grants and contracts                                      $         -            $    33,967           $  3,244,652
     License fees and royalties                                          -                      -                684,296
     Product                                                             -                      -                318,917
                                                        -------------------    -------------------   --------------------
          Total revenues                                                 -                 33,967              4,247,865
                                                        -------------------    -------------------   --------------------

OPERATING EXPENSES:
     Research and development                                    2,137,591              1,389,782             17,055,698
     General and administrative                                    846,290                680,234             11,389,890
     Restructuring charge                                                -                      -                284,000
     Net intangibles write down                                          -                      -                259,334
                                                        -------------------    -------------------   --------------------
          Total operating expenses                               2,983,881              2,070,016             28,988,922
                                                        -------------------    -------------------   --------------------

OTHER INCOME (EXPENSES):
     Interest income                                                60,216                145,879                836,375
     Interest expense                                              (33,999)               (75,523)            (1,678,992)
     Placement agent commissions and
          fees on debt offering                                          -                      -               (168,970)
     Merger costs                                                        -                      -               (525,000)
                                                        -------------------    -------------------   --------------------
          Total other (expenses)                                    26,217                 70,356             (1,536,587)
                                                        -------------------    -------------------   --------------------

NET LOSS                                                        (2,957,664)            (1,965,693)           (26,277,644)

PREFERRED STOCK DIVIDEND                                                 -                      -             (3,121,525)
                                                        -------------------    -------------------   --------------------
NET LOSS ATTRIBUTABLE TO COMMON                                $(2,957,664)           $(1,965,693)          $(29,399,169)
                                                        ===================    ===================   ====================

Basic and diluted net loss per common share                    $     (0.66)           $     (0.65)          $     (33.29)
                                                        ===================    ===================   ====================

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share                           4,502,090              3,038,406                882,992
                                                        ===================    ===================   ====================


       The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            PALATIN TECHNOLOGIES, INC
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                       Inception
                                                                                                      (January 28,
                                                                                                         1986)
                                                               Three Months Ended September 30,         Through
                                                                   1998                1997        September 30, 1998
                                                             ----------------     --------------   ------------------
       CASH FLOWS FROM OPERATING ACTIVITIES:

         Net loss                                                $(2,957,664)       $(1,965,693)        $(26,277,644)

         Adjustments to reconcile net loss to net cash used for operating activities:

             Depreciation and amortization                            57,757             29,975              662,411
             License fee                                                   -                  -              500,000
             Interest expense on note payable                              -              3,382               72,691
             Accrued interest on long-term financing                       -                  -              796,038
             Accrued interest on short-term financing                      -                  -                7,936
             Intangibles and equipment write down                          -                  -              278,318
             Equity and notes payable issued for expenses                  -                  -              623,688
             Settlement with consultant                                    -                  -              (28,731)
             Deferred revenue                                              -                  -              550,000
             Amortization of deferred compensation                   254,881            215,714            2,372,574
             Changes in certain operating assets and
               liabilities:
               Accounts receivable                                         -           (400,967)                  -
               Prepaid expenses and other                           (104,578)            24,154             (382,344)
               Intangibles                                            (8,856)            (7,961)            (454,556)
               Accounts payable                                      452,205            (89,090)             912,851
               Accrued expenses                                     (451,999)           249,583              222,122
                                                             ----------------     --------------   ------------------

                   Net cash used for operating activities         (2,758,254)        (1,940,903)         (20,144,646)
                                                             ----------------     --------------   ------------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of property and equipment                         (15,825)        (1,115,452)          (2,135,988)
                                                             ----------------     --------------   ------------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from notes payable, related party                        -                  -              302,000
         Payments on notes payable, related party                          -                  -             (389,936)
         Proceeds from senior bridge notes payable                         -                  -            1,850,000
         Payments on senior bridge notes                                   -                  -           (1,850,000)
         Proceeds from notes payable and long term debt                                                    1,951,327
         Payments on notes payable and long term debt               (241,707)          (203,650)          (1,531,494)
         Proceeds from paid-in capital from common

           stock warrants                                                  -                  -              100,000
         Proceeds from common stock, stock option
           issuances, net                                          2,209,324              6,184           12,344,803
         Proceeds from preferred stock, net                                -                  -           13,210,326
         Purchase of treasury stock                                        -                  -               (1,667)
                                                             ----------------     --------------   ------------------

                   Net cash provided by (used for)
                     financing activities                          1,967,617           (197,466)          25,985,359
                                                             ----------------     --------------   ------------------

       NET INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                                      (806,462)        (3,253,821)           3,704,725

       CASH AND CASH EQUIVALENTS, beginning
          of period                                                4,511,187         12,806,717                    -
                                                             ----------------     --------------   ------------------

       CASH AND CASH EQUIVALENTS, end of period                   $3,704,725         $9,552,896           $3,704,725
                                                             ================     ==============   ==================


       The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

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

         Business Risk and Liquidity - The Company's accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

         As shown in the accompanying financial statements, the Company incurred substantial net losses of $2,957,664 for the three months ended September 30, 1998 and has a deficit accumulated during development stage of $26,277,644. The Company anticipates incurring additional operating losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to various technologies. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

         Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of debt or equity financing through a combination of private placements and sharing of development costs, or other resources. Management believes that through one or a combination of such factors that it will be able to obtain adequate financing to fund the Company's operations through fiscal 1999. There can be no assurance that the Company's efforts will be successful. If a significant operating expense reduction plan were implemented, it would require the Company to delay, scale back or eliminate significant aspects of the Company's operations.

(2)      BASIS OF PRESENTATION:

         The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and June 30, 1998, and the results of operations for the three month period ended September 30, 1998 and 1997 and for the period from inception (January 28, 1986) to September 30, 1998 and cash flows for the three months ended September 30, 1998 and 1997, and for the period from inception (January 28, 1986) to September 30, 1998. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1999.

         The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended June 30, 1998 and 1997 and the ten months ended June 30, 1996, filed with the Company's Form 10-KSB for the year ended June 30, 1998.

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

Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three months ended September 30, 1998 and 1997 and for the period from inception (January 28, 1986) through September 30, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 1,872,118 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at September 30, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

(4)      PROPERTY AND EQUIPMENT:

               Property and equipment consists of the following at:

                                                   September 30,      June 30,
                                                      1998              1998
                                                  -------------    -------------
          Office equipment                         $  368,051       $  361,087
          Laboratory equipment                        381,991          380,631
          Leasehold improvements                    1,330,605        1,323,104
                                                   -----------      -----------
                                                    2,080,647        2,064,822

          Less: Accumulated depreciation and
               Amortization                          (509,410)        (454,705)
                                                   -----------      -----------
                                                   $1,571,237       $1,610,117
                                                   ===========      ===========

(5)      LONG - TERM DEBT:

         The Company has long-term financing agreements with Phoenixcor, Inc. ("Phoenixcor"). The Company is obligated to make monthly principal and interest payments of $91,695 through May 1, 1999. At September 30, 1998, the total principal on the long-term debt was $697,881.

(6)      COMMITMENTS AND CONTINGENCIES:

         Consulting Agreements -- The Company is obligated under four consulting agreements to make payments totaling $200,800 in fiscal 1999.

         Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company.

(7)       STOCKHOLDERS' EQUITY (DEFICIT):

         As of July 8, 1998, the Company sold 363,636 shares of common stock to TheraTech, Inc. ("TheraTech") at a sale price of $5.50 per share, for gross proceeds of $2,000,000 and net proceeds of approximately $1,964,000.

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

         Certain statements in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements express or implied by such forward-looking statements. When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products, problems or delays with clinical trials, failure to receive or delays in receiving regulatory approval, lack of enforceability of patents and proprietary rights, manufacturing capacity, industry trends, competition, material costs and availability, changes in business strategy or development plans, quality of management, availability of capital, availability of qualified personnel, the effect of government regulation, the possible effect of Year 2000 issues and other risks detailed in the Company's filings with the Commission, including the Company's Form 10-KSB for the year ended June 30, 1998. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of when expenses are incurred.

RESULTS OF OPERATIONS

         Three Month Period Ended September 30, 1998 Compared to Three Month Period Ended September 30, 1997.

         Grants and contracts - There was no revenue from grants and contracts during the three month period ended September 30, 1998, compared to $33,967 from grants in the three month period ended September 30, 1997. During the three month period ended September 30, 1997, the Company completed its four Phase I grants under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services.

         Sales - There was no revenue from the sale of products during the three month periods ended September 30, 1998 and September 30, 1997. During the fiscal year ended June 30, 1997, the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales.

         Research and development - Research and development expenses increased to $2,137,591 for the three month period ended September 30, 1998 compared to $1,389,782 for the three month period ended September 30, 1997. The Company substantially increased research and development spending, primarily relating to development of the LeuTech(TM) product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's PT-14(TM) peptide therapeutic product and MIDAS(TM) metallopeptide technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands clinical trials and manufacturing efforts and the LeuTech product and expands efforts to develop PT-14 and MIDAS technology.

         General and administrative - General and administrative expenses increased to $846,290 for the three month period ended September 30, 1998 compared to $680,234 for the three month period ended September 30, 1997. The increase in general and administrative expenses were mainly attributable to the amortization of deferred compensation, totaling $254,881 for the three month period ended September 30, 1998, and the value of options granted at exercise prices below the then current market price of the Company's common stock.

         Interest income - Interest income decreased to $60,216 for the three month period ended September 30, 1998 compared to $145,879 for the three month period ended September 30, 1997. The decrease in interest income is primarily the result of the depletion of funds available for investment purposes and used to fund the Company's operations.

         Interest expense - Interest expense decreased to $33,999 for the three month period ended September 30, 1998 compared to $75,523 for the three month period ended September 30, 1997. The decrease is due to the repayment by the Company of a portion of outstanding principal on long-term debt provided by Phoenixcor.

         Net loss - Net loss increased to $2,957,664 for the three month period ended September 30, 1998 compared to $1,965,693 for the three month period ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Since its inception, the Company has incurred net operating losses and as of September 30, 1998, had a deficit accumulated during development stage of $26,277,644. The Company has financed its net operating losses through September 30, 1998 by a series of debt and equity financings. At September 30, 1998, the Company had cash and cash equivalents of $3,704,725.

         For the three months ended September 30, 1998, the net decrease in cash amounted to $806,462. Cash used for operating activities was $2,758,254, net cash used for investing activities was $15,825 and cash provided by financing activities was $1,967,617.

         As of July 8, 1998, the Company completed a private placement of 363,636 shares of common stock of the Company for gross proceeds of $2,000,000 and net proceeds of approximately $1,964,000. The net proceeds will be used for research and development of an oral dosage form of PT-14.

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

         The Company's monthly payments on long-term debt payable to Phoenixcor are $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

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

         The Company has entered into three license agreements, which require minimum yearly payments. Future minimum fiscal year payments under the license agreements are as follows: 1999 - $150,000, 2000 - $200,000, 2001 - $150,000,
2002 -$200,000 and 2003 - $200,000.

         The Company expects to continue actively searching for certain products, technologies to license or acquire in the future, and corporate partnerships, depending on the financial resources of the Company. If the Company is successful in identifying a product or technology for acquisition, substantial funds may be required for such acquisition and subsequent development or commercialization. There can be no assurance that any acquisition will be consummated in the future.

         The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company anticipates incurring additional losses over at least the next several years, and expects such losses to increase as the Company expands its research and development activities relating to LeuTech, PT-14 and its MIDAS technology. The Company's future capital requirements and the adequacy of available funds depends on numerous factors, including progress in its product development efforts, the magnitude and scope of such efforts, progress with pre-clinical studies and clinical trials, progress with regulatory affairs activities, the cost of filing, prosecution, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, and identifying and consummating suitable strategic alliances. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company expects that its existing capital resources will be adequate to fund the Company's projected debt obligations and operations through the first calendar quarter of 1999, based on current expenditure levels. The Company is actively attempting to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. There can be no assurance the Company's efforts will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

YEAR 2000 COMPATIBILITY

         The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions and information or engage in similar normal business activities.

         The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company believes that it does not have significant year 2000 issues related to its computerized information systems and is currently reviewing these systems. This review is expected to be completed during 1999.

         In addition, it is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. The Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that such software will correctly process all date information at all times. Furthermore, the Company is querying its suppliers and contractors as to their progress in identifying and addressing problems that their computer systems will face in correct processing date information as the year 2000 approaches. The Company expects this assessment to be completed during 1999 and currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to asssure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

         To date the Company has not made any contingency plans to address third-party year 2000 risks. The Company plans to formulate contingency plans to the extent necessary in 1999.


                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         As reported in Item 3 of the Company's Form 10-KSB for the year ended June 30, 1998, and incorporated herein by reference, in July 1998 the litigation between the Company and Sony Corporation of America and certain of its affiliates and subsidiaries was settled.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

         As of July 8, 1998, the Company sold 363,636 shares of unregistered common stock to TheraTech at a sale price of $5.50 per share in a non-underwritten transaction, for gross proceeds of $2,000,000. The net proceeds of the offering, approximately $1,964,000, will be used for research and development of the dosage form of PT-14. The common stock was sold to TheraTech, an accredited investor, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. TheraTech represented to the Company that it was purchasing the common stock for its own account for investment and not with a view toward resale or distribution to others. The certificate representing the common stock bears a restrictive legend. On October 14, 1998, the Commission declared a registration statement registering these shares of common stock for resale effective.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

         On October 1, 1998, the Company announced that it had initiated Phase 3 clinical trials of its LeuTech infection imaging agent for diagnosis of equivocal appendicitis at ten major medical centers around the United States.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (A)   EXHIBITS

10.37    Employment Agreement effective August 1, 1998 between
         Palatin Technologies, Inc. and Charles Putnam.*
10.38 Employment Agreement effective August 1, 1998 between Palatin Technologies, Inc. and Carl Spana.*
10.39    Employment Agreement effective August 1, 1998 between
         Palatin Technologies, Inc. and Stephen T. Wills.*
27.1     Financial Data Schedule

         * A management contract or compensatory plan or arrangement.

         (B)   REPORTS ON FORM 8-K

         One report on Form 8-K was filed by the Company during the three months ended September 30, 1998. The report was filed on July 9, 1998, with a date of report of July 8, 1998, and reported on Item 5, Other Events, relating to the sale of 363,636 shares of common stock of the Company to TheraTech.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PALATIN TECHNOLOGIES, INC.
                                             (Registrant)


Date: November 16, 1998                      /s/ Edward J. Quilty
                                             ----------------------------
                                             Edward J. Quilty
                                             Chairman of the Board
                                             and Chief Executive Officer




Date: November 16, 1998                      /s/ Stephen T. Wills
                                             ----------------------------
                                             Stephen T. Wills
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)