Form 10QSB
period 1998-12-31
PALATIN TECHNOLOGIES INC
filed 1999-02-16
CIK 911216

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         -----------------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-22686

                         -----------------------------

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 9, 1999, 5,802,535 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]      No  [X]


================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

        CONSOLIDATED  BALANCE  SHEETS -- As of  December
                 31, 1998 and June 30, 1998............................  Page 3

        CONSOLIDATED STATEMENTS OF OPERATIONS --
                 For the Three and Six Months Ended December 31,
                 1998 and December 31, 1997 and the Period from
                 January 28, 1986 (Commencement of Operations)
                 through December 31, 1998.............................  Page 4

        CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Six
                 Months Ended December 31, 1998 and December 31,
                 1997 and the Period From January 28, 1986
                 (Commencement of Operations) through December
                 31, 1998..............................................  Page 5

        Notes to Consolidated Financial Statements.....................  Page 6


Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................  Page 8

PART II - OTHER INFORMATION

        Item 1.  Legal Proceedings.....................................  Page 11

        Item 2.  Changes in Securities and Use of Proceeds.............  Page 11

        Item 3.  Defaults Upon Senior Securities.......................  Page 11

        Item 4.  Submission of Matters to a Vote of Security Holders...  Page 11

        Item 5.  Other Information.....................................  Page 11

        Item 6.  Exhibits and Reports on Form 8-K......................  Page 12

Signatures.............................................................  Page 12

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                DECEMBER 31,
                                                                                   1998        JUNE 30, 1998
                                                                               -------------   -------------

ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $185,000             $  2,153,266    $  4,511,187
  Prepaid expenses and other                                                        178,845         277,765
                                                                               -------------   -------------
      Total current assets                                                        2,332,111       4,788,952

Fixed assets, net of accumulated depreciation and amortization
  of  $564,152 and $454,705, respectively                                         1,517,772       1,610,117
Intangibles, net of accumulated amortization of $122,023 and
  $116,247, respectively                                                             70,223          76,000
                                                                               -------------   -------------
                                                                               $  3,920,106    $  6,475,069
                                                                               =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $    711,278    $    461,546
  Accrued expenses                                                                1,128,363       1,134,388
  Current portion of long-term debt                                                 445,541         939,588
                                                                               -------------   -------------
      Total current liabilities                                                   2,285,182       2,535,522
                                                                               -------------   -------------

Deferred license revenue                                                               --           550,000
                                                                               -------------   -------------


Commitments and contingencies (Note 4)


Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares; Series A
    Convertible; 71,501 and 88,329 shares issued and outstanding
      as of December 31, 1998 and June 30, 1998, respectively;                          715             883
    Series B Convertible; 17,925 and 18,875 shares issued and outstanding
     as of December 31, 1998 and June 30, 1998; respectively;                           179             189
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 5,123,704 and 4,099,623 shares as of
      December 31, 1998 and June 30, 1998, respectively;                             51,237          40,996
  Additional paid-in capital                                                     29,893,798      26,610,101
  Warrants                                                                          573,537         573,537
  Unamortized deferred compensation                                                (409,855)       (516,179)
  Deficit accumulated during development stage                                  (28,474,687)    (23,319,980)
                                                                               -------------   -------------
      Total stockholder's equity                                                  1,634,924       3,389,547
                                                                               -------------   -------------

                                                                               $  3,920,106    $  6,475,069
                                                                               =============   =============

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                                        INCEPTION
                                                                                                                   JANUARY 28, 1986)
                                                                                                                         THROUGH
                                                     THREE MONTHS ENDED DECEMBER 31,  SIX MONTHS ENDED DECEMBER 31,      DECEMBER
                                                            1998           1997           1998            1997           31, 1998
                                                      --------------  -------------   ------------    ------------    -------------
REVENUES:
     Grants and contracts                             $       --      $       --      $       --      $     33,967       3,244,652
     License fees and royalties                            550,000            --           550,000            --         1,234,296
     Product                                                  --              --              --              --           318,917
                                                      -------------   -------------   -------------   -------------    ------------
          Total revenues
                                                           550,000            --           550,000          33,967       4,797,865
                                                      -------------   -------------   -------------   -------------    ------------

OPERATING EXPENSES:
     Research and development                            2,205,272       1,474,070       4,342,863       2,863,848      19,260,970
     General and administrative                            543,174         799,379       1,389,464       1,479,616      11,933,064
     Restructuring charge                                     --              --              --              --           284,000
     Net intangibles write down                               --              --              --              --           259,334
                                                      -------------   -------------   -------------   -------------    ------------
          Total operating expenses
                                                         2,748,446       2,273,449       5,732,327       4,343,464      31,737,368
                                                      -------------   -------------   -------------   -------------    ------------

OTHER INCOME (EXPENSES):
     Interest income                                        25,004         122,879          85,220         268,758         861,379
     Interest expense                                      (23,601)        (48,656)        (57,600)       (124,179)     (1,702,593)
     Placement agent commissions and
          fees on debt offering                               --              --              --              --          (168,970)
     Merger costs                                             --              --              --              --          (525,000)
                                                      -------------   -------------   -------------   -------------    ------------
          Total other (expenses)                             1,403          74,223          27,620         144,579      (1,535,184)
                                                      -------------   -------------   -------------   -------------    ------------

NET LOSS                                                (2,197,043)     (2,199,226)     (5,154,707)     (4,164,918)    (28,474,687)

PREFERRED STOCK DIVIDEND                                      --              --              --              --        (3,121,525)
                                                      -------------   -------------   -------------   -------------    ------------

NET LOSS ATTRIBUTABLE TO COMMON
     STOCKHOLDERS                                     $ (2,197,043)   $ (2,199,226)   $ (5,154,707)   $ (4,164,918)   $(31,596,212)
                                                      =============   =============   =============   =============   =============

Basic and diluted net loss per common share           $      (0.46)   $      (0.72)   $      (1.11)   $      (1.37)   $     (32.59)
                                                      =============   =============   =============   =============   =============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share                   4,745,953       3,044,695       4,624,021       3,038,695         969,462
                                                      =============   =============   =============   =============   =============

          The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            PALATIN TECHNOLOGIES, INC
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Inception
                                                                                           (January 28, 1986)
                                                             Six Months Ended December 31,      Through
                                                                  1998           1997      December 31, 1998
                                                             -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (5,154,707)   $ (4,164,918)   $(28,474,687)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                               115,223          87,918         719,877
      License fee                                                    --              --           500,000
      Interest expense on note payable                               --              --            72,691
      Accrued interest on long-term financing                        --              --           796,038
      Accrued interest on short-term financing                       --              --             7,936
      Intangibles and equipment write down                           --              --           278,318
      Equity and notes payable issued for expenses                   --              --           623,688
      Settlement with consultant                                     --              --           (28,731)
      Deferred revenue                                           (550,000)           --              --
      Amortization of deferred compensation                       435,984         380,147       2,553,677
      Changes in certain operating assets and liabilities:
        Accounts receivable                                          --            84,562            --
        Prepaid expenses and other                                (98,920)        (66,430)       (376,686)
        Intangibles                                                  --           (11,250)       (445,700)
        Accounts payable                                          249,732         (75,285)        710,378
        Accrued expenses                                           (6,025)       (587,599)        668,096
                                                             -------------   -------------   -------------

            Net cash used for operating activities             (5,008,713)     (4,352,855)    (22,395,105)
                                                             -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (17,101)       (821,341)     (2,137,264)
                                                             -------------   -------------   -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                         --              --           302,000
  Payments on notes payable, related party                           --              --          (309,936)
  Proceeds from senior bridge notes payable                          --              --         1,850,000
  Payments on senior bridge notes                                    --              --        (1,850,000)
  Proceeds from notes payable and long term debt                     --              --         1,951,327
  Payments on notes payable and long term debt                   (494,047)       (496,184)     (1,863,834)
  Proceeds from paid-in capital from common
    stock warrants                                                   --              --           100,000
  Proceeds from common stock, stock option
    issuances, net                                              3,161,940           8,435      13,297,419
  Proceeds from preferred stock, net                                 --              --        13,210,326
  Purchase of treasury stock                                         --              --            (1,667)
                                                             -------------   -------------   -------------

            Net cash provided by (used for) financing
                activities                                      2,667,893        (487,749)     26,685,635
                                                             -------------   -------------   -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        (2,357,921)     (5,661,945)      2,153,266

CASH AND CASH EQUIVALENTS, beginning
   of period                                                    4,511,187      12,806,717            --
                                                             -------------   -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                     $  2,153,266    $  7,144,772    $  2,153,266
                                                             =============   =============   =============

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

As shown in the accompanying financial statements, the Company incurred substantial net losses of $5,154,707 for the six months ended December 31, 1998 and has a deficit accumulated during development stage of $28,474,687. The Company anticipates incurring additional operating losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to various technologies. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company expects that its existing capital resources, including funds received in February 1999 (see Note 7), will be adequate to fund the Company's projected operations through May 31, 1999. The Company is actively seeking additional funds through equity or debt financing, strategic alliances with corporate partners and others, and through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. There can be no assurance the Company's efforts will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

(2)        BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1998 and June 30, 1998, and the results of operations for the three and six month periods ended December 31, 1998 and 1997 and for the period from inception (January 28, 1986) to December 31, 1998 and cash flows for the six months ended December 31, 1998 and 1997, and for the period from inception (January 28, 1986) to December 31, 1998. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 1999.

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

Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the six months ended December 31, 1998 and 1997 and for the period from inception (January 28, 1986) through December 31, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 2,228,640 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at December 31, 1998. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

(4)        COMMITMENTS AND CONTINGENCIES:

Consulting Agreements - The Company is obligated under four consulting agreements to make payments totaling $200,800 in fiscal 1999.

Legal Proceedings - The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company.

(5)        STOCKHOLDERS' EQUITY:

On December 31, 1998, the Company sold securities consisting of 287,500 shares of common stock ("Shares"), with each Share including a detachable five-year non-redeemable warrant ("Warrants"), through a private placement to accredited investors for gross proceeds of $1,150,000. Each Warrant entitles the purchaser to purchase one share of common stock at $4.375. The net proceeds of approximately $1,000,000 will be used for working capital and the Company's research and development programs.

(6)        LICENSING FEES  AND ROYALTIES:

The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its termination of a license option agreement with Nihon Medi-Physics ("Nihon"). This $550,000 was previously reported as deferred license revenue. See Part II, Item 5, Other Information.

(7)        SUBSEQUENT EVENTS:

On February 8, 1999, the Company sold securities consisting of 651,750 Shares, with each share including a Warrant entitling the purchaser to purchase one share of common stock at $4.70, through a private placement to accredited investors for gross proceeds of $2,607,000. The net proceeds of approximately $2,350,000 will be used for working capital and the Company's research and development programs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

RESULTS OF OPERATIONS

Three and Six Month Periods Ended December 31, 1998 Compared to Three and Six Month Periods Ended December 31, 1997.

Grants and contracts - There was no revenue from grants and contracts during the three and six month period ended December 31, 1998 and three month period ended December 31, 1997, compared to $33,967 from grants in the six month period ended December 31, 1997. The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its termination of a license option agreement with Nihon Medi-Physics. This $550,000 was previously reported as deferred license revenue. During the six month period ended December 31, 1997, the Company completed its four Phase I grants under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services.

Sales - There was no revenue from the sale of products during the three and six month periods ended December 31, 1998 and December 31, 1997. During the fiscal year ended June 30, 1997, the Company discontinued the manufacture and sale of RhoChek, the sole product sold by the Company, due to insufficient sales.

Research and development - Research and development expenses increased to $2,205,272 for the three month period ended December 31, 1998 compared to $1,474,070 for the three month period ended December 31, 1997, and increased to $4,342,863 for the six month period ended December 31, 1998 compared to $2,863,848 for the six month period ended December 31, 1997. The Company substantially increased research and development spending, primarily relating to development of the Company's LeuTech(TM) product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's PT-14(TM) peptide therapeutic product and MIDAS(TM) metallopeptide technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands clinical trials and manufacturing efforts on the LeuTech product and expands efforts to develop PT-14 and MIDAS technology.

General and administrative - General and administrative expenses decreased to $543,174 for the three month period ended December 31, 1998 compared to $799,379 for the three month period ended December 31, 1997 and expenses decreased to $1,389,464 for the six month period ended December 31, 1998 compared to $1,479,616 for the six month period ended December 31, 1997. The decrease in general and administrative expenses were mainly attributable to the continuous efforts of management to control administrative expenses such as salaries and out-source consulting fees in addition to the aggressive pursuit of price negotiations and discounts.

Interest income - Interest income decreased to $25,004 for the three month period ended December 31, 1998 compared to $122,879 for the three month period ended December 31, 1997 and interest income decreased to $85,220 for the six month period ended December 31, 1998 compared to $268,758 for the six month period ended December 31, 1997. The decrease in interest income is primarily the result of the depletion of funds available for investment purposes and used to fund the Company's operations.

Interest expense - Interest expense decreased to $23,601 for the three month period ended December 31, 1998 compared to $48,656 for the three month period ended December 31, 1997 and interest expense decreased to $57,600 for the six month period ended December 31, 1998 compared to $124,179 for the six month period ended December 31, 1997. The decrease in interest expense is due to the repayment by the Company of a portion of outstanding principal on long-term debt provided by Phoenixcor.

Net loss - Net loss increased to $2,197,043 and $5,154,707 for the three and six month periods ended December 31, 1998 compared to $2,199,226 and $4,164,918 for the three and six month periods ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has incurred net operating losses and as of December 31, 1998, had a deficit accumulated during development stage of $28,474,687. The Company has financed its net operating losses through December 31, 1998 by a series of debt and equity financings. At December 31, 1998, the Company had cash and cash equivalents of $2,153,266.

For the six months ended December 31, 1998, the net decrease in cash amounted to $2,357,921. Cash used for operating activities was $5,008,713, net cash used for investing activities was $17,101 and cash provided by financing activities was $2,667,893.

In the six months ended December 31, 1998, the Company completed private placements totaling 651,136 shares of common stock of the Company, together with detachable, five-year non-redeemable warrants to purchase an additional 287,500 shares of common stock at $4.375, for gross proceeds of $3,150,000 and net proceeds of approximately $3,000,000. The net proceeds will be used for working capital and the Company's research and development of the LeuTech product and an oral dosage form of PT-14.

On February 8, 1999, the Company sold securities consisting of 651,750 shares of common stock and detachable, five-year non-redeemable warrants to purchase an additional 651,750 shares of common stock at $4.70. The Company realized gross proceeds of $2,607,000 and net proceeds of approximately $2,350,000. The net proceeds will be used for working capital and the Company's research and development programs.

On December 29, 1998, the Company and Nihon terminated the existing license option agreement between them, and entered into a letter of intent relating to development of diagnostic and therapeutic radiopharmaceutical products based on the Company's MIDAS peptide technology. The letter provides for certain up-front payments, together with certain milestone-based payments to be made at later dates. The Company anticipates entering into a definitive agreement in the first quarter of 1999. There can be no assurance that the Company and Nihon will ever enter into a definitive agreement, that additional payments provided for in the agreement will be made, or that a strategic alliance between the Company and Nihon will result in the development or commercialization of any product.

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

The Company expects to continue actively searching for certain products and technologies to license or acquire in the future and corporate partnerships, depending on the financial resources of the Company. If the Company is successful in identifying a product or technology for acquisition, substantial funds may be required for such acquisition and subsequent development or commercialization. There can be no assurance that any acquisition will be consummated in the future.

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

The Company expects that its existing capital resources will be adequate to fund the Company's projected operations through May 31, 1999. The Company is actively seeking additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. There can be no assurance the Company's efforts will be successful. If adequate funds are not available, the Company may be required to delay, scale back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its technologies, product candidates, products or potential markets. If adequate funds are not available, the Company's business, financial condition and results of operations will be materially and adversely affected.

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

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company is in the process of conducting a review of all hardware and software throughout the organization. With this review the Company will be better able to measure the scope of effort needed to ensure that all departmental operations will continue to function as of January 1, 2000. With approximately 20 stand-alone personal computers the Company believes that it does not have significant year 2000 issues related to its computerized information systems. This review is expected to be completed during 1999.

In addition, it is also possible that certain computer systems or software products of the Company's suppliers and contractors may not be year 2000 compatible. Since the Company is not heavily dependent on any particular software package or vendor in its operations, the Company's assessment of these year 2000 issues related to its suppliers and contractors is minimal.

The Company currently believes that costs of addressing these issues will not have a material adverse impact on the Company's financial position and plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

None.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

As of December 31, 1998, the Company sold securities consisting of 287,500 shares of unregistered common stock ("Shares"), with each Share including a detachable five-year non-redeemable warrant ("Warrants"), through a private placement, for gross proceeds of $1,150,000. Each Warrant entitles the purchaser to purchase one share of common stock at $4.375 per share. The Company paid commissions of $92,000 in connection with the sale of the securities. The net proceeds of the offering, approximately $1,000,000, will be used for working capital and the Company's research and development prog.rams. The securities were sold to accredited investors, pursuant to Rule 506 of Regulation D ("Regulation D") promulgated under the Securities Act of 1933, as amended ("Securities Act"). The investors represented to the Company that they were purchasing the securities on their own account for investment and not with a view toward resale or distribution to others. The certificates representing the Shares and Warrants bear restrictive legends. The Company has agreed to undertake to file a registration statement under the Securities Act, registering the Shares and common stock underlying the Warrants.

As of February 8, 1999 (the final closing of the private placement), the Company sold securities consisting of 651,750 Shares with Warrants, with the Warrants exercisable at $4.70 per share, for gross proceeds of $2,607,000. The Company paid commissions of $222,000 and agreed to issue warrants to purchase 51,000 shares of common stock at $5.17 per share in connection with the sale of the securities. The net proceeds of the offering, approximately $2,350,000, will be used for working capital and the Company's research and development programs. The securities were sold to accredited investors, pursuant to Regulation D. The investors represented to the Company that they were purchasing the securities on their own account for investment and not with a view toward resale or distribution to others. The certificates representing the Shares and Warrants bear restrictive legends. The Company has agreed to undertake to file a registration statement under the Securities Act, registering the Shares and common stock underlying the Warrants.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.    OTHER INFORMATION.

On December 2, 1998, the Company announced that Charles L. Putnam, 45, and Robert K. deVeer, Jr., 52, had been appointed to its Board of Directors, increasing the size of the Board to eight. Mr. Putnam is an Executive Vice President and Chief Operating Officer of the Company. Mr. deVeer is currently President of deVeer Capital. From 1973 to 1995, Mr. deVeer was with CS First Boston of New York, holding positions including Managing Director, Head of Project Finance, Head of Industrials and Head of Natural Resources, and a member of the Investment Banking Committee. Mr. deVeer received a B.A. degree in Economics from Yale University and an M.B.A. in finance from Stanford University.

On December 29, 1998, the Company announced that its license option agreement with Nihon had been terminated based on the determination of the Company and Nihon to change the development emphasis under the license option agreement. The Company also announced that a letter of intent was entered into with Nihon relating to development of diagnostic and therapeutic radiopharmaceutical products, as described in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operation.

On February 4, 1999, the Company announced that it had initiated Phase 2 clinical trials of its LeuTech infection imaging agent for diagnosis of bone infections known as osteomyelitis at four sites in the United States.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (A)   EXHIBITS

           10.40     Form of Warrant dated as of December 31, 1998.

           10.41 Form of Purchase Agreement and Amendment No. 1 dated as of December 31, 1998.

           10.42 Form of Registration Rights Agreement dated as of December 31, 1998.

           27.1      Financial Data Schedule

           (B)   REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the three months ended December 31, 1998.


                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PALATIN TECHNOLOGIES, INC.
                                             (Registrant)

                                             /s/ Edward J. Quilty
                                             ----------------------------
Date: February 16, 1998                      Edward J. Quilty
                                             Chairman of the Board
                                             and Chief Executive Officer


                                             /s/ Stephen T. Wills
                                             ----------------------------
Date: February 16, 1998                      Stephen T. Wills
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)