Form 10QSB
period 1999-03-31
PALATIN TECHNOLOGIES INC
filed 1999-05-17
CIK 911216

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 14, 1999, 6,815,157 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]      No  [X]

================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          CONSOLIDATED BALANCE SHEETS -- As of March 31, 1999
          and June 30, 1998..............................................Page  3

          CONSOLIDATED STATEMENTS OF OPERATIONS --
          For the Three and Nine Months Ended March 31, 1999 and
          March 31, 1998 and the Period from January 28, 1986
          (Commencement of Operations) through March 31, 1999............Page  4

          CONSOLIDATED STATEMENTS OF CASH FLOWS --
          For the Nine Months Ended March 31, 1999 and March 31,
          1998 and the Period From January 28, 1986 (Commencement
          of Operations) through March 31, 1999..........................Page  5

     Notes to Consolidated Financial Statements...........................Page 6


     Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................Page  8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings...........................................Page 11

     Item 2. Changes in Securities and Use of Proceeds...................Page 11

     Item 3. Defaults Upon Senior Securities.............................Page 11

     Item 4. Submission of Matters to a Vote of Security Holders.........Page 11

     Item 5. Other Information...........................................Page 11

     Item 6. Exhibits and Reports on Form 8-K............................Page 11

Signatures.............................................................. Page 12

PART I - FINANCIAL INFORMATION
------------------------------
ITEM 1.        FINANCIAL STATEMENTS

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                          MARCH 31, 1999        JUNE 30, 1998
                                                                        -----------------    -----------------
ASSETS
Current assets:
  Cash and cash equivalents, including restricted cash of $185,000            $3,887,567           $4,511,187
  Prepaid expenses and other                                                     165,010              277,765
                                                                        -----------------    -----------------
      Total current assets                                                     4,052,577            4,788,952

Fixed assets, net of accumulated depreciation and amortization
  of  $620,862 and $454,705, respectively                                      1,487,562            1,610,117
Intangibles, net of accumulated amortization of $124,694 and
  $116,247, respectively                                                          67,553               76,000
                                                                        -----------------    ------------------
                                                                              $5,607,692           $6,475,069
                                                                        =================    ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                            $1,443,152             $461,546
  Accrued expenses                                                               744,298            1,134,388
  Current portion of long-term debt                                              182,077              939,588
                                                                        -----------------    ------------------
      Total current liabilities                                                2,369,527            2,535,522
                                                                        -----------------    ------------------

Deferred license revenue                                                               -              550,000
                                                                        -----------------    -----------------


Commitments and contingencies


Stockholders' equity:
 Preferred stock of $.01 par value - authorized 10,000,000 shares;
  Series A Convertible; 58,098 and 88,329 shares issued and outstanding
   as of March 31, 1999 and June 30, 1998, respectively;                             581                  883
  Series B Convertible; 16,425 and 18,875 shares issued and outstanding
   as of March 31, 1999 and June 30, 1998; respectively;                             164                  189
  Common stock of $.01 par value - authorized 75,000,000 shares;
   Issued and outstanding 6,618,976 and 4,099,623 shares as of
    March 31, 1999 and June 30, 1998, respectively;                               66,190               40,996
  Additional paid-in capital                                                  34,403,255           26,610,101
  Warrants                                                                       573,537              573,537
  Unamortized deferred compensation                                             (359,855)            (516,179)
  Deficit accumulated during development stage                               (31,445,707)         (23,319,980)
                                                                        -----------------    -----------------
      Total stockholder's equity                                               3,238,165            3,389,547
                                                                        -----------------    -----------------
                                                                              $5,607,692           $6,475,069
                                                                        =================    =================


The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                                      INCEPTION
                                                                                                  (JANUARY 28, 1986)
                                  THREE MONTHS ENDED MARCH 31,       NINE MONTHS ENDED MARCH 31,        THROUGH
                                      1999            1998             1999             1998        MARCH 31, 1999
                                 ------------     ------------     ------------     ------------    --------------
REVENUES:

 Grants and contracts            $    59,977      $         -      $    59,977      $    33,967     $  3,304,629


 License fees and royalties                -                -          550,000                -        1,234,296

 Product                                   -                -                -                -          318,917
                                 ------------     ------------     ------------     ------------    -------------

      Total revenues                  59,977                -          609,977           33,967        4,857,842
                                 ------------     ------------     ------------     ------------    -------------

OPERATING EXPENSES:

 Research and development          2,472,449        1,814,572        6,815,312        4,678,421       21,733,419

 General and administrative          578,773          646,109        1,968,237        2,125,718       12,511,837

 Restructuring charge                      -                -                -                -          284,000

 Net intangibles write down                -                -                -                -          259,334
                                 ------------     ------------     ------------     ------------    -------------
      Total operating expenses     3,051,222        2,460,681        8,783,549        6,804,139       34,788,590
                                 ------------     ------------     ------------     ------------    -------------

OTHER INCOME (EXPENSES):
 Interest income                      32,748           78,717          117,968          347,475          894,127

 Interest expense                    (12,523)         (53,937)         (70,123)        (178,116)      (1,715,116)

 Placement agent commissions
  and fees on debt offering                -                -                -                -         (168,970)

 Merger costs                              -                -                -                -         (525,000)
                                 ------------     ------------     ------------     ------------    -------------
      Total other (expenses)          20,225           24,780           47,845          169,359       (1,514,959)
                                 ------------     ------------     ------------     ------------    -------------

NET LOSS                          (2,971,020)      (2,435,901)      (8,125,727)      (6,600,813)     (31,445,707)

PREFERRED STOCK DIVIDEND                   -                -                -                -       (3,121,525)
                                 ------------     ------------     ------------     ------------    -------------

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS             $(2,971,020)     $(2,435,901)     $(8,125,727)     $(6,600,813)    $(34,567,232)
                                 ============     ============     ============     ============    =============


Basic and diluted net loss
 per common share                $     (0.53)     $     (0.77)     $     (1.64)     $     (2.14)    $     (32.32)
                                 ============     ============     ============     ============    =============

Weighted average number of
 common shares outstanding
 used in computing basic and
 diluted net loss per common
 share                             5,646,652        3,181,222        4,959,922        3,085,511        1,069,688
                                 ============     ============     ============     ============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                            PALATIN TECHNOLOGIES, INC
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                    Inception
                                                                                                (January 28, 1986)
                                                                Nine Months Ended March 31,           Through
                                                                   1999              1998         March 31, 1999
                                                              -------------     -------------     --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $(8,125,727)      $(6,600,813)     $(31,445,707)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Depreciation and amortization                                  174,604           148,228           779,258
    License fee                                                          -                 -           500,000
    Interest expense on note payable                                     -                 -            72,691
    Accrued interest on long-term financing                              -                 -           796,038
    Accrued interest on short-term financing                             -                 -             7,936
    Intangibles and equipment write down                                 -                 -           278,318
    Equity and notes payable issued for expenses                         -                 -           623,688
    Settlement with consultant                                           -                 -           (28,731)
    Deferred revenue                                              (550,000)                -                 -
    Amortization of deferred compensation                          485,985           941,825         2,603,677
    Changes in certain operating assets and liabilities:
     Accounts receivable                                                 -            84,562                 -
     Prepaid expenses and other                                    112,755          (26,687)         (165,011)
     Intangibles                                                         -           (11,725)         (445,700)
     Accounts payable                                              981,606            226,822        1,442,252
     Accrued expenses                                             (390,090)         (665,478)          284,031
                                                             --------------     -------------     -------------

         Net cash used for operating activities                 (7,310,867)       (5,903,266)      (24,697,260)
                                                             --------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (43,602)         (887,871)       (2,163,764)
                                                             --------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                             -                 -           302,000
  Payments on notes payable, related party                               -                 -          (302,000)
  Proceeds from senior bridge notes payable                              -                 -         1,850,000
  Payments on senior bridge notes payable                                -                 -        (1,850,000)
  Proceeds from notes payable and long term debt                         -                 -         1,951,327
  Payments on notes payable and long term debt                    (757,511)         (718,009)       (1,769,250)
  Proceeds from paid-in capital from common
    stock warrants                                                       -                 -           100,000
  Proceeds from common stock, stock option
    issuances, net                                               7,488,360             9,241        17,257,855
  Proceeds from preferred stock, net                                     -                 -        13,210,326
  Purchase of treasury stock                                             -                 -            (1,667)
                                                              -------------     -------------     -------------

         Net cash provided by (used for) financing activities    6,730,849          (708,768)       30,748,591
                                                              -------------     -------------     -------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                           (623,620)       (7,499,905)        3,887,567

CASH AND CASH EQUIVALENTS, beginning
   of period                                                     4,511,187        12,806,717                 -
                                                              -------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period                        $3,887,567        $5,306,812        $3,887,567
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

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             Notes to Consolidated Financial Statements (Unaudited)

(1)        ORGANIZATION ACTIVITIES:

Nature of Business - Palatin Technologies, Inc. ("Palatin" or the "Company") is a development stage enterprise dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody and radiopharmaceutical technologies.

Business Risk and Liquidity - The Company's accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and the satisfaction of liabilities in the normal course of business.

As shown in the accompanying financial statements, the Company incurred substantial net losses of $8,125,727 for the nine months ended March 31, 1999 and has a deficit accumulated during development stage of $31,445,707 as of March 31, 1999. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of when expenses are incurred. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company expects that its existing capital resources, including funds received in February, March and May 1999 (see Notes 5 and 7), will be adequate to fund the Company's projected operations into the quarter ending September 30, 1999. The Company is actively seeking additional funds through equity or debt financing, strategic alliances with corporate partners and others, and through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. There can be no assurance the Company's efforts will be successful. If adequate funds are not available when needed, the Company may be forced to cease operating, or cut back on one or more of the Company's research and development programs.

(2)        BASIS OF PRESENTATION:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and June 30, 1998, and the results of operations for the three and nine month periods ended March 31, 1999 and 1998 and for the period from inception (January 28, 1996) to March 31, 1999 and cash flows for the nine months ended March 31, 1999 and 1998, and for the period from inception (January 28, 1986) to March 31, 1999. The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 1999.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended June 30, 1998 and 1997 and the ten months ended June 30, 1996, filed with the Company's Form 10-KSB for the fiscal year ended June 30, 1998.

(3)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation - The consolidated financial statements include the accounts of Palatin and its wholly-owned subsidiary, RhoMed Incorporated ("RhoMed"). The remaining subsidiary of Palatin - Interfilm Technologies, Inc., is inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents - For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and highly liquid investments purchased with an original maturity of three months or less.

Revenue Recognition - Grant and contract revenues are recognized as services are provided. License and royalty revenues are recognized when earned. Product revenues are recognized upon shipment.

Research and Development Costs - The costs of research and development activities are expensed as incurred.

Net Loss per Common Share - Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the nine months ended March 31, 1999 and 1998 and for the period from inception (January 28, 1986) through March 31, 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 3,811,166 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at March 31, 1999. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

(4)         COMMITMENTS AND CONTINGENCIES:

Legal Proceedings - The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company.

(5)        STOCKHOLDERS' EQUITY:

In February 1999, the Company sold in a private placement, 651,750 shares of its $.01 par value common stock, at $4.00 per share and 651,750 detachable five-year non-redeemable warrants. Each warrant is exercisable for one share of common stock at an exercise price of $4.70. The Company received net proceeds of approximately $2,350,000, which is being used for working capital and research and development programs.

At various times in March 1999, the Company sold in a private placement, an aggregate of 514,215 shares of its $.01 par value common stock, and 565,629 detachable five-year non-redeemable warrants. Each warrant is exercisable for one share of common stock at an exercise price equal to the per share common stock purchase price. The common stock purchase price, which was based on the average closing bid price for the five business days immediately prior to the respective closing dates, ranged from $4.48 per share to $5.06 per share. The private placement was terminated on April 30, 1999. The Company received net proceeds of approximately $2,044,000, which is being used for working capital and research and development programs.

 (6)   LICENSING FEES  AND ROYALTIES:

The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its license option agreement with Nihon Medi-Physics Ltd. ("Nihon"). This $550,000 which was previously reported as deferred license revenue, was reclassified pursuant to a determination by both Nihon and the Company to change the development emphasis; that shift led to the signing of a new letter of intent. The letter provides for certain up-front payments, together with certain milestone-based payments at later dates.

 (7)   SUBSEQUENT EVENTS:

On May 13, 1999, the Company received $2,000,000 pursuant to a subordinated non-negotiable promissory note ("Note"). Principal and interest, accrued at 9% per annum, is due by December 31, 2000. The Note is secured by the assets of the Company.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this Form 10-QSB. Unless otherwise indicated herein, all references to the Company include Palatin and its wholly-owned subsidiary, RhoMed.

Certain statements in this Form 10-QSB contain "forward-looking statements". Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements express or implied by such forward looking statements. When used in this Form 10-QSB, statements that are not statements of historical fact may be deemed to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-QSB. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events

The Company's business is subject to significant risks, including the uncertainties associated with product development of pharmaceutical products, problems or delays with clinical trials, failure to receive or delays in receiving regulatory approval, lack of enforceability of patents and proprietary rights, manufacturing capacity, industry trends, competition, material costs and availability, changes in business strategy or development plans, quality of management, availability of capital, availability of qualified personnel, the effect of government regulation, the possible effect of Year 2000 issues and other risks detailed in the Company's Commission filings, including the Company's Form 10-KSB for the year ended June 30, 1998. The Company expects to incur substantial operating losses over the next several years due to continuing expenses associated with its research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may also fluctuate from quarter to quarter as a result of differences in the timing of when expenses are incurred.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended March 31, 1999 Compared to Three and Nine Month Periods Ended March 31, 1998.

Grants and contracts - During the three and nine month periods ended March 31, 1999, the Company recognized $59,977 as revenue under the Small Business Technology Transfer program,("SBTT") of the Department of Health and Human Services. Grant revenue under the Small Business Innovative Research program,("SBIR") of the Department of Health and Human Services was $33,967 for the nine month period ended March 31, 1998. In addition, the Company recognized $550,000 in license fees as revenue during the nine months ended March 31, 1999 related to its termination of a license option agreement with Nihon. This $550,000 was previously reported as deferred license revenue.

Research and development - Research and development expenses increased to $2,472,449 for the three month period ended March 31, 1999 compared to $1,814,572 for the three month period ended March 31, 1998, and increased to $6,815,312 for the nine month period ended March 31, 1999 compared to $4,678,421 for the nine month period ended March 31, 1998. The Company substantially increased research and development spending, primarily relating to development of the LeuTech(TM) product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on the Company's PT-14(TM) peptide therapeutic product and MIDAS(TM) technology. The Company expects research and development expenses to continue to increase in future quarters as the Company expands research and manufacturing efforts on the LeuTech product and expands efforts to develop PT-14 and MIDAS technology.

General and administrative - General and administrative expenses decreased to $578,773 for the three month period ended March 31, 1999 compared to $646,109 for the three month period ended March 31, 1998 and expenses decreased to $1,968,237 for the nine month period ended March 31, 1999 compared to $2,125,718 for the nine month period ended March 31, 1998. The decrease in general and administrative expenses is mainly attributable to the decrease in amortization expense of options issued to consultants and the value of options granted at exercise prices below the then current market price of the Company's common stock. In addition, the decrease resulted from the continued efforts of management to control administrative expenses such as salaries and consulting fees in addition to the aggressive pursuit of price negotiations and discounts.

Interest income - Interest income decreased to $32,748 and $117,968 respectively for the three and nine month periods ended March 31, 1999 compared to $78,717 and $347,475 respectively for the three and nine month periods ended March 31, 1998. The decrease in interest income is primarily the result of the depletion of funds available for investment purposes and used to fund the Company's operations.

Interest expense - Interest expense decreased to $12,523 and $70,123 respectively for the three and nine month periods ended March 31, 1999 compared to $53,937 and $178,116 respectively for the three and nine month periods ended March 31, 1998. The decrease in interest expense is due to the repayment by the Company of a portion of outstanding principal on long-term debt.

Net loss - Net loss increased to $2,971,020 and $8,125,727 respectively for the three and nine month periods ended March 31, 1999 compared to $2,435,901 and $6,600,813 respectively for the three and nine month periods ended March 31, 1998. The increases are attributable to the factors discussed above under "Results of Operations".

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has incurred net operating losses and, as of March 31, 1999, had an accumulated deficit during development stage of $31,445,707. The Company has financed its net operating losses through March 31, 1999 by a series of debt and equity financings. At March 31, 1999, the Company had cash and cash equivalents of $3,887,567.

For the nine months ended March 31, 1999, the net decrease in cash amounted to $623,620. Cash used for operating activities was $7,310,867, net cash used for investing activities was $43,602 and cash provided by financing activities was $6,730,849.

The Company's monthly payments on long-term debt are $91,695, representing payment of current interest and principal. The final monthly payment is scheduled to be made in May 1999.

In February 1999, the Company was awarded two new SBIR grants by the Department of Health and Human Services. The grants are for the development of the Company's MIDAS technology and consist of a Phase 1 for approximately $100,000 and a Phase 2 for approximately $750,000. The Phase 1 grant will fund the initial work on a treatment for obesity based on the Company's proprietary MIDAS drug discovery technology. The Phase 2 grant will fund the completion of the preclinical and initial clinical work of a MIDAS based imaging agent. The basis for the Phase 2 grant approval was work done using the Company's proprietary MIDAS drug development technology funded by a Phase 1 grant received in 1998.

In the nine months ended March 31, 1999, the Company sold in private placements, an aggregate of 1,817,101 shares of its $.01 par value common stock, and 1,504,879 detachable five-year non-redeemable warrants. Each warrant is exercisable for one share of common stock at prices ranging from $4.375 to $5.06. The Company received net proceeds of approximately $7,500,000. The net proceeds are being used for working capital and the Company's research and development programs.

On May 13, 1999, the Company received $2,000,000 pursuant to a Note. Principal and interest, accrued at 9% per annum, is due by December 31, 2000. The Note is secured by the assets of the Company.

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

The Company expects that its existing capital resources, including funds received in February, March and May 1999, will be adequate to fund the Company's projected operations into the quarter ending September 30, 1999. The Company is actively seeking additional funds through equity or debt financing, strategic alliances with corporate partners and others, and through other sources. Based on the Company's historical ability to raise capital and current market conditions, the Company believes financing alternatives are available. There can be no assurance the Company's efforts will be successful. If adequate funds are not available when needed, the Company may be forced to cease operating, or cut back on one or more of the Company's research and development programs.

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

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The Company is in the process of conducting a review of all hardware and software throughout the organization. With this review the Company will be better able to measure the scope of effort needed to ensure that all departmental operations will continue to function as of January 1, 2000. With approximately 25 stand-alone personal computers the Company believes that it does not have significant year 2000 issues related to its computerized information systems. This review is expected to be completed during 1999.

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


                           PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS.

None.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

In February 1999, the Company sold in a private placement 651,750 shares of its $.01 par value common stock, at $4.00 per share and 651,750 detachable five-year non-redeemable warrants. Each Warrant is exercisable for one share of common stock at an exercise price of $4.70. The Company received net proceeds of approximately $2,350,000, which is being used for working capital and research and development programs. The private placement was made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The investors represented to the Company that they were purchasing the securities on their own account for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends.

In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of $294,130 in cash and agreed to issue five-year warrants to purchase an aggregate of 194,600 shares of common stock at $4.70. The warrants were sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

At various times in March 1999, the Company sold in a private placement, an aggregate of 514,215 shares of its $.01 par value common stock and 565,629 detachable five-year non-redeemable warrants. Each Warrant is exercisable for one share of common stock at an exercise price equal to the per share common stock purchase price. The common stock purchase price, which was based on the average closing bid price for the five business days immediately prior to the respective closing dates, ranged from $4.48 per share to $5.06 per share. The Company received net proceeds of approximately $2,044,000, which is being used for working capital and research and development programs. The private placement, which terminated on April 30, 1999, was made to accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The investors represented to the Company that they were purchasing the securities on their own account for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. The Company has agreed to undertake to file a registration statement under the Securities Act, registering the shares of common stock and the common stock underlying the warrants.

In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of $222,370 in cash and agreed to issue five-year warrants to purchase an aggregate of 114,075 shares of common stock at not less than the exercise prices of the warrants sold in the private placement. The warrants were sold pursuant to the exemption from registration provided by section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.        OTHER INFORMATION.

On March 17, 1999, the Company announced the completion of patient enrollment in the Phase 3 trial of LeuTech, its kit-packaged radiolabeled infection imaging system. The trials are specific for difficult-to-diagnose appendicitis, of which about 250,000 cases occur each year in the United States. The Company will meet with the FDA during the third week of May to review study results and discuss the LeuTech Biologics

License Application (BLA), which is planned for July.

On May 13, 1999, the Company received $2,000,000 pursuant to a Note. Principal and interest, accrued at 9% per annum, is due by December 31, 2000. The Note is secured by the assets of the Company.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (A)   EXHIBITS

           27.1     Financial Data Schedule

           (B)   REPORTS ON FORM 8-K

           The Company filed no reports on Form 8-K during the three months ended March 31, 1999.




                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Palatin Technologies, Inc.
                                   (Registrant)


                                   /s/ Edward J. Quilty
                                   ----------------------------
Date: May 17, 1999                 Edward J. Quilty
                                   Chairman of the Board
                                   and Chief Executive Officer


                                   /s/ Stephen T. Wills
                                   ----------------------------
Date: May 17, 1999                 Stephen T. Wills
                                   Vice President and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)