Form 10KSB
period 1999-06-30
PALATIN TECHNOLOGIES INC
filed 1999-09-28
CIK 911216

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

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

         214 Carnegie Center, Suite 100
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or by any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its fiscal year ended June 30, 1999 were $609,977.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 27, 1999, was $22,334,357.

As of September 27, 1999, 7,240,329 shares of the registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference:  not applicable

Transitional Small Business Disclosure Format (check one):  Yes       No  X

                                TABLE OF CONTENTS



                                     PART I

                                                                            Page

Item  1.  Description of Business                                             1

Item  2.  Description of Property                                            15

Item  3.  Legal Proceedings                                                  15

Item  4.  Submission of Matters to a Vote of Security Holders                15



                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters           16

Item  6.  Management's Discussion and Analysis or Plan of Operations         18

Item  7.  Financial Statements                                               22

Item  8.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                   22


                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act          22

Item 10.  Executive Compensation                                             25

Item 11.  Security Ownership of Certain Beneficial Owners and Management     32

Item 12.  Certain Relationships and Related Transactions                     36

Item 13.  Exhibits and Reports on Form 8-K                                   37



Signatures                                                                   41



Financial Statements                                                        F-1

         PART I

Forward-looking statements

     We make forward-looking statements in this report and the documents we incorporate by reference. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this prospectus and in the documents we incorporate by reference. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

Item 1.  Description of Business.

Overview

     We are in the early stages of developing pharmaceutical products and technologies. We are concentrating our efforts on the following:

     o LeuTech(TM), a diagnostic imaging product used to image and locate the site of infection or inflammation within the body. We have completed clinical trials with LeuTech for the diagnosis of appendicitis and expect to file an application with the United States Food and Drug Administration for approval to market LeuTech for diagnosis of appendicitis in the last quarter of 1999. We are conducting additional clinical trials with LeuTech to diagnose bone infections and infections of prostheses, or artificial body parts. We believe that LeuTech can also be used to diagnose a wide range of other infections, including infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract infections.

     o PT-14, a drug to treat sexual dysfunction, primarily male erectile dysfunction. PT-14 is a stabilized peptide that works like a natural hormone. A peptide is a short chain of amino acids. PT-14 is in the early stages of clinical trials.

     o MIDAS(TM), a peptide technology which may be useful to develop drugs to treat diseases or for diagnostic imaging. We are engaged in research and development of this technology to diagnose infections and to treat obesity, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

Products and technologies in research and development

     LeuTech. The LeuTech kit system, which uses our direct radiolabeling technology, is a mouse monoclonal antibody-based product. LeuTech has been formulated as a lyophilized, or freeze-dried, kit containing the modified antibody and reagents required for the radiolabeling process. Prior to use, LeuTech will be labeled with technetium-99m by a radiopharmacy or by a hospital's nuclear medicine department. After labeling, LeuTech is administered to the patient by intravenous injection, and rapidly binds to white blood cells present at the site of the infection or circulating in the blood stream. Using LeuTech, physicians can take a definitive image within 90 minutes of administration, permitting rapid imaging and detection of the site of infection.

     Examples of typical occult abscesses include infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract abscesses, as well as bone, prosthetic and other abscesses. As part of the body's immune response to an infection, large numbers of white blood cells migrate to and collect at the site of the infection. The concentration of white blood cells at the site of the infection can be used as the basis of detection. By using an agent such as LeuTech, which "tags" or labels the white blood cells with radioactivity, the site of the infection can be readily detected using a gamma camera.

     The most specific procedure currently available for the nuclear medicine imaging of sites of infection involves white blood cells labeled with radioactivity outside of the patient's body. This white blood cell labeling procedure begins with the removal of blood from the patient, isolating white blood cells from the patient's blood, radiolabeling the white blood cells and injecting the radiolabeled white blood cells back into the patient. The radiolabeled white blood cells then localize at the site of the infection, and can be detected using a gamma camera. This procedure is expensive, involves risks to patients and technicians associated with blood handling, and generally takes between eight and twelve hours to generate a diagnostically useful image.

     In order to understand the process of drug testing and approval, it is helpful to be familiar with the following terminology of clinical trial phases and FDA applications:

     Preclinical testing: animal trials to evaluate toxicity.

     Phase 1: clinical tests on patients to evaluate drug safety.

     Phase 2: clinical tests on patients to evaluate drug effectiveness.

     Phase 3: clinical tests on patients to evaluate drug safety, dosage and effectiveness.

     Investigational new drug application: report on preclinical and clinical testing, with manufacturing and labeling information.

     Biologics license application: application for FDA approval for sale of a product classified as a biologic.

     New drug application: application for FDA approval for sale of a product classified as a drug.

We submitted an investigational new drug application to the FDA on LeuTech for diagnosis of appendicitis, and we have completed Phase 1, 2 and 3 clinical trials.

     Our Phase 1 clinical trial tested the safety and biodistribution of LeuTech. In that study, LeuTech was administered to 10 healthy volunteers who were monitored for adverse events. The results showed that there were no significant safety concerns associated with LeuTech administration.

     In our Phase 2 clinical trial, we evaluated LeuTech for its ability to diagnose equivocal appendicitis. The Phase 2 clinical trial enrolled 56 patients with a preliminary diagnosis of equivocal appendicitis at two medical centers. In the study, the commercial preparation of LeuTech demonstrated 88% accuracy and 100% sensitivity in the diagnosis of equivocal appendicitis.

     In July 1998, we met with representatives of the FDA to discuss the LeuTech Phase 2 clinical results and to discuss the LeuTech Phase 3 clinical trials protocol. As a result of this meeting, we submitted a Phase 3 protocol and began Phase 3 clinical trials for the diagnosis of equivocal appendicitis in September 1998. We completed Phase 3 clinical trials in the spring of 1999.

     In May 1999, we met with representatives of the FDA to discuss the LeuTech Phase 3 clinical results and to discuss filing a biologics license application for approval to market LeuTech for diagnosis of equivocal appendicitis. We are preparing the biologics license application, which we expect to file in the 1999.

     We have conducted small-scale LeuTech trials in other infectious indications. We have obtained LeuTech images in indications such as osteomyelitis, abdominal abscesses, and pulmonary infections. In many cases, researchers were able to obtain LeuTech diagnostic images in under one hour. We commenced Phase 2 clinical trials in February 1999 for detection of osteomyelitis and intend to commence Phase 2 clinical trials in the coming year for osteomyelitis in infected prostheses, osteomyelitis in diabetic mid- and hind-foot ulcers, occult abscesses, pediatric doses in equivocal appendicitis as well as safety studies on the risks of repeat doses in the presence of human anti-mouse antigens.

     Strategic collaboration agreement with Mallinckrodt, Inc. As of August 17, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop, manufacture, market and sell LeuTech. Under the terms of the agreement,
Mallinckrodt:

     o received an exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech and paid a licensing fee of $500,000;

     o agreed to make milestone payments totaling $10,000,000 upon FDA approval of the first LeuTech indication and upon the attainment of certain sales goals following product launch;

     o agreed to reimburse Palatin for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;

     o agreed to pay to Palatin a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;

     o purchased 700,000 restricted shares of Palatin's non-voting Series C convertible preferred stock for $13,000,000;

     o agreed that the Series C convertible preferred stock purchased by them would be convertible after five years, or earlier upon the occurrence of a change in control in Palatin (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights;

     o agreed to the oversight of LeuTech development and marketing activities by a joint steering committee, comprised of equal numbers of representatives to be appointed by each of Palatin and Mallinckrodt;

     o agreed to the potential termination of the agreement by either party in the event of material breach or nonpayment by the other party and the expiration of the agreement after the commercial sale of LeuTech ceases;

     o agreed that if the agreement was validly terminated by Palatin before its expiration due to a material breach or nonpayment by Mallinckrodt, then, among other things, all licenses granted to Mallinckrodt will be terminated, Mallinckrodt will assign to Palatin any interest they may have in any trademarks used to market LeuTech as well as any regulatory filings they may have made in connection with LeuTech and Mallinckrodt will continue to pay Palatin royalty on the sale of any inventory they may have the right to dispose of; and

     o agreed that if the agreement was validly terminated by Mallinckrodt before its expiration due to a material breach or nonpayment by Palatin, then, among other things, all licenses granted to Mallinckrodt under the terms of the agreement will be considered exclusive and irrevocable, Palatin shall transfer to Mallinckrodt all contractual and intellectual property rights necessary for the production of LeuTech in quantities sufficient to meet Mallinckrodt's needs, and Mallinckrodt shall continue to pay Palatin royalty on all sales of LeuTech.


     PT-14. PT-14 is a stabilized peptide analog of the natural hormone alpha-MSH. We are developing it for the treatment of male erectile dysfunction. We believe that PT-14 will be different from currently available treatments for male erectile dysfunction because its mechanism of action is through receptors found in the brain, as compared to a direct effect on blood flow to the penis. PT-14 may be useful in treating patients who do not respond well to current therapies. In a double-blind clinical study using PT-14 conducted under an investigational new drug application submitted to the FDA and held in the name of an investigator at the University of Arizona, eight out of ten men achieved clinically significant erectile response. We intend to further evaluate PT-14 for male erectile dysfunction in a larger patient population. The Phase 2 clinical trial, which we expect to begin in the fall of 1999, will enroll 45 new subjects. In addition, we will also support a study of ten men whose prostates have been surgically removed. We expect to conduct that study in the fall of 1999.

     We have entered into an exclusive royalty-bearing license agreement with Competitive Technologies, Inc. to develop and market PT-14. PT-14 is currently administered as a non-penile subcutaneous injection. We have initiated development efforts on an oral delivery formulation of PT-14. In March 1998, we entered into a license and development agreement with TheraTech, Inc., which included a license to some patents owned by TheraTech, to collaboratively develop an oral transmucosal delivery system for PT-14. We are in discussions with TheraTech relating to the termination of the license and development agreement. During these discussions, no additional work is being done with TheraTech.


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

     We believe that our patent-pending MIDAS technology can be used to rationally design and produce receptor-specific drugs. Using MIDAS, highly stable metallopeptide complexes are formed, in which the metal ion locks or constrains the peptide into a specific conformation. By designing MIDAS peptides to mimic the conformation required for a specific receptor, a stable, receptor-specific drug, with high affinity and enhanced biological activity, can be made. Radiopharmaceutical products, which may be diagnostic or therapeutic, may be developed using radioactive metal ions in MIDAS peptides. Non-radioactive metal ions may be used in the development of biopharmaceutical MIDAS peptides.

     We are engaged in research and development on a number of product opportunities for our MIDAS technology, including use of peptide molecules for diagnosis of infection and for treatment of obesity. We believe that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. We intend to seek to enter into strategic alliances or collaborative arrangements to provide additional financial and technical resources for MIDAS development.

     Agreement with Nihon Medi-Physics. In 1996, we entered into a license option agreement with Nihon Medi-Physics Co. Ltd., a large Japanese pharmaceutical company. We received an initial payment of $1,000,000, before Japanese withholding taxes of $100,000. On December 29, 1998, we terminated our license option agreement with Nihon by mutual agreement.


Patents and Proprietary Information

     Patent protection. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We aggressively seek patent protection for our technology in the United States and, selectively, in those foreign countries where protection is important to the development of our business.

     Our patents and pending applications are directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; peptide pharmaceuticals; and to methods for making and using the foregoing in diagnostic and therapeutic applications. We own or have rights to 24 United States patents, seven pending United States patent applications and foreign patents and applications in selected foreign countries corresponding to certain United States patents and applications.

     In the event a third party has also filed a patent application relating to an invention we claimed in a patent application, we may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office ("PTO") to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us. An adverse outcome could result in our losing patent protection for the subject of the interference, subject us to significant liabilities to third parties and require us to obtain licenses from third parties at undetermined cost or to cease using the technology.

     Future patent infringement. Patents which would be infringed by our commercial activities might not have yet been issued. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

     Government rights. Some of our patents are directed to inventions developed internally or within academic institutions from which we earlier acquired rights to such patents with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects, as required by law or agreements with the funding agency.

     Proprietary information. We rely on proprietary information, such as trade secrets and know-how, which is not patented. We have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain of our contractors. If our employees, scientific consultants or collaborators or licensees develop inventions or processes independently that may be applicable to our product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.


Governmental Regulation

     The FDA, comparable agencies in foreign countries and state regulatory authorities have established regulations and guidelines which apply, among other things, to the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, promotion and marketing of our proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the regulatory authorities to approve marketing applications, and criminal prosecution.

     After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the effects of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential.

     Good manufacturing practices. In addition to obtaining either a biologics license application or new drug application approval from the FDA for any of our proposed products, if the proposed product is manufactured in the United States, the drug manufacturing establishment must be registered with, and inspected by, the FDA. Such drug manufacturing establishments are subject to biennial inspections by the FDA, and must comply with good manufacturing practices regulations enforced by the FDA. To supply products for use in the United States, foreign manufacturing establishments must comply with good manufacturing practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. Components of LeuTech are manufactured by contract manufacturing establishments both in the United States and in foreign countries, and we anticipate that PT-14 and proposed products resulting from MIDAS technology will be manufactured by contract manufacturing establishments.


Third-party Reimbursements

     Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that use of a product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and we are not sure whether third-party reimbursement will be available for our proposed products, or that such reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for our products would adversely affect the market acceptance of these products. Further, health care reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.


Manufacturing and Marketing

     To be successful, our products must be manufactured in commercial quantities under good manufacturing practices requirements prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any products in commercial quantities under good manufacturing practices. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our products.

     We have no ability or capacity to manufacture LeuTech. We are dependent on Dutch State Mines of the Netherlands for the manufacture of the antibody used in LeuTech, and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of LeuTech kits. The failure of either of these manufacturers to supply these key components of LeuTech on a timely basis or at all, could force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis. Establishing relationships with new suppliers, any of whom must be FDA-approved, can be a time-consuming and costly process.

     If LeuTech is approved for marketing by the FDA, we expect to rely on arrangements with other companies, such as Mallinckrodt, to market, sell and distribute LeuTech. We may have difficulty establishing the necessary marketing capability, and in any event, we will have limited control over these activities. If we do not establish sufficient marketing capability with other companies, our potential revenues from the sale of LeuTech will be adversely affected.

     Proposed products resulting from MIDAS technology and PT-14 are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. We currently contract with third-party manufacturers for the production of peptides and anticipate doing so in the future.

     We intend to package and ship our radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product would be radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not intend to sell or distribute any radioactive substance.


Product Liability and Insurance

     Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of our proposed products. We have liability insurance providing up to $5,000,000 coverage per occurrence and in the aggregate as to certain clinical trial risks, and we will seek to obtain additional product liability insurance before the commercialization of our products.


Important Factors Affecting Our Business

     The following important factors, among others, could cause our actual results, performance or achievements, or industry results, to differ materially from those which we express in forward-looking statements in this report or in other materials from time to time.

Development and commercialization of our proposed products and technologies involves a lengthy, complex and costly process and we may never develop or commercialize any products.

     Our proposed products are at various stages of research and development and may never be successfully developed or commercialized. LeuTech will require final regulatory approval to market it for diagnosis of appendicitis, and it will require additional clinical trials for other indications. PT-14 and MIDAS technology will require significant further research, development and testing. You should evaluate us in light of the uncertainties, delays, difficulties and expenses commonly experienced by early stage pharmaceutical companies, which generally include unanticipated problems and additional costs relating to:

     o    the development and testing of products in animals and humans

     o    product approval or clearance

     o    regulatory compliance

     o    good manufacturing practices

     o    product introduction

     o    marketing and competition.


We expect our losses to increase over the next several years and we may never become profitable.

     We have never been profitable and we may never become profitable. As of June 30, 1999, we had an accumulated deficit of $35,322,364. We anticipate substantial and increasing losses over the next several years as we begin to manufacture and market LeuTech for diagnosis of appendicitis, expand clinical trials for LeuTech's other indications and for PT-14, and continue research and development of PT-14 and MIDAS technology.



If we do not obtain additional funds our business will suffer.

     We are currently spending approximately $850,000 each month on research, development and administrative costs. Based on that expenditure level, we currently have enough money to continue operations through December 31, 2000, including funds received pursuant to the strategic collaboration agreement with Mallinckrodt. If adequate funds are not available when needed, we may be forced to cease operating, or limit the scope of our research and development.

We expect to sell additional equity securities which would cause dilution.

     We expect to sell more equity securities in the future to obtain operating funds. We may sell these securities at a discount to the market price. Any future sales of equity securities will dilute the holdings of existing stockholders.


We could lose our rights to LeuTech and PT-14, which would adversely affect our potential revenues and could result in a loss of your investment.

     Our rights to a key antibody used in LeuTech are dependent upon an exclusive license agreement with The Wistar Institute of Biology and Anatomy. Our rights to PT-14 are dependent upon an exclusive license agreement with Competitive Technologies, Inc. These agreements contain specific performance criteria and require us to pay royalties and make milestone payments. Failure to meet these requirements, or any other event of default under the license agreements, could lead to termination of the license agreements. If a license agreement is terminated we may be unable to make or market the covered product, in which case we may lose the value of our substantial investment in developing the product, as well as any future revenues from selling the product. If we were to lose rights to LeuTech, our lead product, the negative impact would be especially severe.

The FDA may not approve the marketing of LeuTech for diagnosis of appendicitis, which would adversely affect our potential revenues and could result in a loss of your investment.

     We recently completed clinical trials with LeuTech for the diagnosis of appendicitis and expect to file an application with the FDA for approval to market LeuTech for diagnosis of appendicitis. Preparation of the LeuTech license application and subsequent FDA review can be a long, expensive and uncertain process. The application must demonstrate that LeuTech has met rigorous standards of safety, efficacy and manufacturing before it can be approved by the FDA for commercial use. Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects.


Competing products and technologies may make LeuTech and our other potential products noncompetitive.

     We are aware of one company developing an antibody-based product which may compete with LeuTech as to certain indications. The competing product is marketed in some European countries and regulatory approval is pending in the United States. We are also aware of at least one other company developing a peptide-based product which may also compete with LeuTech as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

     We are aware of at least three products developed by other companies for the treatment of male erectile dysfunction that have obtained FDA marketing approval, and we are aware of other products that are at a later stage of development than PT-14. We are also aware of a number of companies developing technologies relating to the use of peptides as drugs, including a variety of different approaches to making conformationally constrained peptides.

     The pharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to LeuTech and our other potential products. Many of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful and less costly than LeuTech or our other potential products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Contamination or injury from hazardous materials used in the development of LeuTech, PT-14 and MIDAS could result in liability exceeding our financial resources.

     Our research and development of LeuTech, PT-14 and MIDAS involves the use of hazardous materials and chemicals, including radioactive compounds. We cannot completely eliminate the risk of contamination or injury from these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of our insurance.

Conflicts of interest may arise because some of our officers, directors and consultants work for other companies.

     Some of our officers, directors and consultants currently serve and will continue to serve as officers, directors or consultants of other pharmaceutical or biotechnology companies. In particular, Edward J. Quilty, our chief executive officer and a director, and Stephen T. Wills, our chief financial officer, hold similar positions with Derma Sciences, Inc., a publicly traded company in the business of selling wound care devices. Carl Spana, Ph.D., our chief technology officer and a director, is a director of Avax Technologies, Inc., a publicly traded medical technology company. It is possible that such other companies will have interests which conflict with our interests, in which case we may lose business opportunities and/or the services of one or more officers, directors or consultants.


Our stock price has ranged from $7.125 to $1.375 over the last 12 months, and we expect it to remain volatile, which could limit stockholders' ability to sell stock at a premium.

     The volatile price of our stock makes it difficult for stockholders to predict the value of their stock, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

     o    continued operating losses

     o    announcements of technological innovations or new therapeutic products

     o announcement or termination of collaborative relationships by us or our competitors

     o    FDA approval or disapproval for marketing LeuTech

     o    governmental regulation

     o    clinical trial results

     o    developments in patent or other proprietary rights

     o    public concern as to the safety of products we develop

     o    general market conditions.

Trading in our stock over the last 12 months has been limited, so stockholders may not be able to sell as much stock as they want at prevailing prices.

     The average daily trading volume in our common stock was approximately 61,000 shares and the average daily number of transactions was approximately 65 over the last 12 months. If limited trading in our stock continues, it may be difficult for stockholders to sell their shares in the public market at any given time at prevailing prices.


Our management and principal stockholders together control over a third of our voting securities, a concentration of ownership which could delay or prevent a change in control.

     Our executive officers, directors and 5% or greater stockholders together control approximately 44% of our voting securities. These stockholders, acting together, will be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.


There are in excess of 6,000,000 shares of common stock underlying outstanding derivative securities which, if exercised or converted, could decrease the value of your shares.

     As of September 27, 1999, holders of our outstanding derivative securities have the right to acquire the following amounts of underlying common stock:

     o 1,199,514 shares issuable on conversion of convertible preferred stock, for no further consideration

     o 2,572,679 shares issuable on exercise of warrants, at exercise prices ranging from $.22 to $8.68 per share

     o 2,198,408 shares issuable on exercise of stock options, at exercise prices ranging from $.20 to $21.70 per share

     The sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered for resale almost all of the shares underlying preferred stock and warrants, and we have registered or expect to register almost all of the shares underlying options. As a result, many of the underlying shares could be resold immediately upon issuance, resulting in downward pressure on our stock price.


Industry-wide factors could adversely affect our business.

     In addition to the factors associated specifically with our business as described in this report, stockholders should also be aware of other general factors associated with drug development and the pharmaceutical industry. These include but are not limited to:

     o    success of clinical trials

     o    ability to secure patent protection

     o    patent disputes

     o ability to attract and retain qualified management, scientific and technical personnel and/or consultants

     o    recall of products

     o    acceptance of products by the medical community

     o    insuring against product liability claims.



Employees

     As of June 30, 1999, we employed 26 persons full time, of whom 20 were engaged in research and development activities and six were engaged in administration and management. Eight of our employees hold Ph.D. degrees. From time to time, we hire scientific consultants to work on specific research and development programs. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

     None of our employees is covered by a collective bargaining agreement. Our employees have executed confidentiality agreements. We consider relations with our employees to be good.

     We rely on independent organizations, advisors and consultants to provide services, including most aspects of manufacturing and some aspects of regulatory approval and clinical management. Our independent advisors and consultants generally sign agreements that provide for confidentiality of our proprietary information.


History and Merger

     Interfilm, Inc. Palatin was incorporated as a Delaware corporation on November 21, 1986 under the name of Cinedco, Inc., which it later changed to Interfilm, Inc. From 1993 to 1995, Interfilm was primarily engaged in the interactive motion picture business. Interfilm suspended its business activities in May 1995.

     RhoMed merger. On June 25, 1996, Interfilm merged with RhoMed Incorporated, a New Mexico corporation engaged in biotechnology research and development. All of RhoMed's outstanding equity securities were exchanged for equity securities of Palatin. The business of RhoMed became the ongoing business of Palatin. RhoMed remains as a wholly-owned, inactive subsidiary of Palatin.

     New name and capital restructuring. On July 19, 1996, we amended our certificate of incorporation to:

     o    change our name from Interfilm, Inc. to Palatin Technologies, Inc.,

     o increase our authorized common stock from 10,000,000 to 25,000,000 shares, and

     o    effect a 1-for-10 reverse split of the common stock.

On September 5, 1997, we again amended our certificate of incorporation, to:

     o increase our authorized common stock from 25,000,000 to 75,000,000 shares,

     o increase our authorized preferred stock from 2,000,000 to 10,000,000 shares, and

     o    effect a 1-for-4 reverse split of the common stock.



Item 2.  Description of Property.

     Our executive offices are located at 214 Carnegie Center, Suite 100, Princeton, New Jersey, where we lease approximately 4,000 square feet under a lease which expires July 31, 2002. Our research and development facility is located in Edison, New Jersey, where we lease approximately 10,500 square feet, with an option on additional space, under a lease which expires July 31, 2007. The properties we lease are in good condition.



Item 3.  Legal Proceedings.

     We are involved in various claims and litigation arising in the normal course of business, consisting of actions commenced against Palatin prior to the RhoMed merger. We believe that the outcome of such claims and litigation will not have a material adverse effect on our business.



Item 4.  Submission of Matters to a Vote of Security Holders.

     At our annual stockholders meeting which convened on June 17, 1999, the stockholders elected the following seven nominees as directors, with the votes indicated:

           Nominee:                      Votes for:           Votes Withheld:
           --------                      ----------           ---------------
Edward J. Quilty                          6,210,986                44,174
Charles Putnam                            6,210,986                44,174
Carl Spana                                6,210,986                44,174
James T. O'Brien                          6,210,986                44,174
John K. A. Prendergast                    6,210,986                44,174
Robert G. Moussa                          6,210,986                44,174

           Nominee:                      Votes for:           Votes Withheld:
           --------                      ----------           ---------------
Robert K. deVeer, Jr.                     6,210,986                44,174

     The stockholders also approved amendments to our 1996 stock option plan. These amendments, which the board of directors had previously approved,

     o increased the number of shares of common stock available under the plan from 625,000 to 2,500,000 and

     o permit options to remain valid more than 90 days after the option holder ceases to be an employee, director or consultant.

     The stockholders also ratified the appointment of Arthur Andersen LLP as our auditors for the fiscal year ended June 30, 1999. The votes on the option plan amendments and auditors were as follows:

    Item of business:          Votes for:         Votes Against:        Abstentions:          Broker non-votes:
    -----------------          ----------         --------------        ------------          -----------------
Option plan amendments          3,307,238             424,119              32,780                 2,491,023
Appointment of auditors         6,206,279             33,870               15,011                     0




                                     PART II



Item 5.  Market for Common Equity and Related Stockholder Matters.

     Our common stock has been quoted on The Nasdaq SmallCap MarketK under the symbol "PLTN," since October 14, 1997. From October 1, 1995 until listing on the Nasdaq SmallCap Market, our common stock was quoted on the OTC Bulletin Board(R).

     The following table gives the range of high and low bid information for our common stock for each quarter of the last two fiscal years, as obtained from The Nasdaq Stock Market, Inc. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                  Period:              High bid price         Low bid price
                  -------              --------------         -------------
July 1 - September 30, 1997*                9 1/2                 6 1/4
October 1 - December 31, 1997              10 3/4                 5 1/4
January 1 - March 31, 1998                  7 3/8                 5 1/2
April 1 - June 30, 1998                    9 1/16                 4 3/4
July 1 - September 30, 1998                 5 1/2                1 29/32
October 1 - December 31, 1998              5 13/16                1 3/8
January 1 - March 31, 1999                  6 3/8                 3 3/4
April 1 - June 30, 1999                       7                   3 3/4
July 1 - September 27, 1999                 5 1/8                 3 3/8
- ---------------------------------
*Prices before September 5, 1997 have been adjusted to reflect the 1-for-4 reverse split of common stock which took place on September 5, 1997.

     Holders of common stock. On September 27, 1999, we had 301 holders of record of common stock.

     Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

     Dividend restrictions. Our three outstanding series of preferred stock, Series A, B and C, contain the following restrictions on our ability to pay dividends or make distributions to stockholders.

     o Series A: We may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of Series A preferred stock.

     o Series B: We may not pay a dividend or make any distribution to holders of any class of stock, except Series A preferred stock, while any Series B preferred stock remains outstanding.

     o Series C: We may not pay a dividend or make any distribution to holders of any class of stock, other than Series A and B preferred, while any Series C preferred stock remains outstanding.


       Item 6. Management's Discussion and Analysis or Plan of Operations.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Results of Operations

Year Ended June 30, 1999 Compared to the Year Ended June 30, 1998

     Grants and contracts - During the year ended June 30, 1999 we recognized $59,977 as revenue under the Small Business Technology Transfer program of the Department of Health and Human Services. Grant revenue under the Small Business Innovative Research program of the Department of Health and Human Services was $33,967 for the year ended June 30, 1998. During the year ended June 30, 1999, we received two new grants under the National Institutes of Health Small Business Innovative Research program totaling $850,000.

     License fees and royalties - We recognized $550,000 in license fees as revenue during the year ended June 30, 1999 related to our termination of a license option agreement with Nihon. This $550,000 was previously reported as deferred license revenue. We had no revenues from license fees or royalties during the year ended June 30, 1998.

     Research and development expenses - Research and development expenses increased to $8,719,562 for the year ended June 30, 1999 from $7,111,716 for the year ended June 30, 1998. We substantially increased research and development spending, primarily relating to development of our LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on our PT-14 peptide therapeutic product and MIDAS technology. The increase is also attributable to the amortization of deferred compensation totaling $313,202. We expect research and development expenses to continue to increase in future quarters as we expand research and manufacturing efforts on the LeuTech product and expand efforts to develop PT-14 and MIDAS technology.

     General and administrative expenses - General and administrative expenses increased to $3,957,401 for the year ended June 30, 1999 from $2,990,756 for the year ended June 30, 1998. The increase in general and administrative expenses was mainly attributable to the amortization of deferred compensation and the value of options granted at exercise prices below the then current market price of our common stock totaling $995,473.

     Interest income - Interest income decreased to $172,241 for the year ended June 30, 1999 from $408,770 for the year ended June 30, 1998. The decrease in interest income is primarily the result of the depletion of funds available for investment purposes and used to fund our operations. We expect interest income to increase for fiscal year 2000 pursuant to the receipt of funds from the execution of the strategic collaboration agreement with Mallinckrodt, Inc. (See
Note 15).

     Interest expense - Interest expense decreased to $107,639 for the year ended June 30, 1999 from $227,143 for the year ended June 30, 1998. The decrease in interest expense is due to our repayment of a portion of outstanding principal on long-term debt. We expect interest expense to decrease for fiscal year 2000, because we expect to be able to fund our expected levels operations with the resources currently on hand.

     Net loss - Net loss increased to $12,002,384 for the year ended June 30, 1999 from $9,886,878 for the year ended June 30, 1998.

Year Ended June 30, 1998 Compared to the Year Ended June 30, 1997

     Grants and contracts - During the year ended June 30, 1998, we completed four Phase I grants with the National Institutes of Health under the Small Business Innovative Research program. Grant revenue from these research grants was $33,967, compared to $350,173 during the year ended June 30, 1997.

     License fees and royalties - We had no revenues from license fees or royalties during the year ended June 30, 1998. In the year ended June 30, 1997, we entered into an option agreement with Nihon, pursuant to which we received an initial payment of $1,000,000 before Japanese withholding taxes of $100,000. We accounted for the initial payment by recognizing license fee revenue of $350,000 and deferred license fee revenue of $550,000.

     Sales - We had no revenues from sales during the year ended June 30, 1998. During the year ended June 30, 1997, we discontinued sales of our RhoChek product due to insufficient sales. Total revenues from sales during the year ended June 30, 1997, were $22,184.

     Research and development expenses - Research and development expenses increased to $7,111,716 for the year ended June 30, 1998 from $3,409,983 for the year ended June 30, 1997. We substantially increased research and development spending, primarily relating to development of our LeuTech product, including increased expenses for manufacturing scale-up, consulting and initiation of Palatin-sponsored clinical trials, and also relating to research expenses on our MIDAS metallopeptide technology. The increase is also attributable to the amortization of deferred compensation, and to the value of options granted at exercise prices below the then current market price of our common stock, totaling $797,570 for the year ended June 30, 1998.

     General and administrative expenses - General and administrative expenses increased to $2,990,756 for the year ended June 30, 1998 from $2,533,883 for the year ended June 30, 1997. The increase in general and administrative expenses was mainly attributable to the amortization of deferred compensation, totaling $925,740 for the year ended June 30, 1998, and the value of options granted at exercise prices below the then current market price of our common stock.

     Interest income - Interest income increased to $408,770 for the year ended June 30, 1998 from $296,009 for the year ended June 30, 1997. The interest income was primarily the result of interest on the net proceeds from our offering of Series A Preferred Stock.

     Interest expense - Interest expense decreased to $227,143 for the year ended June 30, 1998 from $374,664 for the year ended June 30, 1997. The decrease is due to the repayment by we of outstanding principal on long-term debt provided by Aberlyn Capital Management Limited Partnership.

     Net loss - Net loss increased to $9,886,878 for the year ended June 30, 1998 from $5,300,164 for the year ended June 30, 1997.

Liquidity and Capital Resources

     Since our inception, we have incurred net operating losses and, as of June 30, 1999, had an accumulated deficit of $35,322,364. We have financed our net operating losses through June 30, 1999 by a series of debt and equity financings. At June 30, 1999, we had cash and cash equivalents of $2,333,801.

     For the year ended June 30, 1999, the net decrease in cash amounted to $1,992,386. Net cash used for operating activities was $10,046,896, net cash used for investing activities was $523,972, and net cash provided by financing activities was $8,578,482.

     On July 8, 1998, we sold 363,636 shares of our common stock for gross proceeds of $2,000,000 and net proceeds of approximately $1,964,000, after deducting expenses.

     On December 31, 1998, we sold 287,500 shares of our common stock and detachable, five-year, non-redeemable warrants to purchase an additional 287,500 shares of common stock at $4.375, for gross proceeds of $1,150,000 and net proceeds of approximately $1,000,000.

     On February 8, 1999, we sold 651,750 shares of our common stock and detachable, five-year, non-redeemable warrants to purchase an additional 651,750 shares of common stock at $4.70. We realized gross proceeds of $2,607,000 and net proceeds of approximately $2,350,000.

     From March 9, 1999 to March 12, 1999, we sold 514,215 shares of our common stock and detachable, five-year, non-redeemable warrants to purchase an additional 565,629 shares of common stock. Each warrant is exercisable for one share of common stock at prices ranging from $4.48 to $5.06. We realized gross proceeds of $2,427,000 and net proceeds of approximately $2,175,000.

     On May 13, 1999, we received $2,000,000 from Mallinckrodt, Inc. pursuant to a subordinate note (See Note 7). Principal and interest, accrued at 9% per year, was due by December 31, 2000. The note was secured by the our assets. We paid the note in full on August 17, 1999 along with interest expense of $46,849.

     In March 1997, we entered into a ten-year lease on research and development facilities in Edison, New Jersey, which commenced August 1, 1997. Minimum future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

     Effective August 1, 1997, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments are approximately $97,000 per year.

     We have entered into four license agreements, which require us to make minimum yearly payments. Future minimum payments under the license agreements are as follows: 2000 - $200,000, 2001 - $150,000, 2002 - $200,000 and 2003 -
$200,000 and 2004 - $200,000.

     We expect to continue actively searching for certain products and technologies to license or acquire in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

     We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources, subsequent to the execution of the strategic collaboration agreement with Mallinckrodt, will be adequate to fund our projected operations through December 31, 2000, based on current expenditure levels.

     We anticipate incurring additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to LeuTech, PT-14 and our MIDAS technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

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

     We believe that we do not have significant year 2000 issues related to our computerized information systems. It is possible that certain computer systems or software products of our suppliers and contractors may not be year 2000 compatible. Since we are not heavily dependent on any particular software package or vendor in our operations, our assessment of these year 2000 issues related to our suppliers and contractors is minimal.

     We currently believe that costs of addressing these issues will not have a material adverse impact on our financial position. We plan to devote all resources required to resolve any significant year 2000 issues in a timely manner. Through the fiscal year ended June 30, 1999, we have expended under $10,000 on the year 2000 issue. To date, we have not made any contingency plans to address third-party year 2000 risks. We will formulate contingency plans to the extent necessary in the remainder of 1999.

                          Item 7. Financial Statements.

     Our consolidated financial statements appear following the signature page at the end of this report.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Executive officers and directors. The following table sets forth the names, ages and positions of our executive officers and directors:

Name                                                 Age      Position with Palatin
- ----                                                 ---      ---------------------
Edward J. Quilty (1)                                  48      Chairman of the board, president, chief executive
                                                              officer and director
Charles Putnam                                        46      Executive vice president, chief operating officer
                                  and director
Carl Spana, Ph.D.                                     37      Executive vice president, chief technology officer
                                  and director
Stephen T. Wills                                      42      Executive vice president and chief financial
                                                              officer, secretary and treasurer
James T. O'Brien (1) (2)                              60      Director
John K.A. Prendergast, Ph.D. (1)                      45      Director
Robert G. Moussa (1)                                  53      Director
Robert K. deVeer, Jr. (2)                             53      Director
- -------------------------------------------------
(1)  Member of the compensation committee.

(2) Member of the audit committee.


     EDWARD J. QUILTY has been our chairman of the board, president, chief executive officer and a director since the RhoMed merger. Since November 1995, Mr. Quilty has been

CEO and a director of RhoMed. From July 1994 through November 1995, Mr. Quilty was president, CEO and a director of MedChem Products, Inc., a publicly traded medical device company, which in September 1995 was merged into C.R. Bard, Inc. From March 1992 through July 1994, Mr. Quilty served as president and CEO of Life Medical Sciences, Inc., a publicly traded biotechnology company. From January 1987 through October 1991, Mr. Quilty served as executive vice president of McGaw Inc., a publicly traded pharmaceutical company. Mr. Quilty is also chairman of the board and a director of Derma Sciences, Inc., a publicly traded medical device company. Mr. Quilty received his M.B.A. from Ohio University and a B.S. from Southwest Missouri State University.

     CHARLES PUTNAM has been an executive vice president since June 1996, chief operating officer since June 1998 and a director since December 1998. He is responsible for operations, product development and regulatory and clinical affairs. From July 1994 to May 1996, Mr. Putnam was executive vice president, research and development, of MedChem. At MedChem, Mr. Putnam was responsible for product development, regulatory affairs, clinical research and quality control. From March 1993 to July 1994, Mr. Putnam was vice president of operations and research and development of Life Medical Sciences, where he was responsible for all aspects of manufacturing, product development and regulatory affairs for Life Medical Sciences' commercial product line. From March 1983 to March 1993, Mr. Putnam was employed by American Cyanamid Corporation in a variety of positions, including director of device development.

     CARL SPANA, Ph.D., has been a director since the RhoMed merger, and has been a director of RhoMed since July 1995. Since June 1996, Dr. Spana has served as an executive vice president and the chief technology officer of Palatin and RhoMed. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. At Paramount Capital Investments and at Castle Group, Dr. Spana was responsible for discovering, evaluating, and commercializing biotechnologies. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of and was Interim president of AVAX Technologies, Inc., a publicly traded medical technology company. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

     STEPHEN T. WILLS has been a vice president and our chief financial officer since November 1997. Since July 1997, Mr. Wills has been a vice president and the chief financial officer of Derma Sciences, and since 1991 has been the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

         JAMES T. O'BRIEN has been a director since August 1996. Since November 1991, Mr. O'Brien has been chairman of the board of Access Corporation, a provider of employment software and information. Since July 1996, Mr. O'Brien has been president and chief executive officer of O'Brien Marketing and Communications, an advertising and communications company. From 1989 to 1991 Mr. O'Brien was president and chief operating officer of Elan Corporation, PLC, a publicly traded pharmaceutical company. From 1986 to 1989, Mr. O'Brien was president and chief executive officer of O'Brien Pharmaceuticals, Inc. Prior to this, Mr. O'Brien held various management positions with Revlon Health Care Group, including president of USV Laboratories and the Armour Pharmaceutical Company; Lederle Laboratories; and Sandoz Pharmaceuticals, Inc. Mr. O'Brien is a director of Cydex Inc., a privately held drug delivery company, and of Benedictine College in Atchison, Kansas.

     JOHN K.A. PRENDERGAST, Ph.D. has been a director since August 1996. Dr. Prendergast has served as president and principal of Summercloud Bay, Inc., a biotechnology-consulting firm, since 1993. He is a co-founder and/or a member of the board of Ingenex, Inc., Optex Ophthamologics, Inc., Gemini Gene Therapies, Inc., Channel Therapeutics, Inc., Xenometrix, Inc., Avigen, Inc., and AVAX Technologies, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of Paramount Capital Investments, LLC and a managing director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

     ROBERT G. MOUSSA has been a director since April 1998. From 1978 until his retirement in 1997, Mr. Moussa was with Mallinckrodt, Inc., and was president of Mallinckrodt International from 1995 to 1997. He had responsibilities for corporate-wide globalization efforts, and was president and chief executive officer of Mallinckrodt Medical, Inc. from 1992 to 1996. Mr. Moussa is a graduate of the College du Sacre-Coeur and the Ealing University.

     ROBERT K. deVEER, JR. has been a director since December 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee, and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford University.

     All directors were elected at the annual stockholders' meeting on June 17, 1999 and hold office until the next annual meeting of stockholders, or until their successors have been elected and qualified. Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. All of the current executive officers hold office under employment agreements. Mr. Quilty's employment agreement expires July 31, 2002 with automatic annual renewal if not terminated, and the employment agreements with Mr. Putnam, Dr. Spana and Mr. Wills all expire September 10, 2001.

     Section 16(a) Beneficial Ownership Reporting Compliance. The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors and executive officers. To the best of our knowledge, all of the filings for our directors and executive officers were made on a timely basis in fiscal 1999, except that Michael S. Weiss, a former director, failed to timely report changes in beneficial ownership on Form 5 for the year ended June 30, 1999. Mr. Weiss subsequently reported the required information on Form 5. We know of no other failure to file a required form.

Item 10.  Executive Compensation.

     Summary compensation table. The following table shows compensation paid to our chief executive officer and the other named executive officers for the last three fiscal years. Our fiscal year end is June 30. With respect to the persons and periods covered in the following table, we made no restricted stock awards, have no outstanding stock appreciation rights ("SARs") and have no long-term incentive plan ("LTIP").

                           SUMMARY COMPENSATION TABLE
                                                                                  Long Term
                                                                                Compensation
                                                                             --------------------
                          Annual Compensation                                      Awards
- -------------------------------------------------------------------------    --------------------
                                                                                                      All other
Name and                                                                             Option           Compen-
Principal Position              Year          Salary           Bonus                Shares(1)         sation
- ------------------              ----          ------           -----               ----------         ------
Edward J. Quilty, chief         1999             $358,567           --              100,000            $6,989(2)
executive officer               1998             $334,395      $64,200               24,067(3)         $3,812(2)
                                1997             $301,064           --              240,074(4)             --

Charles Putnam, executive       1999             $207,626           --              100,000           $7,025(2)
vice president                  1998             $160,298      $30,000               74,196(5)        $3,812(2)
                                1997             $150,000           --               41,766               --




Carl Spana, Ph.D.,              1999             $183,266           --              100,000               --
executive vice president        1998             $160,298      $25,000               74,196(6)           $87(7)
                                1997             $150,000           --               41,766               --

Stephen T. Wills,               1999              $40,417           --              100,000          $48,198(8)
executive vice president        1998                   --           --               56,250          $42,144(8)
                                1997                   --           --                   --               --

     ----------------------------------

(1)  The security underlying all options listed is common stock.

(2)  Premiums paid for health insurance policies.

(3) Includes an anti-dilution option to purchase 7,803 shares of common stock at $.20 per share granted on March 24, 1998, pursuant to the terms of Mr. Quilty's employment agreement. The March 28, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under the 1997 Executive Officers Stock Option Plan and included in the 1997 total. Excluding that replacement option, Mr. Quilty received options to purchase a total of 16,264 shares during fiscal 1998.

(4) Includes an anti-dilution option to purchase 70,257 shares of common stock at $.20 per share granted on September 27, 1996, pursuant to the terms of Mr. Quilty's employment agreement. The September 27, 1996 option replaced a canceled option to purchase the same number of shares at $5.42 per share, originally granted by RhoMed on June 21, 1996 and included in the 1996 total. The $5.42 per share price of the June 21, 1996 option was not in accordance with the terms of Mr. Quilty's employment agreement, so the board replaced the June 21, 1996 option with the correctly priced September 27, 1996 option. Excluding that replacement option, Mr. Quilty received options to purchase a total of 169,817 shares during fiscal 1997.

(5) Includes an option to purchase 74,196 shares of common stock at $1.00 per share granted on March 24, 1998, under a stock option agreement with Mr. Putnam. The March 24, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under RhoMed stock option plans and included in the 1996 total. Excluding that replacement option, Mr. Putnam received no additional options during fiscal 1998.

(6) Includes an option to purchase 74,196 shares of common stock at $1.00 per share granted on March 24, 1998, under a stock option agreement with Dr. Spana. The March 24, 1998 option replaced a canceled option to purchase the same number of shares at $4.96 per share, originally granted under RhoMed stock option plans and included in the 1996 total. Excluding that replacement option, Dr. Spana received no additional options during fiscal 1998.

(7)  Premiums paid for disability insurance policy.

(8) Amounts paid to the accounting firm of Golomb, Wills & Co. for consulting services.

     Option grants in last fiscal year. The following table shows options granted to the named executive officers during the fiscal year ended June 30, 1999. All of the options listed were granted under our 1996 stock option plan, and the underlying security is common stock. The exercise price for each option is equal to the market price of common stock on the date of grant. We have not granted any stock appreciation rights (" SARs").

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                      Number of       % of Total
                      Securities        Options
                      Underlying      Granted to      Exercise
                       Options         Employees      or Base        Expiration
           Name       Granted (#)   in Fiscal Year  Price ($/Sh)        Date
           ----       ------------  --------------  -----------         ----
Edward J. Quilty      100,000(1)         17.5%            $4.000      12/11/08
Charles Putnam        50,000(2)          8.8%             $2.500       9/11/08
Charles Putnam        50,000(3)          8.8%             $4.125      12/31/08
Carl Spana, Ph.D.     50,000(2)          8.8%             $2.500       9/11/08
Carl Spana, Ph.D.     50,000(3)          8.8%             $4.125      12/31/08
Stephen T. Wills      50,000(2)          8.8%             $2.500       9/11/08
Stephen T. Wills      50,000(3)          8.8%             $4.125      12/31/08
- --------------------------

(1) The option becomes exercisable as to 1/12 on the 16th day of each month, starting December 16, 1998.

(2) The option becomes exercisable as to 33% on September 11, 1998 and 1999, and as to 34% on September 11, 2000.

(3)  Fully exercisable.


     Fiscal year-end option values. We have no outstanding SARs. Fiscal year-end values in the following table are based on a last reported sale price for the common stock, as reported on The Nasdaq SmallCap Market on June 30, 1999, of $4.5625 per share.

                 Aggregated Option Exercises in Last Fiscal Year
                            and FY-End Option Values
                                                                                                 Value of
                                                                    Shares Underlying           Unexercised
                                                                       Unexercised              In-the-Money
                                                                        Options at               Options at
                          Shares                            Fiscal Year End,         Fiscal Year End,
                         Acquired             Value           Exercisable/             Exercisable/
           Name         on Exercise          Realized        Unexercisable            Unexercisable
           ----         -----------          --------       ----------------         ----------------
Edward J. Quilty          70,257             $403,100           304,312/                $758,181/
                                                                 41,667                  $23,438
Charles Putnam               0                 N/A              182,628/                $320,572/
                                                                 33,334                  $68,751
Carl Spana, Ph.D.            0                 N/A              182,628/                $320,572/
                                                                 33,334                  $68,751
Stephen T. Wills             0                 N/A              122,916/                 $56,249/
                                                                 33,334                  $68,751


Compensation of directors.

     Non-employee directors' initial option grants. All non-employee directors serving on the date the board adopted the 1996 stock option plan, including Michael S. Weiss (a former non-employee director), James T. O'Brien and John K.A. Prendergast, received initial non-employee directors' options to purchase 5,000 shares of common stock at $5.44 per share, the market price on the date of grant. Under the current compensation policy, when a non-employee director is first elected to the board, he receives an option to purchase an amount of common stock determined by the board, up to 10,000 shares, at the market price on the date of grant. Mr. Moussa received an option to purchase 10,000 shares at $6.25 per share and Mr. deVeer received an option to purchase 10,000 shares at $4.00 per share upon joining the board. These options vest as to 25% of the option per year, starting one year after the date of grant, and expire ten years from the date of grant.

     Non-employee directors' annual option grants. Each non-employee director receives annually an option to purchase 10,000 shares of common stock at the market price on the date of grant. Mr. Weiss, Mr. O'Brien and Dr. Prendergast each received an option to purchase 6,667 shares of common stock at $6.00 per share, in lieu of a regular non-employee director's option for service for the period from August 1997 through March 1998. These options vest as to 25% of the option per year, starting one year after the date of grant, and expire ten years from the date of grant.

     Non-employee directors' annual fees. Non-employee directors receive $12,000 per year, plus reimbursement of expenses, for services as a director. In lieu of the $12,000 per year, a non-employee director may elect, on or before December 12 of each year, to receive an option for the number of shares of common stock which would be purchasable, at the market price on December 12, for $24,000. These options vest in 12 monthly increments and expire 10 years from the date of grant. Pursuant to this policy, Mr. Weiss and Mr. O'Brien received options to purchase:

     -    4,267 shares at $5.625 per share for calendar year 1998;

     - 355 shares at $5.625 per share as compensation for services rendered in December 1997;

     - 2,839 shares at $7.75 per share as compensation for services rendered in calendar year 1997 through November 1997; and

     - 1,066 shares at $7.50 per share in lieu of accrued compensation of $4,000 which was due as of December 1996.

     Messrs. Weiss, O'Brien, Moussa and deVeer each elected to receive options to purchase 5,907 shares of common stock at $4.0625 per share (the market price on the first trading day after December 12, 1998), in lieu of $12,000 compensation for calendar year 1999.

     Michael S. Weiss resigned from the board effective April 15, 1999. The board accelerated vesting of all of Mr. Weiss's options, for a total of 61,101 shares, to April 15, 1999, and extended Mr. Weiss's options, which would have terminated 90 days after his resignation, to have a termination date of April 15, 2000.

     Employee directors. Employee directors are not separately compensated for services as directors, but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve. Service as a director is a condition of Edward
J. Quilty's employment agreement, but is not separately compensated.

Employment Agreements

     Edward J. Quilty. Mr. Quilty serves as the chairman and chief executive officer of Palatin under an employment agreement which commenced on August 1, 1999. The term of the agreement is three years.

     Mr. Quilty's minimum base salary and current salary is $360,643 per year. He is entitled to receive annual bonus compensation of up to one year's base salary, in an amount to be decided by the compensation committee based on his achievement of yearly objectives, among other things. We have agreed to reimburse Mr. Quilty for premiums and other payments to maintain a $1,000,000 term life insurance policy. Mr. Quilty is also entitled to participate in all bonus and benefit programs that we establish, to the extent his position, tenure, salary, age, health and other qualifications make him eligible to participate, and in any directors' and officers' liability insurance which we maintain.

     We may grant Mr. Quilty stock options under the employment agreement, with an exercise price equal to the closing market price on the date of grant. If we do grant options under the agreement, anti-dilution protections in the agreement will require us to issue additional options if, during the term of the employment agreement, we sell securities which increase our outstanding common stock by 40% or more. In that event, we must issue additional options so that Mr. Quilty will have options granted under the employment agreement to purchase the number of shares of common stock which, together with shares purchased on the exercise of such options, is at least equal to the percentage of our outstanding common stock that he had the option to purchase under the employment agreement before the increase. To date, we have not granted any options under the employment agreement.

     If we terminate the employment agreement for "cause," or if Mr. Quilty terminates the agreement without "good reason," as these terms are defined in the employment agreement, then

     o    we will pay all amounts earned through the termination date, and

     o all options previously granted to Mr. Quilty, under the employment or any other stock option plan or employee benefit plan, terminate immediately.

If the agreement terminates upon Mr. Quilty's death or disability, then

     o we will pay him or his estate all amounts earned through the termination date,

     o    we will pay him or his estate six months' additional salary, and

     o all options not previously exercisable will become exercisable in full for 90 days.

 If we terminate the employment agreement without cause, or if Mr. Quilty terminates the employment agreement with good reason or within 12 months after a change in control of Palatin, then

     o we will pay him all amounts earned through the termination date, including a prorated cash bonus based on the previous year's bonus,

     o Mr. Quilty may elect lump sum distribution from any deferred compensation plan,

     o we will pay him severance pay consisting of the greater of one year of his highest base salary or the aggregate salary which he would have received for the remaining term of the agreement,

     o    we will maintain his insurance benefits for one year,

     o    we will pay reasonable expenses of locating new employment, and

     o all options not previously exercisable will become exercisable in full for 90 days.

The employment agreement also includes non-competition, confidentiality and indemnification covenants.

     Charles Putnam, Carl Spana, Ph.D. and Stephen T. Wills. Mr. Putnam, Dr. Spana and Mr. Wills have each entered into employment agreements for a three-year period commencing September 11, 1998. Mr. Putnam is serving as an executive vice president and the chief operating officer, at a minimum base salary of $200,000 per year and a current salary of $220,000 per year. Dr. Spana is serving as an executive vice president and the chief technology officer, at a minimum base salary of $176,000 per year and a current salary of $190,000 per year. Mr. Wills is serving as an executive vice president and the chief financial officer, at a minimum base salary of $65,000 per year and a current salary of $100,000 per year. Each is entitled to receive annual bonus compensation of up to one year's base salary, in an amount to be decided by the compensation committee based on their achievement of yearly objectives, among other things. Each is also entitled to participate in all bonus and benefit programs that we establish, to the extent his position, tenure, salary, age, health and other qualifications make him eligible to participate, and in any directors' and officers' liability insurance which we maintain.

     Pursuant to their employment agreements, each of Messrs. Putnam, Spana and Wills have received an option to purchase 50,000 shares of common stock, at a price of $2.50 per share, granted under our 1996 stock option plan. The options vest as to 33% of the shares on September 11, 1998 and 1999, and as to the remaining 34% on September 11, 2000.

     Anti-dilution protections in each agreement require us to issue additional options if, during the term of the employment agreement, we sell securities which increase the outstanding common stock by 40% or more. In that event, we must issue options at an exercise price of $2.50 per share, so that each officer will have options granted under the employment agreement to purchase the number of shares of common stock which, together with shares purchased on the exercise of such options, is at least equal to the percentage of our outstanding common stock that each officer had the option to purchase under the employment agreement as of September 11, 1998. That percentage was approximately 1.1%.

     Each agreement allows us or the employee to terminate the agreement on 30 days' notice, and contains other provisions for termination by Palatin for "cause," or by the employee for "good reason" or due to a "change in control," as these terms are defined in the employment agreements. Early termination may, in some circumstances, result in accelerated vesting of stock options and/or severance pay for a one-year period at the rate of base salary, cash bonus and benefits then in effect. Each agreement contains non-competition, non-solicitation and confidentiality covenants.



Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The table below shows the beneficial stock ownership and current voting power, as of September 27, 1999, of each director, each of the named executive officers, and all directors and executive officers as a group. It also includes all persons who, to our knowledge, beneficially own more than five percent of our common stock or Series A preferred stock, which are the only classes of voting securities we have outstanding. "Beneficial ownership" here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now, or within 60 days after September 27, 1999.

     Some beneficial owners are listed twice in the table -- once to show their common stock holdings, and once to show their Series A preferred stock holdings. The common stock amounts shown in the table include the common stock issuable on conversion of Series A preferred stock, so the ownership percentages shown for any person who holds both types of stock should not be added together. Also, share amounts may reflect indirect ownership of shares which another person in the table owns directly. Therefore, the ownership percentages of affiliated persons should not be added together. See the footnotes for more detailed explanations of the holdings. Except as otherwise noted, to our knowledge, the persons named in the table beneficially own and have sole voting and investment power over all shares listed.

     The common stock has one vote per share and the Series A preferred stock has approximately 21.41 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 27, 1999. On September 27, 1999, 7,240,329 shares of common stock and 38,936 of Series A preferred stock were outstanding.

     The address for all beneficial owners, unless otherwise noted, is c/o Palatin Technologies, Inc., 214 Carnegie Center, Suite 100, Princeton, NJ 08540.

                                                                                             Percent of
                                                                               Percent of       Voting
Class          Name of Beneficial Owner                              Shares       Class         Power
- ------         -------------------------                           ----------  ---------    ----------
Common         Edward J. Quilty                                     541,816(1)     7.0%           *

Common         Charles Putnam                                       231,962(2)     3.1%           *

Common         Carl Spana, Ph.D.                                    235,385(3)     3.1%           *

Common         Stephen T. Wills                                     155,570(4)     2.1%           *


                                                                                             Percent of
                                                                               Percent of       Voting
Class          Name of Beneficial Owner                              Shares       Class         Power
- ------         -------------------------                           ----------  ---------    ----------
Common         James T. O'Brien                                      27,615(5)                    *

Common         John K.A. Prendergast, Ph.D.                          75,839(6)     1.0%           *

Common         Robert G. Moussa                                      16,516(7)      *             *

Common         Robert K. deVeer, Jr.                                  7,422(8)      *             *

Common         Lindsay A. Rosenwald, M.D.(9)                     1,266,407(10)    16.3%         11.8%

Common         Paramount Capital Asset Management, Inc.(9)         692,130(11)     9.2%          7.6%

Common         The Aries Trust, a Cayman Islands trust(9)          473,551(12)     6.4%          5.2%

Common         Albert Fried, Jr.(13)                               549,239(14)     7.1%           *

Common         TheraTech, Inc.(15)                                     363,636     5.0%          4.5%

Series A       Lindsay A. Rosenwald, M.D.(9)                        15,079(16)    34.3%          3.9%
Preferred

Series A       Paramount Capital Asset Management, Inc.(9)          11,000(17)    27.5%          2.9%
Preferred

Series A       The Aries Trust, a Cayman Islands trust(9)            7,150(18)    18.1%          1.9%
Preferred

Series A       Albert Fried, Jr.(13)                                  3,000        7.7%           *
Preferred

               All directors and executive officers as a         1,292,305(19)    15.3%          1.3%
               group (seven persons)

- ---------------------

*Less than one percent.

(1) Includes 462,541 shares which Mr. Quilty has the right to acquire now or within 60 days after September 27, 1999.

(2) Shares which Mr. Putnam has the right to acquire now or within 60 days after September 27, 1999.

(3) Includes 223,712 shares which Dr. Spana has the right to acquire now or within 60 days after September 27, 1999.

(4) Shares which Mr. Wills has the right to acquire now or within 60 days after September 27, 1999.

(5) Shares which Mr. O'Brien has the right to acquire now or within 60 days after September 27, 1999.

(6) Includes 64,166 shares which Dr. Prendergast has the right to acquire now or within 60 days after September 27, 1999.

(7) Shares which Mr. Moussa has the right to acquire now or within 60 days after September 27, 1999.

(8) Shares which Mr. deVeer has the right to acquire now or within 60 days after September 27, 1999.

(9) Address is c/o Paramount Capital, Inc., 787 Seventh Avenue, New York, NY 10019.

(10) Includes 309,595 shares which Dr. Rosenwald, or persons with whom he shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Dr. Rosenwald shares voting and investment power as to 1,051,597 of the 1,266,407 shares shown in the table with the following persons:

          o    RAQ, LLC, as to 358,245 shares

          o    Paramount Capital Asset Management, Inc., as to 692,130 shares

          o    The Aries Trust, as to 473,551 shares

          o    Aries Domestic Fund, as to 218,579 shares

          o    Aries II, as to 1,222 shares

     Dr. Rosenwald is the president of RAQ, LLC, and is the president, chairman of the board and sole shareholder of Paramount Capital Asset Management, Inc., which is the investment manager of The Aries Trust and the general partner of Aries Domestic Fund. Dr. Rosenwald and Paramount Capital Asset Management disclaim beneficial ownership of the securities held by The Aries Trust and Aries Domestic Fund, except to the extent of their pecuniary interest, if any. The table does not include any shares owned or issuable upon exercise of warrants held by employees of Paramount Capital, Inc., of which Dr. Rosenwald is the president, or Paramount Capital Investments, of which Dr. Rosenwald is the chairman of the board and president.

(11) Includes 81,002 shares which Paramount Capital Asset Management, or persons with whom it shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Paramount Capital Asset Management shares voting and investment power as to the shares shown in the table with the following persons:

          o    Lindsay A. Rosenwald, M.D., as to 692,130 shares

          o    The Aries Trust, as to 473,551 shares

          o    Aries Domestic Fund, as to 218,579 shares.

     Paramount Capital Asset Management is the investment manager of The Aries Trust and the general partner of Aries Domestic Fund. Paramount Capital Asset Management disclaims beneficial ownership of the securities held by The Aries Trust and Aries Domestic Fund, except to the extent of its pecuniary interest, if any. All of the shares owned or purchasable by Paramount Capital Asset Management are also included in the beneficial ownership of Dr. Rosenwald, as explained in note (10) above.

(12) Includes 52,003 shares which The Aries Trust has the right to acquire now or within 60 days after September 27, 1999. The Aries Trust shares voting and investment power as to 473,551 shares with Dr. Rosenwald and Paramount Capital Asset Management. All of the shares owned or purchasable by The Aries Trust are also included in the beneficial ownership of Dr. Rosenwald and of Paramount Capital Asset Management, as explained in notes (10) and
     (11) above.

(13) Address is c/o Albert Fried & Company, LLC, 40 Exchange Place, New York, NY 10005.


(14) Includes 385,000 shares which Mr. Fried has the right to acquire now or within 60 days after September 27, 1999.


(15) Address is 417 Wakara Way, Salt Lake City, UT 84198.


(16) Includes 5,079 shares which Dr. Rosenwald, or persons with whom he shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Dr. Rosenwald shares voting and investment power as to 11,000 shares. See note (10) above.

(17) Includes 1,000 shares which Paramount Capital Asset Management, or persons with whom it shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Paramount Capital Asset Management shares voting and investment power as to 11,000 shares. See note
     (11) above.

(18) Includes 650 shares which The Aries Trust, or persons with whom it shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. The Aries Trust shares voting and investment power as to 7,150 shares. See note (12) above.

(19) Includes 1,189,684 shares which directors and officers have the right to acquire now or within 60 days after September 27, 1999.

Item 12.  Certain Relationships And Related Transactions.

     TheraTech, Inc. In March 1998, we entered into a license and development agreement with TheraTech in connection with, among other things, the development of PT-14, and executed a letter of intent in connection with a proposed loan from TheraTech which would be convertible into a series of preferred stock. This loan transaction did not take place, but in July 1998, we sold 363,636 shares of common stock to TheraTech for $2,000,000. James T. O'Brien, a director of Palatin, was also a director of TheraTech. Mr. O'Brien recused himself from voting on the transactions with TheraTech and the transactions were approved by a vote of the disinterested directors.

     Summercloud Bay. In October 1997, we entered into a consulting agreement with Summercloud Bay, Inc., a corporation in which John K.A. Prendergast is an officer and sole stockholder, to provide strategic and technology consulting services. Dr. Prendergast is a director of Palatin. Under the agreement, we pay Summercloud Bay $4,500 per month and we issued a stock option to Summercloud Bay under our 1996 stock option plan to purchase 50,000 shares of common stock at $7.75 per share. That option is now fully vested and expires in December 2007.

     Paramount Capital, Inc. In February 1998, we engaged Paramount to act as a finder in connection with our Series B preferred stock offering. Michael S. Weiss, who was a director of Palatin from July 1996 to April 1999, was Senior Managing Director of Paramount. Mr. Weiss recused himself from voting on the matter, and the Series B offering was approved by a vote of the disinterested directors. As finder, Paramount received a 10% finder's fee, amounting to $188,750. We also agreed to indemnify Paramount against certain liabilities, including liabilities arising under the Securities Act of 1933, in connection with the Series B offering.

     We entered into an introduction agreement with Paramount under which Paramount acted as our non-exclusive financial advisor for a minimum period of 18 months commencing January 1, 1997. Under this agreement, Paramount has received out-of-pocket expenses incurred in connection with services performed under the introduction agreement,

     o    a retainer of $72,000 and

     o warrants to purchase 17,052 shares of common stock at $6.45 to $6.56 per share, issued to a designee of Paramount Capital, Inc.

Paramount will receive a percentage or lump sum success fees in the event that it assists us in connection with certain financing and strategic transactions.

     In connection with private placements of common stock and warrants from December 1998 to March 1999, in which we raised an aggregate of $6,184,000, we paid Paramount a total of $325,020 in fees and commissions, and issued warrants to designees of Paramount including Lindsay A. Rosenwald, M.D., to purchase a total of 186,923 shares of common stock at $4.70 to $5.06 per share.

     Employment agreements and option grants. We have employment agreements with Messrs. Quilty, Putnam, Spana and Wills, as described in Item 10, Executive Compensation. We have granted stock options to Messrs. Quilty, Putnam, Spana and Wills, and to our four non-employee directors. These option grants are described in Item 10, Executive Compensation.

     Buck A. Rhodes, Ph.D. Dr. Rhodes was a director of RhoMed from its inception until June 30, 1996, was president of RhoMed from its inception until March 7, 1996, and was a director of Palatin from June 25, 1996 through June 30, 1996. Under a consulting agreement dated March 7, 1996 between Dr. Rhodes and RhoMed, we paid Dr. Rhodes $6,833 per month from April 1996 through March 1998 for consulting services.



Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

     The following exhibits are filed with this report, or incorporated by reference as noted:

2.1 Agreement and Plan of Reorganization dated as of April 12, 1996, between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K dated June 25, 1996, filed with the SEC on July 10, 1996.

2.2 Waiver and Consent dated as of June 24, 1996, between Interfilm, Inc., Interfilm Acquisition Corp. and RhoMed Incorporated. Incorporated by reference to Exhibit 2.2 of our Annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

3.1 Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on November 3, 1993. Incorporated by reference to Exhibit 3.1 of our current report on Form 8-K dated July 19, 1996, filed with the SEC on August 9, 1996.

3.2 Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on July 19, 1996. Incorporated by reference to
     Exhibit 3.2 of our current report on Form 8-K dated July 19, 1996, filed with the SEC on August 9, 1996.

3.3 Bylaws. Incorporated by reference to Exhibit 3.2 of our Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

3.4 Certificate of Designations of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on February 21, 1997. Incorporated by reference to Exhibit 3.6 of our Form 10-QSB/A Amendment No. 2 for the quarter ended March 31, 1997, filed with the SEC on July 17, 1997.

3.5 Amendment to the Restated Certificate of Incorporation, as filed with the Delaware Secretary of State on September 5, 1997. Incorporated by reference to Exhibit 3.7 of our Form 10-KSB for the year ended June 30, 1997, filed with the SEC on September 26, 1997.

3.6 Certificate of Designations of Series B Preferred Stock, as filed with the Delaware Secretary of State on April 27, 1998. Incorporated by reference to
     Exhibit 3.8 of our current report on Form 8-K dated April 28, 1998, filed with the SEC on May 8, 1998.

3.7 Certificate of Designations of Series C Preferred Stock, as filed with the Delaware Secretary of State on August 17, 1999. (b)

4.1  Specimen certificate for common stock. Incorporated by Reference to Exhibit
     4.1 of our current report on Form 8-K dated July 19, 1996, filed with the SEC on August 9, 1996.

4.2 Specimen certificate for Series A Convertible Preferred Stock. Incorporated by reference to Exhibit 4.6 of our Form 10-QSB/A Amendment No. 2 for the quarter ended March 31, 1997, filed with the SEC on July 17, 1997.

4.3 Specimen certificate for Series B Convertible Preferred Stock. Incorporated by reference to Exhibit 4.7 of our current report on Form 8-K dated April 28, 1998, filed with the SEC on May 8, 1998.

4.4  Specimen certificate for Series C Convertible Preferred Stock. (b)

10.1 RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996. (a)

10.2 1996 Stock Option Plan, as amended effective July 1, 1999. (a) (b)

10.3 Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit
     4.15 of our Form S-8 filed with the SEC on June 17, 1998. (a)

10.4 Charles L. Putnam Stock Option Agreement. Incorporated by reference to
     Exhibit 4.16 of our Form S-8 filed with the SEC on June 17, 1998. (a)

10.5 1997 Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. (a)

10.6 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Charles Putnam. Incorporated by reference to Exhibit
     10.37 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. (a)

10.7 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit
     10.38 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. (a)

10.8 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to
     Exhibit 10.39 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. (a)

10.9 Employment Agreement dated July 9, 1999 between Palatin Technologies, Inc. and Edward J. Quilty. (a) (b)

10.10 Form of RhoMed Class A Warrant. Incorporated by reference to Exhibit 10.16 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.11 Form of Placement Agent Warrant for the RhoMed Class A Offering. Incorporated by reference to Exhibit 10.17 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.12 Form of RhoMed Class B Warrant. Incorporated by reference to Exhibit 10.19 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.13 Form of Placement Agent Warrant for the RhoMed Class B Offering. Incorporated by reference to Exhibit 10.20 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.14 Form of Placement Agent Warrant for the RhoMed common stock offering. Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.15 Form of Placement Agent Warrant for the Series A Convertible Preferred Stock Offering. Incorporated by reference to Exhibit 10.29 of our registration statement on Form S-3, filed with the SEC on November 25, 1997.

10.16 Convertible Preferred Stock Purchase Agreement dated as of April 28, 1998, between Palatin and the named purchasers, relating to Series B convertible preferred stock. Incorporated by reference to Exhibit 99.1 of our current report on Form 8-K dated April 28, 1998, filed with the SEC May 8, 1998.

10.17 Stock Purchase Agreement dated as of July 6, 1998, between Palatin and TheraTech, Inc. Incorporated by reference to Exhibit 99.1 of our current report on Form 8-K dated July 8, 1998, filed with the SEC on July 9, 1998.

10.18 Lease between Carnegie 214 Associates Limited Partnership and Palatin Technologies, Inc. dated May 6, 1997. Incorporated by reference to Exhibit
     10.26 of our annual report on Form 10-KSB for the year ended June 30, 1997, filed with the SEC on September 26, 1997.

10.19 Lease between WHC-Six Real Estate, L.P. and Palatin Technologies, Inc. dated March 13, 1997. Incorporated by reference to Exhibit 10.27 of our Form 10-KSB for the year ended June 30, 1997, filed with the SEC on September 26, 1997.

10.20 Consulting Agreement between Palatin and Summercloud Bay, Inc. Incorporated by reference to Exhibit 10.36 of our annual report on Form 10-KSB/A, Amendment No. 1, dated June 30, 1998, filed with the SEC on October 2, 1998.

10.21 Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. (c)

21   Subsidiaries. (b)

23   Consent of Arthur Andersen LLP. (b)

27   Financial Data Schedule. (b)
- ------------------------

(a)  Management contract or compensatory plan or arrangement.

(b)  Filed as an exhibit to this report.

(c) Filed as an exhibit to this report. We have requested confidential treatment of certain provisions contained in Exhibit 10.21. The copy filed as an exhibit omits the information subject to the confidentiality request.



b)       Reports on Form 8-K

     We filed one report on Form 8-K during the three months ended June 30, 1999. We filed the report on May 5, 1999, with a date of April 30, 1999, and reported on Item 5, Other Events, relating to completion of a private placement of common stock and warrants.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.



By: /s/ Edward J. Quilty
   ----------------------------
Edward J. Quilty
Chairman of the Board, President and Chief Executive Officer

Date:  September 28, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                       Date
- ---------                               -----                       ----


/s/ Edward J. Quilty
- ---------------------      Chairman of the Board, President   September 28, 1999
Edward J. Quilty           and Chief Executive Officer
                           (principal executive officer)

/s/ Charles L. Putnam
- ---------------------      Executive Vice President and       September 28, 1999
Charles L. Putnam          Director


/s/ Carl Spana
- ---------------------      Executive Vice President and       September 28, 1999
Carl Spana                         Director


/s/ Stephen T. Wills
- ---------------------      Executive Vice President and       September 28, 1999
Stephen T. Wills           Chief Financial Officer (principal
                           financial and accounting officer)



 ---------------------     Director                           September 28, 1999
James T. O'Brien

- ---------------------      Director                           September 28, 1999
John K. A. Prendergast


- ---------------------      Director                           September 28, 1999
Robert G. Moussa


- ---------------------      Director                           September 28, 1999
Robert K. deVeer, Jr.

                                Table of Contents
                        Consolidated Financial Statements


The following Consolidated financial statements of the Company are filed as part of this Report:

                                                                           Page

Report of Independent Public Accountants....................................F-1

Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)...................F-4

Consolidated Statements of Cash Flows.......................................F-7

Notes to Consolidated Financial Statements..................................F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a Delaware corporation in the development stage) and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999, and for the period from January 28, 1986 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the periods indicated above, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP


Philadelphia, PA
  August 20, 1999



                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                     Consolidated Balance Sheets

                                                                                        June 30, 1999            June 30, 1998
                                                                                    ----------------------   ----------------------
ASSETS
Current assets:
  Cash                                                                                    $     2,333,801          $     4,326,187
  Short term investments                                                                          454,827                        -
  Prepaid expenses and other
                                                                                                  147,780                  277,765
                                                                                    ----------------------   ----------------------
      Total current assets
                                                                                                2,936,408                4,603,952

Fixed assets, net of accumulated depreciation and amortization of $676,362 and $454,705 respectively
                                                                                                1,457,605                1,610,117
Restricted cash                                                                                   185,000                  185,000
Other                                                                                             144,032
                                                                                                                            76,000
                                                                                    ----------------------   ----------------------
                                                                                          $     4,723,045          $     6,475,069
                                                                                    ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                        $     1,116,894           $      461,546
  Accrued expenses
                                                                                                1,264,893                1,134,388
  Current portion of long-term debt
                                                                                                        -                  939,588
                                                                                    ----------------------   ----------------------
      Total current liabilities
                                                                                                2,381,787                2,535,522
                                                                                    ----------------------   ----------------------
Deferred license revenue
                                                                                                        -                  550,000
Long-term debt, net of current portion
                                                                                                2,000,000                        -
                                                                                    ----------------------   ----------------------
                                                                                                2,000,000                  550,000
                                                                                    ----------------------   ----------------------

Commitments and contingencies (Note 10)


Stockholders' equity:
  Preferred  stock of $.01 par value - authorized  10,000,000  shares;
   Series A Convertible; 42,484 and 88,329 shares issued and outstanding
    as of June 30, 1999 and 1998, respectively;                                                       425                      883

    Series B Convertible; 13,575 and 18,875 shares issued and outstanding
      as of June 30, 1999 and 1998, respectively;                                                     136                      189

  Common stock of $.01 par value - authorized 75,000,000 shares;
     Issued and outstanding 7,137,595 and 4,099,623 shares as of June 30, 1999
     And 1998 respectively;                                                                        71,376                   40,996

  Additional paid-in capital                                                                   35,610,243               27,183,638

  Unamortized deferred compensation                                                              (18,558)                (516,179)

  Deficit accumulated during development stage                                               (35,322,364)             (23,319,980)

                                                                                    ----------------------   ----------------------
                                                                                                  341,258                3,389,547
                                                                                    ----------------------   ----------------------
                                                                                          $     4,723,045          $     6,475,069
                                                                                    ======================   ======================

            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.



                                                         PALATIN TECHNOLOGIES, INC.
                                                      (A Development Stage Enterprise)
                                                   Consolidated Statements of Operations

                                                    Inception
                                                (January 28, 1986)           Year                    Year                 Year
                                                     through                Ended                    Ended                Ended
                                                  June 30, 1999         June 30, 1999            June 30, 1998        June 30, 1997
                                                ------------------  -----------------------  ------------------ -------------------
REVENUES:
     Grants and contracts                           $   3,304,629             $     59,977         $     33,967       $    350,173
     License fees and royalties                         1,234,296                  550,000                   -             350,000
     Other                                                318,917                        -                   -              22,184
                                                ------------------  -----------------------  ------------------ -------------------
          Total revenues                                4,857,842                  609,977              33,967             722,357
                                                ------------------  -----------------------  ------------------ -------------------



OPERATING EXPENSES:
     Research and development                          23,637,669                8,719,562           7,111,716           3,409,983

     General and administrative                        14,785,001                3,957,401           2,990,756           2,533,883

     Net intangibles write down                           259,334                        -                   -                   -
                                                ------------------  -----------------------  ------------------ -------------------

                                                                                12,676,963                               5,943,866
          Total operating expenses                     38,682,004                                   10,102,472
                                                ------------------  -----------------------  ------------------ -------------------


OTHER INCOME (EXPENSES):
     Interest income                                      948,400                  172,241             408,770             296,009

     Interest expense                                 (1,921,602)                (107,639)           (227,143)           (374,664)

     Merger costs                                       (525,000)                        -                   -                   -
                                                ------------------  -----------------------  ------------------ -------------------


          Total other income/(expenses)               (1,498,202)                   64,602             181,627            (78,655)
                                                ------------------  -----------------------  ------------------ -------------------

NET LOSS                                             (35,322,364)             (12,002,384)         (9,886,878)         (5,300,164)

PREFERRED STOCK DIVIDEND                              (3,121,525)                                    (232,590)         (2,888,935)
                                                                                         -
                                                ------------------  -----------------------  ------------------ -------------------

NET LOSS ATTRIBUTABLE TO COMMON                   $  (38,443,889)          $  (12,002,384)     $  (10,119,468)     $   (8,189,099)
                                                ==================  =======================  ================== ===================


Basic and diluted net loss per Common share         $     (31.57)            $      (2.02)       $      (3.15)       $      (2.80)
                                                ==================  =======================  ================== ===================

Weighted average number of Common shares
    outstanding used in computing basic and
    diluted net loss per Common share                   1,217,670                5,936,498           3,210,684           2,924,073
                                                ==================  =======================  ================== ===================

            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.


                                                        PALATIN TECHNOLOGIES, INC.
                                                     (A Development Stage Enterprise)
                                        Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                          Preferred Stock
                                                         ---------------------------------------------------------------------------
                                                            Shares            Amount           Subscriptions       Receivable
                                                         ----------------  ----------------  ----------------  ----------------
Balance at inception                                                   -        $        -        $        -        $        -
   Preferred stock subscriptions                                       -                 -             4,000            (4,000)
   Issuance of shares from inception                                   -                 -                 -                 -
   Net loss from inception                                             -                 -                 -                 -
                                                         ----------------  ----------------  ----------------  ----------------
Balance, August 31, 1995                                               -                 -             4,000            (4,000)
   Preferred stock subscriptions                                       -                 -            (4,000)            4,000
   Issuance of Preferred shares                                4,000,000             4,000                 -                 -
   Issuance of Common shares on
      $10,395,400 private placement                                    -                 -                 -                 -
   Shares earned but not issued                                        -                 -                 -                 -
   Issuance of Common shares                                           -                 -                 -                 -
   Net loss                                                            -                 -                 -                 -
                                                         ----------------  ----------------  ----------------  ----------------
Balance, June 25, 1996                                         4,000,000             4,000                 -                 -
  Conversion to Palatin Technologies, Inc.                    (4,000,000)           (4,000)                -                 -
Adjusted balance, June 25, 1996                                        -                 -                 -                 -
  Shares outstanding of Palatin
    Technologies, Inc.                                                 -                 -                 -                 -
  Issuance of Common shares                                            -                 -                 -                 -
  Purchase of treasury stock                                           -                 -                 -                 -
                                                         ----------------  ----------------  ----------------  ----------------
Balance, June 30, 1996                                                 -                 -                 -                 -
   Issuance of Preferred shares, net of expenses                 137,780             1,378                 -                 -
   Shares earned but not issued                                        -                 -                 -                 -
   Issuance of Common shares                                           -                 -                 -                 -
   Retirement treasury shares                                          -                 -                 -                 -
   Amortization of deferred compensation                               -                 -                 -                 -
   Net loss                                                            -                 -                 -                 -
                                                         ----------------  ----------------  ----------------  ----------------
Balance, June 30, 1997                                           137,780             1,378                 -                 -
   Issuance of Preferred shares, net of expenses                  18,875               189                 -                 -
   Shares earned but not issued                                        -                 -                 -                 -
   Conversion of Preferred shares into Common shares            (49,451)             (495)                 -                 -
   Issuance of Common shares                                           -                 -                 -                 -
   Retirement treasury shares                                          -                 -                 -                 -
   Amortization of deferred compensation                               -                 -                 -                 -
   Net loss                                                            -                 -                 -                 -
                                                         ----------------  ----------------  ----------------  ----------------
Balance, June 30, 1998                                           107,204             1,072                 -                 -
   Issuance of Preferred shares, net of expenses                       -                 -                 -                 -
   Shares earned but not issued                                        -                 -                 -                 -
   Conversion of Preferred shares into Common shares            (51,145)             (511)                 -                 -
   Issuance of Common shares                                           -                 -                 -                 -
   Retirement treasury shares                                          -                 -                 -                 -
   Amortization of deferred compensation                               -                 -                 -                 -
   Net loss                                                            -                 -                 -                 -
                                                         ================  ================  ================  ================
Balance, June 30, 1999                                            56,059        $      561        $        -        $        -
                                                         ================  ================  ================  ================


            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.



                                                              PALATIN TECHNOLOGIES, INC.
                                                           (A Development Stage Enterprise)
                                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    - Continued -



                                                                     Common Stock                               Deficit
                                ----------------------------------------------------------------------------- Accumulated
                                                            Additional                          Unamortized    During
                                                             Paid-in      Earned but   Treasury    Deferred    Development
                                 Shares         Amount       Capital      not Issued    Stock   Compensation    Stage          Total
                            ------------  ------------  ------------- ---------    -------  ------------ -------------  ------------
Balance at inception                  -      $      -     $       -   $      -     $    -    $       -     $        -      $      -
 Preferred stock
   subscriptions                      -             -             -          -          -            -              -             -
 Issuance of shares from
   inception                  6,922,069     1,177,786       100,000    110,833          -            -              -     1,388,619
 Net loss from inception              -             -             -          -          -            -     (4,235,059)   (4,235,059)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, August 31, 1995      6,922,069     1,177,786       100,000    110,833          -            -     (4,235,059)   (2,846,440)
 Preferred stock
  subscriptions                       -             -             -          -          -            -              -             -
 Issuance of Preferred
   shares                             -             -             -          -          -            -              -         4,000
 Issuance of Common shares
   on $10,395,400 private
   placement                 41,581,600     9,139,303             -          -          -            -              -     9,139,303
 Shares earned but not
   issued                             -             -             -    266,743          -            -              -       266,743
 Issuance of Common
   shares                     1,054,548       458,977      (100,000)  (324,546)         -            -              -        34,431
 Net loss                             -             -             -          -          -            -     (3,897,879)   (3,897,879)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 25, 1996       49,558,217    10,776,066             -     53,030          -            -     (8,132,938)    2,700,158
 Conversion to Palatin
   Technologies, Inc.       (46,807,465)  (10,748,558)   10,752,558          -          -            -              -             -
  Adjusted balance, June
    25, 1996                  2,750,752        27,508    10,752,558     53,030          -            -     (8,132,938)    2,700,158
 Shares outstanding of
  Palatin Technologies,
  Inc.                          108,188         1,082        (1,082)         -          -            -              -             -
 Issuance of Common shares        25,754           257       139,459          -          -            -              -       139,716
 Purchase of treasury
  stock                               -             -             -          -     (1,667)           -              -        (1,667)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1996         2,884,694        28,847    10,890,935     53,030     (1,667)           -     (8,132,938)    2,838,207
 Issuance of Preferred
  shares, net of expenses              -             -    11,635,653          -          -            -              -    11,637,031
 Shares earned but not
  issued                               -             -             -    250,141          -            -              -       250,141
 Issuance of Common shares       135,987         1,360       316,761   (303,171)         -            -              -        14,950
 Retirement treasury shares         (308)           (3)       (1,664)         -      1,667            -              -             -
 Issuance of stock options
   below fair market value             -             -     1,472,716          -          -   (1,472,716)             -
 Amortization of deferred              -             -             -          -          -      394,383              -       394,383
   compensation
    Net loss                           -             -             -          -          -            -    (5,300,164)   (5,300,164)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------




Balance, June 30, 1997        3,020,373        30,204    24,314,401          -          -   (1,078,333)   (13,433,102)    9,834,548
 Issuance of Preferred
   shares, net of expenses            -             -     1,573,295          -          -            -              -     1,573,295
 Issuance of Preferred
   shares expense recapture           -             -        49,733          -          -            -              -        49,733
 Issuance of Common shares       66,696           666        94,873          -          -            -              -        95,539
 Issuance of Common shares
   upon conversion of
   Preferred shares           1,012,554        10,126        (9,631)         -          -            -              -             -
 Issuance of stock options
    below fair market value           -             -     1,161,156          -          -   (1,161,156)              -             -
 Amortization of deferred             -             -             -          -          -    1,723,310              -     1,723,310
     compensation
   Net loss                           -             -             -          -          -            -     (9,886,878)   (9,886,878)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1998        4,099,623        40,995    27,183,827          -          -     (516,179)   (23,319,980)    3,389,547
 Issuance of Common shares    1,842,101        18,421     7,594,182          -          -            -              -     7,612,603
 Issuance of Common shares
   upon conversion of
   Preferred shares           1,115,740        11,158       (10,844)         -          -            -              -             -
 Issuance of Common shares
   upon exercise of warrants      9,874            99        18,676          -          -            -              -        18,775
 Issuance of Common shares
   upon exercise of options      70,257           703        13,348          -          -            -              -        14,051
 Issuance of stock options
    below fair market value           -             -       811,054          -          -     (811,054)             -             -
 Amortization of deferred             -             -             -          -          -    1,308,675              -     1,308,675
     compensation
   Net loss                           -             -             -          -          -            -    (12,002,384)  (12,002,384)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1999        7,137,595    $   71,376   $35,610,243   $      -     $    -   $  (18,558)  $(35,322,364)  $   341,267
                            ============  ============  ============  =========    =======  ===========  =============  ============

            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.

                                      F-6


                                PALATIN TECHNOLOGIES, INC.
                             (A Development Stage Enterprise)
                           Consolidated Statements of Cash Flows




                                                     Inception
                                                    (January 28,          Year               Year              Year
                                                        1986)
                                                      through             Ended               Ended           Ended
                                                    June 30, 1999      June 30, 1999      June 30, 1998   June 30, 1997
                                                  ------------------  ---------------- ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(35,322,364)     $(12,002,384)       $(9,886,878)     $(5,300,164)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                       837,279           232,625            230,160           65,920
      License fee                                         500,000                 -            500,000
      Interest expense on note payable                     72,691                 -                  -           19,304
      Accrued interest on long-term financing             796,038                 -                  -                -
      Accrued interest on short-term financing              7,936                 -                  -         (100,000)
      Intangibles and equipment write down                278,318                 -                  -                -
      Common stock and notes payable issued for
          expenses                                        751,038           127,350             77,500          250,141
      Settlement with consultant                         (28,731)                 -                  -                -
      Deferred revenue                                          -         (550,000)                  -          550,000
      Amortization of deferred compensation             3,426,368         1,308,675          1,723,310          394,383
      Changes in certain operating assets and
          liabilities:
        Accounts receivable                                     -                 -             84,562          (79,988)
        Prepaid expenses and other                      (147,781)           129,985           (102,770)        (108,566)
        Other                                           (709,700)           (79,000)          (199,010)          (4,353)
        Accounts payable                                1,115,994           655,348            145,273          101,849
        Accrued expenses and other                        804,626           130,505           (189,229)          84,790
                                                  ----------------    --------------     --------------  ---------------
            Net cash used for operating
               activities                            (27,618,288)      (10,                 (7,617,082)      (4,126,684)
                                                  ----------------    --------------     --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short term investments                   (454,827)         (424,827)                  -                -
  Purchases of property and equipment                  (2,189,308)          (69,145)        (1,505,229)        (279,705)
                                                  ----------------    --------------     --------------  ---------------
            Net cash used for investing
               activities                              (2,644,135)         (523,972)        (1,505,229)        (279,705)
                                                  ----------------    --------------     --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, related party             302,000                 -                  -                -
   Payments on notes payable, related party              (302,000)                 -           (80,000)                -
   Proceeds from senior bridge notes payable            1,850,000                 -                  -                -
   Payments on senior bridge notes payable             (1,850,000)                 -                  -      (1,000,000)
   Proceeds from notes payable and
     long-term debt                                     3,951,327         2,000,000                  -                -
   Payments on notes payable and
     long-term debt                                    (1,951,327)         (939,588)          (869,551)        (230,175)
   Proceeds from paid-in capital from Common
     stock warrants                                       100,000                 -                  -                -
   Proceeds from Common stock, stock option
     issuances, net                                    17,287,565         7,518,070             18,037           14,950
   Proceeds from Preferred stock, net                  13,210,326                 -          1,573,295       11,637,031
   Purchase of treasury stock                             (1,667)                 -                  -                -
                                                  ----------------    --------------     --------------  ---------------
            Net cash provided by financing
               activities                              32,596,224         8,578,482            641,781       10,421,806
                                                  ----------------    --------------     --------------  ---------------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  2,333,801       (1,992,386)        (8,480,530)        6,015,417

CASH AND CASH EQUIVALENTS, beginning of period                  -         4,326,187         12,806,717        6,791,300
                                                  ----------------    --------------     --------------  ---------------

CASH AND CASH EQUIVALENTS, end of period              $ 2,333,801       $ 2,333,801        $ 4,326,187     $ 12,806,717
                                                  ================    ==============     ==============  ===============

            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.

                                      F-7



                                             PALATIN TECHNOLOGIES, INC.
                                          (A Development Stage Enterprise)
                                       Consolidated Statements of Cash Flows


                                                     Inception
                                                  (January 28, 1986)      Year               Year              Year
                                                      through             Ended             Ended              Ended
                                                    June 30, 1999     June 30, 1999    June 30, 1998     June 30, 1997
                                                  ------------------ ---------------- ----------------- ----------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                $598,343          $ 87,536         $ 281,285        $ 151,999
                                                  ================   ===============   ===============  ===============

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment                                            $  900         $      -          $       -        $       -
                                                  ================   ===============   ===============  ===============

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      Common stock                                       $ 74,187         $      -          $       -        $       -
                                                  ================   ===============   ===============  ===============
   Conversion of note payable to Common stock            $ 16,000         $      -          $       -        $       -
                                                  ================   ===============   ===============  ===============
   Common stock issued for equipment                     $  2,327         $      -          $       -        $       -
                                                  ================   ===============   ===============  ===============
   Common stock issued for expenses
      (included above)                                   $884,565         $ 127,350         $  77,500        $ 394,383
                                                  ================   ===============   ===============  ===============
   Common stock issued for accrued salaries
      and bonuses                                        $ 16,548         $      -          $       -        $       -
                                                  ================   ===============   ===============  ===============
   Accrued interest payable in Common stock              $679,097         $      -           $      -        $ 303,171
                                                  ================   ===============   ===============  ===============

            The accompanying notes to consolidated  financial  statements are an integral part of these financial statements.

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1)            ORGANIZATION ACTIVITIES:

     Nature of Business -- Palatin Technologies, Inc. ("Palatin" or the "Company") is a development-stage, pharmaceutical company headquartered in Princeton, NJ with its research facility in Edison, NJ. The Company is dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. The Company is concentrating on the following products and technologies:

     (i)  LeuTech(TM), an infection and inflammation imaging product
          ("LeuTech"),

     (ii) PT-14, a peptide hormone product for the treatment of sexual dysfunction ("PT-14"), and

     (iii) Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology").


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



     Charter Amendment - On September 5, 1997, an amendment to the Restated Certificate of Incorporation of the Company (the "Amendment") was filed, which:

     (i) increased the total number of authorized shares of Common Stock from 25,000,000 to 75,000,000.

     (ii) Increased the total number of authorized shares of Preferred Stock from 2,000,000 to 10,000,000.

     (iii) Effected a 1-for-4 reverse split of Common Stock..

     (iv) The consolidated financial statements have been retroactively restated to reflect the Amendment.

(2)  BUSINESS RISK AND LIQUIDITY:

     As shown in the accompanying financial statements, the Company incurred substantial net losses of $12,002,384 for the year ended June 30, 1999 and has a deficit accumulated in the development stage of $35,322,364 as of June 30, 1999. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to various technologies. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

     Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements similar to the one signed on August 16, 1999 with Mallinckrodt, Inc. (see Note 15), or other resources. Management believes that through one or a combination of such factors that it will be able to obtain adequate financing to fund the Company's operations through fiscal year 2001, based on current expenditure levels. There can be no assurance that the Company's efforts will be successful.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries, RhoMed, Inc. and Interfilm Technologies, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Stock Options and Warrants -- Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at exercise prices below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being expensed over the vesting period of the option. In addition, during the fiscal year stock options were granted to non-employees which vest over one to four years. The deemed value for accounting purposes of such options is recorded as deferred compensation and is being expensed over the vesting period of the option.

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

     Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the years ended June 30, 1999, 1998 and 1997 and for the period from inception (January 28, 1986) through June 30, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 4,467,999 shares of Common Stock at prices ranging from $0.20 to $360 per share were outstanding at June 30, 1999. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

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

     New Accounting Pronouncements - Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the years ended June 30, 1999, 1998 and 1997, the Company's comprehensive income consists only of its net loss.

     Effective July 1, 1998 the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements. The Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no effect on the Company.


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

     On December 2, 1996, the Board of Directors approved an offering of Series A Preferred Convertible Stock (the "Series A Preferred Offering"), which was approved by the four disinterested directors. The selection of Paramount as placement agent was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Series A Preferred Offering. The Series A Preferred Convertible Stock was initially convertible into Common Stock at a 15% discount to the average closing bid price of the Company's Common Stock for the twenty
(20) consecutive trading days immediately preceding the final closing. The 15% discount on conversion of the Series A Preferred Convertible Stock to Common Stock was determined through negotiations between the Company and the placement agent. The 15% discount has been reflected in the Company's consolidated statement of operations as a dividend to the Series A Preferred Convertible Stock of $2,888,935. The Series A Preferred Convertible Stock is currently convertible into Common Stock at a price per share of Common Stock of $4.67. Paramount received (i) a cash commission equal to 9% of the gross proceeds from the sale of the units or $1,240,020, (ii) a non-accountable expense allowance equal to 4% of gross proceeds or $551,120 and (iii) placement agent's warrants, equal to 10% of the Series A Preferred Convertible Stock issued in the Series A Preferred Offering at an exercise price of $110.00 per share of Series A Preferred Convertible Stock, which terminate ten years from the date of issuance and have certain registration rights. The Company has valued those warrants at $573,537. In the Series A Preferred Offering, investment funds managed by a company of which Dr. Rosenwald is president purchased 10,000 shares of Series A Preferred Convertible Stock at $100 per share.

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

     On April 28, 1998, the Board of Directors approved an offering of Series B Preferred Convertible Stock (the "Series B Preferred Offering"), which was approved by the four disinterested directors. The selection of Paramount as finder pursuant to a finder's fee agreement was approved by the disinterested directors, who concluded that alternative means of financings were not available to the Company on terms more favorable than the Series B Preferred Offering. The Series B Preferred Convertible Stock was initially convertible into Common Stock at a conversion price per share of Common Stock of $5.50, 12.3% discount to the average closing bid price of the Company's Common Stock as of the closing, which conversion price was determined through negotiations between the Company and the investors. The 12.3% discount has been reflected in the Company's consolidated statement of operations as a dividend to the Series B Preferred Convertible Stock of $232,590. The Series B Preferred Convertible Stock is currently convertible into Common Stock at a price per share of Common Stock of $3.52. Paramount received a finder's fee equal to 10% of the gross proceeds from the sale of the units or $188,750.

     Upon the closing of the equity investments sold during the fiscal year ended June 30, 1999, the Company issued to Paramount, or its designees, pursuant to the Introduction Agreement referenced above; (i) warrants to purchase a total of 186,923 shares of the Company's Common Stock at prices ranging from $4.70 to $5.57, (ii) paid commissions of $295,020 in cash and (iii) paid non accountable expenses of $30,000 in cash.

               Management of the Company believes that the terms of the transactions and the agreements described above are on terms at least as favorable as those which it could otherwise have obtained from unrelated parties.



(5)  PROPERTY AND EQUIPMENT:

               Property and equipment consists of the following:


                                    June 30,            June 30,
                                      1999                1998

Office equipment                      $ 374,147           $ 361,087

Laboratory equipment                    428,162             380,631

Leasehold improvements                1,331,658           1,323,104
                                   -------------          ----------
                                      2,133,967           2,064,822

Less: Accumulated depreciation
     and amortization                  (676,362)           (454,705)
                                       ---------           ---------
                                     $1,457,605          $1,610,117
                                     ===========         ===========




(6)  INTANGIBLES:

     The Company owns or has rights to 24 U.S. patents, seven pending U.S. patent applications, and foreign patents and applications in selected foreign countries corresponding to certain U.S. patents and applications.



(7)  LONG-TERM FINANCING:

     On May 13, 1999, the Company received $2,000,000 pursuant to a Subordinated Non-negotiable Promissory Note from Mallinckrodt, Inc. Principle and interest, accrued at 9% per annum, was due by December 31, 2000. The Note was secured by the assets of the Company. This note and accrued interest of $46,489 was satisfied pursuant to the execution of a Strategic Collaboration Agreement signed with Mallinckrodt, Inc. on August 17, 1999. (See Note 15)



(8)  SENIOR BRIDGE NOTES:

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


(10) COMMITMENTS AND CONTINGENCIES:

     Leases -- The Company leases two facilities in New Jersey under non-cancelable operating leases. Future minimum lease payments under those two leases are as follows:


Fiscal Year

2000                        $   223,000

2001                             253,000

2002                             255,330

2003                             204,800

2004 and thereafter              828,588
                            ------------
                            $1,969,718


     Employment Agreements -- On November 27, 1996, the Board of Directors of the Company ratified an employment agreement (the "Employment Agreement") with Edward J. Quilty ("Mr. Quilty") to serve as President and Chief Executive Officer, originally entered into with RhoMed prior to the Merger. Pursuant to the Employment Agreement, Mr. Quilty was granted an option to acquire such number of shares of common stock as equal a 10% fully diluted equity interest in RhoMed, which as a result of the Merger became an option to purchase Common Stock of the Company at an exercise price of $.22 per share, which option vested in 36 equal increments on each of the first 36 monthly anniversaries of the commencement of Mr. Quilty's employment (the "Initial Option"). The Employment Agreement further provided for anti-dilution options, pursuant to which Mr. Quilty was issued options to acquire the number of shares that, when aggregated with the shares issuable pursuant to the Initial Option, equaled not less than 3.75% of the shares of Common Stock of the Company. The Employment Agreement was for an initial period of one year, with automatic one year extensions, and provided that, on certain termination events, the portion of the options that would otherwise have terminated without vesting, would vest and be exercisable upon termination, and also provided for specified termination pay.

     This agreement terminated on July 31, 1999 pursuant to the ratification of a new employment agreement with Mr. Quilty. Under this new employment agreement, Mr. Quilty will continue to serve as Chairman of the Board and Chief Executive Officer. This agreement is for an initial period of three years commencing August 1, 1999.

     On October 12, 1998, the Board of Directors ratified employment agreements with three officers of the Company, Stephen T. Wills, Carl Spana, Ph.D. and Charles Putnam effective September 11, 1998. Pursuant to the agreements, each is serving as an Executive Vice President of the Company. The agreements expire in September 2001 and provide for minimum annual salaries ranging from $65,000 to $200,000 respectively. Pursuant to the agreements, each officer was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.50, the closing price of the Company's Common Stock on September 11, 1998. These options vest over a two year period with the first 33% vested immediately, the next 33% vested on the first anniversary of the date of grant and the remaining 34% vested on the second anniversary of the date of grant. The agreements include specified termination pay and vesting of stock options under certain termination events.

     Consulting Agreements -- The Company is obligated under three consulting agreements to make payments totaling $112,800 in the year ending June 30, 2000.

     License Agreements -- The Company has four license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2000- $200,000, 2001 - $150,000, 2002 - $200,000, 2003 - $200,000 and 2004
- - $200,000.



(11) STOCKHOLDERS' EQUITY (DEFICIT):

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

     Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the "Series A Conversion Price". The current Series A Conversion Price is $4.67, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 21.4 shares of Common Stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the Common Stock as of the date of such sale or issuance. The Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding.

     Common Stock Transactions - At various times in March 1999, the Company sold in a private placement, an aggregate of 514,215 shares of its $.01 par value Common stock and 565,629 detachable five-year non-redeemable warrants. Each Warrant is exercisable for one share of Common stock at an exercise price equal to the per share Common stock purchase price. The Common stock purchase price, which was based on the average closing bid price for the five business days immediately prior to the respective closing dates, ranged from $4.48 per share to $5.06 per share. The Company received net proceeds of approximately $2,175,000, which is being used for working capital and research and development programs.

     In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of $222,370 in cash and agreed to issue five-year warrants to purchase an aggregate of 114,073 shares of Common stock at not less than the exercise prices of the warrants sold in the private placement.

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

        In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of $248,130 in cash and agreed to issue five-year warrants to purchase an aggregate of 194,600 shares of Common stock at $4.70.

               On December 31, 1998, the Company sold in a private placement 287,500 shares of its $.01 par value Common stock, at $4.00 per share and
287,500 detachable five-year non-redeemable warrants. Each Warrant is exercisable for one share of Common stock at an exercise price of $4.375 per share. The Company received net proceeds of approximately $1,000,000, which was used for working capital and research and development programs.

        In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of $92,000 in cash and agreed to issue five-year warrants to purchase an aggregate of 60,000 shares of Common stock at prices ranging from $3.75 to $4.375.

               On July 8, 1998, the Company sold TheraTech 363,636 shares of Common stock at a sale price of $5.50 per share or $2,000,000. The net proceeds of the offering, approximately $1,964,000, was used for research and development of the dosage form of PT-14, the Company's peptide hormone product for the treatment of male erectile dysfunction.

               In the fiscal year ended June 30, 1999, the Company issued 25,000 shares of Common Stock in exchange for services and recorded compensation expense for the fair market value of $5.094 per share.

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

               Outstanding Stock Purchase Warrants -- At June 30, 1999, the Company had the following warrants outstanding.

    -------------------------------------- --------------------- ---------------------- -------------------------
                                                  Common            Exercise Price               Latest
             Warrant                           Stock Shares            per Share            Termination Date
    -------------------------------------- --------------------- ---------------------- -------------------------
    Class A Offering                                     65,668             $      .22                   9/13/05
    -------------------------------------- --------------------- ---------------------- -------------------------
    Class A Placement Agent                              20,737                    .22                   9/13/05
    -------------------------------------- --------------------- ---------------------- -------------------------
    Class B Offering                                     30,776                   2.64                   2/15/06
    -------------------------------------- --------------------- ---------------------- -------------------------
    Class B Placement Agent                               2,336                   5.43                   2/15/06
    -------------------------------------- --------------------- ---------------------- -------------------------
    Common Stock Offering
        Placement Agent                                 212,324                   5.43                   6/25/06
    -------------------------------------- --------------------- ---------------------- -------------------------
    Merger Warrants                                      69,124                   8.68                   6/24/00
    -------------------------------------- --------------------- ---------------------- -------------------------
    Series A Preferred Offering
        Placement Agent                                 286,096                   4.67                   11/9/02
    -------------------------------------- --------------------- ---------------------- -------------------------
    Palatin Offering #1                                 939,250           4.375 - 4.70                  12/31/03
    -------------------------------------- --------------------- ---------------------- -------------------------
    Offering #1 Placement Agent                         254,600            3.75 - 4.70                  12/31/03
    -------------------------------------- --------------------- ---------------------- -------------------------
    Palatin Offering #2                                 565,629            4.48 - 5.06                    3/9/04
    -------------------------------------- --------------------- ---------------------- -------------------------
     Offering #2 Placement Agent                        114,073            4.48 - 5.57                    3/9/04
    -------------------------------------- --------------------- ---------------------- -------------------------
    Other Warrants                                       18,927          6.45 - 282.00                    5/9/02
    -------------------------------------- --------------------- ---------------------- -------------------------
      Total                                           2,579,538         $.22 - $282.00                   6/25/06
                                                      =========         ==============                   =======

     The Class B Offering and Merger Warrants contain provisions providing for termination of the warrant if not exercised following notice of specified per share trading prices.

     Stock Option Plans -- The Company has one stock option plan, approved by the Company's stockholders, currently in effect under which future grants may be issued, the 1996 Stock Option Plan, as amended, for which 2,500,000 shares of Common Stock are reserved. The Company has also granted options under agreements with individuals, and not under any plan. On March 24, 1998 the Company's stockholders approved options to two executive officers to purchase a total of 148,392 shares of Common Stock at an exercise price of $1.00 per share, which options replaced previously granted options to purchase the same number of shares at an exercise price of $5.42 per share.

     Prior to the Merger, the Company had adopted a 1993 Equity Incentive Plan, pursuant to which options for 750 Common Stock shares, giving effect to the Merger and Amendment, were granted and outstanding at June 30, 1999. No new shares can be issued under this Plan.

     Pursuant to the Merger, options which had been granted under RhoMed's four stock option plans constituted RhoMed Securities which were automatically converted into rights upon exercise to receive Common Stock in the same manner in which the shares of RhoMed common stock were converted.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company has elected to adopt the disclosures of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1999 would have been $12,873,122 and $2.02 respectively. Net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1998 would have been $9,533,412 and $3.04, respectively, while net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1997 would have been $5,695,856 and $2.94, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market value at the date of grant for options granted during 1999, 1998 and 1997 is estimated as $1.29, $2.55 and $2.98 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 4.66% in 1999, 5.83% in 1998 and 6.60% in 1997, and an expected option life of 7 years.

     The status of the plans and individual agreements, including predecessor and replacement plans under which options remain outstanding, giving effect to the Merger and the Amendment, during the four years ended June 30, 1999, was as follows:

                                                      Number of shares        Range of prices      Weighted average
                                                     subject to options          per share         Prices per share
           Outstanding at August 31, 1995                 94,444             $6.51 - $360.00            $12.48
              Granted                                    429,463                $.22 - $5.42
              Expired or canceled                       (11,554)              $5.42 - $21.70
              Exercised                                      0                             -

           Outstanding at June 30, 1996                  512,353              $.22 - $360.00            $10.09
              Granted                                    448,552                $.20 - $8.00
              Expired or canceled                       (74,865)                       $5.42
              Exercised                                 (47,918)                        $.20
                                                        --------          ------------------
           Outstanding at June 30, 1997                  838,122              $.20 - $360.00             $8.02
              Granted                                    519,321                $.20 - $7.75
              Expired or canceled                      (201,582)              $ .20 - $10.85
              Exercised                                  (5,944)                        $.22

           Outstanding at June 30, 1998                1,149,917              $.20 - $360.00            $ 6.92
                                                                                                        ======
              Granted                                    806,128              $2.50 - $5.813
              Expired or canceled                       (41,697)                $.22 - $6.50
              Exercised                                 (70,257)
                                                                                        $.22
           Outstanding at June 30, 1999                1,844,091              $.20 - $360.00            $ 4.29
                                                       =========              ==============            ======
           Exercisable at June 30, 1999                696,335                $.20 - $360.00            $ 3.73
                                                       =========              ==============            ======

(12) GRANTS AND CONTRACTS:

     The Company applies for and has received grants and contracts under the Small Business Innovative Research ("SBIR") program and other federally funded grant and contract programs. Since inception, approximately $2,970,117 of the Company's revenues have been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited.



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

     The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its license option agreement with ("Nihon"). This $550,000 was recognized pursuant to a determination by both Nihon and the Company to change the development emphasis and termination of the original agreement. In May 1997, the Company entered into a License Agreement with The Wistar Institute of Anatomy and Biology ("Wistar") related to the antibody and cell line used for LeuTech for a defined field of use. The agreement includes future payments to Wistar based on milestones. The Company paid $50,000 in license fees during the year ended June 30, 1999, such fee was accounted for as an expense in the statement of operations during the year ended June 30, 1999.

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

     On March 31, 1998, the Company entered into a License Agreement with Competitive Technologies, Inc. ("CTI") pursuant to which the Company paid, in July 1998, $50,000 to CTI as a license fee. Such license fee was accounted for as an expense in the statement of operations during the year ended June 30, 1998. The agreement includes future payments to CTI in subsequent years based on certain factors. The Company paid $50,000 in license fees during the year ended June 30, 1999, such fee was accounted for as an expense in the statement of operations during the year ended June 30, 1999.



(14) INCOME TAXES:

     The Company has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. A valuation allowance for the net deferred tax assets has been recorded at June 30, 1999, based on the weight of evidence that the deferred tax assets exceed the likely reversal of deferred tax liabilities and likely taxable income.

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


(15) SUBSEQUENT EVENTS:

     As of August 17, 1999, Palatin entered into a strategic collaboration agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop, manufacture, market and sell LeuTech. Under the terms of the agreement, Mallinckrodt:

     1. received an exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech and paid a licensing fee of $500,000;

     2. agreed to make milestone payments totaling $10,000,000 upon FDA approval of the first LeuTech indication and upon the attainment of certain sales goals following product launch;

     3. agreed to reimburse Palatin for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;

     4. agreed to pay to Palatin a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;

     5. purchased 700,000 restricted shares of Palatin's non-voting Series C convertible preferred stock for $13,000,000;

     6. agreed that the Series C convertible preferred stock purchased by them would be convertible after five years, or earlier upon the occurrence of a change in control in Palatin (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights;

     7. agreed to the oversight of LeuTech development and marketing activities by a joint steering committee, comprised of equal numbers of representatives to be appointed by each of Palatin and Mallinckrodt;

     8. agreed to the potential termination of the agreement by either party in the event of material breach or nonpayment by the other party and the expiration of the agreement after the commercial sale of LeuTech ceases;

     9. agreed that if the agreement was validly terminated by Palatin before its expiration due to a material breach or nonpayment by Mallinckrodt, then, among other things, all licenses granted to Mallinckrodt will be terminated, Mallinckrodt will assign to Palatin any interest they may have in any trademarks used to market LeuTech as well as any regulatory filings they may have made in connection with LeuTech and Mallinckrodt will continue to pay Palatin royalty on the sale of any inventory they may have the right to dispose of; and

     10. agreed that if the agreement was validly terminated by Mallinckrodt before its expiration due to a material breach or nonpayment by Palatin, then, among other things, all licenses granted to Mallinckrodt under the terms of the agreement will be considered exclusive and irrevocable, Palatin shall transfer to Mallinckrodt all contractual and intellectual property rights necessary for the production of LeuTech in quantities sufficient to meet Mallinckrodt's needs, and Mallinckrodt shall continue to pay Palatin royalty on all sales of LeuTech.