Form 10QSB
period 1999-09-30
PALATIN TECHNOLOGIES INC
filed 1999-11-15
CIK 911216

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 12, 1999, 7,243,784 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]      No  [X]

================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                Table of Contents



PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements (unaudited)

     CONSOLIDATED BALANCE SHEETS -- As of September 30, 1999
       and June 30, 1999 ............................................... Page 3

     CONSOLIDATED STATEMENTS OF OPERATIONS --
       For the Three Months Ended September 30, 1999
       and September 30, 1998 and the Period from January 28, 1986
       (Commencement of Operations) through September 30, 1999.......... Page 4

     CONSOLIDATED STATEMENTS OF CASH FLOWS --
       For the Three Months Ended September 30, 1999
       and September 30, 1998 and the Period From January 28, 1986
       (Commencement of Operations) through September 30, 1999.......... Page 5

     Notes to Consolidated Financial Statements......................... Page 6


  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................. Page 10

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings............................................ Page 14

  Item 2.  Changes in Securities and Use of Proceeds.................... Page 14

  Item 3.  Defaults Upon Senior Securities.............................. Page 14

  Item 4.  Submission of Matters to a Vote of Security Holders.......... Page 14

  Item 5.  Other Information............................................ Page 14

  Item 6.  Exhibits and Reports on Form 8-K............................. Page 14

Signatures.............................................................. Page 15

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                      Consolidated Balance Sheets
                                                              (unaudited)

                                                                                 September 30, 1999          June 30, 1999
                                                                                ----------------------   ----------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                    $           10,725,204   $             2,333,801
  Accounts receivable                                                                       1,250,000                        -
  Short term investments                                                                      857,457                  454,827
  Prepaid expenses and other                                                                   78,321                  147,780
                                                                                ----------------------   ----------------------
      Total current assets                                                                 12,910,982                2,936,408

Fixed assets, net of accumulated depreciation and amortization
  of  $733,030 and $676,362, respectively                                                   1,405,750                1,457,605
Restricted cash                                                                               185,000                  185,000
Other                                                                                          62,530                  144,032
                                                                                ----------------------   ----------------------
                                                                               $           14,564,262   $            4,723,045
                                                                                ======================   ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $            1,326,766  $             1,116,894
  Accrued expenses                                                                          1,285,709                1,264,893
                                                                                ----------------------   ----------------------
      Total current liabilities                                                             2,612,475                2,381,787
                                                                                ----------------------   ----------------------
Long term debt                                                                                      -                2,000,000
                                                                                ----------------------   ----------------------

Commitments and contingencies (Note 4)


Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
   Series A Convertible; 38,936 and 42,484 shares issued and outstanding
    as of September 30, 1999 and June 30, 1999, respectively;                                     389                      425
   Series B Convertible; 12,875 and 13,575 shares issued and outstanding
      as of September 30, 1999 and June 30, 1999 respectively;                                    129                      136
   Series C Convertible; 700,000 shares issued and outstanding
      as of September 30, 1999;                                                                 7,000                       -
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 7,240,329 and 7,137,595 shares as of
      September 30, 1999 and June 30, 1999, respectively;                                      72,404                   71,376
  Additional paid-in capital                                                               48,616,207               35,610,243
  Unamortized deferred compensation                                                                 -                  (18,558)
  Deficit accumulated during development stage                                            (36,744,342)             (35,322,364)
                                                                                ----------------------   ----------------------
      Total stockholders' equity                                                           11,951,787                  341,258
                                                                                ----------------------   ----------------------
                                                                               $           14,564,262   $            4,723,045
                                                                                ======================   ======================


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



                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                 Consolidated Statements of Operations
                                                              (unaudited)

                                                                                                          Inception
                                                                                                     (January 28, 1986)
                                                              Three Months Ended September 30,             through
                                                                1999                  1998           September 30, 1999
                                                          ------------------    ------------------  ----------------------
REVENUES:
     Grants and contracts                                $       1,250,000     $               -   $           4,554,629
     License fees and royalties                                    500,000                     -               1,734,296
     Other                                                               -                     -                 318,917
                                                          ------------------    ------------------  ----------------------
          Total revenues                                         1,750,000                     -               6,607,842
                                                          ------------------    ------------------  ----------------------

OPERATING EXPENSES:
     Research and development                                    2,448,623             2,137,591              26,086,292
     General and administrative                                    769,434               846,290              15,554,435
     Net intangibles write down                                          -                     -                 259,334
                                                          ------------------    ------------------  ----------------------
          Total operating expenses                               3,218,057             2,983,881              41,900,061
                                                          ------------------    ------------------  ----------------------

OTHER INCOME (EXPENSES):
     Interest income                                                71,315                60,216               1,019,715
     Interest expense                                              (25,236)              (33,999)             (1,946,838)
     Merger costs                                                        -                     -                (525,000)
                                                          ------------------    ------------------  ----------------------
          Total other income/(expenses)                             46,079                26,217              (1,452,123)
                                                          ------------------    ------------------  ----------------------

NET LOSS                                                        (1,421,978)           (2,957,664)            (36,744,342)

PREFERRED STOCK DIVIDEND                                                 -                     -              (3,121,525)
                                                          ------------------    ------------------  ----------------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                             $       (1,421,978)   $      (2,957,664)  $         (39,865,867)
                                                          ==================    ==================  ======================

Basic and diluted net loss per common share              $            (0.20)   $           (0.66)  $              (29.69)
                                                          ==================    ==================  ======================
Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share                            7,203,601            4,502,090               1,342,745
                                                          ==================    ==================  ======================



          The accompanying notes to the consolidated financial statements are an integral part of these financial statements.



                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                 Consolidated Statements of Cash Flows
                                                              (unaudited)
                                                                                                          Inception
                                                                                                      (January 28, 1986)
                                                               Three Months Ended September 30,            Through
                                                                 1999                 1998            September 30, 1999
                                                           -----------------   -------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $     (1,421,978)   $       (2,957,664)  $     (36,744,342)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                 59,170                57,757             896,449
      License fee                                                        -                     -             500,000
      Interest expense on note payable                                   -                     -              72,691
      Accrued interest on long-term financing                            -                     -             796,038
      Accrued interest on short-term financing                           -                     -               7,936
      Intangibles and equipment write down                               -                     -             278,318
      Common stock and notes payable issued for                                                -             751,038
expenses                          -
      Settlement with consultant                                         -                     -             (28,731)
      Amortization of deferred compensation                          18,558               254,881          3,444,926
      Changes in certain operating assets and
liabilities:
        Accounts receivable                                     (1,250,000)                    -          (1,250,000)
        Prepaid expenses and other                                   69,459             (104,578)            (78,322)
        Other                                                        79,000               (8,856)           (630,700)
        Accounts payable                                            209,872              452,205           1,325,866
        Accrued expenses and other                                   20,816             (451,999)            825,442
                                                           -----------------   -------------------  ------------------
            Net cash used for operating activities              (2,215,103)           (2,758,254)        (29,833,391)
                                                           -----------------   -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short term investments                             (402,630)                     -           (857,457)
  Purchases of property and equipment                               (4,812)              (15,825)         (2,194,120)
                                                           -----------------   -------------------  ------------------
            Net cash used for investing activities                (407,442)              (15,825)         (3,051,577)
                                                           -----------------   -------------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                             -                     -             302,000
  Payments on notes payable, related party                               -                     -            (302,000)
  Proceeds from senior bridge notes payable                              -                     -           1,850,000
  Payments on senior bridge notes payable                                -                     -          (1,850,000)
  Proceeds from notes payable and long term debt                         -                     -           3,951,327
  Payments on notes payable and long term debt                           -              (241,707)         (1,951,327)
  Proceeds from Common stock, stock option
     and warrant issuances, net                                     13,948             2,209,324          17,401,513
  Proceeds from Preferred stock, net                            11,000,000                     -          24,210,326
  Purchase of treasury stock                                             -                     -              (1,667)
                                                           -----------------   -------------------  ------------------
            Net cash provided by financing activities           11,013,948             1,967,617          43,610,172
                                                           -----------------   -------------------  ------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           8,391,403              (806,462)         10,725,204

CASH AND CASH EQUIVALENTS, beginning
   of period                                                     2,333,801             4,511,187                   -
                                                           -----------------   -------------------  ------------------
CASH AND CASH EQUIVALENTS, end of period                  $     10,725,204    $        3,704,725   $      10,725,204
                                                           =================   ===================  ==================

          The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                       5

                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Organization Activities:

Nature of Business -- Palatin Technologies, Inc. ("Palatin" or the "Company") is a development-stage, pharmaceutical company headquartered in Princeton, New Jersey, with its research facility in Edison, New Jersey. The Company is dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. The Company is concentrating on the following products and technologies:

     (i)  LeuTech(TM), an infection and inflammation imaging product
          ("LeuTech"),

     (ii) PT-14, a peptide hormone product for the treatment of sexual dysfunction ("PT-14"), and

     (iii) Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology").

Business Risk and Liquidity - As shown in the accompanying financial statements, the Company incurred substantial net losses of $1,421,978 for the three months ended September 30, 1999 and has a deficit accumulated during development stage of $36,744,342. The Company anticipates incurring additional losses over at least the next several years, and such losses are expected to increase as the Company expands its research and development activities relating to various technologies. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

On August 16, 1999, the Company entered into a Strategic Collaboration Agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt paid a $500,000 license fee, which the Company recognized as revenue in the three months ended September 30, 1999, and purchased 700,000 restricted shares of our Series C Convertible Preferred Stock for $13,000,000. Upon the occurrence of the earlier of 5 years or a change of control in Palatin (as defined in the agreement), the stock is convertible into 700,000 shares of Common Stock with certain registration rights and anti-dilution rights . In addition, Mallinckrodt agreed to make milestone payments totaling $10,000,000 upon FDA approval of the first LeuTech indication and attainment of sales goals following product launch, reimburse us for 50% of all ongoing LeuTech development costs and pay us a transfer price on each LeuTech product unit and a royalty on Mallinckrodt's future net sales of LeuTech. After offsetting our $2,000,000 subordinated note to Mallinckrodt including interest of $46,849, we received net proceeds of $11,453,151 on August 17, 1999. During the three months ended September 30, 1999, the Company recognized $1,250,000 as contract revenue related to the shared development costs of LeuTech.

Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs. Management believes that through one or a combination of such factors the Company will be able to obtain adequate financing to fund its operations through calendar year 2000, based on current expenditure levels. There can be no assurance that the Company's efforts will be successful.


(2)  Basis of Presentation:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the three month period ended September 30, 1999 and 1998 and for the period from inception (January 28, 1986) to September 30, 1999. The results of operations for the three month period ended September 30, 1999 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2000. The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended June 30, 1999 and 1998 filed with the Company's Form 10-KSB for the year ended June 30, 1999.


(3)  Summary of Significant Accounting Policies:

Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates -- The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Short-Term Investments -- The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. As of September 30, 1999 the unrealized gain on investments was immaterial.

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

Net Loss per Common Share -- The Company applies SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three months ended September 30, 1999 and 1998 and for the period from inception (January 28, 1986) through September 30, 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 5,421,837 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at September 30, 1999.

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


(4)  Commitments and Contingencies:

Consulting Agreements -- The Company is obligated under three consulting agreements to make payments totaling $112,800 in fiscal 2000. License Agreements -- The Company has four license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2000- $200,000, 2001 - $150,000, 2002 - $200,000, 2003 - $200,000 and 2004 - $200,000.

Legal Proceedings -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company.

(5)  Subsequent Event:

On November 12, 1999, the Company announced that the Board of Directors of both Palatin and Molecular Biosystems, Inc. ("MBI"), have approved a definitive agreement to merge the two companies. The combined company will keep the Palatin name and be headquartered in Princeton, New Jersey. The definitive agreement specifies that the merger is subject to approval of the stockholders of both companies. Under the agreement, stockholders of MBI will receive 0.525 shares of Palatin Common stock for each share of MBI Common stock. The stock swap will be accounted for using the purchase method of accounting. Upon completion of the transaction, stockholders of Palatin and stockholders of MBI will each own approximately 50% of the combined company. The merger agreement provides for a termination payment in the event that either party terminates the merger.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report. Unless otherwise indicated, all references to our business include Palatin and our wholly owned inactive subsidiary, RhoMed. We make forward-looking statements in this report. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-KSB for the year ended June 30, 1999. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Results of Operations

Three Month Period Ended September 30, 1999 Compared to Three Month Period Ended September 30, 1998.

Grants and Contracts - We recorded $1,250,000 as contract revenue during the three month period ended September 30, 1999 related to the shared development costs of LeuTech pursuant to our strategic collaboration agreement. We had no revenues from grants and contracts during the three month period ended September 30, 1998.

License Fees and Royalties - We recorded $500,000 in license fees as revenue during the three month period ended September 30, 1999. We received these license fees pursuant to our strategic collaboration agreement with Mallinckrodt, Inc. We had no revenues from license fees or royalties during the three month period ended September 30, 1998.

Research and development - Research and development expenses increased to $2,448,623 for the three month period ended September 30, 1999 compared to $2,137,591 for the three month period ended September 30, 1998. We substantially increased research and development spending, primarily relating to development of LeuTech, including increased expenses for manufacturing scale-up and regulatory consulting. We expect research and development expenses to continue to increase in future quarters as we expand clinical trials and manufacturing efforts on LeuTech and expand our efforts to develop our PT-14 technology.

General and administrative - General and administrative expenses decreased to $769,434 for the three month period ended September 30, 1999 compared to $846,290 for the three month period ended September 30, 1998. The decrease in general and administrative expenses were mainly attributable to the decrease in amortization expense of deferred compensation, totaling $18,558 for the three month period ended September 30, 1999.

Interest income - Interest income increased to $71,315 for the three month period ended September 30, 1999 compared to $60,216 for the three month period ended September 30, 1998. Interest income increased primarily because we received funds available for investment purposes pursuant to our strategic collaboration agreement with Mallinckrodt.

Interest expense - Interest expense decreased to $25,236 for the three month period ended September 30, 1999 compared to $33,999 for the three month period ended September 30, 1998. Interest expense decreased because we repaid outstanding principal on long-term debt provided by Phoenixcor, outstanding in 1998. That decrease was partially offset by interest expense on the $2,000,000 note payable to Mallinckrodt which was repaid in connection with the strategic collaboration agreement.

Net loss - Net loss decreased to $1,421,978 for the three month period ended September 30, 1999 compared to $2,957,664 for the three month period ended September 30, 1998. The decrease is due to revenues received under our strategic collaboration agreement with Mallinckrodt.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses. As of September 30, 1999, we had a deficit accumulated during development stage of $36,744,342. We have financed our net operating losses through September 30, 1999 by a series of debt and equity financings. At September 30, 1999, we had cash and investments of $11,582,661.

For the three months ended September 30, 1999, the net increase in cash was $8,391,403. Net cash used for operating activities was $2,215,103, net cash used for investing activities was $407,442 and net cash provided by financing activities was $11,013,948.

As of August 17, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop, manufacture, market and sell LeuTech. Under the terms of the agreement,
Mallinckrodt:

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

     o purchased 700,000 restricted shares of Palatin's non-voting Series C convertible preferred stock for $13,000,000; and

     o agreed that the Series C convertible preferred stock purchased by them would be convertible after five years, or earlier upon the occurrence of a change in control in Palatin (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights.

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

We have entered into four license agreements, which require minimum yearly payments. Future minimum fiscal year payments under the license agreements are as follows: 2000 - $200,000, 2001 - $150,000, 2002 - $200,000, 2003 - $200,000
and 2004 - $200,000.

We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

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

We currently believe that costs of addressing these issues will not have a material adverse impact on our financial position. We plan to devote all resources required to resolve any significant year 2000 issues in a timely manner. Through the fiscal year ended June 30, 1999, we have expended under $10,000 on the year 2000 issue and expect that future costs will be approximately $10,000. There were no systems projects or undertakings which were delayed or postponed due to the Company's Year 2000 efforts. To date, we have not made any contingency plans to address third-party year 2000 risks. We will formulate contingency plans to the extent necessary in the remainder of 1999.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

None.


Item 2.    Changes in Securities and Use of Proceeds.

As of August 17, 1999, we sold 700,000 restricted shares of Series C Convertible Preferred Stock to Mallinckrodt, Inc. at an effective sale price in excess of $18.57 per share, for gross proceeds of $13,000,000. We sold the preferred stock to Mallinckrodt, an accredited investor, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended. Mallinckrodt represented that it was purchasing the preferred stock for its own account for investment and not with a view toward resale or distribution to others. The certificate representing the preferred stock bears a restrictive legend.


Item 3.    Defaults Upon Senior Securities.

None.


Item 4.    Submission of Matters to a Vote of Security Holders.

None.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

          (a) Exhibits

              27  Financial Data Schedule

          (b) Reports on Form 8-K

          We filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Palatin Technologies, Inc.
                                              (Registrant)


                                               /s/ Edward J. Quilty
                                              ----------------------------
Date: November 15, 1999                       Edward J. Quilty
                                              Chairman of the Board
                                              and Chief Executive Officer


                                               /s/ Stephen T. Wills
                                              ----------------------------
Date: November 15, 1999                       Stephen T. Wills
                                              Vice President and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)