Form 10KSB/A
period 1999-06-30
PALATIN TECHNOLOGIES INC
filed 1999-12-28
CIK 911216

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

Documents incorporated by reference:  not applicable

Transitional Small Business Disclosure Format (check one):  Yes       No  X

                                TABLE OF CONTENTS



                                     PART I

                                                                            Page

Item  1.  Description of Business                                             1

Item  2.  Description of Property                                            15

Item  3.  Legal Proceedings                                                  15

Item  4.  Submission of Matters to a Vote of Security Holders                15



                                     PART II

Item  5.  Market for Common Equity and Related Stockholder Matters           16

Item  6.  Management's Discussion and Analysis or Plan of Operations         18

Item  7.  Financial Statements                                               22

Item  8.  Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                   22


                                    PART III

Item  9.  Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act          22

Item 10.  Executive Compensation                                             25


Item 11.  Security Ownership of Certain Beneficial Owners and Management     33

Item 12.  Certain Relationships and Related Transactions                     37

Item 13.  Exhibits and Reports on Form 8-K                                   38



Signatures                                                                   42




Financial Statements                                                        F-1

         PART I

Forward-looking statements


     We make forward-looking statements in this report and the documents we incorporate by reference. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report and in the documents we incorporate by reference. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


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

                  Period:              High bid price         Low bid price
                  -------              --------------         -------------
July 1 - September 30, 1997*                9 1/2                 6 1/4
October 1 - December 31, 1997              10 3/4                 5 1/4
January 1 - March 31, 1998                  7 3/8                 5 1/2
April 1 - June 30, 1998                    9 1/16                 4 3/4
July 1 - September 30, 1998                 5 1/2                1 29/32
October 1 - December 31, 1998              5 13/16                1 3/8
January 1 - March 31, 1999                  6 3/8                 3 3/4
April 1 - June 30, 1999                       7                   3 3/4
July 1 - September 27, 1999                 5 1/8                 3 3/8
---------------------------------
*Prices before September 5, 1997 have been adjusted to reflect the 1-for-4 reverse split of common stock which took place on September 5, 1997.

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


     Other - We had no revenues from sales during the year ended June 30, 1998. During the year ended June 30, 1997, we discontinued sales of our RhoChek product due to insufficient sales. Total revenues from sales during the year ended June 30, 1997, were $22,184.


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


     Interest expense - Interest expense decreased to $227,143 for the year ended June 30, 1998 from $374,664 for the year ended June 30, 1997. The decrease is due to our repayment of outstanding principal on long-term debt provided by Aberlyn Capital Management Limited Partnership.

     Net loss - Net loss increased to $9,886,878 for the year ended June 30, 1998 from $5,300,164 for the year ended June 30, 1997.

Liquidity and Capital Resources


     Since our inception, we have incurred net operating losses and, as of June 30, 1999, had an accumulated deficit of $35,322,364. We have financed our net operating losses through June 30, 1999 by a series of debt and equity financings. At June 30, 1999, we had cash and investments of $2,867,628.


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


     On May 13, 1999, we received $2,000,000 from Mallinckrodt, Inc. pursuant to a subordinate note. Principal and interest, accrued at 9% per year, was due by December 31, 2000. The note was secured by the our assets. We paid the note in full on August 17, 1999 along with interest expense of $46,849.


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


     As of August 17, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt paid a license fee of $500,000 and purchased 700,000 restricted shares of our Series C convertible preferred stock for $13,000,000. In addition, Mallinckrodt agreed to make milestone payments totaling $10,000,000 on FDA approval of the first LeuTech indication and attainment of sales goals following product launch, to reimburse us for 50% of all ongoing LeuTech development costs, and to pay us a transfer price on each LeuTech product unit and a royalty on Mallinckrodt's future net sales of LeuTech. After repaying our subordinate note to Mallinckrodt for $2,000,000 with interest of $46,849, we received net proceeds of $11,453,151 on August 17, 1999. Had this agreement been executed on June 30, 1999, our cash and investments would have been $14,320,779 and stockholder's equity would have been $13,816,609.


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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Executive officers and directors. The following table sets forth the names, ages and positions of our executive officers and directors:

Name                                                 Age      Position with Palatin
----                                                 ---      ---------------------
Edward J. Quilty (1)                                  48      Chairman of the board, president, chief executive
                                                              officer and director
Charles Putnam                                        46      Executive vice president, chief operating officer
                                  and director
Carl Spana, Ph.D.                                     37      Executive vice president, chief technology officer
                                  and director
Stephen T. Wills                                      42      Executive vice president and chief financial
                                                              officer, secretary and treasurer
James T. O'Brien (1) (2)                              60      Director
John K.A. Prendergast, Ph.D. (1)                      45      Director
Robert G. Moussa (1)                                  53      Director
Robert K. deVeer, Jr. (2)                             53      Director
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

                           SUMMARY COMPENSATION TABLE
                                                                                  Long Term
                                                                                Compensation
                                                                             --------------------
                          Annual Compensation                                      Awards
-------------------------------------------------------------------------    --------------------
                                                                                                      All other
Name and                                                                             Option           Compen-
Principal Position              Year          Salary           Bonus                Shares(1)         sation
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

                        OPTION GRANTS IN LAST FISCAL YEAR
                                Individual Grants

                      Number of       % of Total
                      Securities        Options
                      Underlying      Granted to      Exercise
                       Options         Employees      or Base        Expiration
           Name       Granted (#)   in Fiscal Year  Price ($/Sh)        Date
           ----       ------------  --------------  -----------         ----
Edward J. Quilty      100,000(1)         17.5%            $4.000      12/11/08
Charles Putnam        50,000(2)          8.8%             $2.500       9/11/08
Charles Putnam        50,000(3)          8.8%             $4.125      12/31/08
Carl Spana, Ph.D.     50,000(2)          8.8%             $2.500       9/11/08
Carl Spana, Ph.D.     50,000(3)          8.8%             $4.125      12/31/08
Stephen T. Wills      50,000(2)          8.8%             $2.500       9/11/08
Stephen T. Wills      50,000(3)          8.8%             $4.125      12/31/08
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

     The address for all beneficial owners, unless otherwise noted, is c/o Palatin Technologies, Inc., 214 Carnegie Center, Suite 100, Princeton, NJ 08540.

                                                                                             Percent of
                                                                               Percent of       Voting
Class          Name of Beneficial Owner                              Shares       Class         Power
------         -------------------------                           ----------  ---------    ----------
Common         Edward J. Quilty                                     541,816(1)     7.0%           *

Common         Charles Putnam                                       231,962(2)     3.1%           *

Common         Carl Spana, Ph.D.                                    235,385(3)     3.1%           *

Common         Stephen T. Wills                                     155,570(4)     2.1%           *

Common         James T. O'Brien                                      27,615(5)                    *

Common         John K.A. Prendergast, Ph.D.                          75,839(6)     1.0%           *


                                                                                             Percent of
                                                                               Percent of       Voting
Class          Name of Beneficial Owner                              Shares       Class         Power
------         -------------------------                           ----------  ---------    ----------
Common         Robert G. Moussa                                      16,516(7)      *             *

Common         Robert K. deVeer, Jr.                                  7,422(8)      *             *


Common         Lindsay A. Rosenwald, M.D.(9)                     1,280,190(10)    16.5%         12.0%


Common         Paramount Capital Asset Management, Inc.(9)         692,130(11)     9.2%          7.6%

Common         The Aries Trust, a Cayman Islands trust(9)          473,551(12)     6.4%          5.2%

Common         Albert Fried, Jr.(13)                               549,239(14)     7.1%           *

Common         TheraTech, Inc.(15)                                     363,636     5.0%          4.5%

Series A       Lindsay A. Rosenwald, M.D.(9)                        15,079(16)    34.3%          3.9%
Preferred

Series A       Paramount Capital Asset Management, Inc.(9)          11,000(17)    27.5%          2.9%
Preferred

Series A       The Aries Trust, a Cayman Islands trust(9)            7,150(18)    18.1%          1.9%
Preferred


Series A       Aries Domestic Fund(9)                                3,850(18)     9.8%          1.0%
Preferred

Series A       J.F. Shea Co., Inc.(20)                               5,000        12.8%          1.3%
Preferred


Series A       Albert Fried, Jr.(13)                                  3,000        7.7%           *
Preferred


               All directors and executive officers as a         1,292,305(21)    15.3%          1.3%
               group (seven persons)


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

(9) Address is c/o Paramount Capital, Inc., 787 Seventh Avenue, New York, NY 10019.


(10) Includes 309,595 shares which Dr. Rosenwald, or persons with whom he shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Dr. Rosenwald shares voting and investment power as to 1,051,597 of the 1,280,190 shares shown in the table with the following persons:


          o    RAQ, LLC, as to 358,245 shares

          o    Paramount Capital Asset Management, Inc., as to 692,130 shares

          o    The Aries Trust, as to 473,551 shares

          o    Aries Domestic Fund, as to 218,579 shares

          o    Aries II, as to 1,222 shares


     Dr. Rosenwald is the president of RAQ, LLC, and is the president, chairman of the board and sole shareholder of Paramount Capital Asset Management, Inc., which is the investment manager of The Aries Trust and the general partner of Aries Domestic Fund. Dr. Rosenwald and Paramount Capital Asset Management disclaim beneficial ownership of the securities held by The Aries Trust, Aries Domestic Fund and Aries II, except to the extent of their pecuniary interest, if any. The table does not include any shares owned or issuable upon exercise of warrants held by employees of Paramount Capital, Inc., of which Dr. Rosenwald is the president, or Paramount Capital Investments, of which Dr. Rosenwald is the chairman of the board and president.


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


(19) Includes 350 shares which Aries Domestic Fund, or persons with whom it shares voting and investment power, have the right to acquire now or within 60 days after September 27, 1999. Aries Domestic Fund shares voting and investment power as to 3,850 shares with Dr. Rosenwald and Paramount Capital Asset Management. All of the shares owned or purchasable by Aries Domestic Fund are also included in the beneficial ownership of Dr. Rosenwald and of Paramount Capital Asset Management, as explained in notes (10) and (11) above.

(20) Address is 655 Brea Canyon Road, Walnut, CA 91789.

(21) Includes 1,189,684 shares which directors and officers have the right to acquire now or within 60 days after September 27, 1999.



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

10.21 Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. (c)

21   Subsidiaries. (b)

23   Consent of Arthur Andersen LLP. (b)

27   Financial Data Schedule. (b)
------------------------

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


PALATIN TECHNOLOGIES, INC.


By: /s/ Edward J. Quilty
   ----------------------------
   Edward J. Quilty
   Chairman of the Board, President and Chief Executive Officer



By: /s/ Stephen T. Wills
    ---------------------------
   Stephen T. Wills
   Executive Vice President and Chief Financial Officer

Date:  December 27, 1999

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

Commitments and contingencies (Note 9)


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



                                                              PALATIN TECHNOLOGIES, INC.
                                                           (A Development Stage Enterprise)
                                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    - Continued -



                                                                     Common Stock                               Deficit
                                ----------------------------------------------------------------------------- Accumulated
                                                            Additional                          Unamortized    During
                                                             Paid-in      Earned but   Treasury    Deferred    Development
                                 Shares         Amount       Capital      not Issued    Stock   Compensation    Stage          Total
                            ------------  ------------  ------------- ---------    -------  ------------ -------------  ------------
Balance at inception                  -      $      -     $       -   $      -     $    -    $       -     $        -      $      -
 Preferred stock
   subscriptions                      -             -             -          -          -            -              -             -
 Issuance of shares from
   inception                  6,922,069     1,177,786       100,000    110,833          -            -              -     1,388,619
 Net loss from inception              -             -             -          -          -            -     (4,235,059)   (4,235,059)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, August 31, 1995      6,922,069     1,177,786       100,000    110,833          -            -     (4,235,059)   (2,846,440)
 Preferred stock
  subscriptions                       -             -             -          -          -            -              -             -
 Issuance of Preferred
   shares                             -             -             -          -          -            -              -         4,000
 Issuance of Common shares
   on $10,395,400 private
   placement                 41,581,600     9,139,303             -          -          -            -              -     9,139,303
 Shares earned but not
   issued                             -             -             -    266,743          -            -              -       266,743
 Issuance of Common
   shares                     1,054,548       458,977      (100,000)  (324,546)         -            -              -        34,431
 Net loss                             -             -             -          -          -            -     (3,897,879)   (3,897,879)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 25, 1996       49,558,217    10,776,066             -     53,030          -            -     (8,132,938)    2,700,158
 Conversion to Palatin
   Technologies, Inc.       (46,807,465)  (10,748,558)   10,752,558          -          -            -              -             -
  Adjusted balance, June
    25, 1996                  2,750,752        27,508    10,752,558     53,030          -            -     (8,132,938)    2,700,158
 Shares outstanding of
  Palatin Technologies,
  Inc.                          108,188         1,082        (1,082)         -          -            -              -             -
 Issuance of Common shares        25,754           257       139,459          -          -            -              -       139,716
 Purchase of treasury
  stock                               -             -             -          -     (1,667)           -              -        (1,667)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1996         2,884,694        28,847    10,890,935     53,030     (1,667)           -     (8,132,938)    2,838,207



 Issuance of Preferred
  shares, net of expenses              -             -    11,635,653          -          -            -              -    11,637,031
 Shares earned but not
  issued                               -             -             -    250,141          -            -              -       250,141
 Issuance of Common shares       135,987         1,360       316,761   (303,171)         -            -              -        14,950
 Retirement treasury shares         (308)           (3)       (1,664)         -      1,667            -              -             -
 Issuance of stock options
   below fair market value             -             -     1,472,716          -          -   (1,472,716)             -
 Amortization of deferred              -             -             -          -          -      394,383              -       394,383
   compensation
    Net loss                           -             -             -          -          -            -    (5,300,164)   (5,300,164)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1997        3,020,373        30,204    24,314,401          -          -   (1,078,333)   (13,433,102)    9,834,548
 Issuance of Preferred
   shares, net of expenses            -             -     1,573,295          -          -            -              -     1,573,295
 Issuance of Preferred
   shares expense recapture           -             -        49,733          -          -            -              -        49,733
 Issuance of Common shares       66,696           666        94,873          -          -            -              -        95,539
 Issuance of Common shares
   upon conversion of
   Preferred shares           1,012,554        10,126        (9,820)         -          -            -              -             -
 Issuance of stock options
    below fair market value           -             -     1,161,156          -          -   (1,161,156)             -             -
 Amortization of deferred             -             -             -          -          -    1,723,310              -     1,723,310
     compensation
   Net loss                           -             -             -          -          -            -     (9,886,878)   (9,886,878)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1998        4,099,623        40,995    27,183,638          -          -     (516,179)   (23,319,980)    3,389,547
 Issuance of Common shares    1,842,101        18,421     7,594,182          -          -            -              -     7,612,603
 Issuance of Common shares
   upon conversion of
   Preferred shares           1,115,740        11,158       (10,655)         -          -            -              -            (9)
 Issuance of Common shares
   upon exercise of warrants      9,874            99        18,676          -          -            -              -        18,775
 Issuance of Common shares
   upon exercise of options      70,257           703        13,348          -          -            -              -        14,051
 Issuance of stock options
    below fair market value           -             -       811,054          -          -     (811,054)             -             -
 Amortization of deferred             -             -             -          -          -    1,308,675              -     1,308,675
     compensation
   Net loss                           -             -             -          -          -            -    (12,002,384)  (12,002,384)
                            ------------  ------------  ------------  ---------    -------  -----------  -------------  ------------
Balance, June 30, 1999        7,137,595    $   71,376   $35,610,243   $      -     $    -   $  (18,558)  $(35,322,364)  $   341,258
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

                                      F-6


                                PALATIN TECHNOLOGIES, INC.
                             (A Development Stage Enterprise)
                           Consolidated Statements of Cash Flows




                                                     Inception
                                                    (January 28,          Year               Year              Year
                                                        1986)
                                                      through             Ended               Ended           Ended
                                                    June 30, 1999      June 30, 1999      June 30, 1998   June 30, 1997
                                                  ------------------  ---------------- ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(35,322,364)     $(12,002,384)       $(9,886,878)     $(5,300,164)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
      Depreciation and amortization                       837,279           232,625            230,160           65,920
      License fee                                         500,000                 -            500,000
      Interest expense on note payable                     72,691                 -                  -           19,304
      Accrued interest on long-term financing             796,038                 -                  -                -
      Accrued interest on short-term financing              7,936                 -                  -         (100,000)
      Intangibles and equipment write down                278,318                 -                  -                -
      Common stock and notes payable issued for
          expenses                                        751,038           127,350             77,500          250,141
      Settlement with consultant                         (28,731)                 -                  -                -
      Deferred revenue                                          -         (550,000)                  -          550,000
      Amortization of deferred compensation             3,426,368         1,308,675          1,723,310          394,383
      Changes in certain operating assets and
          liabilities:
        Accounts receivable                                     -                 -             84,562          (79,988)
        Prepaid expenses and other                      (147,781)           129,985           (102,770)        (108,566)
        Other                                           (709,700)           (79,000)          (199,010)          (4,353)
        Accounts payable                                1,115,994           655,348            145,273          101,849
        Accrued expenses and other                        804,626           130,505           (189,229)          84,790
                                                  ----------------    --------------     --------------  ---------------
            Net cash used for operating
               activities                            (27,618,288)       (10,046,896)        (7,617,082)      (4,126,684)
                                                  ----------------    --------------     --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short term investments                    (454,827)         (454,827)                 -                -
  Purchases of property and equipment                  (2,189,308)          (69,145)        (1,505,229)        (279,705)
                                                  ----------------    --------------     --------------  ---------------
            Net cash used for investing
               activities                              (2,644,135)         (523,972)        (1,505,229)        (279,705)
                                                  ----------------    --------------     --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable, related party             302,000                 -                  -                -
   Payments on notes payable, related party              (302,000)                -            (80,000)               -
   Proceeds from senior bridge notes payable            1,850,000                 -                  -                -
   Payments on senior bridge notes payable             (1,850,000)                -                  -       (1,000,000)
   Proceeds from notes payable and
     long-term debt                                     3,951,327         2,000,000                  -                -
   Payments on notes payable and
     long-term debt                                    (1,951,327)         (939,588)          (869,551)        (230,175)
   Proceeds from paid-in capital from Common
     stock warrants                                       100,000                 -                  -                -
   Proceeds from Common stock, stock option
     issuances, net                                    17,287,565         7,518,070             18,037           14,950
   Proceeds from Preferred stock, net                  13,210,326                 -          1,573,295       11,637,031
   Purchase of treasury stock                             (1,667)                 -                  -                -
                                                  ----------------    --------------     --------------  ---------------
            Net cash provided by financing
               activities                              32,596,224         8,578,482            641,781       10,421,806
                                                  ----------------    --------------     --------------  ---------------

NET INCREASE (DECREASE) IN CASH                         2,333,801       (1,992,386)        (8,480,530)        6,015,417

CASH, beginning of period                                       -         4,326,187         12,806,717        6,791,300
                                                  ----------------    --------------     --------------  ---------------

CASH, end of period                                   $ 2,333,801       $ 2,333,801        $ 4,326,187     $ 12,806,717
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

     Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements similar to the one signed on August 17, 1999 with Mallinckrodt, Inc. (see Note 14), or other resources. Management believes that through one or a combination of such factors that it will be able to obtain adequate financing to fund the Company's operations through fiscal year 2000, based on current expenditure levels. There can be no assurance that the Company's efforts will be successful.

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

     Short-Term Investment -- The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. As of June 30, 1999 the unrealized gain on investments was immaterial.

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

     Stock Options and Warrants -- Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at exercise prices below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being expensed over the vesting period of the option. In addition, during the fiscal year stock options were granted to non-employees for past services. The deemed value for accounting purposes of such options was charged to the statement of operations.

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

     Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the years ended June 30, 1999, 1998 and 1997 and for the period from inception (January 28, 1986) through June 30, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 4,557,604 shares of Common Stock at prices ranging from $0.20 to $360 per share were outstanding at June 30, 1999. In accordance with the provisions of SFAS 128, EPS for prior periods have been restated.

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



(5)  PROPERTY AND EQUIPMENT:

               Property and equipment consists of the following:


                                       June 30,            June 30,
                                         1999                1998
                                       --------            --------
Office equipment                      $ 374,147           $ 361,087

Laboratory equipment                    428,162             380,631

Leasehold improvements                1,331,658           1,323,104
                                   -------------          ----------
                                      2,133,967           2,064,822

Less: Accumulated depreciation
     and amortization                  (676,362)           (454,705)
                                       ---------           ---------
                                     $1,457,605          $1,610,117
                                     ===========         ===========



(6)  LONG-TERM FINANCING:

     On May 13, 1999, the Company received $2,000,000 pursuant to a Subordinated Non-negotiable Promissory Note from Mallinckrodt, Inc. Principle and interest, accrued at 9% per annum, was due by December 31, 2000. The Note was secured by the assets of the Company. This note and accrued interest of $46,489 was satisfied pursuant to the execution of a Strategic Collaboration Agreement signed with Mallinckrodt, Inc. on August 17, 1999. (See Note 14)



(7)  SENIOR BRIDGE NOTES:

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



(10) STOCKHOLDERS' EQUITY (DEFICIT):

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

     On July 8, 1998, the Company sold TheraTech 363,636 shares of Common stock at a sale price of $5.50 per share or $2,000,000. The net proceeds of the offering, approximately $1,964,000, were used for research and development of the dosage form of PT-14, the Company's peptide hormone product for the treatment of male erectile dysfunction.

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

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company has elected to adopt the disclosures of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1999 would have been $12,883,151 and $2.17 respectively. Net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1998 would have been $9,533,412 and $3.04, respectively, while net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1997 would have been $5,695,856 and $2.94, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market value at the date of grant for options granted during 1999, 1998 and 1997 is estimated as $1.29, $2.55 and $2.98 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 4.66% in 1999, 5.83% in 1998 and 6.60% in 1997, and an expected option life of 7 years.

     The status of the plans and individual agreements, including predecessor and replacement plans under which options remain outstanding, giving effect to the Merger and the Amendment, during the four years ended June 30, 1999, was as follows:


                                                      Number of shares        Range of prices      Weighted average
                                                     subject to options          per share         Prices per share
           Outstanding at August 31, 1995                 94,444             $6.51 - $360.00            $12.48
              Granted                                    429,463                $.22 - $5.42
              Expired or canceled                        (11,554)             $5.42 - $21.70
              Exercised                                      0                             -

           Outstanding at June 30, 1996                  512,353              $.22 - $360.00            $10.09
              Granted                                    448,552                $.20 - $8.00
              Expired or canceled                        (74,865)                      $5.42
              Exercised                                  (47,918)                       $.20
                                                        --------          ------------------
           Outstanding at June 30, 1997                  838,122              $.20 - $360.00             $8.02
              Granted                                    519,321                $.20 - $7.75
              Expired or canceled                       (201,582)             $ .20 - $10.85
              Exercised                                   (5,944)                       $.22

           Outstanding at June 30, 1998                1,149,917              $.20 - $360.00            $ 6.92
                                                                                                        ======
              Granted                                    940,088              $2.50 - $5.813
              Expired or canceled                        (41,697)               $.22 - $6.50
              Exercised                                  (70,257)                       $.22
           Outstanding at June 30, 1999                1,978,051              $.20 - $360.00            $ 4.26
                                                       =========              ==============            ======
           Exercisable at June 30, 1999                1,364,656              $.20 - $360.00            $ 4.87
                                                       =========              ==============            ======


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

     The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its license option agreement with ("Nihon"). This

$550,000 was recognized pursuant to a determination by both Nihon and the Company to change the development emphasis and termination of the original agreement. The Company is not required to perform any future services under this agreement.

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


(14) SUBSEQUENT EVENTS:

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

     6. agreed that the Series C convertible preferred stock purchased by them would be convertible after five years, or earlier upon the occurrence of a change in control in Palatin (as defined in the agreement), into 700,000 shares of Palatin's common stock with certain registration rights and anti-dilution rights;

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

                                  EXHIBIT INDEX

Exhibits filed with this report.

EXHIBIT NO.                DESCRIPTION
-----------                -----------

3.7 Certificate of Designations of Series C Preferred Stock, as filed with the Delaware Secretary of State on August 17, 1999.

4.4            Specimen certificate for Series C Convertible Preferred Stock.

10.2           1996 Stock Option Plan, as amended effective July 1, 1999.

10.9 Employment Agreement dated July 9, 1999 between Palatin Technologies, Inc. and Edward J. Quilty.

10.21 Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc.

21             Subsidiaries.

23             Consent of Arthur Andersen LLP.

27             Financial Data Schedule.