Form 10QSB
period 1999-12-31
PALATIN TECHNOLOGIES INC
filed 2000-02-15
CIK 911216

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission file number 0-22686


                             ----------------------


                           PALATIN TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                          95-4078884
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


    103 Carnegie Center - Suite 200
         Princeton, New Jersey                            08540
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (609) 520-1911


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 14, 2000, 7,396,718 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:    Yes  [  ]      No  [X]


================================================================================

                           PALATIN TECHNOLOGIES, INC.

                                Table of Contents



PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          CONSOLIDATED BALANCE SHEETS -- As of December 31, 1999
           and June 30, 1999..............................................Page 3

          CONSOLIDATED STATEMENTS OF OPERATIONS --
           For the Three and Six Months Ended December 31, 1999 and
           December 31, 1998 and the Period from January 28, 1986
           (Commencement of Operations) through December 31, 1999.........Page 4

          CONSOLIDATED STATEMENTS OF CASH FLOWS --
           For the Six Months Ended December 31, 1999 and
           December 31, 1998 and the Period From January 28, 1986
           (Commencement of Operations) through December 31, 1999.........Page 5

          Notes to Consolidated Financial Statements......................Page 6


Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................Page 9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................Page 14

     Item 2.  Changes in Securities and Use of Proceeds..................Page 14

     Item 3.  Defaults Upon Senior Securities............................Page 14

     Item 4.  Submission of Matters to a Vote of Security Holders........Page 14

     Item 5.  Other Information..........................................Page 14

     Item 6.  Exhibits and Reports on Form 8-K...........................Page 14

Signatures...............................................................Page 15

PART I - FINANCIAL INFORMATION
Item 1.      Financial Statements

                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                      Consolidated Balance Sheets
                                                              (unaudited)
                                                                                   December 31, 1999          June 30, 1999
                                                                                 ----------------------   ----------------------
ASSETS
Current assets:
  Cash, cash equivalents and investments                                       $            8,280,818   $            2,788,628
  Accounts receivable                                                                       2,141,900                        -
  Prepaid expenses and other                                                                  597,595                  147,780
                                                                                ----------------------   ----------------------
      Total current assets                                                                 11,020,313                2,936,408

Fixed assets, net of accumulated depreciation and amortization
  of  $789,698 and $676,362, respectively                                                   1,449,446                1,457,605
Restricted cash                                                                               185,000                  185,000
Other                                                                                          60,028                  144,032
                                                                                ----------------------   ----------------------
                                                                               $           12,714,787   $            4,723,045
                                                                                ======================   ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                             $            1,347,120   $            1,116,894
  Accrued expenses                                                                          1,135,590                1,264,893
                                                                                ----------------------   ----------------------
      Total current liabilities                                                             2,482,710                2,381,787
                                                                                ----------------------   ----------------------

Long term debt                                                                                      -                2,000,000
                                                                                ----------------------   ----------------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 38,936 and 42,484 shares issued and outstanding
      as of December 31, 1999 and June 30, 1999, respectively;                                    389                      425
    Series B Convertible; 12,875 and 13,575 shares issued and outstanding
      as of December 31, 1999 and June 30, 1999; respectively;                                    129                      136
    Series C Convertible; 700,000 shares issued and outstanding
      as of December 31, 1999;                                                                  7,000                        -
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 7,243,839 and 7,137,595 shares as of
      December 31, 1999 and June 30, 1999, respectively;                                       72,438                   71,376
  Additional paid-in capital                                                               49,684,332               35,610,243
  Unamortized deferred compensation                                                                 -                 (18,558)
  Deficit accumulated during development stage                                           (39,532,211)             (35,322,364)
                                                                                ----------------------   ----------------------
      Total stockholder's equity                                                           10,232,077                 341,258
                                                                                ----------------------   ----------------------

                                                                               $           12,714,787   $            4,723,045
                                                                                ======================   ======================


          The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                 Consolidated Statements of Operations
                                                              (unaudited)
                                                                                                                       Inception
                                                                                                                  (January 28, 1986)
                                             Three Months Ended December 31,      Six Months Ended December 31,         through
                                                  1999             1998              1999               1998       December 31, 1999
                                            ---------------  ----------------   ---------------   ---------------  -----------------
REVENUES:
     Grants and contracts                    $   1,009,591      $          -     $   2,259,591     $           -     $    5,564,220
     License fees and royalties                          -           550,000           500,000           550,000          1,734,296
     Other                                               -                 -                 -                 -            318,917
                                            ---------------  ----------------   ---------------   ---------------   ----------------
          Total revenues                         1,009,591           550,000         2,759,591           550,000          7,617,433
                                            ---------------  ----------------   ---------------   ---------------   ----------------

OPERATING EXPENSES:
     Research and development                    2,375,659         2,205,272         4,824,282         4,342,863         28,461,951
     General and administrative                  1,536,250           543,174         2,305,684         1,389,464         17,090,685
     Net intangibles write down                          -                 -                 -                 -            259,334
                                            ---------------  ----------------   ---------------   ---------------   ----------------
          Total operating expenses               3,911,909         2,748,446         7,129,966         5,732,327         45,811,970
                                            ---------------  ----------------   ---------------   ---------------   ----------------

OTHER INCOME (EXPENSES):
     Interest income                               115,074            25,004           186,389            85,220          1,134,789
     Interest expense                                 (625)          (23,601)          (25,861)          (57,600)        (1,947,463)
     Merger costs                                        -                 -                 -                 -           (525,000)
                                            ---------------  ----------------   ---------------   ---------------   ----------------
          Total other income (expenses)            114,449             1,403           160,528            27,620         (1,337,674)
                                            ---------------  ----------------   ---------------   ---------------   ----------------

NET LOSS                                        (2,787,869)       (2,197,043)       (4,209,847)       (5,154,707)       (39,532,211)

PREFERRED STOCK DIVIDEND                                 -                 -                 -                 -         (3,121,525)
                                            ---------------  ----------------   ---------------   ---------------   ----------------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                                $  (2,787,869)    $  (2,197,043)    $  (4,209,847)    $  (5,154,707)    $  (42,653,736)
                                            ===============  ================   ===============   ===============   ================

Basic and diluted net loss per common share  $       (0.38)    $       (0.46)    $       (0.58)    $       (1.11)    $       (29.15)
                                            ===============  ================   ===============   ===============   ================

Weighted average number of common shares
   outstanding used in computing basic and
   diluted net loss per common share             7,242,544         4,745,953         7,223,073          4,624,021         1,463,497
                                            ===============  ================   ===============   ================   ===============

          The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                                                      PALATIN TECHNOLOGIES, INC.
                                                   (A Development Stage Enterprise)
                                                 Consolidated Statements of Cash Flows
                                                              (unaudited)
                                                                                                        Inception
                                                                                                    (January 28, 1986)
                                                                   Six Months Ended December 31,        Through
                                                                    1999                  1998      December 31, 1999
                                                              ----------------    ----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     $     (4,209,847)   $     (5,154,707)  $   (39,532,211)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                     118,340             115,223           955,619
      License fee                                                             -                   -           500,000
      Interest expense on note payable                                        -                   -            72,691
      Accrued interest on long-term financing                                 -                   -           796,038
      Accrued interest on short-term financing                                -                   -             7,936
      Intangibles and equipment write down                                    -                   -           278,318
      Common stock and notes payable issued for expenses                      -                   -           751,038
      Settlement with consultant                                              -                   -           (28,731)
      Deferred revenue                                                        -            (550,000)                -
      Amortization of deferred compensation                           1,095,058             435,984         4,521,426
      Changes in certain operating assets and liabilities:
        Accounts receivable                                          (2,141,900)                  -        (2,141,900)
        Prepaid expenses and other                                     (370,815)            (98,920)       (1,228,296)
        Accounts payable                                                230,226             249,732         1,346,220
        Accrued expenses                                               (129,303)             (6,025)          675,323
                                                                ----------------    ----------------  ----------------
            Net cash used for operating activities                   (5,408,241)         (5,008,713)      (33,026,529)
                                                                ----------------    ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                  (105,177)            (17,101)       (2,294,485)
  Purchase of investments                                            (1,679,416)                   -       (1,679,416)
                                                                ----------------    ----------------  ----------------
            Net cash used for operating activities                   (1,784,593)            (17,101)       (3,973,901)
                                                                ----------------    ----------------  ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                                  -                   -           302,000
  Payments on notes payable, related party                                    -                   -          (302,000)
  Proceeds from senior bridge notes payable                                   -                   -         1,850,000
  Payments on senior bridge notes payable                                     -                   -        (1,850,000)
  Proceeds from notes payable and long term debt                              -                   -         3,951,327
  Payments on notes payable and long term debt                                -            (494,047)       (1,951,327)
  Proceeds from Common stock, stock option
    and warrant issuances, net                                            5,608           3,161,940        17,393,173
  Proceeds from preferred stock, net                                 11,000,000                   -        24,210,326
  Purchase of treasury stock                                                  -                   -            (1,667)
                                                                ----------------    ----------------  ----------------
            Net cash provided by financing activities                11,005,608           2,667,893        43,601,832
                                                                ----------------    ----------------  ----------------

NET INCREASE (DECREASE) IN CASH,
   AND CASH EQUIVALENTS                                               3,812,774          (2,357,921)        6,601,402

CASH AND CASH EQUIVALENTS beginning
   of period                                                          2,788,628           4,511,187                 -
                                                                ----------------    ----------------  ----------------
CASH AND CASH EQUIVALENTS end
   of period                                                   $      6,601,402    $      2,153,266   $     6,601,402
                                                                ================    ================  ================

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

    (i)   LeuTech(R), an infection and inflammation imaging product ("LeuTech"),

    (ii) PT-14, a peptide hormone product for the treatment of sexual dysfunction ("PT-14"), and

    (iii) Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology").

Business Risk and Liquidity -- As shown in the accompanying financial statements, the Company incurred net losses of $4,209,847 for the six months ended December 31, 1999 and has a deficit accumulated during development stage of $39,532,211. The Company anticipates incurring additional losses over the next several years, as it begins to manufacture and market LeuTech, expand clinical trials for LeuTech's other indications and for PT-14, and to continue research and development of PT-14 and MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

Pursuant to its Strategic Collaboration Agreement with Mallinckrodt, Inc, the Company recognized $2,141,900 as contract revenue during the six months ended December 31, 1999, of which approximately $1,945,000 was related to the shared development costs and $196,900 was related to product direct costs of LeuTech.

On November 12, 1999 the Company announced that the Board of Directors of Molecular Biosystems, Inc. ("MBI") and the Company have unanimously approved a merger agreement which provides for a merger of a wholly owned subsidiary of the Company into MBI, in which MBI will become a wholly owned subsidiary of the Company (Note 5). The merger is contingent upon stockholder approval. The Company anticipates the voting by the stockholders to take place in late March or April of 2000.

Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs. Management believes that through one or a combination of such factors the Company will be able to obtain adequate financing to fund its operations through March 31, 2001 based on current expenditure levels. There can be no assurance that the Company's efforts will be successful.

(2)  Basis of Presentation:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in the Company's audited annual financial statements have been condensed or omitted in the Company's interim financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of operations for the three and six month periods ended December 31, 1999 and 1998 and for the period from inception (January 28, 1986) to December 31, 1999 and cash flows for the six months ended December 31, 1999 and 1998, and for the period from inception (January 28, 1986) to December 31, 1999. The results of operations for the interim period may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2000.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended June 30, 1999 and 1998 filed with the Company's Form 10-KSB/A for the year ended June 30, 1999.

(3) Summary of Significant Accounting Policies:

Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash, Cash Equivalents and Investments -- For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and liquid investments purchased with an original maturity of three months or less. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. Realized gains and losses are recorded in the statement of operations in the period the transaction occurs. Unrealized gains and losses are classified as a separate component of stockholders' equity. As of December 31, 1999 the unrealized gain on investments was immaterial.

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

Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated discounted cash flows based on reasonable and supportable assumptions.

Revenue Recognition -- Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when received and the Company has no future obligations.

In December 1999, the Securities and Exchange Commission issued the Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999. The Company is currently in the process of evaluating SAB 101 and the effect that it may have on the Company's financial statements. Accordingly, the Company has not determined whether SAB 101 will have a material impact on the financial position or results of operations of the Company.

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

Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, "Earnings per Share" ("SFAS 128"), which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share." SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the six months ended December 31, 1999 and 1998 and for the period from inception (January 28, 1986) through December 31, 1999, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 5,440,856 shares of common stock at prices ranging from $0.20 to $306 per share were outstanding at December 31, 1999.

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

New Accounting Pronouncements - Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income"("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. For the three and six month periods ended December 31, 1999 and 1998, the Company's comprehensive income consists only of its net loss.

Effective July 1, 1998 the Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements. The Company operates in one industry segment and, accordingly, the adoption of SFAS 131 had no effect on the Company.

(4)     Commitments and Contingencies:

Consulting Agreements - The Company is obligated under three consulting agreements to make payments totaling $112,800 in fiscal 2000. License Agreements
- The Company has four license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2000 - $200,000, 2001
- $150,000, 2002 - $200,000, 2003 - $200,000 and 2004 - $200,000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto filed as part of this report. Unless otherwise indicated herein, all references to the Company include Palatin and its wholly owned inactive subsidiary, RhoMed. We make forward-looking statements in this report. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-KSB for the year ended June 30, 1999. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Results of Operations

Three and Six Month Periods Ended December 31, 1999 Compared to Three and Six Month Periods Ended December 31, 1998.

Cash and cash equivalents - Cash, cash equivalents and short term investments increased to $8,280,818 at December 31, 1999 from $2,788,628 at December 31, 1998. The increase was due to the receipt of funds, approximately $11,450,000 net, from the collaboration agreement signed with Mallinckrodt, Inc. on August 17, 1999. Pursuant to the agreement we:

o Received $500,000 from a one-time, non-refundable exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech.

o Received $13,000,000 from the sale of 700,000 restricted shares of our non-voting Series C convertible preferred stock.

o Paid $2,000,000 in principle as repayment of a Subordinated Non-negotiable Promissory Note from Mallinckrodt plus $46,489 in interest.

Accounts receivable - accounts receivable increased to $2,141,900 at December 31, 1999 from nothing at December 31, 1998. The increase was due to the recognition of contract revenue pursuant to our collaboration agreement with Mallinckrodt, see below.

Grants and contracts - We recorded $891,900 and $2,141,900, respectively, as contract revenue during the three and six month period ended December 31, 1999 related to the shared development costs and product direct costs of LeuTech, pursuant to our strategic collaboration agreement with Mallinckrodt. We also recorded $117,691 as grant revenue for the three and six months ended December 31, 1999. We completed two Phase I grants, previously awarded, under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services. We had no revenues from grants and contracts during the three and six month period ending December 31, 1998.

License Fees and Royalties - We recorded $500,000 in license fees as revenue during the six month period ended December 31, 1999. We received these fees as a one-time, non-refundable payment pursuant to our strategic collaboration agreement with Mallinckrodt, Inc. We recognized $550,000 in license fees as revenue during the three and six month period ended December 31, 1998 related to the Company's license option agreement with Nihon Medi-Physics ("Nihon"). This $550,000 was recognized pursuant to a determination by both Nihon and the Company to change the development emphasis and termination of the original agreement. The Company is not required to perform any future services under this agreement.

Research and development - Research and development expenses increased to $2,375,659 for the three month period ended December 31, 1999 compared to $2,205,272 for the three month period ended December 31, 1998, and increased to $4,824,282 for the six month period ended December 31, 1999 compared to $4,342,863 for the six month period ended December 31, 1998. The increase in R & D spending is primarily related to development of LeuTech, including increased expenses for manufacturing scale-up, consulting and clinical trials. The Company expects research and development expenses to continue to increase in future quarters as the Company expands clinical trials and manufacturing efforts on the LeuTech product and expands efforts to develop PT-14 and MIDAS technology.

General and administrative - General and administrative expenses increased to $1,536,250 for the three month period ended December 31, 1999 compared to $543,175 for the three month period ended December 31, 1998 and expenses increased to $2,305,684 for the six month period ended December 31, 1999 compared to $1,389,464 for the six month period ended December 31, 1998. The increase in general and administrative expenses was mainly attributable to the payment of performance bonuses and increase in salaries and increases to the Company's liability limits on various insurance policies as well as increases in consulting fees related to investor relations, human resources and information systems.

Interest income - Interest income increased to $115,074 for the three month period ended December 31, 1999 compared to $25,004 for the three month period ended December 31, 1998 and interest income increased to $186,389 for the six month period ended December 31, 1999 compared to $85,220 for the six month period ended December 31, 1998. The increase in interest income is primarily the result of the receipt of funds pursuant to the strategic collaboration agreement with Mallinckrodt, which increased funds available for investment purposes.

Interest expense - Interest expense decreased to $625 for the three month period ended December 31, 1999 compared to $23,601 for the three month period ended December 31, 1998 and interest expense decreased to $25,861 for the six month period ended December 31, 1999 compared to $57,600 for the six month period ended December 31, 1998. The decrease in interest expense is due to the repayment of notes payable and long term debt.

Net loss - Net loss increased to $2,787,869 for the three months ended December 31, 1999 compared to $2,197,043 for the three months period ended December 31, 1998. This increase is due to timing differences in recording expenses incurred and revenues earned. Overall, the net loss decreased to $4,209,847 for the six month period ended December 31, 1999 compared to $5,154,707 for the six month period ended December 31, 1998. The decrease is attributable to revenues earned related to cost sharing provisions pursuant to the strategic collaboration agreement with Mallickrodt.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses. As of December 31, 1999, we had a deficit accumulated during development stage of $39,532,211. We have financed our net operating losses through December 31, 1999 by a series of debt and equity financings. At December 31, 1999, we had cash, cash equivalents and short term investments of $8,280,818.

For the six months ended December 31, 1999, the net increase in cash was $3,812,774. Net cash used for operating activities was $5,408,241, net cash used for investing activities was $1,784,593 and net cash provided by financing activities was $11,005,608.

On November 12, 1999, the Company announced that the Board of Directors of both Palatin and MBI have approved a definitive agreement to merge the two companies. The combined company will keep the Palatin name and be headquartered in Princeton, New Jersey. The definitive agreement specifies that the merger is subject to approval of the stockholders of both companies. Under the agreement, stockholders of MBI will receive 0.525 shares of Palatin Common stock for each share of MBI Common stock. The stock swap will be accounted for using the purchase method of accounting. Upon completion of the transaction, stockholders of Palatin and the former stockholders of MBI will each own approximately 50% of the combined company calculated on a diluted basis using the treasury method.

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

Effective December 7, 1999, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments are range from approximately $187,374 in year one to approximately $202,070 in year five.

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

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through March 31, 2001, based on current expenditure levels.

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

Year 2000 Compatibility

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including among others, a temporary inability to process transactions and information or engage in similar normal business activities.

The Company believes that it does not have significant year 2000 issues related to its computerized information systems. It is possible that certain computer systems or software products of its suppliers and contractors may not be year 2000 compatible. Since the Company is not heavily dependent on any particular software package or vendor in our operations, its assessment of these year 2000 issues related to its suppliers and contractors is minimal. As of the date hereof, the Company has not experienced any material year 2000 problems, either related to its own systems or software products or those of third party providers.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

None.


Item 2.     Changes in Securities and Use of Proceeds.

None.


Item 3.     Defaults Upon Senior Securities.

None.


Item 4.     Submission of Matters to a Vote of Security Holders.

None.


Item 5.     Other Information.

None.


Item 6.     Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               27 Financial Data Schedule

     (b)  Reports on Form 8-K

               During the quarter ended December 31, 1999, we filed one report on Form 8-K. On November 30, 1999, we filed a report dated November 12, 1999, containing Item 5, Other Information, and Item 7, Exhibits. Item 5 reported our announcement of a merger agreement with Molecular Biosystems, Inc. The Item 7 exhibits were our press release concerning the merger and the agreement and plan of merger.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               Palatin Technologies, Inc.
                                               (Registrant)



                                           /s/  Edward J. Quilty
                                        -----------------------------
Date: February 14, 2000                 Edward J. Quilty
                                        Chairman of the Board
                                        and Chief Executive Officer



                                           /s/  Stephen T. Wills
                                        -----------------------------
Date: February 14, 2000                 Stephen T. Wills
                                        Vice President and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)