Form 10QSB
period 2000-03-31
PALATIN TECHNOLOGIES INC
filed 2000-05-12
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-22686

PALATIN TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Carnegie Center - Suite 200
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number:  (609) 520-1911

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of May 11, 2000, 7,869,886 shares of the Issuer's common stock, par value $.01 per share, were outstanding.

Transitional Small Business Disclosure Format:   Yes [  ]    No [X]

PALATIN TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of March 31, 2000 and June 30, 1999	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Nine Months Ended March 31, 2000 and March 31, 1999 and the Period from January 28, 1986 (Commencement of Operations) through March 31, 2000	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2000 and March 31, 1999 and the Period from January 28, 1986 (Commencement of Operations) through March 31, 2000	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                        March 31, 2000   June 30, 1999
                                                                        --------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  5,497,252    $  2,788,628
  Accounts receivable                                                       2,563,834               -
  Prepaid expenses and other                                                  452,297         147,780
                                                                         -------------   -------------
      Total current assets                                                  8,513,383       2,936,408

Fixed assets, net of accumulated depreciation and amortization
  of  $855,223 and $676,362, respectively                                   1,566,723       1,457,605
Restricted cash                                                               263,075         185,000
Other                                                                          57,527         144,032
                                                                         -------------   -------------
                                                                         $ 10,400,708    $  4,723,045
                                                                         =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $  1,118,298    $  1,116,894
  Accrued expenses                                                            461,011       1,264,893
                                                                         -------------   -------------
      Total current liabilities                                             1,579,309       2,381,787
                                                                         -------------   -------------

Long term debt                                                                      -       2,000,000
                                                                         -------------   -------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 32,761 and 42,484 shares issued and outstanding
      as of March 31, 2000 and June 30, 1999, respectively;                       328             425
    Series B Convertible; 2,000 and 13,575 shares issued and outstanding
      as of March 31, 2000 and June 30, 1999; respectively;                        20             136
    Series C Convertible; 700,000 shares issued and outstanding
      as of March 31, 2000;                                                     7,000               -
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 7,837,726 and 7,137,595 shares as of
      March 31, 2000 and June 30, 1999, respectively;                          78,377          71,376
  Additional paid-in capital                                               50,075,775      35,610,243
  Unamortized deferred compensation                                                 -         (18,558)
  Deficit accumulated during development stage                            (41,340,101)    (35,322,364)
                                                                         -------------   -------------
      Total stockholder's equity                                            8,821,399        341,258
                                                                         -------------   -------------

                                                                         $ 10,400,708    $  4,723,045
                                                                         =============   =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                              Inception
                                                                                             (January 28,
                                         Three Months Ended           Nine Months Ended      1986) through
                                              March 31,                    March 31,           March 31,
                                         2000          1999           2000          1999         2000
                                     ------------  ------------  ------------  ------------  -------------
REVENUES:
  Grants and contracts               $ 1,428,099    $   59,977   $ 3,687,690    $   59,977      6,992,319
  License fees and royalties                   -             -       500,000       550,000      1,734,296
  Other                                        -             -             -             -        318,917
                                     ------------  ------------  ------------  ------------  -------------
    Total revenues                     1,428,099        59,977     4,187,690       609,977      9,045,532
                                     ------------  ------------  ------------  ------------  -------------

OPERATING EXPENSES:
  Research and development             2,105,623     2,472,449     6,929,905     6,815,312     30,567,574
  General and administrative           1,236,742       578,773     3,542,426     1,968,237     18,327,427
  Net intangibles write down                   -             -             -             -        259,334
                                     ------------  ------------  ------------  ------------  -------------
    Total operating expenses           3,342,365     3,051,222    10,472,331     8,783,549     49,154,335
                                     ------------  ------------  ------------  ------------  -------------

OTHER INCOME (EXPENSES):
  Interest income                        107,537        32,748       293,926       117,968      1,242,326
  Interest expense                        (1,161)      (12,523)      (27,022)      (70,123)    (1,948,624)
  Merger costs                                 -             -             -             -       (525,000)
                                     ------------  ------------  ------------  ------------  -------------
    Total other income (expenses)        106,376        20,225       266,904        47,845     (1,231,298)
                                     ------------  ------------  ------------  ------------  -------------
NET LOSS                              (1,807,890)   (2,971,020)   (6,017,737)   (8,125,727)   (41,340,101)

PREFERRED STOCK DIVIDEND                       -             -             -             -     (3,121,525)
                                     ------------  ------------  ------------  ------------  -------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                  $(1,807,890)  $(2,971,020)  $(6,017,737)  $(8,125,727)  $(44,461,626)
                                     ============  ============  ============  ============  =============

Basic and diluted net loss per
  common share                       $     (0.24)        (0.53)        (0.82)        (1.64)  $     (28.10)
                                     ============  ============  ============  ============  =============
Weighted average number of common
  shares outstanding used in
  computing basic and diluted
  net loss per common share             7,461,321     5,646,652     7,301,911     4,959,922      1,582,512
                                     ============  ============  ============  ============  =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                        Inception
                                                                                     (January 28, 1986)
                                                       Nine Months Ended March 31,       Through
                                                           2000            1999       March 31, 2000
                                                      ------------    ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(6,017,737)    $(8,125,727)    $(41,340,101)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization                          186,366         174,604        1,023,645
   License fee                                                  -               -          500,000
   Interest expense on note payable                             -               -           72,691
   Accrued interest on long-term financing                      -               -          796,038
   Accrued interest on short-term financing                     -               -            7,936
   Intangibles and equipment write down                         -               -          278,318
   Common stock and notes payable issued for expenses           -               -          751,038
   Settlement with consultant                                   -               -          (28,731)
   Deferred revenue                                             -        (550,000)               -
   Amortization of deferred compensation                1,095,058         485,985        4,521,426
   Changes in certain operating assets and liabilities:
    Accounts receivable                                (2,563,834)              -       (2,563,834)
    Prepaid expenses and other                           (304,517)        112,755       (1,161,998)
    Accounts payable                                        1,404         981,606        1,117,398
    Accrued expenses                                     (803,882)       (390,090)             744
                                                      ------------    ------------    -------------
      Net cash used for operating activities           (8,407,142)     (7,310,867)     (36,025,430)
                                                      ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                    (287,980)        (43,602)      (2,477,288)
                                                      ------------    ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                    -               -          302,000
  Payments on notes payable, related party                      -               -         (302,000)
  Proceeds from senior bridge notes payable                     -               -        1,850,000
  Payments on senior bridge notes payable                       -               -       (1,850,000)
  Proceeds from notes payable and long-term debt                -               -        3,951,327
  Payments on notes payable and long-term debt         (2,000,000)       (757,511)      (3,951,327)
  Proceeds from Common stock, stock option
   and warrant issuances, net                             403,746       7,488,360       17,791,311
  Proceeds from preferred stock                        13,000,000               -       26,210,326
  Purchase of treasury stock                                    -               -           (1,667)
                                                      ------------    ------------    -------------
      Net cash provided by financing activities        11,403,746       6,730,849       43,999,970
                                                      ------------    ------------    -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  2,708,624        (623,620)       5,497,252

CASH AND CASH EQUIVALENTS, beginning
  of period                                             2,788,628       4,511,187                -
                                                      ------------    ------------    -------------
CASH AND CASH EQUIVALENTS, end of period               $5,497,252      $3,887,567       $5,497,252
                                                      ============    ============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)      Organization Activities:

Nature of Business -- Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage, pharmaceutical company headquartered in Princeton, NJ with its research facility in Edison, NJ. The Company is dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. The Company is concentrating on the following products and technologies:

(i)	LeuTech®, an infection and inflammation imaging product ("LeuTech"),

(ii)	PT-14, a peptide hormone product for the treatment of sexual dysfunction ("PT-14"), and

(iii)	Metal Ion-induced Distinctive Array of Structures (“MIDAS™”) metallopeptide technology (“MIDAS technology”).

Business Risk and Liquidity -- As shown in the accompanying financial statements, the Company incurred net losses of $6,017,737 for the nine months ended March 31, 2000 and has a deficit accumulated during development stage of $41,340,101. The Company anticipates incurring additional losses in the future, as it begins to manufacture and market LeuTech, expand clinical trials for LeuTech’s other indications and for PT-14, and to continue research and development of PT-14 and MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

Pursuant to its Strategic Collaboration Agreement with Mallinckrodt, Inc, the Company recognized approximately $3,212,100 as contract revenue during the nine months ended March 31, 2000, of which approximately $2,972,600 was related to the shared development costs and $239,500 was related to product direct costs of LeuTech.

On March 14, 2000 the Company announced that it will not be extending the merger consummation date of March 31, 2000 for its previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and will not be proceeding with the merger. Palatin’s decision not to proceed with the merger is based on management’s view that the merger is not currently in the best interests of its stockholders. The Company has recently been notified of legal proceedings filed by Molecular Biosystems Inc. with respect to the termination of their proposed merger proceedings.

On March 15, 2000 the Company entered into an agreement with Watson Laboratories, Inc. (f/k/a TheraTech, Inc.) to terminate their License and Development Agreement dated March 18, 1998. In connection with the settlement, the Company paid approximately $500,000.

Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs. Management believes that through one or a combination of such factors the Company will be able to obtain adequate financing to fund its operations through March 31, 2001 based on current expenditure levels. There can be no assurance that the Company’s efforts will be successful.

(2)      Basis of Presentation:

The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosure normally included in the Company's audited annual financial statements has been condensed or omitted in the Company's interim financial statements. In the opinion of the Company, these financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and June 30, 1999, and the results of operations for the three and nine month periods ended March 31, 2000 and 1999 and for the period from inception (January 28, 1986) to March 31, 2000 and cash flows for the nine months ended March 31, 2000 and 1999, and for the period from inception (January 28, 1986) to March 31, 2000. The results of operations for the interim periods may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2000.

The accompanying financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the fiscal years ended June 30, 1999 and 1998 filed with the Company's Form 10-KSB/A for the fiscal year ended June 30, 1999.

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

Cash and Cash Equivalents -- For purposes of presenting cash flows, the Company considers cash and cash equivalents as amounts on hand, on deposit in financial institutions and liquid investments purchased with an original maturity of three months or less. The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. Realized gains and losses are recorded in the statement of operations in the period the transaction occurs. Unrealized gains and losses are classified as a separate component of stockholders' equity. As of March 31, 2000 the unrealized gain on investments was immaterial.

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

Impairment of Long-Lived Assets -- The Company complies with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation or available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated discounted cash flows based on reasonable and supportable assumptions.

Revenue Recognition -- Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when received and the Company has no future obligations.

In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt, Inc., to jointly develop and market one of the Company's products. Under the terms of the agreement, the Company granted a worldwide license for sales, marketing and distribution and received a licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such fees were received as consistent with industry practice.

In connection with the issuance of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), the Company is required to defer such amount and recognize revenue over the estimated period to be benefited. The period to be benefited will be five years. The Company will report a change in accounting principle and will record the impact of this change as cumulative effect in its statement of operations no later than the first fiscal quarter ending September 30, 2000.

Research and Development Costs -- The costs of research and development activities are expensed as incurred.

Stock Options and Warrants -- Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments.

Income Taxes -- The Company and its subsidiaries intend to file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

The Company provides for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its tax loss carryforwards.

Net Loss per Common Share -- Effective December 31, 1997 the Company adopted SFAS No. 128, “Earnings per Share” (“SFAS 128”), which supersedes Accounting Principles Board Opinion No. 15, “Earnings per Share.” SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the nine months ended March 31, 2000 and 1999 and for the period from inception (January 28, 1986) through March 31, 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 5,366,516 shares of common stock at prices ranging from $0.20 to $306 per share were outstanding at March 31, 2000.

Reclassifications -- Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments: the carrying amount reported on the balance sheet approximates the fair value for cash, short-term borrowings and current maturities of long-term debt; and the fair value for the Company’s fixed rate long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities. Based on the above, the amount reported on the balance sheet approximates the fair value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report. Unless otherwise indicated, all references to Palatin include our wholly owned inactive subsidiary, RhoMed.

We make forward-looking statements in this report. Sometimes these statements contain words such as “anticipates,” “plans,” “intends,” “expects” and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-KSB for the year ended June 30, 1999. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Results of Operations

Three and Nine Month Periods Ended March 31, 2000 Compared to Three and Nine Month Periods Ended March 31, 1999.

Cash and cash equivalents -- Cash and cash equivalents increased to $5,497,252 at March 31, 2000 from $2,788,628 at June 30, 1999. The increase was due to the receipt of funds, approximately $11,450,000 net, from the collaboration agreement signed with Mallinckrodt, Inc (see "Liquidity and Capital Resources," below).

Accounts receivable -- Accounts receivable increased to $2,563,834 at March 31, 2000 from nothing at June 30, 1999. The increase was due to the recognition of contract revenue pursuant to the collaboration agreement with Mallinckrodt (see "Liquidity and Capital Resources," below), and approximately $358,000 of grant funds.

Grants and contracts -- We recorded $1,070,159 and $3,212,059, respectively, as contract revenue during the three and nine month periods ended March 31, 2000 related to the shared development costs and product direct costs of LeuTech, pursuant to the strategic collaboration agreement with Mallinckrodt, as opposed to no contract revenue for the three and nine month periods ended March 31, 1999. Also during the three and nine month periods ended March 31, 2000, we recognized $357,940 and $475,631, respectively, as revenue under the Small Business Innovation Research (“SBIR”) and the Small Business Technology Transfer (“STTR”) programs of the Department of Health and Human Services (“DHHS”). Grant revenue, consisting of only the STTR program, was $59,977 for the three and nine month periods ended March 31, 1999. In addition, we recognized $500,000 in license fees from Mallinckrodt as revenue during the nine months ended March 31, 2000 compared to $550,000 in license fees as revenue during the nine months ended March 31, 1999 related to the termination of a license option agreement with Nihon Medi-Physics Co. Ltd. This $550,000 was previously reported as deferred license revenue.

Research and development -- Research and development expenses decreased to $2,105,623 for the three month period ended March 31, 2000 compared to $2,472,449 for the three month period ended March 31, 1999. The decrease was attributable to a reduction in consulting expenses. Research and development expenses increased to $6,929,905 for the nine month period ended March 31, 2000 compared to $6,815,312 for the nine month period ended March 31, 1999. The increase was primarily due to development of the LeuTech product for diagnostic imaging of infections, including increased expenses for manufacturing scale-up, consulting and clinical trials. We expect research and development expenses to continue to increase in future quarters as we expand research and manufacturing efforts on the LeuTech product and expand efforts to develop PT-14 and MIDAS technology.

General and administrative -- General and administrative expenses increased to $1,236,742 for the three month period ended March 31, 2000 compared to $578,773 for the three month period ended March 31, 1999 and expenses increased to $3,542,426 for the nine month period ended March 31, 2000 compared to $1,968,237 for the nine month period ended March 31, 1999. The increase in general and administrative expenses is mainly attributable to the recognition of stock-based compensation expense pursuant to SFAS No. 123. The increase is also attributable to the recognition of approximately $550,000 of merger-related costs previously reported as prepaid expenses, payment of performance bonuses and increases in salaries and insurance premiums.

Interest income -- Interest income increased to $107,537 and $293,926 respectively for the three and nine month periods ended March 31, 2000 compared to $32,748 and $117,968 respectively for the three and nine month periods ended March 31, 1999. The increase in interest income is primarily the result of the receipt of funds pursuant to the strategic collaboration agreement with Mallinckrodt, which increased funds available for investment purposes.

Interest expense -- Interest expense decreased to $1,161 and $27,022 respectively for the three and nine month periods ended March 31, 2000 compared to $12,523 and $70,123 respectively for the three and nine month periods ended March 31, 1999. The decrease in interest expense is due to the repayment of notes payable and long term debt.

Net loss -- Net loss decreased to $1,807,890 and $6,017,737 respectively for the three and nine month periods ended March 31, 2000 compared to $2,971,020 and $8,125,727 respectively for the three and nine month periods ended March 31, 1999. The decrease is attributable to revenues earned related to cost sharing provisions pursuant to the strategic collaboration agreement with Mallinckrodt along with the receipt of grant revenue from DHHS.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses and, as of March 31, 2000, had an accumulated deficit during development stage of $41,340,101. We have financed our net operating losses through March 31, 2000 by a series of debt and equity financings. At March 31, 2000, we had cash and cash equivalents of $5,497,252, accounts receivable of $2,563,834 and prepaid expenses and other assets of $452,297, and working capital of $6,934,074.

For the nine months ended March 31, 2000, the net increase in cash amounted to $2,708,624. Cash used for operating activities was $8,407,142, net cash used for investing activities was $287,980 and cash provided by financing activities was $11,403,746.

As of December 7, 1999, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments range from approximately $187,374 in year one to approximately $202,070 in year five.

As of August 17, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop, manufacture, market and sell LeuTech. Under the terms of the agreement, Mallinckrodt:

•	received an exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech and paid a licensing fee of $500,000;
•	agreed to make milestone payments totaling $10,000,000 upon FDA approval of the first LeuTech indication and upon the attainment of certain sales goals following product launch;
•	agreed to reimburse Palatin for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;
•	agreed to pay to Palatin a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;
•	purchased 700,000 restricted shares of Palatin’s non-voting Series C convertible preferred stock for $13,000,000;
•	agreed that the Series C convertible preferred stock purchased by them would be convertible after five years, or earlier upon the occurrence of a change in control in Palatin (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights; and
•	was repaid $2,000,000 in principal plus $46,489 of interest in connection with a subordinated non-negotiable promissory note.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

On March 14, 2000 the Company announced that it will not be extending the merger consummation date of March 31, 2000 for its previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and will not be proceeding with the merger. Palatin's decision not to proceed with the merger is based on management's view that the merger is not currently in the best interests of its stockholders.

On or about April 28, 2000, Molecular Biosystems, Inc. ("MBI") commenced an action (the "Action") against the Company and against Evergreen Merger Corporation ("Evergreen"), a wholly owned subsidiary or the Company, in the Superior Court of the State of Delaware, County of New Castle. In its complaint, MBI seeks damages against the Company and Evergreen arising from the alleged improper termination by the defendants of a merger agreement dated November 11, 1999 among MBI, the Company and Evergreen pursuant to which Evergreen would merge with and into MBI and become a wholly owned subsidiary of the Company.

As a consequence of the claims alleged in the complaint, MBI contends that it is entitled to an award of damages against the Company and Evergreen in amounts to be determined at the trial of the Action but, in any event, at least equal to $1,765,305, representing the amount of a "breakup fee" of $1,000,000 provided for in the agreement and $765,305 for the costs and expenses incurred by MBI in connection with the merger. In addition, MBI seeks consequential damages in an unstated amount plus interest and MBI's costs and expenses of the Action.

Management believes that its has good and meritorious defenses to the Action and intends vigorously to defend the Action.

Item 2.     Changes in Securities and Use of Proceeds.

None.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

On March 30, 2000, we announced that the U.S. Patent and Trademark Office issued patent 6,027,711 relating to the Company's MIDAS peptide technology. This is the second MIDAS patent to issue having claims that cover the design and synthesis of conformationally constrained metallo-peptides. MIDAS is a platform technology for design and development of receptor selective agents for use as therapeutics or imaging. Our first MIDAS therapeutic agent, for treating obesity, is in animal testing and management anticipates receiving results within three months. In addition, we have several MIDAS-based cancer imaging agents that have demonstrated efficacy in animal models and management is currently deciding which will move forward to clinical trials.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

27.1 Financial Data Schedule

99.1 Press Release dated March 14, 2000 concerning discontinuation of the proposed merger with Molecular Biosystems, Inc.

     (b) Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 11, 2000	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)