Form 10-K
period 2000-06-30
PALATIN TECHNOLOGIES INC
filed 2000-10-03
CIK 911216

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON SEPTEMBER 29, 2000
              PURSUANT TO A RULE 201 TEMPORARY HARDHSIP EXEMPTION.

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000

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
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)


         103 Carnegie Center, Suite 200
         Princeton, New Jersey                                   08540
         (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (609) 520-1911

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, as of September 25, 2000, was $47,782,831.

As of September 25, 2000, 8,199,136 shares of the registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: the registrant's definitive proxy statement relating to the annual meeting of stockholders currently scheduled for November 2000, incorporated by reference in Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                TABLE OF CONTENTS



                                     PART I

                                                                         Page

Item  1.    Business .........................................................1

Item  2.    Properties ......................................................12

Item  3.    Legal Proceedings ...............................................12

Item  4.    Submission of Matters to a Vote of Security Holders .............13



                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
                  Matters ...................................................13

Item  6.    Selected Financial Data .........................................14

Item  7.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .................................16

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ......25

Item  8.    Financial Statements and Supplementary Data .....................26

Item  9.    Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure ..................................58


                                    PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act .........59*

Item 11.   Executive Compensation ...........................................59*

Item 12.   Security Ownership of Certain Beneficial Owners and Management ...59*

Item 13.   Certain Relationships and Related Transactions ...................59*

*Incorporated by reference from our definitive proxy statement relating to the annual meeting of stockholders scheduled for November 15, 2000, which we will file with the Securities and Exchange Commission within 120 days after our June 30, 2000 fiscal year end.



                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ..59

Signatures ..................................................................63

Exhibit Index................................................................65

                                     PART I

ITEM 1.  BUSINESS.

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

OVERVIEW

     We are in the early stages of developing pharmaceutical products and technologies. We are concentrating our efforts on the following:

     o MIDAS(TM), a peptide technology which may be useful to develop drugs to treat diseases or for diagnostic imaging. A peptide is a short chain of amino acids. We are engaged in research and development of this technology to treat obesity and eating disorders and for neural regeneration, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

     o PT-141, a drug to treat sexual dysfunction, initially male erectile dysfunction. PT-141 is a stabilized peptide that works like a natural hormone. PT-141 is in preclinical testing, and we expect to start clinical trials in late 2000 or early 2001.

     o LeuTech(R), a diagnostic imaging product used to image and locate the site of infection or inflammation within the body. We have completed clinical trials with LeuTech for the diagnosis of equivocal appendicitis and filed an application with the United States Food and Drug Administration for approval to market LeuTech for that indication. FDA review of our clinical efficacy and safety data is complete and the FDA has not requested any further data on efficacy or safety. However, the FDA has requested additional manufacturing and process validation data. We are currently working on responding to the FDA's request for additional data. We are conducting additional clinical trials with LeuTech to diagnose other infections such as bone infections, infections of prostheses, or artificial body parts, and abscesses. We believe that LeuTech can be used to diagnose a wide range of other infections, including infections of the intra-abdominal area, such as intestinal, spleen, liver or urinary tract infections.

PRODUCTS AND TECHNOLOGIES IN RESEARCH AND DEVELOPMENT

     MIDAS. MIDAS is a novel peptide chemistry that may have broad applications in the pharmaceutical and radiopharmaceutical industries. The MIDAS technology combines a metal ion with a specially designed peptide, resulting in a biologically active molecule. Peptides, which are short chains of amino acids, play important roles in regulating a variety of biological functions. Natural peptides function by conforming or bending to fit specific molecules on cell surfaces, called receptors, thereby signaling the cell to initiate a biological activity. Some important biological functions that are affected in this manner include overall growth and behavior, inflammatory responses, immune responses and wound healing.

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

     We believe that our patented MIDAS technology can be used for rational design and production of receptor-specific drugs. Using MIDAS, highly stable complexes of a peptide and a metal ion are formed, which mimic the three-dimensional structure that fits a particular receptor ("conformation"). We hope that by designing MIDAS peptides to mimic the conformation required for a specific receptor, we can make a stable, receptor-specific drug, with enhanced biological activity and fewer side effects. We may be able to develop radiopharmaceutical products, which may be diagnostic or therapeutic, using radioactive metal ions in MIDAS peptides. Non-radioactive metal ions may be used in the development of biopharmaceutical MIDAS peptides.

     We are engaged in research and development on a number of product opportunities for our MIDAS technology, including use of peptide molecules for the treatment of obesity and eating disorders with a melanocortin receptor-based therapeutic agent, and for neural regeneration. We believe that MIDAS technology may have medical applications in a variety of areas, including immune disorders, cancers and cardiology. We intend to seek to enter into strategic alliances or collaborative arrangements to provide additional financial and technical resources for MIDAS development.

     AGREEMENT WITH NIHON MEDI-PHYSICS. In 1996, we entered into a license option agreement with Nihon Medi-Physics Co. Ltd., a large Japanese pharmaceutical company. We received an initial payment of $1,000,000, before Japanese withholding taxes of $100,000. On December 29, 1998, we terminated the existing license option agreement with Nihon by mutual agreement, and signed a letter of intent relating to development of diagnostic and therapeutic radiopharmaceutical products based on our MIDAS peptide technology. We have decided not to pursue any opportunities with Nihon Medi-Physics at the present time.


     PT-14 AND PT141. PT-14 is a stabilized peptide based on the natural hormone alpha-MSH. We are developing it for the treatment of male erectile dysfunction. We believe that PT-14 will be different from currently available treatments for male erectile dysfunction because its mechanism of action is through receptors found in the brain, as compared to a direct effect on blood flow to the penis. PT-14 may be useful in treating patients who do not respond well to current therapies.

     In a preliminary double-blind clinical study using PT-14 conducted under a physician-sponsored FDA investigational new drug application prior to our licensing of PT-14, eight out of 10 men achieved clinically significant erectile response.

     Studies during the last ten years indicate that as many as 20 million to 30 million men in the United States may be afflicted with some form of male erectile dysfunction. Because of the large number of men believed to be afflicted with male erectile dysfunction, we believe the total market for treatment will be several billion dollars per year. There is tremendous competition to develop and market drugs for treatment of male erectile dysfunction.

     In March 1998, we entered into a license and development agreement with Watson Laboratories, Inc., formerly TheraTech, Inc., which included a license to some patents owned by TheraTech, to collaboratively develop an oral transmucosal delivery system for PT-14. On March 15, 2000 we entered into an agreement with Watson Laboratories to terminate this license and development agreement.

     PT-141. PT-141 is a safer, more potent derivative of PT-14. We have initiated development efforts on a nasal delivery formulation of PT-141. We intend to further evaluate PT-141 for male erectile dysfunction. We expect to file an investigational new drug application with the FDA later this year, after which we expect to begin our initial clinical trials with the enrollment of test subjects.

     LEUTECH. The LeuTech kit system contains a modified mouse monoclonal antibody and our proprietary chemistry for radiolabeling the antibody. Prior to use in patients, the antibody contained in the LeuTech kit is radiolabeled with technetium-99m, a radioactive isotope, by a radiopharmacy (a pharmacy specializing in radioactive materials) or by a hospital's nuclear medicine department. After radiolabeling, LeuTech is administered to the patient by intravenous injection, and rapidly binds to white blood cells present at the site of the infection or circulating in the blood stream. Using LeuTech, physicians can take a definitive image within 45 minutes of administration, permitting rapid imaging and detection of the site of infection.

     LeuTech has been used to image a variety of infections within the intra-abdominal area, such as intestine, spleen, liver or urinary tract abscesses, as well bone, prosthetic and other abscesses. As part of the body's immune response to an infection, large numbers of white blood cells migrate to and collect at the site of the infection. The concentration of white blood cells at the site of the infection can be used as the basis of detection. By using an agent such as LeuTech, which "tags" or labels the white blood cells with temporary radioactivity, the site of the infection can be readily detected using a camera that records radioactivity.

     The most accurate procedure currently available for the nuclear medicine imaging of infection sites involves white blood cells labeled with radioactivity outside of the patient's body. This white blood cell labeling procedure begins with the removal of blood cells from the patient, isolating white blood cells from the patient's blood, radiolabeling the white blood cells and injecting the radiolabeled white blood cells back into the patient. The radiolabeled white blood cells then localize at the site of infection, and can be detected using the appropriate camera. This procedure is expensive, involves risks to patients and technicians associated with blood handling, and generally takes between eight and twelve hours to generate a diagnostically useful image.

     In order to understand the process of drug testing and approval, it is helpful to be familiar with the following terminology of clinical trial phases and FDA applications:

          Preclinical testing: animal trials to evaluate toxicity.

          Phase I: In Phase I clinical trials, researchers test a new drug or treatment in a small group of people for the first time to evaluate its safety, determine a safe dosage range, and identify side effects.

          Phase II: In Phase II clinical trials, the study drug or treatment is given to a larger group of people to see if it is effective and to further evaluate its safety.

          Phase III: In Phase III studies, the study drug or treatment is given to large groups of people to confirm its effectiveness, monitor side effects, compare it to commonly used treatments, and collect information that will allow the drug or treatment to be used safely.

          Phase IV: Phase IV studies are done after the drug or treatment has been marketed. These studies continue testing the study drug or treatment to collect information about their effect in various populations and any side effects associated with long-term use. Investigational new drug application: report on preclinical and clinical testing through Phase III, with manufacturing and labeling information.

          Biologics license application, or BLA: application for FDA approval for sale of a product classified as a biologic.

          New drug application: application for FDA approval for sale of a product classified as a drug.

          MIDAC: Medical Imaging Drug Advisory Committee.

     We submitted an investigational new drug application to the FDA on LeuTech for diagnosis of appendicitis. We completed Phase I, II and III clinical trials of LeuTech and submitted a biologics license application to the FDA for approval to market LeuTech for the diagnosis of equivocal appendicitis.

     The Phase I clinical trial tested the safety of LeuTech, and investigated the sites where it can be found after administration. In that study, LeuTech was administered to 10 healthy volunteers who were monitored for adverse events. The results showed that there were no significant safety concerns associated with LeuTech administration.

     In the Phase II clinical trial, we evaluated LeuTech for its ability to diagnose equivocal appendicitis. The Phase II clinical trial enrolled 56 patients with a preliminary diagnosis of equivocal appendicitis at two medical centers. In the study, the commercial preparation of LeuTech demonstrated 88% accuracy and 100% sensitivity in the diagnosis of equivocal appendicitis.

     In July 1998, we met with representatives of the FDA to discuss the LeuTech Phase II clinical results and to discuss the LeuTech Phase III clinical trials protocol. Following the meeting, we submitted a Phase III protocol and began Phase III clinical trials for the diagnosis of equivocal appendicitis in September 1998. Palatin completed Phase III trials in the spring of 1999.

     In May 1999, we met with representatives of the FDA to discuss the LeuTech Phase III clinical results and to discuss filing a biologics license application for approval to market LeuTech for diagnosis of equivocal appendicitis. We filed the biologics license application on November 23, 1999.

     In July 2000, we met with the FDA MIDAC, which determined in two unanimous (9-0) votes that LeuTech is safe and effective for use in the diagnosis of appendicitis in patients with equivocal signs and symptoms, and that the it has demonstrated clinical utility managing these patients.

     In September 2000, as part of the normal review process, we received a complete review letter containing the FDA's comments. FDA review of the clinical efficacy and safety data is complete, and the FDA did not request further data on efficacy or safety. The letter advises us that the manufacturing process validation data which we previously submitted were not adequate for final approval. The FDA listed its issues and concerns regarding our application and provided specific details on how we must supplement our application to remedy the issues. Resolving the outstanding manufacturing issues will impact the timing of FDA approval. Although we cannot know for certain whether we can address these issues to the FDA's satisfaction, we are confident that we will be able to resovle them.

     We have conducted small-scale LeuTech trials for indications involving other infections. We have obtained images in indications such as osteomyelitis, abdominal abscesses, and pulmonary infections. In many cases, researchers were able to obtain LeuTech diagnostic images in under one hour. We are currently conducting Phase II clinical trials to evaluate potential LeuTech indications as well as safety studies on the risks of repeat doses causing a human anti-mouse antigen response in the presence of human anti-mouse antigens.

     Strategic Collaboration Agreement with Mallinckrodt. On August 16, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt:

     o received an exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech and paid a licensing fee of $500,000;

     o agreed to make milestone payments of $5,000,000 on FDA approval of the first LeuTech indication and $5,000,000 on attainment of sales goals following product launch;

     o agreed to reimburse us for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;

     o agreed to pay us a transfer price on each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;

     o purchased 700,000 restricted shares of our non-voting Series C convertible preferred stock for $13,000,000;

     o agreed that the Series C convertible preferred stock would be convertible after five years, or earlier upon the occurrence of a change in control (as defined in the agreement), into 700,000 shares of our common stock with certain registration and anti-dilution rights;

     o agreed to the oversight of LeuTech development and marketing activities by a joint steering committee, comprised of equal numbers of representatives to be appointed;

     o agreed to the potential termination of the agreement by either party in the event of material breach or nonpayment by the other party and the expiration of the agreement after the commercial sale of LeuTech ceases;

     o agreed that if the agreement was validly terminated by us before its expiration due to material breach or nonpayment by Mallinckrodt, then, among other things, all licenses granted to Mallinckrodt will be terminated, Mallinckrodt will assign to us any interest they may have in any trademarks used to market LeuTech as well as any regulatory filings Mallinckrodt may have made in connection with LeuTech and Mallinckrodt will continue to pay us royalty on the sale of any inventory they may have the right to dispose of; and

     o agreed that if the agreement was validly terminated by Mallinckrodt before its expiration due to a material breach or nonpayment by us, then, among other things, all licenses granted to Mallinckrodt under the terms of the agreement will be considered exclusive and irrevocable, we shall transfer to Mallinckrodt all contractual and intellectual property rights necessary for the production of LeuTech in quantities sufficient to meet Mallinckrodt's needs, and Mallinckrodt shall continue to pay us royalty on all sales of LeuTech.



     RESEARCH AND DEVELOPMENT. Our research and development efforts primarily focus on two areas: diagnostic imaging and peptide-based therapeutics. Taken collectively, we believe our technologies will facilitate the development of a portfolio of potential products. A summary of our research and development program appears below. "Research" includes the identification of novel molecular targets, development of assay systems, discovery and evaluation of prototype compounds in vitro and in vivo with animal testing. "Development" includes product formulation, toxicology and additional animal testing of a compound, followed by clinical testing and manufacturing methods development.

Program       Indication                       Status         Commercial Rights
-------       ----------                       ------         -----------------

LeuTech       appendicitis                     BLA            Mallinckrodt

              osteomyelitis                    Phase II       Mallinckrodt

              post-surgical abscess            Phase II       Mallinckrodt

PT-141        erectile dysfunction             development

MIDAS         obesity and eating disorders     research

              neural regeneration              research


     Over the last three fiscal years, we have spent approximately the following amounts on research and development activities:

     o    year ended June 30, 2000: $9,110,000

     o    year ended June 30, 1999: $8,720,000

     o    year ended June 30, 1998: $7,110,000



PATENTS AND PROPRIETARY INFORMATION

     PATENT PROTECTION. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We aggressively seek patent protection for its technology in the United States and, selectively, in those foreign countries where protection is important to the development of our business.

     We own or have rights to patents and pending applications directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; peptide pharmaceuticals; and to methods for making and using the foregoing in diagnostic and therapeutic applications. We own or have rights to over 25 United States patents, several pending United States patent applications, and foreign patents and applications in selected foreign countries corresponding to certain United States patents and applications.

     Although we have filed patent applications covering the LeuTech products, and those applications are pending, we may not be able to obtain a patent, and the claims of the patent may not provide meaningful protection for the LeuTech product. In addition, even if the patent issues, it may not be valid. We do not know for certain that the use or sale of LeuTech will not infringe upon patents of third parties.

     In the event that a third party has also filed a patent application relating to an invention we claimed in a patent application, we may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office ("PTO") to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us. An adverse outcome could result in losing patent protection for the subject of the interference, subjecting us to significant liabilities to third parties and requiring us to obtain licenses from third parties at undetermined cost or to cease using the technology.

     FUTURE PATENT INFRINGEMENT. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued yet. Although we are not aware of any valid U.S. patents which are infringed by LeuTech or by our method of making LeuTech, such patents might arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

     GOVERNMENT RIGHTS. Some of our patents relating to LeuTech are directed to inventions developed internally or within academic institutions from which we previously acquired rights to such patents with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects, as required by law or agreements with the funding agency.

     PROPRIETARY INFORMATION. We rely on proprietary information, such as trade secrets and know-how, which is not patented. We have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality agreements with our employees, consultants and certain contractors. If our employees, scientific consultants or collaborators or licensees develop inventions or processes independently that may be applicable to our product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.

     If trade secrets are breached, our recourse will be solely against the person who caused the secrecy breach. This might not be an adequate remedy to us, because third parties other than the person who causes the breach will be free to use the information without accountability to us. This is an inherent limitation of the law of trade secret protection.

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

     After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase IV studies, and surveillance to monitor the effects of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential.

     GOOD MANUFACTURING PRACTICES. In addition to obtaining either a biologics license application or new drug application approval from the FDA for any of our proposed products, if the proposed product is manufactured in the United States, the drug manufacturing establishment must be registered with, and inspected by, the FDA. Such drug manufacturing establishments are subject to biennial inspections by the FDA, and must comply with current good manufacturing practices regulations enforced by the FDA. To supply products for use in the United States, foreign manufacturing establishments must comply with current good manufacturing practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We depend on contract manufacturing establishments, both in the United States and in foreign countries, to manufacture components of LeuTech. We anticipate that contract manufacturing establishments will manufacture PT-141 and proposed products resulting from our MIDAS technology.

THIRD-PARTY REIMBURSEMENTS

         Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor's determination that use of a product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and we are not sure whether third-party reimbursement will be available for our proposed products, or that the reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for our products would adversely affect the market acceptance of these products. Further, health care reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

MANUFACTURING AND MARKETING

     To be successful, our products must be manufactured in commercial quantities under current good manufacturing practices requirements prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any products in commercial quantities under good manufacturing practices. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our products.

     We are dependent on Dutch State Mines of the Netherlands for the manufacture of the antibody used in LeuTech, and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of LeuTech kits. The failure of either of these manufacturers to comply with FDA current good manufacturing practices or to supply these key components of LeuTech on a timely basis or at all, could force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at basis. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

     If LeuTech is approved for marketing by the FDA, we will rely on our arrangement with Mallinckrodt to market, sell and distribute LeuTech. We will have limited control over these activities.

     Proposed products resulting from MIDAS technology and PT-141 are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. We currently contract with third-party manufacturers for the production of peptides and anticipate doing so in the future.

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

EMPLOYEES

     As of September 25, 2000, we employed 27 persons full time, of whom 20 were engaged in research and development activities and seven were engaged in administration and management. Seven of our employees hold Ph.D. degrees. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

     None of our employees are covered by a collective bargaining agreement. Our employees have executed confidentiality agreements. We consider relations with our employees to be good.

     From time to time, we hire scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including most aspects of manufacturing and some aspects of regulatory approval and clinical management. Our independent advisors and consultants generally sign agreements that provide for confidentiality of our proprietary information.


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



ITEM 2.  PROPERTIES.

     Our executive offices are located at 103 Carnegie Center, Suite 200, Princeton, New Jersey, where we lease approximately 7,300 square feet under a lease which expires December 15, 2004. Our research and development facility is located in Edison, New Jersey, where we lease approximately 16,000 square feet under a lease which expires July 31, 2007. The leased properties are in good condition.



ITEM 3.  LEGAL PROCEEDINGS.

         On March 14, 2000, we announced that we would not be extending the merger consummation date of March 31, 2000 for our previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and would not be proceeding with the merger. Our decision not to proceed with the merger was based on management's view that the merger was not in the best interests of our stockholders.

         On or about April 28, 2000, Molecular Biosystems commenced a legal action against us and against Evergreen Merger Corporation, our wholly-owned shell subsidiary, in the Superior Court of the State of Delaware, County of New Castle. In the complaint, Molecular Biosystems seeks damages against us and Evergreen arising from the alleged improper termination of the merger agreement dated November 11, 1999, among Molecular Biosystems, Palatin and Evergreen. Under the merger agreement, Evergreen would have merged with and into Molecular Biosystems, which would have become a wholly-owned subsidiary of ours.

     As a consequence of the claims alleged in the complaint, Molecular Biosystems contends that it is entitled to an award of damages against us and Evergreen in amounts to be determined at trial, but in any event, at least equal to $1,765,305. This figure represents the amount of a "breakup fee" of $1,000,000 provided for in the merger agreement and $765,305 for the costs and expenses allegedly incurred by Molecular Biosystems in connection with the proposed merger. In addition, Molecular Biosystems seeks consequential damages in an unstated amount plus interest and Molecular Biosystems' costs and expenses of the action.

     In our response filed in June of 2000, we have denied the material allegations. Management believes that we have good and meritorious defenses to the action and we intend vigorously to defend the action.

     We are involved in various claims and litigation arising in the normal course of business, consisting of actions commenced against Palatin prior to the RhoMed merger. We believe that the outcome of such claims and litigation will not have a material adverse effect on our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.



                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Our common stock has been quoted on The American Stock Exchange under the symbol PTN, since December 21, 1999. It had previously traded on the Nasdaq SmallCap Market under the symbol PLTN.

     The table below provides, for the fiscal quarters indicated, the reported high and low closing sales prices for the common stock on AMEX since December 21, 1999, and the reported high and low bid prices for the common stock on Nasdaq before December 21, 1999.

                      YEAR ENDED JUNE 30, 2000          HIGH        LOW
Fourth Quarter...................................... $ 7-5/16     $ 3-5/8

Third Quarter....................................... $ 9-1/4      $ 2-3/4

Second Quarter...................................... $ 4          $ 2-3/8

First Quarter....................................... $ 5-3/16     $ 2-31/32

                      YEAR ENDED JUNE 30, 1999         HIGH         LOW
Fourth Quarter...................................... $ 7          $ 3-3/8

Third Quarter....................................... $ 6-3/8      $ 3-3/4

Second Quarter...................................... $ 5-13/16    $ 1-3/8

First Quarter....................................... $ 5-1/2      $ 1-29/32

     HOLDERS OF COMMON STOCK. On September 25, 2000, we had approximately 335 holders of record of common stock. About half of our outstanding common stock is registered in the name of depositories and brokers, which represent a much larger number of individual share accounts. On September 25, 2000 the closing sales price of our common stock as reported on the AMEX was $6.25 per share.

     DIVIDENDS AND DIVIDEND POLICY. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

     DIVIDEND RESTRICTIONS. Our two outstanding series of preferred stock, Series A and C, contain the following restrictions on our ability to pay dividends or make distributions to stockholders.

     o Series A: We may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of Series A preferred stock.

     o Series C: We may not pay a dividend or make any distribution to holders of any class of stock while any Series C preferred stock remains outstanding.

     RECENT SALES OF UNREGISTERED SECURITIES. In April 2000, we issued warrants to eight accredited investors to purchase a total of 50,000 shares of our common stock at an exercise price of $.01 per share. We issued the warrants in connection our termination of a license and development agreement with Watson Laboratories and the investors' privately negotiated purchase from Watson of a total of 363,636 shares of our common stock, for a total price of $2 million. Watson had purchased the shares from us in July 1998.

     The warrants are exercisable in whole or in part at any time before March 15, 2005. We will proportionately adjust the number of shares issuable on exercise of the warrants if we effect a division, recombination or reclassification of our common stock, or if we make a distribution of securities on the basis of all outstanding common stock.

     We relied on the exemption under Section 4(2) of the Securities Act of 1933 in that the issuance did not involve any public offering of the warrants. The warrants are not transferable absent registration or an exemption from registration, and the warrant certificates bear a restrictive legend to that effect. The warrant holders have piggy-back registration rights for five years, or until the common stock underlying the warrants is registered or can be sold without volume limitations under SEC Rule 144.

ITEM  6.  SELECTED FINANCIAL DATA.

     The following selected consolidated financial data has been derived from the consolidated financial statements of Palatin Technologies, Inc. as of and for each of the five years in the period ended June 30, 2000 which have been audited by Arthur Andersen LLP, independent public accountants. This data should be read in conjunction with our consolidated financial statements, including the notes to the financial statements, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

                                       (In thousands, except per share data)
                                               Year Ended June 30,
                                               -------------------
                                  1996(1)    1997     1998     1999      2000
                             ---------------------------------------------------
Statement of Operations Data:
REVENUES:
 Grants and contracts       $    --   $    350  $     34    $     60    $ 4,617
 License fees and royalties      --        350        --         550        500
 Other                           24         22        --          --        --
                            -------   --------  ---------   ---------   --------
  Total revenues                 24        722        34         610      5,117
                            -------   --------  ---------   ---------   --------

                                       (In thousands, except per share data)
                                               Year Ended June 30,
                                               -------------------
                                  1996(1)    1997     1998     1999      2000
                             ---------------------------------------------------

OPERATING EXPENSES:
 Research and development       870     3,410      7,111       8,720      9,110
 General and administrative   1,701     2,533      2,991       3,957      4,567
 Net intangibles write down     259        --         --          --         --
                            -------   --------  ---------   ---------   --------
   Total operating expenses   2,830     5,943     10,102      12,677     13,677


OTHER INCOME (EXPENSES)
 Interest income                 11       296       409          172        405
 Interest expense              (628)     (375)     (227)        (107)       (29)
 Merger costs                  (475)       --        --           --         --
                            --------  --------  ---------   ---------   --------
   Total other income
     (expense)               (1,092)      (79)      182           65        376
                            --------  --------  ---------   ---------   --------

NET LOSS                    $(3,898)  $(5,300)   $(9,886)   $(12,002)   $(8,184)

PREFERRED STOCK
  DIVIDEND                       --    (2,889)      (233)         --         --
                            --------  --------  ---------   ---------   --------

NET LOSS ATTRIBUTABLE
  TO COMMON
  STOCKHOLDERS              $(3,898)  $(8,189)  $(10,119)   $(12,002)   $(8,184)
                            ========  ========  =========   =========   ========

Net loss per common
   share (2)                $ (1.82)  $ (2.80)  $  (3.15)   $  (2.02)   $ (1.10)


Weighted avg. common shares
Outstanding                   2,144     2,924      3,211       5,936      7,441
                            ========  ========  =========   =========   ========

                                                   June 30,
                            ----------------------------------------------------
                               1996      1997       1998        1999       2000
                            ----------------------------------------------------
Balance Sheet Data:
Cash, cash equivalents
   and Investments          $ 6,791   $12,622   $  4,326    $  2,789    $ 5,842
Property, plant &
   equipment, net                96       922      1,610       1,458      1,573
Working capital               4,503    10,142      2,069         554      4,995
Total assets                  7,041    14,063      6,475       4,723      8,885
Long term debt, net of
    current portion           1,844       940          -       2,000          -
Common stock                    115        30         41          71         79
Net stockholders' equity      2,838     9,835      3,390         341      6,905

------------------------------------
(1)  Ten Months Ended June 30, 1996.
(2)  Basic and diluted.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the financial statements filed as part of this report.

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 2000 COMPARED TO THE YEAR ENDED JUNE 30, 1999

     CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - Cash, cash equivalents and short-term investments increased to $5,375,210 at June 30, 2000 from $2,788,628 at June 30, 1999. The increase was due to the receipt of funds, approximately $11,450,000 net, from the collaboration agreement signed with Mallinckrodt, Inc. on August 17, 1999. Pursuant to the agreement we:

     o Received $500,000 from a one-time, non-refundable exclusive worldwide license (excluding Europe) for sales, marketing and distribution of LeuTech.

     o Received $13,000,000 from the sale of 700,000 restricted shares of our non-voting Series C convertible preferred stock.

     o Paid $2,000,000 in principal as repayment of a subordinated non-negotiable promissory note from Mallinckrodt, plus $46,489 in interest.

     ACCOUNTS RECEIVABLE - Accounts receivable increased to $953,163 at June 30, 2000 from zero at June 30, 1999. The increase was due to the recognition of contract revenue pursuant to our strategic collaboration agreement with Mallinckrodt, see below.

     GRANT AND CONTRACTS - We recorded $4,141,480 as contract revenue during the year ended June 30, 2000 related to the shared development costs and product direct costs of LeuTech, pursuant to our strategic collaboration agreement with Mallinckrodt. We also recorded $475,631 as grant revenue for the year ended June 30, 2000. We completed Phase I grants and a Phase II grant, previously awarded, under the Small Business Innovative Research program with the National Institutes of Health of the Department of Health and Human Services. We had no revenues from contracts and recorded $59,977 as grant revenue for the year ended June 30, 1999.

     LICENSE FEES AND ROYALTIES - We recorded $500,000 in license fees as revenue for the year ended June 30, 2000. We received these fees as a one-time, non-refundable payment pursuant to our strategic collaboration agreement with Mallinckrodt. We recognized $550,000 in license fees as revenue during the year ended June 30, 1999 related to our license option agreement with Nihon Medi-Physics ("Nihon"). We recognized this $550,000, previously recorded as "deferred revenue," because we and Nihon changed the development emphasis and termination provisions of the original agreement. We are not required to perform any future services under this agreement.

     RESEARCH AND DEVELOPMENT - Research and development expenses increased to $9,109,619 for the year ended June 30, 2000 compared to $8,719,562 for the year ended June 30, 1999. The increase in R&D is primarily related to development of our LeuTech product, including increased expenses for manufacturing scale-up, consulting and clinical trials. We expect research and development expenses to continue to increase in future quarters as we expand clinical trials and manufacturing efforts on the LeuTech product and expand efforts to develop PT-141 and the MIDAS technology.

     GENERAL AND ADMINISTRATIVE - General and administrative expenses increased to $4,567,273 for the year ended June 30, 2000 compared to $3,957,401 for the year ended June 30, 1999. The increase in general and administrative expenses was mainly attributable to the payment of approximately $625,000 of costs pursuant to the proposed merger with Molecular Biosystems.

     INTEREST INCOME - Interest income increased to $405,590 for the year ended June 30, 2000 compared to $172,241 for the year ended June 30, 1999. The increase in interest income is the result of the receipt of funds pursuant to our strategic collaboration agreement with Mallinckrodt, which enabled an increase in funds available for investment purposes.

     INTEREST EXPENSE - Interest expense decreased to $29,247 for the year ended June 30, 2000 compared to $107,639 for the year ended June 30, 1999. The decrease in interest expense is due to the repayment of debt due to Mallinckrodt.

     NET LOSS - Net loss decreased to $8,183,438 for the year ended June 30, 2000 compared to $12,002,384 for the year ended June 30, 1999. The decrease is attributable to revenues earned related to cost sharing provisions pursuant to the collaboration agreement with Mallinckrodt.

YEAR ENDED JUNE 30, 1999 COMPARED TO THE YEAR ENDED JUNE 30, 1998

     GRANTS AND CONTRACTS - During the year ended June 30, 1999 we recognized $59,977 as revenue under the Small Business Technology Transfer program of the Department of Health and Human Services. Grant revenue under the Small Business Innovative Research program of the Department of Health and Human Services was $33,967 for the year ended June 30, 1998. During the year ended June 30, 1999, we were awarded two new grants under the National Institutes of Health Small Business Innovative Research program totaling $850,000.

     LICENSE FEES AND ROYALTIES - We recognized $550,000 in license fees as revenue during the year ended June 30, 1999 related to its termination of a license option agreement with Nihon. This $550,000 was previously reported as deferred license revenue. We had no revenues from license fees or royalties during the year ended June 30, 1998.

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses increased to $8,719,562 for the year ended June 30, 1999 from $7,111,716 for the year ended June 30, 1998. We substantially increased research and development spending, primarily relating to development of LeuTech, including increased expenses for manufacturing scale-up, consulting and clinical trials, and also relating to research expenses on PT-14 and the MIDAS technology. The increase is also attributable to the amortization of deferred compensation totaling $313,202. We expect research and development expenses to continue to increase in future quarters as we expand research and manufacturing efforts on LeuTech and expand efforts to develop PT-14 and MIDAS technology.

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

     INTEREST INCOME - Interest income decreased to $172,241 for the year ended June 30, 1999 from $408,770 for the year ended June 30, 1998. The decrease in interest income is primarily the result of the depletion of funds available for investment purposes and used to fund operations.

     INTEREST EXPENSE - Interest expense decreased to $107,639 for the year ended June 30, 1999 from $227,143 for the year ended June 30, 1998. The decrease in interest expense is due to repayment of a portion of outstanding principal on long-term debt.

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

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses increased to $7,111,716 for the year ended June 30, 1998 from $3,409,983 for the year ended June 30, 1997. We substantially increased research and development spending, primarily relating to development of LeuTech, including increased expenses for manufacturing scale-up, consulting and initiation of Palatin-sponsored clinical trials, and also relating to research expenses on MIDAS. The increase is also attributable to the amortization of deferred compensation, and to the value of options granted at exercise prices below the then current market price of our common stock, totaling $797,570 for the year ended June 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have incurred net operating losses. As of June 30, 2000, we had a deficit accumulated during the development stage of $43,505,802. We have financed our net operating losses through June 30, 2000 by a series of debt and equity financings. At June 30, 2000, we had cash, cash equivalents and investments of $5,842,044 and accounts receivable of $953,163.

     For the year ended June 30, 2000, the net increase in cash and cash equivalents amounted to $885,792. Net cash used for operating activities was $8,540,107, net cash used for investing activities was $2,054,809, and net cash provided by financing activities was $11,480,708.

     In September 2000, we received $10.8 million from a private offering consisting of common stock and warrants. Investors, consisting of financial institutions based in Europe, purchased 1.8 million shares at a per share price of $6.00, which represented the closing market price of Palatin shares on the American Stock Exchange on September 7, 2000. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at a 25 percent premium to the closing price. The net proceeds will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

     On March 15, 2000 we entered into an agreement with Watson Laboratories Inc. (f/k/a TheraTech, Inc.) to terminate our License and Development Agreement with Watson dated March 18, 1998. In connection with the termination, we paid Watson approximately $500,000.

     On August 16, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt:

     o received an exclusive worldwide license (excluding Europe) for sales, marketing and distributions of LeuTech and paid a licensing fee of $500,000;

     o agreed to make milestone payments of $5,000,000 upon FDA approval of the first LeuTech indication and $5,000,000 on the attainment of sales goals following product launch;

     o agreed to reimburse us for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;

     o agreed to pay to us a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;

     o purchased 700,000 restricted shares of our non-voting Series C convertible preferred stock for $13,000,000; and

     o agreed that the Series C convertible preferred stock would be convertible after five years, or earlier upon the occurrence of a change in control (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights.

     As of December 7, 1999, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments range from approximately $187,374 in year one to approximately $202,070 in year five. We have entered into a sublease agreement with Derma Sciences, Inc. on our previous administrative offices. Under the sublease agreement Derma reimburses us 100% of all rents and utility charges.

     In March 1997, we entered into a ten-year lease on research and development facilities in Edison, New Jersey, which commenced August 1, 1997. Minimum annual future lease payments escalate from approximately $116,000 per year to $200,000 per year after the fifth year of the lease term. The lease will expire in fiscal year 2007.

     As of April 2000, we entered into an amendment to our research facility lease, which increased our rentable space from approximately 10,500 square feet to approximately 15,800.

Our aggregate future annual minimum lease payments escalate from approximately $203,000 until July 13, 2002 to $300,000 from July 14, 2002 through July 13,
2007.

     We have three license agreements that require minimum yearly payments. Future annual minimum payments under the license agreements are: 2001 - $150,000, 2002 - $200,000, 2003 - $200,000, 2004 - $200,000 and 2005 - $200,000.

     We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

     We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect our existing capital resources, including the funds we received in September 2000, will be adequate to fund our projected operations through June 30, 2001, based on current expenditure levels.

     We anticipate incurring additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to LeuTech, PT-141 and MIDAS. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

FACTORS AFFECTING OUR BUSINESS CONDITION

     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

DEVELOPMENT AND COMMERCIALIZATION OF OUR PROPOSED PRODUCTS AND TECHNOLOGIES INVOLVES A LENGTHY, COMPLEX AND COSTLY PROCESS AND WE MAY NEVER DEVELOP OR COMMERCIALIZE ANY PRODUCTS.

     Our proposed products are at various stages of research and development and may never be successfully developed or commercialized. LeuTech will require regulatory approval to market it for diagnosis of appendicitis, as well as additional clinical trials for other indications. PT-141 and our MIDAS technology will require significant further research, development and testing. You should evaluate Palatin in light of the uncertainties, delays, difficulties and expenses commonly experienced by early stage pharmaceutical companies, which generally include unanticipated problems and additional costs relating to:

     o    the development and testing of products in animals and humans

     o    product approval or clearance

     o    regulatory compliance

     o    good manufacturing practices

     o    product introduction

     o    marketing and competition.

WE EXPECT TO CONTINUE TO INCUR SUBSTANTIAL LOSSES OVER THE NEXT SEVERAL YEARS AND WE MAY NEVER BECOME PROFITABLE.

     We have never been profitable and we may never become profitable. As of June 30, 2000, we had an accumulated deficit of $43,505,802 and a loss for the year then ended of $8,183,438. We anticipate substantial losses over the next few years as we begin to manufacture and market LeuTech, expand clinical trials for LeuTech's other indications and for PT-141, and to continue research and development of PT-141 and our MIDAS technology.

WE MAY SELL ADDITIONAL EQUITY SECURITIES, WHICH WOULD CAUSE DILUTION.

     We may sell more equity securities in the future to obtain operating funds. We may sell these securities at a discount to the market price. Any future sales of equity securities will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

WE COULD LOSE OUR RIGHTS TO LEUTECH AND PT-141, WHICH WOULD ADVERSELY AFFECT OUR POTENTIAL REVENUES.

     Our rights to a key antibody used in LeuTech are dependent upon an exclusive license agreement with The Wistar Institute of Biology and Anatomy. Our rights to PT-141 are dependent upon an exclusive license agreement with Competitive Technologies, Inc. These agreements contain specific performance criteria and require us to pay royalties and make milestone payments. Failure to meet these requirements, or any other event of default under the license agreements, could lead to termination of the license agreements. If a license agreement is terminated we may be unable to make or market the covered product, in which case we may lose the value of our substantial investment in developing the product, as well as any future revenues from selling the product. If we were to lose rights to LeuTech, our first product to reach the stage of an FDA license application, the negative impact would be especially severe.

THE FDA MAY NOT APPROVE THE MARKETING OF LEUTECH, WHICH WOULD ADVERSELY AFFECT OUR POTENTIAL REVENUES.

     We completed clinical trials of LeuTech for the diagnosis of equivocal appendicitis in the spring of 1999. In November 1999, we filed an application with the FDA for approval to market

LeuTech for that indication. FDA review of the application can be a long, expensive and uncertain process. The application must demonstrate that LeuTech has met rigorous standards of safety, efficacy and manufacturing before it can be approved by the FDA for commercial use. The FDA has requested additional data on LeuTech manufacturing and process validation. We cannot know for certain whether we can remedy these matters to the FDA's satisfaction. Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects.

WE DEPEND ON TWO CONTRACT MANUFACTURERS, DUTCH STATE MINES AND BEN VENUE LABORATORIES, SO PRODUCTION AND SUPPLY OF LEUTECH DEPENDS ON PERFORMANCE OF CONTRACTS BY THIRD PARTIES OVER WHOM WE HAVE NO CONTROL.

     We have no ability or capacity to manufacture LeuTech. We are dependent on Dutch State Mines of the Netherlands for the manufacture of the antibody used in LeuTech, and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of LeuTech kits. The failure of either of these manufacturers to supply these key components of LeuTech on a timely basis or at all, could force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

WE HAVE LIMITED EXPERIENCE IN MARKETING, DISTRIBUTING AND SELLING DIAGNOSTIC IMAGING PRODUCTS AND MAY BE UNABLE TO ESTABLISH SUCCESSFUL MARKETING, DISTRIBUTION AND SELLING CAPABILITIES FOR LEUTECH.

     If the FDA approves LeuTech for marketing, we expect to rely on arrangements with other companies, such as Mallinckrodt, to market, sell and distribute LeuTech. If such arrangements fail, we may have difficulty establishing the necessary marketing relationships, and in any event, we will have limited control over these activities. If we do not establish sufficient marketing capability with other companies, our potential revenues from the sale of LeuTech will be adversely affected.

IF LEUTECH DOES NOT ACHIEVE MARKET ACCEPTANCE, OUR BUSINESS WILL SUFFER.

     Approval of LeuTech for marketing and sale does not assure the product's commercial success. LeuTech, if successfully developed, will compete with drugs manufactured and marketed by major pharmaceutical and other biotechnology companies. Physicians, patients or the medical community in general may not accept and utilize LeuTech. Imaging agents such as LeuTech generally take longer to achieve market acceptance following marketing approval than other drugs. The degree of market acceptance of LeuTech will depend on a number of factors, including:

     o the establishment and demonstration of the clinical efficacy and safety;

     o    potential advantage over alternative treatment methods; and

     o    reimbursement policies of government and third-party payors.

     If LeuTech does not achieve adequate market acceptance, our business, financial condition and results of operations will be adversely affected.

COMPETING PRODUCTS AND TECHNOLOGIES MAY MAKE LEUTECH AND OUR OTHER POTENTIAL PRODUCTS NONCOMPETITIVE.

     We are aware of one company developing an antibody-based product which may compete with LeuTech as to certain indications. The competing product is marketed in some European countries and regulatory approval is pending in the United States. Palatin is also aware of at least one other company developing a peptide-based product which may also compete with LeuTech as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

     The pharmaceutical industry, and in particular the diagnostics industry, is highly competitive. We are likely to encounter significant competition with respect to LeuTech and our other potential products. The intellectual property issues discussed above may affect the extent of competition that we may face. (See "Business of Palatin--Patents and Proprietary Information.") Many of our competitors have substantially greater financial and technological resources than us. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than us. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than us. These competitive products or technologies may be more effective and useful and less costly than LeuTech or our other potential products. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

CONTAMINATION OR INJURY FROM HAZARDOUS MATERIALS USED IN THE DEVELOPMENT OF LEUTECH, PT-141 AND MIDAS COULD RESULT IN LIABILITY EXCEEDING OUR FINANCIAL RESOURCES.

     Our research and development of LeuTech, PT-141 and MIDAS involves the use of hazardous materials and chemicals, including radioactive compounds. We cannot completely eliminate the risk of contamination or injury from these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of its insurance.

OUR STOCK PRICE HAS RANGED FROM $9.25 TO $2.37 OVER THE LAST 12 MONTHS, AND WE EXPECT IT TO REMAIN VOLATILE, WHICH COULD LIMIT INVESTORS' ABILITY TO SELL STOCK AT A PROFIT.

     The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

     o    continued operating losses

     o    announcements of technological innovations or new therapeutic products

     o announcement or termination of collaborative relationships by us or our competitors

     o announcements of mergers and acquisitions involving our suppliers and collaborators

     o    FDA approval or disapproval for marketing LeuTech

     o    governmental regulation

     o    clinical trial results

     o    developments in patent or other proprietary rights

     o    public concern as to the safety of our products

TRADING IN OUR STOCK OVER THE LAST 12 MONTHS HAS BEEN LIMITED, SO INVESTORS MAY NOT BE ABLE TO SELL AS MUCH STOCK AS THEY WANT AT PREVAILING PRICES.

     The average daily trading volume in our common stock was approximately 59,000 shares and the average daily number of transactions was approximately 50 over the last twelve months. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

OUR MANAGEMENT AND PRINCIPAL STOCKHOLDERS TOGETHER CONTROL APPROXIMATELY 37% OF OUR VOTING SECURITIES, WHICH CONCENTRATION OF OWNERSHIP COULD DELAY OR PREVENT A CHANGE IN CONTROL.

     After giving effect to the sale of 1,800,000 shares of common stock in September 2000, our executive officers and directors beneficially own approximately 13% of our voting securities and our 5% or greater stockholders beneficially own approximately 24% of our voting securities. These stockholders, acting together, will be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

ITEM  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     INTEREST RATE RISK. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments. As of June 30, 2000, our cash and cash equivalents and investments consisted of $5,842,044, most of which were short term investments having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

ITEM  8.
                           PALATIN TECHNOLOGIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of the Company are filed as part of this Report:

                                                                          Page

      Report of Independent Public Accountants.............................27

      Consolidated Balance Sheets..........................................28

      Consolidated Statements of Operations................................30

      Consolidated Statements of Stockholders' Equity (Deficit)............32

      Consolidated Statements of Cash Flows................................37

      Notes to Consolidated Financial Statements...........................40

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Palatin Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a Delaware corporation in the development stage) and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000 and the period from January 28, 1986 (inception) to June 30, 2000. These financial statements are the responsibility of Palatin's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the periods indicated above, in conformity with accounting principles generally accepted in the United States.

                                                     ARTHUR ANDERSEN LLP
Philadelphia, PA
September 27, 2000



                                                 PALATIN TECHNOLOGIES, INC.
                                              (A Development Stage Enterprise)
                                                 Consolidated Balance Sheets
                                                                                  June 30, 2000           June 30, 1999
                                                                              ----------------------  ----------------------
                             ASSETS
Current assets:
  Cash and cash equivalents                                                         $     3,219,593         $     2,333,801
  Accounts receivable                                                                       953,163                       -
  Short-term investments                                                                  2,155,617                 454,827
  Prepaid expenses and other
                                                                                            179,792                 147,780
                                                                              ----------------------  ----------------------
      Total current assets                                                                6,508,165               2,936,408


Fixed assets, net of accumulated depreciation and amortization
  of $914,846 and $676,362 respectively                                                   1,573,140               1,457,605
Restricted cash                                                                             263,075                 185,000
Other                                                                                       541,017                 144,032
                                                                              ----------------------  ----------------------
                                                                                    $     8,885,397         $     4,723,045
                                                                              ======================  ======================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $     1,012,070         $     1,116,894
  Accrued expenses                                                                          968,166               1,264,893
                                                                              ----------------------  ----------------------
      Total current liabilities                                                           1,980,236               2,381,787
                                                                              ----------------------  ----------------------
Long-term liabilities, net of current portion                                                     -               2,000,000
                                                                              ----------------------  ----------------------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 31,561 and 42,484 shares issued and outstanding
      as of June 30, 2000 and 1999, respectively;                                               316                     425
    Series B Convertible; 2,000 and 13,575 shares issued and outstanding as of
      June 30, 2000 and 1999, respectively;                                                      20                     136
    Series C Convertible;  700,000 shares issued and outstanding as of
         June 30, 2000;                                                                       7,000                       -
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 7,902,372 and 7,137,595 shares as of June 30, 2000
      and 1999 respectively;                                                                 79,024                  71,376
  Additional paid-in capital                                                             50,324,603              35,610,243
  Unamortized deferred compensation                                                               -                 (18,558)
  Deficit accumulated during development stage                                          (43,505,802)            (35,322,364)
                                                                              ----------------------  ----------------------
Total stockholders' equity                                                                 6,905,161                 341,258
                                                                              ----------------------  ----------------------
                                                                                    $     8,885,397         $     4,723,045
                                                                              ======================  ======================

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.


                       THIS PAGE INTENTIONALLY LEFT BLANK



                                                          PALATIN TECHNOLOGIES, INC.
                                                       (A Development Stage Enterprise)
                                                    Consolidated Statements of Operations

                                            Inception
                                       (January 28, 1986)           Year                    Year                    Year
                                            through                Ended                    Ended                   Ended
                                         June 30, 2000         June 30, 2000            June 30, 1999           June 30, 1998
                                       ------------------  -----------------------  ---------------------- ------------------------
REVENUES:
     Grants and contracts                  $   7,921,740          $     4,617,111            $     59,977             $     33,967
     License fees and royalties                1,734,296                  500,000                 550,000                        -
     Other                                       318,917                        -                       -                        -
                                       ------------------  -----------------------  ---------------------- ------------------------
        Total revenues                         9,974,953                5,117,111                 609,977                   33,967
                                       ------------------  -----------------------  ---------------------- ------------------------

OPERATING EXPENSES:
     Research and development                 32,747,288                9,109,619               8,719,562                7,111,716
     General and administrative               19,352,274                4,567,273               3,957,401                2,990,756
     Net intangibles write down                  259,334                        -                       -                        -
                                       ------------------  -----------------------  ---------------------- ------------------------
        Total operating expenses              52,358,896               13,676,892              12,676,963               10,102,472
                                       ------------------  -----------------------  ---------------------- ------------------------

OTHER INCOME (EXPENSES):
     Interest income                           1,353,990                  405,590                 172,241                  408,770
     Interest expense                         (1,950,849)                 (29,247)               (107,639)                (227,143)
     Merger costs                               (525,000)                       -                       -                        -
                                       ------------------  -----------------------  ---------------------- ------------------------
        Total other income/(expenses)         (1,121,859)                 376,343                  64,602                  181,627

                                       ------------------  -----------------------  ---------------------- ------------------------

NET LOSS                                     (43,505,802)              (8,183,438)            (12,002,384)              (9,886,878)

PREFERRED STOCK DIVIDEND                      (3,121,525)                       -                       -                 (232,590)
                                       ------------------  -----------------------  ---------------------- ------------------------





                                                          PALATIN TECHNOLOGIES, INC.
                                                       (A Development Stage Enterprise)
                                                    Consolidated Statements of Operations

                                           Inception
                                       (January 28, 1986)           Year                    Year                    Year
                                            through                Ended                    Ended                   Ended
                                         June 30, 2000         June 30, 2000            June 30, 1999           June 30, 1998
                                       ------------------  -----------------------  ---------------------- ------------------------
NET LOSS ATTRIBUTABLE TO COMMON
       STOCKHOLDERS                       $  (46,627,327)         $    (8,183,438)         $  (12,002,384)          $  (10,119,468)
                                       ==================  =======================  ====================== ========================
Basic and diluted net loss per Common
     share                                  $     (27.35)           $       (1.10)           $      (2.02)            $      (3.15)
                                       ==================  =======================  ====================== ========================
Weighted average number of Common
     shares outstanding used in
     computing basic and diluted net
     loss per Common share                     1,704,685                7,441,082               5,936,498                3,210,684
                                       ==================  =======================  ====================== ========================


  The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                                                        PALATIN TECHNOLOGIES, INC.
                                                     (A Development Stage Enterprise)
                                        Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                          Preferred Stock
                                                 ----------------------------------------------------------------------------------
                                                       Shares               Amount           Subscriptions          Receivable
                                                 -------------------  -------------------  -------------------  -------------------
Balance at inception                                              -           $        -           $        -           $        -
   Preferred stock subscriptions                                  -                    -                4,000               (4,000)
   Net loss from inception                                        -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------
Balance, August 31, 1995                                          -                    -                4,000               (4,000)
   Preferred stock subscriptions                                  -                    -               (4,000)               4,000
   Issuance of Preferred shares                           4,000,000                4,000                    -                    -
   Issuance of Common shares on
      $10,395,400 private placement                               -                    -                    -                    -
   Shares earned but not issued                                   -                    -                    -                    -
   Net loss                                                       -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------

Balance, June 25, 1996                                    4,000,000                4,000                    -                    -
  Conversion to Palatin Technologies, Inc.               (4,000,000)              (4,000)                   -                    -
Adjusted balance, June 25, 1996                                   -                    -                    -                    -
  Shares outstanding of Palatin
    Technologies, Inc.                                            -                    -                    -                    -
  Purchase of treasury stock                                      -                    -                    -                    -
   Net loss                                                       -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------

Balance, June 30, 1996                                            -                    -                    -                    -
   Issuance of Preferred shares, net of expenses            137,780                1,378                    -                    -
   Net loss                                                       -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------






                                                        PALATIN TECHNOLOGIES, INC.
                                                     (A Development Stage Enterprise)
                                        Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                          Preferred Stock
                                                  ----------------------------------------------------------------------------------
                                                        Shares               Amount           Subscriptions          Receivable
                                                  -------------------  -------------------  -------------------  -------------------
Balance, June 30, 1997                                      137,780                1,378                    -                    -
   Issuance of Preferred shares, net of expenses             18,875                  189                    -                    -
   Conversion of Preferred shares into Common shares        (49,451)                (495)                   -                    -
   Net loss                                                       -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------
Balance, June 30, 1998                                      107,204                1,072                    -                    -
   Conversion of Preferred shares into Common shares        (51,145)                (511)                   -                    -
   Net loss                                                       -                    -                    -                    -
                                                 -------------------  -------------------  -------------------  -------------------

Balance, June 30, 1999                                       56,059                          561             -                    -
   Issuance of Preferred shares, net of expenses            700,000                        7,000             -                    -
   Conversion of Preferred shares into Common shares        (22,498)                        (225)            -                    -
   Net loss                                                       -                            -             -                    -
                                                 -------------------  -------------------  -------------------  -------------------
Balance, June 30, 2000                                      733,561         $      7,336           $        -           $        -
                                                 ===================  ===================  ===================  ===================



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




                                                              PALATIN TECHNOLOGIES, INC.
                                                           (A Development Stage Enterprise)
                                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    - Continued -

                                                                         Common Stock
                                  --------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                Unamortized  Accumulated
                                                              Additional   Earned               Deferred       During
                                    Shares         Amount      Paid-in     but not   Treasury Compensation    Development    Total
                                                               Capital      Issue    Stock                      Stage
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance at inception                      -      $      -   $        -   $      -   $     -    $       -    $         -   $       -
  Issuance of shares from
    inception                     6,922,069     1,177,786      100,000    110,833         -            -                  1,388,619
  Net loss from inception                 -             -            -          -              -             (4,235,059) (4,235,059)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, August 31, 1995          6,922,069     1,177,786      100,000    110,833         -             -    (4,235,059) (2,846,440)
  Issuance of Preferred shares            -             -            -          -         -             -             -       4,000
  Issuance of Common shares on
   $10,395,400 private placement 41,581,600     9,139,303            -          -         -             -             -   9,139,303
  Shares earned but not issued            -             -            -    266,743         -             -             -     266,743
  Issuance of Common shares       1,054,548       458,977      (100,000) (324,546)        -             -             -      34,431
  Net loss                                -             -            -          -         -             -    (3,897,879) (3,897,879)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 25, 1996           49,558,217    10,776,066            -     53,030         -             -    (8,132,938)  2,700,158
  Conversion to Palatin
    Technologies Inc.           (46,807,465)  (10,748,558)  10,752,558          -         -             -            -            -

Adjusted balance, June 25, 1996   2,750,752        27,508   10,752,558     53,030         -             -    (8,132,938)  2,700,158
  Shares outstanding of Palatin
    Technologies, Inc.              108,188         1,082       (1,082)         -         -             -            -            -
  Issuance of Common shares          25,754           257      139,459          -         -             -            -      139,716
  Purchase of treasury stock
                                          -             -            -          -    (1,667)            -            -       (1,667)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 30, 1996            2,884,694        28,847   10,890,935     53,030    (1,667)             -   (8,132,938)  2,838,207
  Issuance of Preferred shares,
     net of expenses                      -             -   11,635,653          -         -              -           -   11,637,031
  Shares earned but not issued            -             -            -    250,141         -              -                  250,141
  Issuance of Common shares         135,987          1,360      316,761  (303,171)        -              -           -       14,950




                                                              PALATIN TECHNOLOGIES, INC.
                                                           (A Development Stage Enterprise)
                                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    - Continued -



  Retirement treasury shares           (308)            (3)      (1,664)        -     1,667              -           -            -
  Issuance of stock options below
     fair market value                    -             -     1,472,716         -        -     (1,472,716)           -            -
  Amortization of deferred
        compensation                      -             -             -         -        -        394,383            -      394,383
  Net loss                                -             -             -         -         -             -    (5,300,164) (5,300,164)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 30, 1997            3,020,373        30,204   24,314,401          -         -    (1,078,333)  (13,433,102)  9,834,548

  Issuance of Preferred shares,
   net of expenses                        -             -    1,573,295          -         -             -             -   1,573,295
  Issuance of Preferred shares
   expense recapture                      -             -       49,733          -         -             -             -      49,733
  Issuance of Common shares          66,696           666       94,873          -         -             -             -      95,539
  Issuance of Common shares upon
   conversion of Preferred shares 1,012,554        10,126       (9,820)         -         -             -             -           -
  Issuance of stock options below
   fair market value                      -             -    1,161,156          -         -    (1,161,156)            -           -
  Amortization of deferred
   compensation                           -             -            -          -         -     1,723,310                 1,723,310
  Net loss                                -             -            -          -         -             -    (9,886,878) (9,886,878)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 30, 1998            4,099,623       40,995   27,183,638          -         -      (516,179)  (23,319,980)  3,389,547
  Issuance of Common shares       1,842,101        18,421    7,594,182          -         -             -             -   7,612,603
  Issuance of Common shares upon
   conversion of Preferred shares 1,115,740        11,158      (10,655)         -         -             -             -          (9)
  Issuance of Common shares upon
     exercise of warrants             9,874            99       18,676          -         -             -             -      18,775
  Issuance of Common shares upon
     exercise of options             70,257           703       13,348          -         -             -             -      14,051



                                                              PALATIN TECHNOLOGIES, INC.
                                                           (A Development Stage Enterprise)
                                              Consolidated Statements of Stockholders' Equity (Deficit)
                                                                    - Continued -


  Issuance of stock options below
     fair market value                    -             -      811,054          -         -      (811,054)            -           -
  Amortization of deferred
        compensation                      -             -            -          -         -     1,308,675                 1,308,675
  Net loss                                -             -            -          -         -             -   (12,002,384)(12,002,384)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 30, 1999            7,137,595        71,376   35,610,243                            (18,558)  (35,322,364)    341,258
                                                                     -
  Issuance of Preferred shares,
     net of expenses                      -             -   12,999,058          -         -             -                12,999,058
  Issuance of Preferred shares            -             -            -          -         -             -               -     7,000
  Issuance of Common shares upon
     conversion of Preferred                                                                                                     37
     shares                         572,374         5,724       (5,462)         -         -             -               -
  Issuance of Common shares upon
     exercise of warrants           111,551         1,115      451,097          -         -             -               -   452,212
  Issuance of Common shares upon
     exercise of options             80,852           809       99,667          -         -             -               -   100,476
  Acceleration of options
        previously granted                -             -    1,170,000          -         -             -                 1,170,000
  Amortization of stock based                                                                      18,558               -    18,558
        compensation                      -             -            -          -         -
  Net loss                                -             -            -          -         -             -    (8,183,438) (8,183,438)
                                  ----------  ------------  -----------  ---------  --------   -----------  ------------  ----------
Balance, June 30, 2000            7,902,372     $  79,024  $50,324,603     $    -   $     -    $        -  $(43,505,802) $6,905,161
                                  ==========  ============  ===========  =========  ========   ===========  ============  ==========

  The accompanying notes to consolidated financial statements are an integral part of these financial statements.



                                PALATIN TECHNOLOGIES, INC.
                             (A Development Stage Enterprise)
                           Consolidated Statements of Cash Flows


                                                        Inception
                                                       (January 28,          Year                Year             Year
                                                          1986)
                                                        through             Ended               Ended           Ended
                                                      June 30, 2000      June 30, 2000      June 30, 1999   June 30, 1998
                                                    ------------------  ---------------- ------------------ ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss
                                                       (43,505,802)       (8,183,438)      (12,002,384)       (9,886,878)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
      Depreciation and amortization                      1,085,770           248,491           232,625           230,160
      License fee                                          500,000                 -                 -           500,000
      Interest expense on note payable                      72,691                 -                 -                 -
      Accrued interest on long-term financing              796,038                 -                 -                 -
      Accrued interest on short-term financing               7,936                 -                 -                 -
      Intangibles and equipment write down                 278,318                 -                 -                 -
      Common stock and notes payable issued for            751,038                 -           127,350
         expenses                                                                                                 77,500
      Settlement with consultant                           (28,731)                -                 -                 -
      Deferred revenue                                           -                            (550,000)                -

      Acceleration of options
         previously granted                              1,170,000         1,170,000                 -                 -
      Amortization of stock based compensation           3,444,926            18,558         1,308,675         1,723,310

      Changes in certain operating assets and liabilities:
        Accounts receivable                               (953,163)
                                                                            (953,163)                -            84,562
        Prepaid expenses and other                      (1,296,485)         (439,004)           50,985          (301,780)
        Accounts payable                                 1,012,070          (104,824)          655,348           145,273
        Accrued expenses and other                         506,999          (296,727)          130,505          (189,229)
                                                   ----------------    --------------     --------------  ---------------

            Net cash used for operating
         activities                                    (36,158,395)       (8,540,107)       (10,046,896)      (7,617,082)
                                                   ----------------    --------------     --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                   (2,155,617)       (1,700,790)          (454,827)                -
  Purchases of property and equipment
                                                        (2,543,327)         (354,019)          (69,145)        (1,505,229)
                                                   ----------------    --------------     --------------  ---------------

         Net cash used for investing
         activities                                     (4,698,944)         (2,054,809)        (523,972)       (1,505,229)
                                                   ----------------    --------------     --------------  ---------------






                                PALATIN TECHNOLOGIES, INC.
                             (A Development Stage Enterprise)
                           Consolidated Statements of Cash Flows


                                                        Inception
                                                    (January 28,          Year                Year             Year
                                                        1986)
                                                      through             Ended               Ended           Ended
                                                    June 30, 2000      June 30, 2000      June 30, 1999   June 30, 1998
                                                  ------------------  ---------------- ------------------ ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party               302,000                 -                  -                -
  Payments on notes payable, related party                (302,000)                -                  -          (80,000)
  Proceeds from senior bridge notes payable              1,850,000                 -                  -                -
  Payments on senior bridge notes payable               (1,850,000)                -                  -                -
  Proceeds from notes payable and
    long-term debt                                       3,951,327                 -          2,000,000                -
  Payments on notes payable and
    long-term debt                                      (1,951,327)                -           (939,588)        (869,551)
  Proceeds from common stock, stock option
    and warrant issuances, net                          17,868,273           480,708          7,518,070           18,037
  Proceeds from preferred stock, net                    24,210,326        11,000,000                  -        1,573,295
  Purchase of treasury stock                                (1,667)                -                  -                -
                                                   ----------------    --------------     --------------  ---------------
    Net cash provided by financing
         activities                                     44,076,932       11,480,708           8,578,482          641,781
                                                   ----------------    --------------     --------------  ---------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS
                                                         3,219,593           885,792         (1,992,386)      (8,480,530)

CASH AND CASH EQUIVALENTS, beginning of period                   -          2,333,801           4,326,187      12,806,717
                                                   ----------------    --------------     --------------  ---------------

CASH AND CASH EQUIVALENTS, end of period              $  3,219,593      $  3,219,593       $   2,333,801   $   4,326,187
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




                                             PALATIN TECHNOLOGIES, INC.
                                          (A Development Stage Enterprise)
                                        Consolidated Statements of Cash Flows




                                                     Inception
                                                    (January 28,
                                                        1986)             Year                   Year        Year
                                                      through             Ended                 Ended        Ended
                                                    June 30, 2000     June 30, 2000    June 30, 1999     June 30, 1998
                                                  ------------------ ---------------- ----------------- ----------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                          $      627,590     $       29,247     $       87,536    $      281,285
                                                  ================   ================   ================  ================

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment                                    $          900     $       -         $        -        $             -
                                                  ================   ================   ================  ================

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      Common stock                                 $       74,187     $      -           $      -          $            -
                                                  ================   ================   ================  ================
   Conversion of note payable to Common stock      $       16,000     $      -           $      -          $            -
                                                  ================   ================   ================  ================
   Common stock issued for equipment               $       2,327      $      -           $      -          $            -
                                                  ================   ================   ================  ================
   Common stock issued for expenses                $      884,565    $       -           $      127,350    $       77,500
                                                  ================   ================   ================  ================
   Common stock issued for accrued salaries
      and bonuses                                  $       16,548     $      -           $      -          $            -
                                                  ================   ================   ================  ================
   Accrued interest payable in Common stock        $       679,097    $      -           $      -          $            -
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


                           PALATIN TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements

(1)  ORGANIZATION ACTIVITIES:

     NATURE OF BUSINESS -- Palatin Technologies, Inc. ("Palatin" or the "Company") is a development-stage, pharmaceutical company headquartered in Princeton, NJ with its research facility in Edison, NJ. The Company is dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. The Company is concentrating on the following products and technologies:

     (i) Metal Ion-induced Distinctive Array of Structures ("MIDAS(TM)") metallopeptide technology ("MIDAS technology"),

     (ii) PT-141, a peptide hormone product for the treatment of sexual dysfunction ("PT-141"), and

     (iii) LeuTech(R), an infection and inflammation imaging product
           ("LeuTech").

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

     (iii) Effected a 1-for-4 reverse split of Common Stock.

     (iv) The consolidated financial statements have been retroactively restated to reflect the Amendment.


(2)  BUSINESS RISK AND LIQUIDITY:

     As shown in the accompanying financial statements, the Company incurred substantial net losses of $8,183,438 for the year ended June 30, 2000 and has a deficit accumulated in the development stage of $43,505,802 as of June 30, 2000. The Company anticipates incurring additional losses in the future, as it begins to manufacture and market LeuTech, expand clinical trials for LeuTech's other indications and for PT-141, and to continue research and development of PT-141 and MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

         In September 2000, the Company received $10.8 million from a private offering consisting of common stock and warrants. Investors, consisting of financial institutions based in Europe, purchased 1.8 million shares at a per share price of $6.00, which represented the closing market price of Palatin shares on the American Stock Exchange on September 7, 2000. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at a 25 percent premium to the closing price.

         Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Management believes that through one or a combination of such factors that it will be able to obtain adequate financing to fund the Company's operations through fiscal year 2001, based on current expenditure levels. There can be no assurance that the Company's efforts will be successful.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries, RhoMed, Inc., Interfilm Technologies, Inc. and Evergreen Merger Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     SHORT-TERM INVESTMENTS -- The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. Unrealized gains and losses are classified as a separate component of stockholders' equity. As of June 30, 2000 the unrealized gain on investments was immaterial. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

     FIXED ASSETS -- Fixed assets consist of equipment, office furniture and leasehold improvements. Fixed assets are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of 5 years for equipment, 7 years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are charged to expense as incurred while expenditures that extend the useful life of an asset are capitalized.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company complies with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

     REVENUE RECOGNITION -- Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when the license fee is received and the Company has no future obligations.

     In December 1999, the Securities and Exchange Commission issued the Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements (SAB
101). The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. SAB 101 is effective for fiscal years beginning after December 15, 1999.

     In August 1999, the Company entered into a strategic collaboration with Mallinckrodt, Inc. to jointly develop and market one of the Company's products. Under the terms of the agreement, the Company granted a worldwide license for sales, marketing and distribution and received a nonrefundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such nonrefundable fees were received, as consistent with industry practice.

     In connection with the issuance of SAB 101, the Company is required to defer such amounts and recognize revenue over the term of the agreement or the expected period of performance. Management estimates that the expected period of performance is two years. The Company will report a change in accounting principle and will record the impact of this change as a cumulative effect in its statement of operations in its fourth quarter of fiscal 2001.

     RESEARCH AND DEVELOPMENT COSTS -- The costs of research and development activities are charged to expense as incurred.

     STOCK OPTIONS AND WARRANTS -- Warrants and the majority of common stock options issued to employees and non-employee directors have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at exercise prices below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being charged to expense over the vesting period of the option. In addition, during the fiscal year stock options were granted to non-employees for past services. The deemed value pursuant to SFAS No. 123, as calculated by the Black-Scholes option pricing model was charged to the statement of operations.

     INCOME TAXES -- The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

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

     NET LOSS PER COMMON SHARE -- The Company applies SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the years ended June 30, 2000, 1999 and 1998 and for the period from inception (January 28, 1986) through June 30, 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 5,508,067 shares of common stock at prices ranging from $0.20 to $306.00 per share were outstanding at June 30, 2000.

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

     Pursuant to the placement agency agreement for the Series A Preferred Offering, the Company entered into an introduction agreement with Paramount (the "Introduction Agreement"), under which Paramount acted as the Company's non-exclusive financial advisor for a minimum period of 18 months commencing January 1, 1997, and received (i) out-of-pocket expenses incurred in connection with services performed under the Introduction Agreement, (ii) a retainer of $72,000, (iii) a warrant to purchase 6,250 shares of Common Stock at $8.75 per share issued to a designee of Paramount and (iv) a percentage or lump sum success fees in the event that Paramount assists the Company in connection with certain financing and strategic transactions. The Introduction Agreement replaced a similar agreement in effect from September 1, 1996 through December 31, 1996, pursuant to which Paramount Capital received a retainer of $5,000 per month and a warrant to purchase 6,250 shares of Common Stock at $9.00 per share issued to a designee of Paramount.

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

(5)  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:


                                         June 30,            June 30,
                                           2000                1999
                                           ----                ----

Office equipment                           $ 544,265           $ 374,147

Laboratory equipment                         449,857             428,162

Leasehold improvements                     1,493,864           1,331,658
                                    ------------------   ----------------

                                           2,487,986           2,133,967

Less: Accumulated depreciation and
         amortization                       (914,846)           (676,362)
                                    ------------------   ----------------

                                          $1,573,140          $1,457,605
                                    ==================   ================


(6)  LONG-TERM FINANCING:

     On May 13, 1999, the Company received $2,000,000 pursuant to a Subordinated Non-negotiable Promissory Note from Mallinckrodt, Inc. Principal and interest accrued at 9% per annum was due by December 31, 2000. The Note was secured by the assets of the Company. This note and accrued interest of $46,489 was satisfied pursuant to the execution of a Strategic Collaboration Agreement signed with Mallinckrodt, Inc. on August 16, 1999. (See Note 11). The $2,000,000 in principal along with interest of $46,489 was netted against the $13,500,000 that the Company was due under this agreement. On August 17, 1999 the Company received the net funds of $11,453,511 from Mallinckrodt.



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



(8)  COMMITMENTS AND CONTINGENCIES:

     LEASES -- The Company leases two facilities in New Jersey under non-cancelable operating leases. Future minimum lease payments under those two leases are as follows:


                Fiscal Year

                2000                        $   421,613

                2001                            425,287

                2002                            494,751

                2003                            498,425

                2004 and thereafter           1,102,157
                                            -----------
                                             $2,942,233



     EMPLOYMENT AGREEMENTS -- On June 13, 2000, the Company entered into a separation agreement with Edward J. Quilty, who resigned as president, chairman and chief executive officer on that date. Pursuant to the agreement, Mr. Quilty's previously granted options became fully vested with an expiration date of June 13, 2004. The agreement further provides for benefits as follows:

     1. $400,000 payable in 24 equal monthly installments of $16,666.66 less benefit deductions, tax withholding and other deductions required by law.

     2. Payment by the Company of premiums necessary for the continuation of current group health insurance coverage under the Federal Law called "COBRA" for 18 months.

     3. Continuation of life and disability insurance substantially similar to that which Mr. Quilty was receiving immediately prior to such resignation for 24 months.

The June 30, 2000 statement of operations reflects $1,073,500 relating to the option acceleration and the above separation agreement.

     On June 13, 2000, the Board of Directors of the Company appointed Carl Spana, Ph.D. as president and chief executive officer of the Company. The Board of Directors also named John K.A. Prendergast to serve as chairman of the Board of Directors, at a compensation of $116,000 per year.

     On October 12, 1998, the Board of Directors ratified employment agreements with three officers of the Company, Carl Spana, Ph.D., Stephen T. Wills and Charles Putnam effective September 11, 1998. Pursuant to the agreements, each is serving as an executive vice president of the Company. The agreements expire in September 2001. Pursuant to the agreements, each officer was granted options to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.50, the closing price of the Company's Common Stock on September 11, 1998. These options vested over a two year period with the first 33% vested immediately, the next 33% vested on the first anniversary of the date of grant and the remaining 34% vested on the second anniversary of the date of grant. The agreements include specified termination pay and vesting of stock options under certain termination events.

     LICENSE AGREEMENTS -- The Company has three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2001 - $150,000, 2002 - $200,000, 2003 - $200,000, 2004 - $200,000 and 2005
- $200,000.

     On March 15, 2000, the Company entered into an agreement with Watson Laboratories Inc. (f/k/a TheraTech, Inc.) to terminate a license and development agreement with Watson dated March 18, 1998. In connection with the termination, the Company paid Watson approximately $500,000.

     LEGAL PROCEEDINGS -- The Company is subject to various claims and litigation in the ordinary course of its business. Management believes that the outcome of such legal proceedings will not have a material adverse effect on the Company. On March 14, 2000, the Company announced that it would not be extending the merger consummation date of March 31, 2000 for its previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and would not be proceeding with the merger. The Company's decision not to proceed with the merger was based on management's view that the merger was not in the best interests of the Company's stockholders.

     On or about April 28, 2000, Molecular Biosystems commenced a legal action against the Company and against Evergreen Merger Corporation, a wholly-owned shell subsidiary of the Company, in the Superior Court of the State of Delaware, County of New Castle. In the complaint, Molecular Biosystems seeks damages against the Company and Evergreen arising from the alleged improper termination of the merger agreement dated November 11, 1999, among Molecular Biosystems, the Company and Evergreen. Under the merger agreement, Evergreen would have merged with and into Molecular Biosystems, which would have become a wholly-owned subsidiary of the Company.

     As a consequence of the claims alleged in the complaint, Molecular Biosystems contends that it is entitled to an award of damages against the Company and Evergreen in amounts to be determined at trial, but in any event, at least equal to $1,765,305. This figure represents the amount of a "breakup fee" of $1,000,000 provided for in the merger agreement and $765,305 for the costs and expenses allegedly incurred by Molecular Biosystems in connection with the proposed merger. In addition, Molecular Biosystems seeks consequential damages in an unstated amount plus interest and Molecular Biosystems' costs and expenses of the action.

     In the Company's response filed in June of 2000, the Company has denied the material allegations. Management believes that the Company has good and meritorious defenses to the action and the Company intends vigorously to defend the action.



(9)  STOCKHOLDERS' EQUITY (DEFICIT):

     SERIES C PREFERRED OFFERING -- As of August 16, 1999, pursuant to the strategic collaboration agreement with Mallinckrodt, the Company sold 700,000 restricted shares of Series C Convertible Preferred Stock for $13,000,000. The Series C stock is convertible into 700,000 shares of common stock with certain registration and anti-dilution rights, upon the occurrence of the earlier of five years or earlier upon the occurrence of a change in control of the Company (as defined in the agreement).

     SERIES B PREFERRED OFFERING -- As of April 28, 1998, the Company completed a private placement of 18,875 shares of Series B Convertible Preferred Stock at a price per share of $100. The net proceeds to the Company were approximately $1,600,000, after deducting the finder's fee and other expenses of the Series B Preferred Offering. As of June 30, 2000, Series B Convertible Preferred Stock convertible into 56,818 shares of common stock remained outstanding, all of which has since been converted.

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

     COMMON STOCK TRANSACTIONS -- At various times in March 1999, the Company sold in a private placement, an aggregate of 514,215 shares of its $.01 par value Common stock and 565,629 detachable five-year non-redeemable warrants. Each Warrant is exercisable for one share of Common stock at an exercise price equal to the per share Common stock purchase price. The Common stock purchase price, which was based on the average closing bid price for the five business days immediately prior to the respective closing dates, ranged from $4.48 per share to $5.06 per share. The Company received net proceeds of approximately $2,175,000, which is being used for working capital and research and development programs.

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

     OUTSTANDING STOCK PURCHASE WARRANTS -- At June 30, 2000, the Company had the following warrants outstanding:






                            [table on following page]



                                                   Common          Exercise Price            Latest
             Warrant                            Stock Shares          per Share         Termination Date

    Class A Offering                                      55,300          $     .22           9/13/05
    Class A Placement Agent                               20,737                .22           9/13/05
    Class B Offering                                      29,119               2.64           2/15/06
    Class B Placement Agent                                2,334               5.43           2/15/06
    Common Stock Offering Placement Agent                212,329               5.43           6/25/06
    Merger Warrants                                       69,124               8.68           6/24/02
    Series A Preferred Offering Placement Agent          278,958              5.137           11/9/02
    Palatin Offering #1                                  864,250       4.375 - 4.70          12/31/03
    Offering #1 Placement Agent                          254,600        3.75 - 4.70          12/31/03
    Palatin Offering #2                                  540,629        4.48 - 5.06            3/9/04
    Offering #2 Placement Agent                          114,073        4.48 - 5.57            3/9/04
    Watson termination agreement                          41,062                .01           3/15/05
    Other Warrants                                        17,052        6.45 - 6.56            5/9/02
                                                 ----------------    ----------------     -----------
      Total                                            2,499,567       $.22 - $8.68           6/25/06
                                                 ================    ================     ===========


The Class B Offering and Merger Warrants contain provisions providing for termination of the warrant if not exercised following notice of specified per share trading prices.



     STOCK OPTION PLANS -- The Company has one stock option plan currently in effect under which future grants may be issued, the 1996 Stock Option Plan, as amended, approved by the Company's stockholders on June 17,1999, for which 2,500,000 shares of common stock are reserved. The Company has also granted options under agreements with individuals, and not under any plan. On March 24, 1998 the Company's stockholders approved options to two executive officers to purchase a total of 148,392 shares of common stock at an exercise price of $1.00 per share, which options replaced previously granted options to purchase the same number of shares at an exercise price of $5.42 per share.

     Prior to the Merger, the Company had adopted a 1993 Equity Incentive Plan, pursuant to which options for 750 shares of common stock, giving effect to the Merger and Amendment, were granted and outstanding at June 30, 2000. No new shares can be issued under this plan.

     Pursuant to the Merger, options which had been granted under RhoMed's four stock option plans constituted RhoMed Securities which were automatically converted into rights upon exercise to receive Common Stock in the same manner in which the shares of RhoMed common stock were converted.

     The Company applies disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Effective July 1, 1996, the Company has elected to adopt the disclosures of this pronouncement. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 2000 would have been $10,438,724 and $1.40 respectively. Net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1999 would have been $12,883,151 and $2.17, respectively, while net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 1998 would have been $9,533,412 and $3.04, respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market value at the date of grant for options granted during 2000, 1999 and 1998 is estimated as $2.41, $1.29 and $2.55 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 6.47% in 2000, 4.66% in 1999 and 5.83% in 1998, and an expected option life of 7 years.

     The status of the plans and individual agreements, including predecessor and replacement plans under which options remain outstanding, giving effect to the Merger and the Amendment, during the three years ended June 30, 2000, was as follows:




                            [table on following page]


                                                  Number of shares          Range of prices    Weighted average
                                                 subject to options            per share       Prices per share
                                                 ------------------        --------------      ----------------
Outstanding at June 30, 1997                              838,122          $.20 - $360.00             $8.02
                                                          513,542            $.20 - $7.75
   Granted
   Expired or canceled                                  (201,584)          $ .20 - $10.85
   Exercised                                              (5,944)                    $.22
                                                        ----------        ----------------           ------
Outstanding at June 30, 1998                            1,144,136          $.20 - $360.00            $ 6.92
   Granted                                                940,088          $2.50 - $5.813
   Expired or canceled                                   (38,559)          $.22 - $360.00
   Exercised                                             (70,257)                    $.22
                                                        ----------        ----------------           ------
Outstanding at June 30, 1999                            1,975,408          $.20 - $306.00             $4.26
   Granted                                              1,238,210           $.20 - $6.625
   Expired or canceled                                  (124,264)          $2.50 - $10.85
   Exercised                                             (80,854)            $.22 - $6.25
                                                        ----------        ----------------           ------
Outstanding at June 30, 2000                            3,008,500          $.20 - $306.00             $3.92
                                                        =========          ==============             =====
Exercisable at June 30, 2000                            2,292,978          $.20 - $306.00              4.65
                                                        =========          ==============              ====


(10) INCOME TAXES:

     Palatin has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. A valuation allowance for the net deferred tax assets has been recorded at June 30, 1999, based on the weight of evidence that the deferred tax assets exceed the likely reversal of deferred tax liabilities and likely taxable income.

     The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of the change in majority ownership relating to the Castle preferred stock transaction, the Common Stock Offering, the Merger, and the Series A Preferred Stock Offering, Palatin most likely will not be able to fully realize the benefit of its net operating loss carryforwards.

     Significant components of the Palatin's deferred tax asset for federal and state purposes is as follows:

                                                                               June 30
                                                          ---------------------------------------------------
                                                                    2000                      1999
                                                          ------------------------- -------------------------
Net operating loss carryforwards......................          $14,855,424               $13,015,397

Research and development tax credits..................              550,591                   245,958

Non-deductible expenses...............................              276,232                   204,721

Other.................................................                    -                  (32,577)
                                                          ------------------------- -------------------------
                                                                 15,682,247                13,433,499

Valuation Allowances..................................          (15,682,247)              (13,433,499)

                                                          ------------------------- -------------------------
Net deferred tax assets...............................              $     -                   $     -
                                                          ========================= =========================

     A valuation allowance was established for 100% of the deferred tax assets as realization of such benefits is not assured.


(11) GRANTS AND CONTRACTS:

     The Company applies for and has received grants and contracts under the Small Business Innovative Research ("SBIR") program and other federally funded grant and contract programs. Since inception, approximately $3,446,000 of the Company's revenues have been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited.

     On August 16, 1999, the Company entered into a Strategic Collaboration Agreement with Mallinckrodt, Inc., a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt paid a $500,000 license fee, which the Company recognized as revenue in the year ended June 30, 2000 and purchased 700,000 restricted shares of Series C Convertible Preferred Stock for $13,000,000. The stock is convertible into 700,000 shares of common stock with certain registration rights and anti-dilution rights upon the occurrence of the earlier of 5 years or a change of control in Palatin (as defined in the agreement). In addition, Mallinckrodt agreed to make milestone payments totaling $10,000,000 upon FDA approval of the first LeuTech indication and attainment of sales goals following product launch, reimburse the Company for 50% of all ongoing LeuTech development costs and pay the Company a transfer price on each LeuTech product unit and a royalty on Mallinckrodt's future net sales of LeuTech. After offsetting the $2,000,000 subordinated note to Mallinckrodt including interest of $46,849, the Company received net proceeds of $11,453,151 on August 17, 1999. During the year ended June 30, 2000, the

Company recognized approximately $4,150,000 as contract revenue related to the shared development costs of LeuTech.

(12) LICENSING FEES AND ROYALTIES:

     In December 1996, the Company entered into an Option Agreement with Nihon Medi-Physics ("Nihon"), pursuant to which the Company received, in January 1997, an initial payment of $1,000,000 before Japanese withholding taxes of $100,000 (the "Initial Payment"). The Company has accounted for the Initial Payment by recognizing license fee revenue of $350,000, which represents the non-refundable portion of the Initial Payment, and deferred license fee revenue of $550,000. The Company recognized $550,000 in license fees as revenue during the quarter ended December 31, 1998 related to its license option agreement with Nihon Medi-Physics Ltd. ("Nihon"). This $550,000 was recognized pursuant to a determination by both Nihon and the Company to change the development emphasis and terminate the original agreement. The Company is not required to perform any future services under this agreement.

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

     On August 16, 1999, the Company received an exclusive worldwide license fee of $500,000 (excluding Europe) for sales, marketing and distribution of LeuTech from Mallinckrodt, Inc. (See Note 11)

(13) SUBSEQUENT EVENT:

     In September of 2000, the Company received $10.8 million from a private offering consisting of common stock and warrants. Investors, consisting of financial institutions based in Europe, purchased 1.8 million shares at a per share price of $6.00, which represented the closing market price of Palatin shares on the American Stock Exchange on September 7, 2000. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at a 25 percent premium to the closing price. The net proceeds will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on the Company's proprietary technologies.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

The information required by Part III of Form 10-K (Item 10 -- Directors and Executive Officers of the Registrant, Item 11 -- Executive Compensation, Item 12 -- Security Ownership of Certain Beneficial Owners and Management and Item 13 -- Certain Relationships and Transactions) is incorporated by reference from our definitive proxy statement relating to the annual meeting of stockholders scheduled for November 15, 2000, which we will file with the SEC within 120 days after our June 30, 2000 fiscal year end.


                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) DOCUMENTS FILED AS PART OF THE REPORT:

     1. Financial statements: the following financial statements are filed as a part of this report under Item 8 -- Financial Statements and Supplementary Data:

          -    Report of Independent Public Accountants

          -    Consolidated Balance Sheets

          -    Consolidated Statements of Operations

          -    Consolidated Statements of Stockholders' Equity (Deficit)

          -    Consolidated Statements of Cash Flows

          -    Notes to Consolidated Financial Statements

     2.   Financial statement schedules: none.

     3. Exhibits: The following exhibits are filed with this report, or incorporated by reference as noted. Exhibits filed with this report are marked with an asterisk (*). Exhibits which consist of or include a management contract or compensatory plan or arrangement are marked with an obelisk (+).

Number          Description

2.01 Agreement and Plan of Merger dated as of November 11, 1999, between Palatin, Molecular Biosystems, Inc. and Evergreen Merger Corporation. Incorporated by reference to Exhibit 99.2 of our current report on Form 8-K dated November 12, 1999, filed with the SEC on November 30, 1999. We agree to furnish supplementally to the SEC upon request a copy of any omitted schedule.

3.01 Certificate of incorporation. *

3.02 Bylaws. Incorporated by reference to Exhibit 3.2 of our Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.01 RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.02 1996 Stock Option Plan, as amended effective July 1, 1999. Incorporated by reference to Exhibit 10.02 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03 Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit
     4.15 of our Form S-8 filed with the SEC on June 17, 1998. +

10.04 Charles L. Putnam Stock Option Agreement. Incorporated by reference to
     Exhibit 4.16 of our Form S-8 filed with the SEC on June 17, 1998. +

10.05 Executive Officers Stock Option Agreement. Incorporated by reference to
     Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. +

10.06 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Charles Putnam. Incorporated by reference to Exhibit
     10.37 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.07 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit
     10.38 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.08 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to
     Exhibit 10.39 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.09 Employment Agreement dated July 9, 1999 between Palatin Technologies, Inc. and Edward J. Quilty. Incorporated by reference to Exhibit 10.09 of our annual report on Form 10-KSB for the period ended June 30, 1999, filed with the SEC on September 28, 1999.+

10.10 Form of RhoMed Class A Warrant. Incorporated by reference to Exhibit 10.16 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

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

10.20 Consulting Agreement between Palatin and Summercloud Bay, Inc. Incorporated by reference to Exhibit 10.36 of our annual report on Form 10-KSB/A, Amendment No. 1, dated June 30, 1998, filed with the SEC on October 2, 1998. +

10.21 Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.22 Form of warrant and registration rights for the warrant issued in April 2000 with an expiration date of March 15, 2005. *

10.23 Separation Agreement dated as of June 13, 2000 between Palatin Technologies, Inc. and Edward J. Quilty. * +

10.24 Letter agreement dated as of July 31, 2000 between Palatin Technologies, Inc. and Robert G. Moussa. * +

10.25 Letter agreement dated as of July 31, 2000 between Palatin Technologies, Inc. and James T. O'Brien. * +

21   Subsidiaries of the registrant. *

23.01 Consent of Arthur Andersen LLP, Independent Auditors, with respect to the financial statements of Palatin. *

27   Financial data schedule. *
--------------------------------------
*    Exhibit filed with this report.

+    Management contract



b) REPORTS ON FORM 8-K

During the last quarter of the fiscal year ended June 30, 2000, we filed one report on Form 8-K dated June 14, 2000, relating to the appointment of Carl Spana, Ph.D. (formerly an executive vice president and chief technology officer) as our new chief executive officer, and the appointment of director John K. A. Prendergast as our new chairman, following the resignation of our former president, chairman and chief executive officer, Edward J. Quilty. We reported
Item 5, Other Events, consisting of a brief description of the appointments, and
Item 7, Exhibits, consisting of our press release concerning the appointments.

                                   SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.



By: s/Carl Spana
    ------------------------------------
Carl Spana, Ph.D.
President and Chief Executive Officer

Date:  September 28, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                       Date
---------                               -----                       ----


/s/ Carl Spana
---------------------      President                          September 28, 2000
Carl Spana                 and Chief Executive Officer
                           (principal executive officer)

/s/ Stephen T. Wills
---------------------      Executive Vice President and       September 28, 2000
Stephen T. Wills           Chief Financial Officer (principal
                           financial and accounting officer)

/s/ Charles L. Putnam
---------------------      Executive Vice President and       September 28, 2000
Charles L. Putnam          Director


s/ John K.A. Prendergast
---------------------      Chairman and Director              September 28, 2000
John K.A. Prendergast
s/ Robert K. deVeer, Jr.
---------------------      Director                           September 28, 2000
Robert K. deVeer, Jr.


/s Kevin S. Flannery
---------------------      Director                           September 28, 2000
Kevin S. Flannery

                                  EXHIBIT INDEX

Number          Description

2.01 Agreement and Plan of Merger dated as of November 11, 1999, between Palatin, Molecular Biosystems, Inc. and Evergreen Merger Corporation. Incorporated by reference to Exhibit 99.2 of our current report on Form 8-K dated November 12, 1999, filed with the SEC on November 30, 1999. We agree to furnish supplementally to the SEC upon request a copy of any omitted schedule.

3.01 Certificate of incorporation. *

3.02 Bylaws. Incorporated by reference to Exhibit 3.2 of our Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.01 RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.02 1996 Stock Option Plan, as amended effective July 1, 1999. Incorporated by reference to Exhibit 10.02 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03 Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit
     4.15 of our Form S-8 filed with the SEC on June 17, 1998. +

10.04 Charles L. Putnam Stock Option Agreement. Incorporated by reference to
     Exhibit 4.16 of our Form S-8 filed with the SEC on June 17, 1998. +

10.05 Executive Officers Stock Option Agreement. Incorporated by reference to
     Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. +

10.06 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Charles Putnam. Incorporated by reference to Exhibit
     10.37 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.07 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit
     10.38 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.08 Employment Agreement dated as of October 9, 1998, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to
     Exhibit 10.39 of our quarterly report on Form 10-QSB for the period ended September 30, 1998, filed with the SEC on November 16, 1998. +

10.09 Employment Agreement dated July 9, 1999 between Palatin Technologies, Inc. and Edward J. Quilty. Incorporated by reference to Exhibit 10.09 of our annual report on Form 10-KSB for the period ended June 30, 1999, filed with the SEC on September 28, 1999.+

10.10 Form of RhoMed Class A Warrant. Incorporated by reference to Exhibit 10.16 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

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

10.20 Consulting Agreement between Palatin and Summercloud Bay, Inc. Incorporated by reference to Exhibit 10.36 of our annual report on Form 10-KSB/A, Amendment No. 1, dated June 30, 1998, filed with the SEC on October 2, 1998. +

10.21 Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.22 Form of warrant and registration rights for the warrant issued in April 2000 with an expiration date of March 15, 2005. *

10.23 Separation Agreement dated as of June 13, 2000 between Palatin Technologies, Inc. and Edward J. Quilty. * +

10.24 Letter agreement dated as of July 31, 2000 between Palatin Technologies, Inc. and Robert G. Moussa. * +

10.25 Letter agreement dated as of July 31, 2000 between Palatin Technologies, Inc. and James T. O'Brien. * +

21   Subsidiaries of the registrant. *

23.01 Consent of Arthur Andersen LLP, Independent Auditors, with respect to the financial statements of Palatin. *

27   Financial data schedule. *
--------------------------------------
*    Exhibit filed with this report.

+    Management contract