Form 10-Q
period 2000-09-30
PALATIN TECHNOLOGIES INC
filed 2000-11-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-22686

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Carnegie Center - Suite 200
Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (609) 520-1911

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of November 14, 2000, 10,886,185 shares of the registrants's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of September 30, 2000 and June 30, 2000	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three Months Ended September 30, 2000 and the Period from January 28, 1986 (Commencement of Operations) through September 30, 2000	Page 4

CONSOLIDATED STATEMENTS OF CASH FLOWS --
For the Three Months Ended September 30, 2000 and September 30,
2000 and the Period from January 28, 1986 (Commencement
	of Operations) through September 30, 2000	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 13

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                       September 30, 2000   June 30, 2000
                                                                       ------------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  11,031,228     $   3,219,593
  Short-term investments                                                     2,831,350         2,155,617
  Accounts receivable                                                          795,081           953,163
  Prepaid expenses and other                                                   130,707           179,792
                                                                          -------------     -------------
      Total current assets                                                  14,788,366         6,508,165

Fixed assets, net of accumulated depreciation and amortization
  of  $981,464 and $914,846, respectively                                    1,522,390         1,573,140
Restricted cash                                                                263,075           263,075
Other                                                                          440,009           541,017
                                                                          -------------     -------------
                                                                         $  17,013,840     $   8,885,397
                                                                          =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $     699,712     $   1,012,070
  Accrued expenses                                                           1,083,237           968,166
                                                                          -------------     -------------
      Total current liabilities                                              1,782,949         1,980,236
                                                                          -------------     -------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 30,917 and 31,561 shares issued and outstanding
      as of September 30, 2000 and June 30, 2000, respectively;                    309               316
    Series B Convertible; zero and 2,000 shares issued and outstanding
      as of September 30, 2000 and June 30, 2000 respectively;                       -                20
    Series C Convertible; 700,000 shares issued and outstanding
      as of September 30, 2000 and June 30, 2000 respectively;                   7,000             7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 10,022,969 and 7,902,372 shares as of
      September 30, 2000 and June 30, 2000, respectively;                      100,230            79,024
  Additional paid-in capital                                                60,851,233        50,324,603
  Deficit accumulated during development stage                             (45,727,881)      (43,505,802)
                                                                          -------------     -------------
      Total stockholders' equity                                            15,230,891         6,905,161
                                                                          -------------     -------------
                                                                         $  17,013,840     $   8,885,397
                                                                          =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                             Inception
                                                                                         (January 28, 1986)
                                                       Three Months Ended September 30,       through
                                                             2000             1999        September 30, 2000
                                                       --------------     -------------   ------------------
REVENUES:
     Grants and contracts                               $   855,081      $ 1,250,000      $  8,776,821
     License fees and royalties                                   -          500,000         1,734,296
     Other                                                        -                -           318,917
                                                         ------------     ------------     -------------

          Total revenues                                    855,081        1,750,000        10,830,034
                                                         ------------     ------------     -------------

OPERATING EXPENSES:
     Research and development                             2,455,597        2,448,623        35,202,885
     General and administrative                             706,575          769,434        20,058,849
     Net intangibles write down                                   -                -           259,334
                                                         ------------     ------------     -------------

          Total operating expenses                        3,162,172        3,218,057        55,521,068
                                                         ------------     ------------     -------------

OTHER INCOME (EXPENSES):
     Interest income                                         87,292           71,315         1,441,282
     Interest expense                                        (2,280)         (25,236)       (1,953,129)
     Merger costs                                                 -                -          (525,000)
                                                         ------------     ------------     -------------

          Total other income/(expenses)                      85,012           46,079        (1,036,847)
                                                         ------------     ------------     -------------

NET LOSS                                                 (2,222,079)      (1,421,978)      (45,727,881)

PREFERRED STOCK DIVIDEND                                          -                -        (3,121,525)
                                                         ------------     ------------     -------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                        $(2,222,079)     $(1,421,978)     $(48,849,406)
                                                         ============     ============     =============

Basic and diluted net loss per common share             $     (0.27)     $     (0.20)     $     (29.69)
                                                         ============     ============     =============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share                    8,080,352        7,203,601         1,830,301
                                                         ============     ============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                              Inception
                                                                                          (January 28, 1986)
                                                        Three Months Ended September 30,       Through
                                                            2000              1999        September 30, 2000
                                                        ------------      -------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(2,222,079)      $(1,421,978)       (45,727,881)                                                                                           $
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                         69,120            59,170          1,154,890
      License fee                                                -                 -            500,000
      Interest expense on note payable                           -                 -             72,691
      Accrued interest on long-term financing                    -                 -            796,038
      Accrued interest on short-term financing                   -                 -              7,936
      Intangibles and equipment write down                       -                 -            278,318
      Common stock and notes payable issued for                                    -            751,038
expenses                          -
      Settlement with consultant                                 -                 -            (28,731)
      Acceleration of options previously granted                 -                 -          1,170,000
      Amortization of stock based compensation                   -             18,558         3,444,926
      Changes in certain operating assets and
liabilities:
        Accounts receivable                                 158,082       (1,250,000)          (795,081)
        Prepaid expenses and other                          147,591           148,459        (1,148,894)
        Accounts payable                                  (312,358)           209,872           699,712
        Accrued expenses and other                          115,071            20,816           622,070
                                                        ------------      ------------      -------------
            Net cash used for operating activities      (2,044,573)       (2,215,103)       (38,202,968)
                                                        ------------      ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short-term investments                     (675,733)         (402,630)        (2,831,350)
  Purchases of property and equipment                      (15,868)           (4,812)        (2,559,195)
                                                        ------------      ------------      -------------
            Net cash used for investing activities        (691,601)         (407,442)        (5,390,545)
                                                        ------------      ------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                     -                 -            302,000
  Payments on notes payable, related party                       -                 -           (302,000)
  Proceeds from senior bridge notes payable                      -                 -          1,850,000
  Payments on senior bridge notes payable                        -                 -         (1,850,000)
  Proceeds from notes payable and long-term debt                 -                 -          3,951,327
  Payments on notes payable and long-term debt                   -                 -         (1,951,327)
  Proceeds from Common stock, stock option
     and warrant issuances, net                         10,547,809            13,948         28,416,082
  Proceeds from Preferred stock, net                             -        11,000,000         24,210,326
  Purchase of treasury stock                                     -                 -             (1,667)
                                                        ------------      ------------      -------------
            Net cash provided by financing activities   10,547,809        11,013,948         54,624,741
                                                        ------------      ------------      -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                   7,811,635         8,391,403         11,031,228

CASH AND CASH EQUIVALENTS, beginning
   of period                                             3,219,593         2,333,801                  -
                                                        ------------      ------------      -------------

CASH AND CASH EQUIVALENTS, end of period               $11,031,228       $10,725,204        $11,031,228                                                                                            $
                                                        ============      ============      =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)      Organization Activities:

Nature of Business -- Palatin Technologies, Inc., headquartered in Princeton, NJ with its research facility in Edison, NJ, is a development-stage, pharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. We are in the early stages of developing pharmaceutical products and technologies. We are concentrating our efforts on the following:

•	MIDAS™, a peptide technology which may be useful to develop drugs to treat diseases or for diagnostic imaging. A peptide is a short chain of amino acids. We are engaged in research and development of this technology to treat obesity and eating disorders and for neural regeneration, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

•	PT-141, a drug to treat sexual dysfunction, initially male erectile dysfunction. PT-141 is a stabilized peptide that works like a natural hormone. PT-141 is in preclinical testing, and we expect to start clinical trials in late 2000 or early 2001.

•	LeuTech®, a diagnostic imaging product used to image and locate the site of infection or inflammation within the body. We have completed clinical trials with LeuTech for the diagnosis of equivocal appendicitis and filed an application with the United States Food and Drug Administration for approval to market LeuTech for that indication. FDA review of our clinical efficacy and safety data is complete and the FDA has not requested any further data on efficacy or safety. However, the FDA has requested additional manufacturing and process validation data. We are currently working on responding to the FDA’s request for additional data.

Business Risk and Liquidity – As shown in the accompanying financial statements, we have incurred substantial net losses of $2,222,079 for the three months ended September 30, 2000 and have a deficit accumulated during development stage of $45,727,881. We anticipate incurring additional losses over at least the next several years, and such losses are expected to increase as we expand our research and development activities relating to various technologies. To achieve profitability, we must, alone or with others, successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

In September and October of 2000, we received gross proceeds of $15.15 million in a private placement of common stock and warrants.

Management plans to continue to refine operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs. There can be no assurance that the Company’s efforts will be successful. Management believes that adequate financing has been obtained to fund operations through September 30, 2001, based on current expenditure levels.

(2)      Basis of Presentation:

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the three month period ended September 30, 2000 and 1999 and for the period from inception (January 28, 1986) to September 30, 2000. The results of operations for the three month period ended September 30, 2000 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2001.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2000 and 1999 and for each of the three fiscal years in the period ended June 30, 2000.

(3)      Recent Accounting Pronouncements

In March 2000, the FASB issued interpretation No. 44, (“FIN 44”), “Accounting for certain transactions Involving Stock Compensation – an Interpretation of APB 25.” This Interpretation clarifies the definition of employee for purposes of applying APB 25 and provides the accounting consequences of various modifications to the terms of a previously fixed stock option or award. This Interpretation is effective July 1, 2000. The adoption of FIN 44 does not have a material impact on our financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101) which is effective for fiscal years beginning after December 15, 1999. The bulletin draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees recorded in 1999 and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999. In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations.

(4)      Summary of Significant Accounting Policies:

Principles of Consolidation -- The consolidated financial statements include the accounts of our wholly-owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Short-Term Investments -- We account for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting For Certain Investments in Debt and Equity Securities.” We classify such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. Unrealized gains and losses are classified as a separate component of stockholder’s equity. As of September 30, 2000 the unrealized gain on investments was immaterial. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

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

Impairment of Long-Lived Assets -- We comply with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

Revenue Recognition -- Grant and contract revenues are recognized as services stipulated in the underlying grants and/or contracts are provided based on the time and materials incurred. License revenues are recognized when the license fee is received and we have no further obligations.

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

Income Taxes -- We intend to file consolidated federal and combined state income tax returns. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

We provide for deferred income taxes relating to timing differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

In accordance with SFAS 109, we have recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit our ability to utilize tax loss carryforwards.

Net Loss per Common Share -- We apply SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three months ended September 30, 2000 and 1999 and for the period from inception (January 28, 1986) through September 30, 2000, there were no dilutive effects of stock options or warrants as we incurred a net loss in each period. Options and warrants to purchase 6,267,192 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at September 30, 2000.

Fair Value of Financial Instruments -- Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent our underlying value. Based on the above, the amount reported on the balance sheet approximates the fair value.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(5)      Commitments and Contingencies:

Leases– We lease two facilities in New Jersey under non-cancelable operating leases.

License Agreements – We currently maintain four license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2001 amounts to $230,000. There were no payments due during the three months ended September 30, 2000 under these agreements.

(6)      Stockholders’ Equity:

In September and October of 2000, we received gross proceeds of $15.15 million in a private placement common stock and warrants. Investors purchased 2,532,368 shares of common stock in two tranches: 1,800,000 shares at $6.00 per share and 732,368 shares at $5.94 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $7.50 for the first tranche and $7.42 for the second tranche.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

We make forward-looking statements in this report. Sometimes these statements contain words such as “anticipates,” “plans,” “intends,” “expects” and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-K for the year ended June 30, 2000. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Results of Operations

Three Month Period Ended September 30, 2000 Compared to Three Month Period Ended September 30, 1999.

Grants and Contracts –Contract revenue decreased to $795,081 for the three month period ended September 30, 2000 compared to $1,250,000 for the three month period ended September 30, 1999, mainly due to decreased shared development costs of LeuTech pursuant to our strategic collaboration agreement with Mallinckrodt, Inc. We recorded $60,000 as grant revenue for the three months ended September 30, 2000. We had no revenue from grants recorded for the three-month period ended September 30, 1999.

License Fees and Royalties – We did not record any revenues from license fees for the three-month period ended September 30, 2000. We recorded $500,000 in license fees as revenue during the three month period ended September 30, 1999. We received these fees as a one-time, non-refundable payment pursuant to our strategic collaboration agreement with Mallinckrodt.

Research and development - Research and development expenses increased slightly to $2,455,597 for the three month period ended September 30, 2000 compared to $2,448,623 for the three month period ended September 30, 1999. These expenses related primarily to the development of LeuTech, including expenses for manufacturing scale-up and regulatory consulting. We expect research and development expenses to continue to increase in future quarters as we expand clinical trials and manufacturing efforts on LeuTech and expand our efforts to develop our MIDAS and PT-141 technologies.

General and administrative - General and administrative expenses decreased to $706,575 for the three month period ended September 30, 2000 compared to $769,434 for the three month period ended September 30, 1999. The decrease in general and administrative expenses is mainly attributable to a decrease in administrative salaries following the resignation of our former president and CEO in June 2000.

Interest income - Interest income increased to $87,292 for the three month period ended September 30, 2000 compared to $71,315 for the three month period ended September 30, 1999. Interest income increased primarily from the additional funds available pursuant to our recent financing.

Interest expense - Interest expense decreased to $2,280 for the three month period ended September 30, 2000 compared to $25,236 for the three month period ended September 30, 1999. Interest expense decreased because of the repayment of debt in the three months ended September 30, 1999.

Net loss - Net loss increased to $2,222,079 for the three month period ended September 30, 2000 compared to $1,421,978 for the three month period ended September 30, 1999. The increase is due to the reduction of revenues recorded pursuant to the provisions of our strategic collaboration agreement with Mallinckrodt.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses. As of September 30, 2000, we had a deficit accumulated during development stage of $45,727,882. We have financed our net operating losses through September 30, 2000 by a series of debt and equity financings. At September 30, 2000, we had cash and investments of $14,513,139.

For the three months ended September 30, 2000, the net increase in cash was $7,811,635. Net cash used for operating activities was $2,044,573, net cash used for investing activities was $69,601 and net cash provided by financing activities was $10,547,809.

In September and October 2000, we received gross proceeds of $15.15 million in a private placement of common stock and warrants. Investors, consisting of European financial institutions and other foreign accredited investors, purchased approximately 2.5 million shares of common stock in two tranches: 1,800,000 shares at $6.00 per share and 732,368 shares at $5.94 per share. The net proceeds of approximately $14.1 million will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

We have three license agreements that require minimum yearly payments. Future minimum fiscal year payments under the license agreements are: 2001 - $230,000, 2002 - $280,000, 2003 - $280,000, 2004 - $280,000 and 2005 - $280,000.

As of April 2000, we entered into an amendment to our research facility’s lease, which increased our rentable space from approximately 10,500 square feet to approximately 15,800. Our aggregate future minimum lease payments escalate from approximately $203,000 until July 13, 2002 to $300,000 from July 14, 2002 through July 13, 2007.

On March 15, 2000 we entered into an agreement with Watson Laboratories Inc. (f/k/a TheraTech, Inc.) to terminate our License and Development Agreement with Watson dated March 18, 1998. In connection with the termination, we paid Watson approximately $500,000.

As of December 7, 1999, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments range from approximately $187,374 in year one to approximately $202,070 in year five. We have entered into a sublease agreement with Derma Sciences, Inc. on our former administrative offices. Under the sublease agreement Derma reimburses us 100% of all rents and utility charges.

On August 16, 1999, we entered into a strategic collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop and market LeuTech. Under the terms of the agreement, Mallinckrodt:

•	received an exclusive worldwide license (excluding Europe) for sales, marketing and distributions of LeuTech and paid a licensing fee of $500,000;
•	agreed to make milestone payments totaling $5,000,000 upon FDA approval of the first LeuTech indication and $5,000,000 on the attainment of sales goals following product launch;
•	agreed to reimburse us for 50% of all ongoing LeuTech development costs, subject to a cap, which can be amended;
•	agreed to pay to us a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;
•	purchased 700,000 restricted shares of our non-voting Series C convertible preferred stock for $13,000,000; and
•	agreed that the Series C convertible preferred stock would be convertible after five years, or earlier upon the occurrence of a change in control (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights.

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

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect our existing capital resources, including the funds we received in September and October 2000, will be adequate to fund our projected operations through September 30, 2001, based on current expenditure levels.

We anticipate incurring additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to MIDAS, LeuTech and PT-141. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

As of September 30, 2000, our cash and cash equivalents and investments consisted of $14,250,064, most of which were short term investments having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

On March 14, 2000, we announced that we would not be extending the merger consummation date of March 31, 2000 for our previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and would not be proceeding with the merger. Our decision not to proceed with the merger was based on management’s view that the merger was not in the best interests of our stockholders.

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

As a consequence of the claims alleged in the complaint, Molecular Biosystems contends that it is entitled to an award of damages against us and Evergreen in amounts to be determined at trial, but in any event, at least equal to $1,765,305. This figure represents the amount of a “breakup fee” of $1,000,000 provided for in the merger agreement and $765,305 for the costs and expenses incurred by Molecular Biosystems in connection with the proposed merger. In addition, Molecular Biosystems seeks consequential damages in an unstated amount plus interest and Molecular Biosystems’ costs and expenses of the action.

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

Item 2.     Changes in Securities and Use of Proceeds.

In a private placement of common stock and warrants in September and October 2000, we sold 2,532,368 shares of our $.01 par value common stock to a total of nine investors in two tranches: 1,800,000 shares at $6.00 per share and 732,368 shares at $5.94 per share. The gross proceeds were approximately $15.15 million and the net proceeds were approximately $14.1 million. For every five shares purchased, the investors also received an immediately exercisable five-year warrant to purchase one share of common stock. The warrants for 360,000 shares issued in the first tranche have an exercise price of $7.50 per share, and the warrants for 146,472 shares issued in the second tranche have an exercise price of $7.42. We made the private placement solely to foreign accredited investors pursuant to Regulation D under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends.

In connection with the private placement, we paid a finder's fee of $1,060,391 and issued five-year warrants to the finder to purchase 216,000 shares of common stock at $6.60 per share and 87,884 shares of common stock at $6.53 per share.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.1 Form of stock purchase agreement for the September-October 2000 private placement.

10.2 Form of registration rights agreement for the September-October 2000 private placement.

10.3 Form of warrant issued to purchasers in the September-October 2000 private placement.

27 Financial Data Schedule

     (b) Reports on Form 8-K

During the quarter ended September 30, 2000, we filed one report on Form 8-K. On September 21, 2000, we filed a report dated September 19, 2000, containing Item 5, Other Information, and Item 7, Exhibits. Item 5 reported our announcement that we received gross proceeds of $10.8 million in the first tranche of our private placement of stock and warrants. The Item 7 exhibit was our press release concerning the receipt of proceeds in the offering.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: November 14, 2000	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 14, 2000	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer