Form 10-Q
period 2000-12-31
PALATIN TECHNOLOGIES INC
filed 2001-02-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of February 14, 2001, 10,939,080 shares of the registrants's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of December 31, 2000 and June 30, 2000	Page 3

CONSOLIDATED STATEMENTS OF OPERATIONS --
For the Three and Six Months Ended December 31, 2000 and
December 31, 1999 and the Period from January 28, 1986
	(Commencement of Operations) through September 30, 2000	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Six Months Ended December 31, 2000 and December 31, 1999 and the Period from January 28, 1986 (Commencement of Operations) through December 31, 2000	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 13

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                           December 31, 2000     June 30, 2000
                                                                           -----------------   -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $      14,865,564   $       3,219,593
  Short-term investments                                                          1,787,001           2,155,617
  Accounts receivable                                                             1,388,080             953,163
  Prepaid expenses and other                                                        152,510             179,792
                                                                           -----------------   -----------------
      Total current assets                                                       18,193,155           6,508,165

Fixed assets, net of accumulated depreciation and amortization
  of  $1,051,167 and $914,846, respectively                                       1,470,559           1,573,140
Restricted cash                                                                     263,075             263,075
Other                                                                               232,797             541,017
                                                                           -----------------   -----------------
                                                                          $      20,159,586   $       8,885,397
                                                                           =================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $         884,069   $       1,012,070
  Accrued expenses                                                                1,007,649             968,166
                                                                           -----------------   -----------------
      Total current liabilities                                                   1,891,718           1,980,236
                                                                           -----------------   -----------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 30,667 and 31,561 shares issued and outstanding
      as of December 31, 2000 and June 30, 2000, respectively;                          307                 316
    Series B Convertible; zero and 2,000 shares issued and outstanding
      as of December 31, 2000 and June 30, 2000 respectively;                             -                  20
    Series C Convertible; 700,000 shares issued and outstanding
      as of December 31, 2000 and June 30, 2000 respectively;                         7,000               7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 10,886,231 and 7,902,372 shares as of
      December 31, 2000 and June 30, 2000, respectively;                            108,862              79,024
  Additional paid-in capital                                                     65,704,784          50,324,603
  Deficit accumulated during development stage                                  (47,553,085)        (43,505,802)
                                                                           -----------------   -----------------
      Total stockholders' equity                                                 18,267,868           6,905,161
                                                                           -----------------   -----------------
                                                                          $      20,159,586   $       8,885,397
                                                                           =================   =================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                                  Inception
                                                                                                              (January 28, 1986)
                                            Three Months Ended December 31,   Six Months Ended December 31,        through
                                                  2000            1999             2000             1999      December 31, 2000
                                            --------------   -------------    -------------   -------------   -----------------
REVENUES:
     Grants and contracts                    $    664,793    $  1,009,591     $  1,519,874    $  2,259,591     $  9,441,614
     License fees                                       -               -                -         500,000        1,734,296
     Other                                              -               -                -               -          318,917
                                             -------------   -------------    -------------   -------------    -------------
          Total revenues                          664,793       1,009,591        1,519,874       2,759,591       11,494,827
                                             -------------   -------------    -------------   -------------    -------------

OPERATING EXPENSES:
     Research and development                   2,249,522       2,375,659        4,705,118       4,824,282       37,452,406
     General and administrative                   843,473       1,536,250        1,550,049       2,305,684       20,902,323
     Net intangibles write down                         -               -                -               -          259,334
                                             -------------   -------------    -------------   -------------    -------------
          Total operating expenses              3,092,995       3,911,909        6,255,167       7,129,966       58,614,063
                                             -------------   -------------    -------------   -------------    -------------

OTHER INCOME (EXPENSES):
     Interest income                              279,195         115,074          366,487         186,389        1,720,477
     Interest expense                              (1,349)           (625)          (3,629)        (25,861)      (1,954,478)
     Merger costs                                       -               -                -               -         (525,000)
                                             -------------   -------------    -------------   -------------    -------------
          Total other income (expenses)           277,846         114,449          362,858         160,528         (759,001)
                                             -------------   -------------    -------------   -------------    -------------

LOSS BEFORE INCOME TAXES                       (2,150,356)     (2,787,869)      (4,372,435)     (4,209,847)     (47,878,237)
     Income tax benefit                           325,152               -          325,152               -          325,152
                                             -------------   -------------    -------------   -------------    -------------

NET LOSS                                       (1,825,204)     (2,787,869)      (4,047,283)     (4,209,847)     (47,553,085)

PREFERRED STOCK DIVIDEND                                -               -                -               -      (3,121,525)
                                             -------------   -------------    -------------   -------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                               $ (1,825,204)   $ (2,787,869)    $ (4,047,283)   $ (4,209,847)    $(50,674,610)
                                             =============   =============    =============   =============    =============

Basic and diluted net loss per common share  $      (0.18)   $      (0.38)    $      (0.44)   $      (0.58)    $     (24.65)
                                             =============   =============    =============   =============    =============
Weighted average number of common shares
  outstanding used in computing basic and
  diluted net loss per common share            10,366,170       7,242,544        9,210,971       7,223,073        2,055,549
                                             =============   =============    =============   =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                             Inception
                                                                                                         (January 28, 1986)
                                                                 Six Months Ended December 31,                Through
                                                                  2000                  1999             December 31, 2000
                                                            -----------------    ------------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $    (4,047,283)     $     (4,209,847)      $     (47,553,085)                                                                                           $
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                                 141,326               118,340               1,227,096
      License fee                                                         -                     -                 500,000
      Interest expense on note payable                                    -                     -                  72,691
      Accrued interest on long-term financing                             -                     -                 796,038
      Accrued interest on short-term financing                            -                     -                   7,936
      Intangibles and equipment write down                                -                     -                 278,318
      Common stock and notes payable issued for                                                 -                 751,038
expenses                           -
      Settlement with consultant                                          -                     -                 (28,731)
      Change in terms of options previously granted                  335,315                    -               1,505,315
      Amortization of stock based compensation                       109,375             1,095,058              3,554,301
      Changes in certain operating assets and
liabilities:
        Accounts receivable                                        (434,917)           (2,141,900)             (1,388,080)
        Prepaid expenses and other                                   330,498             (370,815)               (965,987)
        Accounts payable                                           (128,001)               230,226                884,069
        Accrued expenses                                              39,483             (129,303)                546,482
                                                            -----------------    ------------------    --------------------
            Net cash used for operating activities               (3,654,204)           (5,408,241)            (39,812,599)
                                                            -----------------    ------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity/(Purchases) of short-term investments, net                368,616           (1,679,416)             (1,787,001)
  Purchases of property and equipment                               (33,741)             (105,177)             (2,577,068)
                                                            -----------------    ------------------    --------------------
            Net cash provided/(used) for investing
            activities                                               334,875           (1,784,593)             (4,364,069)
                                                            -----------------    ------------------    --------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                              -                     -                 302,000
  Payments on notes payable, related party                                -                     -                (302,000)
  Proceeds from senior bridge notes payable                               -                     -               1,850,000
  Payments on senior bridge notes payable                                 -                     -              (1,850,000)
  Proceeds from notes payable and long-term debt                          -                     -               3,951,327
  Payments on notes payable and long-term debt                            -                     -              (1,951,327)
  Proceeds from Common stock, stock option
     and warrant issuances, net                                  14,965,300                 5,608              32,833,573
  Proceeds from Preferred stock, net                                      -            11,000,000              24,210,326
  Purchase of treasury stock                                              -                     -                  (1,667)
                                                            -----------------    ------------------    --------------------
            Net cash provided by financing activities            14,965,300            11,005,608              59,042,232
                                                            -----------------    ------------------    --------------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                    11,645,971             3,812,774              14,865,564

CASH AND CASH EQUIVALENTS, beginning
   of period                                                      3,219,593             2,788,628                       -
                                                            -----------------    ------------------    --------------------

CASH AND CASH EQUIVALENTS, end of period                    $    14,865,564      $      6,601,402      $       14,865,564                                                                                            $
                                                            =================    ==================    ====================

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1) Organization Activities:

Nature of Business – Palatin Technologies, Inc., headquartered in Princeton, NJ with its research facility in Edison, NJ, is a development-stage, pharmaceutical company dedicated to developing and commercializing products and technologies for diagnostic imaging and ethical drug development utilizing peptide, monoclonal antibody, and radiopharmaceutical technologies. We are in the early stages of developing pharmaceutical products and technologies. We are concentrating our efforts on the following:

•	MIDAS™, a peptide technology which may be useful to develop drugs to treat diseases or for diagnostic imaging. A peptide is a short chain of amino acids. We are engaged in research and development of this technology to treat obesity and eating disorders and for neural regeneration, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

•	PT-141, a drug to treat sexual dysfunction, initially male erectile dysfunction. PT-141 is a stabilized peptide that works like the naturally occurring peptide hormone called alpha MSH. On February 1, 2001, we announced that we have begun enrolling patients in a Phase I safety study. The double-blind, placebo-controlled study will evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single, escalating doses of PT-141 administered intranasally to 52 healthy adult male subjects.

•	LeuTech®, a diagnostic imaging product used to image and locate the site of infection or inflammation within the body. We have completed clinical trials with LeuTech for the diagnosis of equivocal appendicitis and filed an application with the United States Food and Drug Administration for approval to market LeuTech for that indication. FDA review of our clinical efficacy and safety data is complete and the FDA has not requested any further data on efficacy or safety. However, the FDA has requested additional manufacturing and process validation data. We are currently working on responding to the FDA's request for additional data. We believe that LeuTech can be used to diagnose a wide range of other infections, including infections of bone and the intra-abdominal area, such as intestinal, spleen, liver or urinary tract infections.

Business Risk and Liquidity – As shown in the accompanying financial statements, we have incurred substantial net losses of $4,047,283 for the six months ended December 31, 2000 and have a deficit accumulated during development stage of $47,553,085. We anticipate incurring additional losses over at least the next several years, and such losses are expected to increase as we expand our research and development activities relating to various technologies. To achieve profitability, we must, alone or with others, successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

In September and October of 2000, we received gross proceeds of $15.15 million in a private placement of common stock and warrants.

Management plans to continue to refine operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs. There can be no assurance that the Company’s efforts will be successful. Management believes that adequate financing has been obtained to fund operations through December 31, 2001, based on current expenditure levels.

(2) Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of December 31, 2000 and the results of operations for the three and six month periods ended December 31, 2000 and 1999 and for the period from inception (January 28, 1986) to December 31, 2000 and cash flows for the six months ended December 31, 2000 and 1999, and for the period from inception (January 28, 1986) to December 31, 2000. The results of operations for the six month period ended December 31, 2000 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2001.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2000 and 1999 and for each of the three fiscal years in the period ended June 30, 2000.

(3) Recent Accounting Pronouncements

In March 2000, the FASB issued interpretation No. 44, (“FIN 44”), “Accounting for certain transactions Involving Stock Compensation – an Interpretation of APB 25.” This Interpretation clarifies the definition of employee for purposes of applying APB 25 and provides the accounting consequences of various modifications to the terms of a previously fixed stock option or award. This Interpretation became effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which is effective for fiscal years beginning after December 15, 1999. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. We expect that we will be required to defer non-refundable technology fees recorded in 1999 and recognize the related revenue over future periods. The SEC has extended the implementation date of SAB 101 until the fourth quarter of fiscal years beginning after December 15, 1999.

In accordance with SAB 101, we expect to report a change in accounting principle and to record the impact of this change as a cumulative effect in our statement of operations.

(4) Summary of Significant Accounting Policies:

Principles of Consolidation – The consolidated financial statements include the accounts of our wholly-owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Short-Term Investments – We account for investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting For Certain Investments in Debt and Equity Securities.” We classify such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of certificates of deposit. Unrealized gains and losses are classified as a separate component of stockholder’s equity. As of December 31, 2000 the unrealized gain on investments was immaterial. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

Fixed Assets – Fixed assets consist of equipment, office furniture and leasehold improvements. Fixed assets are stated at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for equipment, seven years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

Impairment of Long-Lived Assets – We comply with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, we evaluate the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

Revenue Recognition – Grant and contract revenues are recognized as services stipulated in the underlying grants and/or contracts are provided based on the time and materials incurred. License revenues are recognized when the license fee is received and we have no further obligations.

Research and Development Costs – The costs of research and development activities are expensed as incurred.

Stock Options and Warrants – Warrants and the majority of common stock options have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these instruments. However, certain stock options were issued under non-plan option agreements and a non-qualified stock option plan at exercise prices below market value. The difference between the exercise price and the market value of these securities has been recorded as deferred compensation and is being expensed over the vesting period of the option.

Income Taxes – We intend to file consolidated federal and combined state income tax returns. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (“SFAS 109”), “Accounting for Income Taxes.” SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

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

Net Loss per Common Share – We apply SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and six months ended December 31, 2000 and 1999 and for the period from inception (January 28, 1986) through December 31, 2000, there were no dilutive effects of stock options or warrants as we incurred a net loss in each period. Options and warrants to purchase 6,415,977 shares of common stock at prices ranging from $0.20 to $360 per share were outstanding at December 31, 2000.

Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 (“SFAS 107”), “Disclosures about Fair Value of Financial Instruments,” requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent our underlying value. Based on the above, the amount reported on the balance sheet approximates the fair value.

Reclassifications – Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

(5) Commitments and Contingencies:

Leases - We lease three facilities in New Jersey under non-cancelable operating leases, two of which relate to our research facilities and corporate headquarters. The third relates to our previous administrative offices, which we sublease to Derma Sciences, Inc. Under the sublease agreement, Derma reimburses us 100% of all expenses consisting of rent, utilities and property taxes.

License Agreements – We currently maintain three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2001 amounts to $250,000. There were no payments due during the three and six months ended December 31, 2000 under these agreements.

(6) Stockholders’ Equity:

In September and October of 2000, we received gross proceeds of $15.15 million in a private placement consisting of common stock and warrants. Investors purchased 2,532,368 shares of common stock in two tranches: 1,800,000 shares at $6.00 per share and 732,638 shares at $5.94 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $7.50 for the first tranche and $7.42 for the second tranche.

(7) Income Tax Benefit:

In October of 2000, we sold New Jersey Net Operating Losses pursuant to the New Jersey Economic Development Agency's Tax Transfer Program. As a result, we received $325,152 which is reflected as an income tax benefit in the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

We make forward-looking statements in this report. Sometimes these statements contain words such as “anticipates,” “plans,” “intends,” “expects” and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors, a number of which are described in our annual report on Form 10-K for the year ended June 30, 2000. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials and manufacturing. Operating losses may fluctuate from quarter to quarter.

Results of Operations

Three and Six Month Periods Ended December 31, 2000 Compared to Three and Six Month Periods Ended December 31, 1999.

Grants and Contracts – Contract revenue, related to the shared development costs of LeuTech pursuant to our collaboration agreement, decreased to $592,999 and $1,388,080, respectively, for the three and six month periods ended December 31, 2000 compared to $891,900 and $2,141,900, respectively, for the three and six month periods ended December 31, 1999. The decrease was attributable to lower development costs of LeuTech. Grant revenue increased to $71,794 and $131,794, respectively, for the three and six month periods ended December 31, 2000 compared to $117,691, for the three and six month periods ended December 31, 1999.

License Fees and Royalties – We did not record any revenues from license fees for the three and six month periods ended December 31, 2000. We recorded $500,000 in license fees as revenue during the six month period ended December 31, 1999. We received these fees as a one-time, non-refundable payment pursuant to our collaboration agreement with Mallinckrodt, Inc.

Research and development – Research and development expenses decreased to $2,249,522 and $4,705,118, respectively, for the three and six month periods ended December 31, 2000 compared to $2,375,659 and $4,824,282, respectively, for the three and six month periods ended December 31, 1999. The decreased research and development spending is related to lower development costs of LeuTech. We expect this decrease in research and development expenses to be temporary as we move forward in future quarters on expanding clinical trials and development efforts of PT-141 and our MIDAS technology, and incur further development costs associated with LeuTech.

General and administrative - General and administrative expenses decreased to $843,473 and $1,550,049, respectively, for the three and six month periods ended December 31, 2000 compared to $1,536,250 and $2,305,684, respectively, for the three and six month periods ended December 31, 1999. The decrease in general and administrative expenses is mainly attributable to the decrease in administrative salaries and the decrease in amortization of stock based compensation.

Interest income - Interest income increased to $279,185 and $366,487, respectively, for the three and six month periods ended December 31, 2000 compared to $115,074 and $186,389, respectively, for the three and six month periods ended December 31, 1999. The increase in interest income is due to the additional funds available for investment purposes pursuant to our recent financing.

Interest expense – We recorded interest expense of $1,349 and $3,629 for the three and six month periods ended December 31, 2000 compared to $625 and $25,861, respectively, for the three and six month periods ended December 31, 1999. The overall decrease in interest expense was due to the repayment of debt in the three months ended September 30, 1999. The slight increase for the three months ended December 31, 2000 over the three months ended December 31, 1999, is attributable to the increase in finance charges.

Net loss - Net loss decreased to $1,825,204 and $4,047,283, respectively, for the three and six month periods ended December 31, 2000 compared to $2,787,869 and $4,209,847, respectively,

for the three and six month periods ended December 31, 1999. The decrease is due to the reduction of research and development expenses explained above and the tax benefit received through the sale of New Jersey Net Operating Losses pursuant to the New Jersey Economic Development Agency’s Tax Transfer Program.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses. As of December 31, 2000, we had a deficit accumulated during development stage of $47,553,085. We have financed our net operating losses through December 31, 2000 by a series of debt and equity financings. At December 31, 2000, we had cash, cash equivalents and investments of $16,835,341.

For the six months ended December 31, 2000, the net increase in cash was $11,645,971. Net cash used for operating activities was $3,654,204, net cash provided by investing activities was $334,875 and net cash provided by financing activities was $14,965,300.

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

We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2001 - $250,000, 2002 - $300,000, 2003 - $300,000, 2004 - $200,000 and 2005 - $200,000.

As of April 2000, we entered into an amendment to our research facility’s lease, which increased our rentable space from approximately 10,500 square feet to approximately 15,800. Our aggregate future minimum lease payments escalate from approximately $203,000 until July 13, 2002 to $300,000 from July 14, 2002 through July 13, 2007.

As of December 7, 1999, we entered into a five-year lease on administrative offices in Princeton, New Jersey. Minimum future lease payments range from approximately $187,374 in year one to approximately $202,070 in year five. We have entered into a sublease agreement with Derma Sciences, Inc. on our previous administrative offices. Under the sublease agreement Derma reimburses us 100% of all expenses consisting of rent, utilities and property taxes.

On August 16, 1999, we entered into a collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop and market LeuTech. In October 2000, Tyco International, Ltd. acquired Mallinckrodt. Under the terms of the agreement, Mallinckrodt:

•	received an exclusive worldwide license (excluding Europe) for sales, marketing and distributions of LeuTech and paid a licensing fee of $500,000;

•	agreed to make milestone payments totaling $5,000,000 upon FDA approval of the first LeuTech indication and $5,000,000 on the attainment of sales goals following product launch;
•	agreed to reimburse us for 50% of all ongoing LeuTech development costs, subject to a cap of $5,200,000, which can be amended;
•	agreed to pay to us a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;
•	purchased 700,000 restricted shares of our non-voting Series C convertible preferred stock for $13,000,000; and
•	agreed that the Series C convertible preferred stock would be convertible after five years, or earlier upon the occurrence of a change in control (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights.

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

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect our existing capital resources, including the funds we received in September and October 2000, will be adequate to fund our projected operations through December 31, 2001, based on current expenditure levels.

We anticipate incurring additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to MIDAS, PT-141 and LeuTech. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

As of December 31, 2000, our cash and cash equivalents and investments consisted of $16,835,341, most of which were short term investments having a maturity of less than one year. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

As a consequence of the claims alleged in the complaint, Molecular Biosystems contends that it is entitled to an award of damages against us and Evergreen in amounts to be determined at trial, but in any event, at least equal to $1,765,305. This figure represents the amount of a “breakup fee” of $1,000,000 provided for in the merger agreement and $765,305 for the purported costs and expenses incurred by Molecular Biosystems in connection with the proposed merger. In addition, Molecular Biosystems seeks consequential damages in an unstated amount plus interest and Molecular Biosystems’ costs and expenses of the action.

In our response filed in June of 2000, we have denied the material allegations. Management believes that we have good and meritorious defenses to the action and we intend vigorously to defend the action. On January 3, 2001, Alliance Pharmaceutical Corp. (NASDAQ: ALLP) announced that it had completed its acquisition of Molecular Biosystems.

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

In December 2000 we issued warrants to purchase 15,000 shares of our $.01 par value common stock to the Wistar Institute of Anatomy and Biology, as part of the consideration for an agreement with Wistar to amend a technology license which Wistar previously granted to us. The exercise price of the warrants is $4.00 per share, and they expire on December 15, 2010. We issued these warrants pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. The issuance was part of a private agreement between Palatin and Wistar and did not involve any public offering.

Item 3.     Defaults Upon Senior Securities.

None.

Item 4.     Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders which convened on November 15, 2000, the stockholders:

•	elected five directors

•	approved an amendment to our 1996 stock option plan which increased the shares of common stock available under the plan from 2,500,000 to 5,000,000

•	ratified the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2001.

Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

                                                              Withheld               Broker
Election of directors:                   For                  Authority             Non-votes
---------------------                 ---------               ---------             ---------
     Carl Spana                       9,730,789                 42,342                  0

     Charles L. Putnam                9,730,789                 42,342                  0

     John K.A. Prendergast            9,730,789                 42,342                  0

     Robert K. deVeer, Jr.            9,730,789                 42,342                  0

     Kevin S. Flannery                9,730,789                 42,342                  0

                                                                                       Broker
Item:                                   For          Against      Abstentions        Non-votes
----                                 ---------       -------      -----------        ---------
Amendment of stock option plan       5,106,640       419,415         65,595          4,181,481

Ratification of accountants          9,741,963       22,888          8,280               0

Abstentions and broker non-votes counted against approving the amendment to the stock option plan, but had no effect on the other matters.

Item 5.     Other Information.

None.

Item 6.     Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.1	Separation Agreement and General Release between Palatin and Charles Putnam, dated as of November 30, 2000, filed with this report.

     (b) Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 14, 2001	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 14, 2001	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)