Form 10-Q
period 2001-03-31
PALATIN TECHNOLOGIES INC
filed 2001-05-15
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of May 14, 2001, 11,115,540 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of March 31, 2001 and June 30, 2000	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Nine Months Ended March 31, 2001 and March 31, 2000 and the Period from January 28, 1986 (Commencement of Operations) through March 31, 2001	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2001 and March 31, 2000 and the Period from January 28, 1986 (Commencement of Operations) through March 31, 2001	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 12

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	Page 13

	Signatures	Page 14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                          March 31, 2001  June 30, 2000
                                                                          --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $ 14,810,919    $  3,219,593
  Short-term investments                                                             -       2,155,617
  Accounts receivable                                                          192,075         953,163
  Prepaid expenses and other                                                   167,837         179,792
                                                                           ------------    ------------
      Total current assets                                                  15,170,831       6,508,165

Fixed assets, net of accumulated depreciation and amortization
  of  $1,051,167 and $914,846, respectively                                  1,927,851       1,573,140
Restricted cash                                                                263,075         263,075
Other                                                                           47,519         541,017
                                                                           ------------    ------------
                                                                          $ 17,409,276    $  8,885,397
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $    731,255    $  1,012,070
  Accrued expenses                                                           1,017,846         968,166
                                                                           ------------    ------------
      Total current liabilities                                              1,749,101       1,980,236
                                                                           ------------    ------------

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 30,667 and 31,561 shares issued and outstanding
      as of March 31, 2001 and June 30, 2000, respectively;                        307             316
    Series B Convertible; zero and 2,000 shares issued and outstanding
      as of March 31, 2001 and June 30, 2000 respectively;                           -              20
    Series C Convertible; 700,000 shares issued and outstanding
      as of March 31, 2001 and June 30, 2000 respectively;                       7,000           7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    issued and outstanding 11,115,585 and 7,902,372 shares as of
      March 31, 2001 and June 30, 2000, respectively;                          111,156          79,024
  Additional paid-in capital                                                65,742,330      50,324,603
  Deficit accumulated during development stage                             (50,200,618)    (43,505,802)
                                                                           ------------    ------------
      Total stockholders' equity                                            15,660,175       6,905,161
                                                                           ------------    ------------
                                                                          $ 17,409,276    $  8,885,397
                                                                           ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                                Inception
                                                                                                            (January 28, 1986)
                                             Three Months Ended March 31,      Nine Months Ended March 31,       through
                                                  2001            2000             2001             2000      March 31, 2001
                                            --------------   -------------    -------------   -------------   --------------
REVENUES:
  Grants and contracts                       $    101,551    $  1,428,099     $  1,621,425    $  3,687,690     $  9,543,165
  License fees                                          -               -                -         500,000        1,734,296
  Other                                                 -               -                -               -          318,917
                                             -------------   -------------    -------------   -------------    -------------
       Total revenues                             101,551       1,428,099        1,621,425       4,187,690       11,596,378
                                             -------------   -------------    -------------   -------------    -------------

OPERATING EXPENSES:
  Research and development                      2,423,701       2,105,623        7,128,819       6,929,905       39,876,107
  General and administrative                      589,535       1,236,742        2,139,584       3,542,426       21,491,858
  Net intangibles write down                            -               -                -               -          259,334
                                             -------------   -------------    -------------   -------------    -------------
       Total operating expenses                 3,013,236        3,342,36        9,268,403      10,472,331       61,627,299

                                             -------------   -------------    -------------   -------------    -------------

OTHER INCOME (EXPENSES):
  Interest income                                 264,710         107,537          631,197         293,926        1,985,187
  Interest expense                                   (558)         (1,161)          (4,187)        (27,022)      (1,955,036)
  Merger costs                                          -               -                -               -         (525,000)
                                             -------------   -------------    -------------   -------------    -------------
       Total other income (expenses)              264,152         106,376          627,010         266,904         (494,849)
                                             -------------   -------------    -------------   -------------    -------------

LOSS BEFORE INCOME TAXES                       (2,647,533)     (1,807,890)      (7,019,968)     (6,017,737)     (50,525,770)
  Income tax benefit                                    -               -          325,152               -          325,152
                                             -------------   -------------    -------------   -------------    -------------

NET LOSS                                       (2,647,533)     (1,807,890)      (6,694,816)     (6,017,737)     (50,200,618)

PREFERRED STOCK DIVIDEND                                -                -               -               -       (3,121,525)
                                             -------------   -------------    -------------   -------------    -------------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                 (2,647,533)   $ (1,807,890)    $ (6,694,816)   $ (6,017,737)    $(53,322,143)
                                              ============   =============    =============   =============    =============

Basic and diluted net loss per common share   $     (0.24)   $      (0.24)    $      (0.68)   $      (0.82)    $     (24.74)
                                              ============   =============    =============   =============    =============
Weighted average number of common shares
  outstanding used in computing basic and
  diluted net loss per common share            11,000,017       7,461,321        9,794,356       7,301,911        2,155,472
                                              ============   =============    =============   =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                            Inception
                                                                                        (January 28, 1986)
                                                          Nine Months Ended March 31,        Through
                                                               2001           2000        March 31, 2001
                                                         -------------   ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $ (6,694,816)   $(6,017,737)    $(50,200,618)                                                                                           $
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Depreciation and amortization                           230,891        186,366        1,316,661
      License fee                                                   -              -          500,000
      Interest expense on note payable                              -              -           72,691
      Accrued interest on long-term financing                       -              -          796,038
      Accrued interest on short-term financing                      -              -            7,936
      Intangibles and equipment write down                          -              -          278,318
      Common stock and notes payable issued for expenses            -              -          751,038
      Settlement with consultant                                    -              -          (28,731)
      Change in terms of options previously granted           335,315              -        1,505,315
      Amortization of stock based compensation                109,375      1,095,058        3,554,301
      Changes in certain operating assets and liabilities:
        Accounts receivable                                   761,088     (2,563,834)        (192,075)
        Prepaid expenses and other                            497,948       (304,517)        (798,537)
        Accounts payable                                     (280,815)         1,404          731,255
        Accrued expenses                                       49,680       (803,882)         556,679
                                                         -------------  -------------    -------------
            Net cash used for operating activities         (4,991,334)    (8,407,142)     (41,149,729)
                                                         -------------  -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturity of short-term investments, net                   2,155,617              -                -
  Purchases of property and equipment                        (578,095)      (287,980)      (3,121,422)
                                                         -------------  -------------    -------------
     Net cash provided/(used) for investing activities      1,577,522       (287,980)      (3,121,422)
                                                         -------------  -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                        -              -          302,000
  Payments on notes payable, related party                          -              -         (302,000)
  Proceeds from senior bridge notes payable                         -              -        1,850,000
  Payments on senior bridge notes payable                           -              -       (1,850,000)
  Proceeds from notes payable and long-term debt                    -              -        3,951,327
  Payments on notes payable and long-term debt                      -              -       (1,951,327)
  Proceeds from Common stock, stock option
     and warrant issuances, net                            15,005,138        403,746       32,873,411
  Proceeds from Preferred stock, net                                -     11,000,000       24,210,326
  Purchase of treasury stock                                        -              -           (1,667)
                                                         -------------  -------------    -------------
     Net cash provided by financing activities              15,005,138     11,403,746       59,082,070
                                                         -------------  -------------    -------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                              11,591,326      2,708,624       14,810,919

CASH AND CASH EQUIVALENTS, beginning
  of period                                                 3,219,593      2,788,628                -
                                                         -------------  -------------    -------------

CASH AND CASH EQUIVALENTS, end of period                  $14,810,919    $ 5,497,252     $ 14,810,919                                                                                            $
                                                         =============  =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization Activities:

Nature of Business -- Palatin Technologies, Inc. is a development-stage biopharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. The Company’s product portfolio includes PT-141, a novel treatment currently in development for erectile dysfunction, and LeuTech®, a radioimaging monoclonal antibody for the rapid diagnosis and detection of equivocal appendicitis. Our proprietary drug discovery platform, MIDAS™ (Metal Ion-induced Distinctive Array of Structures), streamlines the drug discovery process with an efficient approach to identify lead compounds from protein targets for drugs.

Business Risk and Liquidity – As shown in the accompanying financial statements, we have incurred substantial net losses of $6,694,816 for the nine months ended March 31, 2001 and have a deficit accumulated during development stage of $50,200,618. We anticipate incurring additional losses over at least the next several years, and such losses are expected to increase as we expand our research and development activities relating to various technologies and proposed products. To achieve profitability, we must, alone or with others, successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that we will be able to achieve profitability on a sustained basis, if at all.

Management plans to continue to refine operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development, manufacturing and marketing costs. There can be no assurance that the Company’s efforts will be successful. Management believes that adequate financing has been obtained to fund operations through March 31, 2002, based on current expenditure levels.

(2)     Basis of Presentation:

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations for the three and nine month periods ended March 31, 2001 and 2000 and for the period from inception (January 28, 1986) to March 31, 2001 and cash flows for the nine months ended March 31, 2001 and 2000, and for the period from inception (January 28, 1986) to March 31, 2001. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2001.

The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Form 10-K for the year ended June 30, 2000.

(3)     Recent Accounting Pronouncements

In March 2000, the FASB issued interpretation No. 44, ("FIN 44"), "Accounting for certain transactions Involving Stock Compensation - an Interpretation of APB 25." This Interpretation clarifies the definition of employee for purposes of applying APB 25 and provides the accounting consequences of various modifications to the terms of a previously fixed stock option or award. This Interpretation became effective July 1, 2000. The adoption of FIN 44 did not have a material impact on our financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which is effective for fiscal years beginning after December 15, 1999. SAB 101 draws on existing accounting rules and provides specific guidance on how those accounting rules should be applied, and specifically addresses revenue recognition for non-refundable technology access fees in the biotechnology industry. In accordance with SAB 101, the Company will adopt SAB 101 during its fourth quarter ending June 30, 2001 resulting in a cumulative effect adjustment. The Company will defer a portion of the upfront licensing fees from Mallinckrodt, Inc. (a subsidiary of Tyco Healthcare) related to the licensing of LeuTech recognized in August 1999, which will be recorded as deferred revenue with a corresponding one-time, non-cash expenses of approximately $250,000.

(4)     Summary of Significant Accounting Policies

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

Net Loss per Common Share -- We apply SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. For the three and nine months ended March 31, 2001 and 2000 and for the period from inception (January 28, 1986) through March 31, 2001, there were no dilutive effects of stock options or warrants as we incurred a net loss in each period. Options and warrants to purchase 6,205,769 shares of common stock at prices ranging from $1.00 to $360 per share were outstanding at March 31, 2001.

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

We make forward-looking statements in this report. Sometimes these statements contain words such as “anticipates,” “plans,” “intends,” “expects” and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors, a number of which are described in public filings, including our annual report on Form 10-K for the year ended June 30, 2000. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We will not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

We expect to incur substantial operating losses over the next several years due to continuing expenses associated with our research and development programs, including pre-clinical testing, clinical trials, obtaining regulatory approvals and manufacturing. Operating losses may fluctuate from quarter to quarter.

Overview

Palatin Technologies, Inc., headquartered in Princeton, NJ with its research facility in Edison, NJ, is a development-stage biopharmaceutical company committed to the discovery, development and commercialization of novel therapeutics, including products derived from its proprietary peptide chemistry technology platform.

We are in the early stages of developing pharmaceutical products and technologies. We are concentrating our efforts on the following:

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures), a proprietary technology platform that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides but offer significant advantages to conventional protein or peptide-based drugs. We have initiated a MIDAS program to discover and develop compounds that interact with the Melanocortin (MC) family of receptors. MC receptors regulate a diverse array of functions ranging from pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in pre-clinical development as potential treatments for obesity and inflammation. The Company has additionally identified molecules that interact with uPAR receptors, and one of these is now in pre-clinical development as a potential treatment for cancer. The Company expects to file an Investigational New Drug application for at least one of these pre-clinical compounds and initiate clinical testing within two years.

•	PT-141, a patented, nasally administered peptide-based therapeutic for the treatment of sexual dysfunction. Phase I clinical testing for Male Erectile Dysfunction (“MED”) began in February 2001. The double-blind, placebo-controlled study evaluated the safety, tolerability, pharmacokinetics and pharmacodynamics of single, escalating doses of PT-141 administered intranasally to 56 healthy adult male subjects. A Phase II efficacy trial in patients with MED is scheduled to begin in the third quarter of calendar year 2001. In addition, a “proof-of-concept” clinical study in female sexual arousal disorder is planned to begin later this calendar year.

•	LeuTech®, a diagnostic imaging product used to image and locate the site of infection or inflammation within the body. We have completed clinical trials with LeuTech for the diagnosis of equivocal appendicitis and filed an application with the United States Food and Drug Administration for approval to market LeuTech for that indication. FDA review of our clinical efficacy and safety data is complete and the FDA has not requested any further data on efficacy or safety. However, the FDA has requested additional manufacturing, quality control and process validation data prior to granting its marketing approval for this product. We have completed our review and assessment and now have commenced the implementation of a defined plan to address all of the concerns and issues raised. We anticipate completing the steps necessary for the filing of amendments to the Biologics License Application in the second half of calendar year 2002. Although we are attempting to address all matters set forth in the Complete Review Letter, there can be no assurance that the Company can remedy the outstanding manufacturing issues to the satisfaction of the FDA. We believe that LeuTech can be used to diagnose a wide range of other infections, including infections of bone and the intra-abdominal area, such as intestinal, spleen, liver or urinary tract infections.

Results of Operations

Three and Nine Month Periods Ended March 31, 2001 Compared to Three and Nine Month Periods Ended March 31, 2000.

Grants and Contracts - Contract revenue, related to the shared development costs of LeuTech pursuant to our collaboration agreement, decreased to $22,276 and $1,410,356, respectively, for the three and nine month periods ended March 31, 2001 compared to $1,070,159 and $3,212,059, respectively, for the three and nine month periods ended March 31, 2000. The decrease was attributable to the cap on shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc. Grant revenue under the Small Business Innovation Research and the Small Business Technology Transfer programs of the Department of Health and Human Services, decreased to $79,275 and $211,069, respectively, for the three and nine month periods ended March 31, 2001 compared to $357,940 and $475,631 for the three and nine month periods ended March 31, 2000.

License Fees and Royalties – We did not record any revenues from license fees for the three and nine month periods ended March 31, 2001. We recorded $500,000 in license fees as revenue during the nine month period ended March 31, 2000. We received these license fees pursuant to our collaboration agreement with Mallinckrodt, Inc.

Research and development – Research and development expenses increased to $2,423,701 and $7,128,819, respectively, for the three and nine month periods ended March 31, 2001 compared to $2,105,623 and $6,929,905, respectively, for the three and nine month periods ended March 31, 2000. The increase in research and development expense is related to the increased development efforts and expanding clinical trials of PT-141 and our MIDAS technology.

General and administrative - General and administrative expenses decreased to $589,535 and $2,139,584, respectively, for the three and nine month periods ended March 31, 2001 compared to $1,236,742 and $3,542,426, respectively, for the three and nine month periods ended March 31, 2000. The decrease in general and administrative expenses is mainly attributable to the decrease in administrative salaries and the decrease in amortization of stock based compensation.

Interest income - Interest income increased to $264,710 and $631,197, respectively, for the three and nine month periods ended March 31, 2001 compared to $107,537 and $293,926, respectively, for the three and nine month periods ended March 31, 2000. The increase in interest income is due to the additional funds available for investment purposes pursuant to our financing in calendar year 2000.

Interest expense – We recorded interest expense of $558 and $4,187 for the three and nine month periods ended March 31, 2001 compared to $1,161 and $27,022, respectively, for the three and nine month periods ended March 31, 2000. The decrease in interest expense was due to the repayment of debt in the three months ended September 30, 1999.

Net loss - Net loss increased to $2,647,533 and $6,694,816, respectively, for the three and nine month periods ended March 31, 2001 compared to $1,807,890 and $6,017,737, respectively, for the three and nine month periods ended March 31, 2000. The increase is due to the reduction in grant and contract revenue and the increase in research and development expenses explained above.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses. As of March 31, 2001, we had a deficit accumulated during development stage of $50,200,618. We have financed our net operating losses through March 31, 2001 by a series of debt and equity financings. At March 31, 2001, we had cash and cash equivalents of $14,810,919.

For the nine months ended March 31, 2001, the net increase in cash was $11,591,326. Net cash used for operating activities was $4,991,334, net cash provided by investing activities was $1,577,522 and net cash provided by financing activities was $15,005,138.

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

On August 16, 1999, we entered into a collaboration agreement with Mallinckrodt, a large international healthcare products company, to jointly develop and market LeuTech. In October 2000, Tyco International, Ltd. acquired Mallinckrodt. Under the terms of the agreement, Mallinckrodt:

•	received an exclusive worldwide license (excluding Europe) for sales, marketing and distributions of LeuTech and paid a licensing fee of $500,000;
•	agreed to make milestone payments totaling $5,000,000 upon FDA approval of the first LeuTech indication and $5,000,000 on the attainment of sales goals following product launch;
•	agreed to reimburse us for 50% of all ongoing LeuTech development costs, subject to a cap of $5,200,000, which we are currently negotiating to increase the cap amount;
•	agreed to pay to us a transfer price for each LeuTech product unit delivered to Mallinckrodt and a quarterly royalty on Mallinckrodt's future net sales of LeuTech;
•	purchased 700,000 restricted shares of our non-voting Series C convertible preferred stock for $13,000,000; and
•	agreed that the Series C convertible preferred stock would be convertible after five years, or earlier upon the occurrence of a change in control (as defined in the agreement), into 700,000 shares of our common stock with certain registration rights and anti-dilution rights.

We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product and technology development efforts. We expect our existing capital resources, including the funds we received in September and October 2000, will be adequate to fund our projected operations through March 31, 2002, based on current expenditure levels.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

As of March 31, 2001, our cash and cash equivalents consisted of $14,810,919, most of which were short term investments having a maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

We did not hear from them for several months. Recently, they initiated actions for additional discovery and depositions.

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

Palatin Technologies, Inc. (Registrant)

Date: March 15, 2001	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: March 15, 2001	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)