Form 10-Q
period 2001-09-30
PALATIN TECHNOLOGIES INC
filed 2001-11-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

As of November 14, 2001, 11,201,361 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of September 30, 2001 and June 30, 2001	Page 3

CONSOLIDATED STATEMENTS OF OPERATIONS --
For the Three Months Ended September 30, 2001 and
September 30, 2000 and the Period from January 28, 1986
	(Commencement of Operations) through September 30, 2001	Page 4

CONSOLIDATED STATEMENTS OF CASH FLOWS --
For the Three Months Ended September 30, 2001 and
September 30, 2000 and the Period from January 28, 1986
	(Commencement of Operations) through September 30, 2001	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 12

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                September 30, 2001   June 30, 2001
                                                                ------------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  8,620,538       $ 11,456,424
  Prepaid expenses and other                                            227,714            204,731
                                                                   -------------      -------------
      Total current assets                                            8,848,252         11,661,155

Property and equipment, net                                           1,042,377          1,924,962
Restricted cash                                                         613,075            613,075
Intangible assets, net                                                   42,514             45,017
                                                                   -------------      -------------
                                                                   $ 10,546,218       $ 14,244,209
                                                                   =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $    902,328       $  1,129,660
  Accrued expenses                                                      765,456            397,119
  Accrued compensation                                                  397,086            607,286
  Deferred license revenue                                              152,777            166,666
                                                                   -------------      -------------
      Total current liabilities                                       2,217,647          2,300,731
                                                                   -------------      -------------

Deferred license revenue                                                      -             27,778
                                                                   -------------      -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 29,317 shares issued and outstanding
      as of September 30, 2001 and June 30, 2001, respectively;             293                293
    Series C Convertible; 700,000 shares issued and outstanding
      as of September 30, 2001 and June 30, 2001 respectively;            7,000              7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 11,199,658 shares as of
      September 30, 2001 and June 30, 2001;                             111,997            111,997
  Additional paid-in capital                                         65,981,568         65,981,568
  Deferred compensation                                                 (64,831)           (80,119)
  Deficit accumulated during development stage                      (57,707,456)       (54,105,039)
                                                                   -------------      -------------
                                                                      8,328,571         11,915,700
                                                                   -------------      -------------
                                                                   $ 10,546,218       $ 14,244,209
                                                                   =============      =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                     Inception
                                                                                 (January 28, 1986)
                                                Three Months Ended September 30,      through
                                                      2001             2000      September 30, 2001
                                                 -------------    -------------  ------------------
REVENUES:
     Grants and contracts                        $          -     $    855,081     $  9,543,165
     License fees and royalties                        41,667           41,667        1,942,630
     Other                                                  -                -          318,917
                                                 -------------    -------------    --------------
          Total revenues                               41,667          896,748       11,804,712
                                                 -------------    -------------    --------------
OPERATING EXPENSES:
     Research and development                       1,891,247        2,455,597       44,747,534
     General and administrative                       899,899          706,575       23,277,014
     Loss on impairment of assets                     954,347                -          954,347
     Net intangibles write down                             -                -          259,334
                                                 -------------    -------------    --------------
          Total operating expenses                  3,745,493        3,162,172       69,238,229
                                                 -------------    -------------    --------------
OTHER INCOME (EXPENSES):
     Interest income                                  102,087           87,292        2,243,651
     Interest expense                                    (678)          (2,280)      (1,956,631)
     Merger costs                                           -                -         (525,000)
                                                 -------------    -------------    --------------
          Total other income/(expenses)               101,409           85,012         (237,980)
                                                 -------------    -------------    --------------

          Loss before income taxes and cumulative
            effect of accounting change            (3,602,417)      (2,180,412)     (57,671,497)
     Income tax benefit                                     -                -           325,152
                                                 -------------    -------------    --------------
          Loss before cumulative effect of
            accounting change                      (3,602,417)      (2,180,412)     (57,346,345)
     Cumulative effect of accounting change                 -         (361,111)        (361,111)
                                                 -------------    -------------    --------------
NET LOSS                                           (3,602,417)      (2,541,523)     (57,707,456)

PREFERRED STOCK DIVIDEND                                    -                -       (3,121,525)
                                                 -------------    -------------    --------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                 $ (3,602,417)    $ (2,541,523)    $(60,828,981)
                                                 =============    =============    ==============

Basic and diluted net loss per common share
  Basic and diluted net loss before cumulative
    effect of accounting change                  $      (0.32)    $      (0.27)
  Cumulative effect of accounting change         $          -     $      (0.04)
                                                 -------------    -------------
  Basic and diluted net loss                     $      (0.32)    $      (0.31)
                                                 =============    =============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share             11,199,611        8,080,352
                                                 =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                          Inception
                                                                                      (January 28, 1986)
                                                   Three Months Ended September 30,        Through
                                                         2001              2000       September 30, 2001
                                                     ------------     ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,602,417)     $(2,541,523)      $(57,707,456)                                                                                          $
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                   -          361,111            361,111
      Depreciation and amortization                       77,464           69,120          1,451,320
      License fee                                              -                -            500,000
      Interest expense on note payable                         -                -             72,691
      Accrued interest on long-term financing                  -                -            796,038
      Accrued interest on short-term financing                 -                -              7,936
      Intangibles and equipment write down                     -                -            278,318
      Common stock and notes payable issued for
        expenses                                               -                -            751,038
      Loss on impairment of assets                       954,347                -            954,347
      Settlement with consultant                               -                -            (28,731)
      Acceleration of options previously granted               -                -          1,505,315
      Stock based compensation                            15,288                -          3,626,204
      Deferred revenue                                   (41,667)         (41,667)          (208,334)
      Changes in certain operating assets and
       liabilities:
        Accounts receivable                                    -          158,082                  -
        Prepaid expenses and other                       (22,982)         147,591         (1,208,414)
        Accounts payable                                (227,332)        (312,358)           902,328
        Accrued expenses and other                       158,137          115,071            701,375
                                                     ------------     -------------     -------------
          Net cash used for operating activities      (2,689,162)      (2,044,573)       (47,244,914)
                                                     ------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                      -         (675,733)                 -
      Purchases of property and equipment               (146,724)         (15,868)        (3,319,950)
                                                     ------------     -------------     -------------
          Net cash used for investing activities        (146,724)        (691,601)        (3,319,950)
                                                     ------------     -------------     -------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable, related party               -                -            302,000
      Payments on notes payable, related party                 -                -           (302,000)
      Proceeds from senior bridge notes payable                -                -          1,850,000
      Payments on senior bridge notes payable                  -                -         (1,850,000)
      Proceeds from notes payable and long-term debt           -                -          3,951,327
      Payments on notes payable and long-term debt             -                -         (1,951,327)
      Proceeds from Common stock, stock option
       and warrant issuances, net                              -       10,547,809         32,976,743
      Proceeds from Preferred stock, net                       -                -         24,210,326
      Purchase of treasury stock                               -                -             (1,667)
                                                     ------------     -------------     -------------
          Net cash provided by financing activities            -       10,547,809         59,185,402
                                                     ------------     -------------     -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                (2,835,886)       7,811,635          8,620,538

CASH AND CASH EQUIVALENTS, beginning
   of period                                          11,456,424        3,219,593                  -
                                                     ------------     -------------     -------------

CASH AND CASH EQUIVALENTS, end of period             $ 8,620,538      $11,031,228        $ 8,620,538                                                                                           $
                                                     ============     =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization Activities:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. The Company’s product portfolio includes PT-141, a novel treatment currently in development for erectile dysfunction, and LeuTech® a radioimaging monoclonal antibody for the rapid diagnosis and detection of equivocal appendicitis. Palatin’s patented drug discovery platform, MIDAS™, streamlines the drug discovery process with an efficient approach to identify lead compounds from protein targets for drugs. The Company’s pipeline includes preclinical candidates from its proprietary MIDAS peptide-chemistry.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred substantial net losses of $3,602,417 for the three months ended September 30, 2001 and has a deficit accumulated during development stage of $57,707,456 as of September 30, 2001. The Company anticipates incurring additional losses in the future as it continues development of LeuTech and expands clinical trials for other indications and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        In November of 2001, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of approximately $11 million (see Note 5).

        Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Management believes that it will be able to fund the Company’s operations through calendar year 2002, based on current expenditure levels and including the receipt of the funds identified above.

(2)     Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2001 and the results of operations and cash flows for the three month period ended September 30, 2001 and 2000 and for the period from January 28, 1986 (inception) to September 30, 2001. The results of operations for the three month period ended September 30, 2001 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2002.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2001 and 2000 and for each of the three fiscal years in the period ended June 30, 2001.

(3)     Summary of Significant Accounting Policies:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. As of September 30, 2001 and June 30, 2001, approximately $613,000 of cash was restricted to secure letters of credit for security deposits on leases.

        Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for equipment, seven years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are charged to expense as incurred while expenditures that extend the useful life of an asset are capitalized.

        Impairment of Long-Lived Assets – The Company follows Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        During 2001, the Company entered into an agreement to lease a new facility in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The lease will expire 10 years from commencement. The Company anticipates occupying the new space in the first quarter of calendar year 2002. In connection with this move, certain of the Company’s existing leasehold improvements at its Edison, New Jersey facility have been impaired, which resulted in a non-cash charge of $954,347 in the statement of operations during the three months ended September 30, 2001.

        Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. In the fiscal year ended June 30, 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,000, or $0.04 per share during the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, the Company recognized $41,667 of deferred license revenue.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options and Warrants – Warrants and the majority of common stock options issued to employees and non-employee directors have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these options. However, stock options were granted to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options. During the three months ended September 30, 2001, the Company recognized $15,288 of deferred compensation.

        Income Taxes – The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three months ended September 30, 2001 and 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 6,551,021 shares of Common Stock at prices ranging from $0.01 to $360 per share were outstanding at September 30, 2001.

(4)     Commitments and Contingencies:

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases.

        During 2001, the Company entered into an agreement to lease a new facility in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The lease will expire 10 years from commencement. The Company anticipates occupying the new space in the first quarter of calendar year 2002. The Company’s anticipated cash outlay related to the move is projected at approximately $1.6 million.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2002 amounts to $300,000. There were no payments due during the three months ended September 30, 2001 under these agreements.

(5)     Subsequent Event:

        In November of 2001, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of approximately $11 million. Pursuant to the private placement, on October 29, 2001, investors purchased approximately 4.9 million shares of common stock and approximately 1.225 million warrants, at a market value of approximately $2.25 per share for the securities. For every four shares purchased, the investors received a five-year warrant to purchase one share of common stock at an exercise price equal to 120% of the per share purchase price. The net proceeds of approximately $10.1 million, will be used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

        We make forward-looking statements in this report. Sometimes these statements contain words such as “anticipates,” “plans,” “intends,” “expects” and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-K for the year ended June 30, 2001. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        We expect to incur additional losses in the future as we continue development of LeuTech and expand clinical trials for other indications and for PT-141 and continue research and development of PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Overview

        We are a development-stage pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures), is our proprietary technology platform for drug design. This technology may be useful to develop drugs to treat diseases or for diagnostic imaging. We are engaged in research and development using this technology to diagnose infections and treat sexual dysfunction, obesity and inflammation, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

•	PT-141, is a new, nasally administered peptide for the treatment of sexual dysfunction. Our research suggests that PT-141 works through a mechanism involving the central nervous system. We began human clinical testing of PT-141 for erectile dysfunction in the first quarter of calendar 2001. We have completed a Phase 1 study and anticipate initiating a Phase 2 efficacy trial later this calendar year.

•	LeuTech®, is a product in development that is to be used to rapidly image and diagnose sites of infection. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and anticipate filing an amendment to the BLA in the latter part of calendar year 2002. We are testing LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), which is now in Phase 2 studies.

Results of Operations

Three Month Period Ended September 30, 2001 Compared to Three Month Period Ended September 30, 2000.

        Grants and Contracts – There was no contract revenue, related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., recorded for the three months ended September 30, 2001 compared to $795,081 for the three months ended September 30, 2000. The decrease in contract revenue was attributable to the cap on shared development costs of LeuTech pursuant to the agreement. We had no revenue from grants recorded for the three months ended September 30, 2001 compared to $60,000 for the three months ended September 30, 2000.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. Accordingly, the cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge which reflected the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. For the three months ended September 30, 2001 and 2000, we recorded $41,667 of license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development – Research and development expenses decreased to $1,891,247 for the three months ended September 30, 2001 compared to $2,455,597 for the three months ended September 30, 2000. The decrease in research and development spending is primarily related to the level, scope and size of the clinical studies of our product pipeline compared to last year. We expect this decrease in research and development expenses to be temporary as we expand clinical trials and manufacturing efforts on LeuTech and expand our efforts to develop our MIDAS and PT-141 technologies in future quarters.

        General and administrative – General and administrative expenses increased to $899,899 for the three months ended September 30, 2001 compared to $706,575 for the three months ended September 30, 2000. The increase in general and administrative expenses is mainly attributable to an increase in professional fees and our new website.

        Interest income – Interest income increased to $102,087 for the three months ended September 30, 2001 compared to $87,292 for the three months ended September 30, 2000. The increase in interest income is due to higher level of funds available for investment due to our financing in September and October of 2000.

        Net loss – Net loss increased to $3,602,417 for the three months ended September 30, 2001 compared to $2,541,523 for the three months ended September 30, 2000. The increase was primarily attributable to the loss on impairment of assets of $954,347 pursuant to our anticipated move to Cranbury, New Jersey. (See Note 3).

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of September 30, 2001, we had a deficit accumulated during development stage of $57,707,456. We have financed our net operating losses through September 30, 2001 by a series of debt and equity financings. At September 30, 2001, we had cash and cash equivalents of $8,620,538.

        For the three months ended September 30, 2001, the net decrease in cash was $2,835,886. Net cash used for operating activities was $2,689,162 and net cash used for investing activities was $146,724. There was no cash either provided by or used for financing activities.

        In November of 2001, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $11 million. Pursuant to the private placement, on October 29, 2001, investors purchased approximately 4.9 million shares of common stock and approximately 1.225 million warrants, at a market value of approximately $2.25 per share for the securities. For every four shares purchased, the investors received a five-year warrant to purchase one share of common stock at an exercise price equal to 120% of the per share purchase price. We have agreed to file a registration statement registering for resale the common stock sold and the common stock issuable on exercise of warrants, within 30 days of the closing. The net proceeds of approximately $10.1 million, will be used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2002 - $300,000, 2003 - $300,000, 2004 - $200,000, 2005 - $200,000 and 2006 - $200,000.

        During 2001, we entered into an agreement to lease a new facility of approximately 28,000 square feet in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The lease will expire 10 years from commencement. We anticipate occupying the new space in the first quarter of calendar year 2002. Our anticipated cash outlay related to the move is projected at $1.6 million.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. We expect our existing capital resources, including the funds we received in November 2001, will be adequate to fund our projected operations through calendar year 2002, based on current expenditure levels.

        We anticipate incurring additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to LeuTech, PT-141and our MIDAS technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of September 30, 2001, our cash and cash equivalents consisted of $8,620,538, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        On March 14, 2000, we announced that we would not be extending the merger closing date of March 31, 2000 for our previously announced proposed merger with San Diego-based Molecular Biosystems, Inc. and will not be proceeding with the merger. Our decision not to proceed with the merger was based on management’s view that the merger was not in the best interests of our stockholders.

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

        As a consequence of the claims alleged in the complaint, Molecular Biosystems contends that it is entitled to an award of damages against us and Evergreen in amounts to be determined at trial, but in any event, at least equal to $1,765,305. This figure represents the amount of a “breakup fee” of $1,000,000 provided for in the agreement and $765,305 for the purported costs and expenses allegedly incurred by Molecular Biosystems in connection with the proposed merger. In addition, Molecular Biosystems seeks consequential damages in an unstated amount plus interest and Molecular Biosystems’ costs and expenses of the action.

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

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits filed with this report:

10.1 Form of stock purchase agreement for the fall 2001 private placement.

10.2 Form of registration rights agreement for the fall 2001 private placement.

10.3 Form of warrant issued to purchasers in the fall 2001 private placement.

10.4 Employment agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Carl Spana.*

10.5 Employment agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Stephen T. Wills.*

     *Management contract.

     (b) Reports on Form 8-K

None.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: November 14, 2001	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 14, 2001	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)