Form 10-Q
period 2001-12-31
PALATIN TECHNOLOGIES INC
filed 2002-02-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

or

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

As of February 14, 2002, 16,161,487 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of December 31, 2001 and June 30, 2001	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Six Months Ended December 31, 2001 and December 31, 2000 and the Period from January 28, 1986 (inception) through December 31, 2001	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Six Months Ended December 31, 2001 and December 31, 2000 and the Period from January 28, 1986 (inception) through December 31, 2001	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 12

PART II - OTHER INFORMATION

Signatures	Page 16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                   December 31, 2001   June 30, 2001
                                                                   -----------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $ 15,023,906     $ 11,456,424
  Prepaid expenses and other                                              535,493          204,731
                                                                      ------------     ------------
      Total current assets                                             15,559,399       11,661,155

Property and equipment, net                                             1,071,529        1,924,962
Restricted cash                                                           613,075          613,075
Other                                                                     189,479           45,017
                                                                      ------------     ------------
                                                                     $ 17,433,482     $ 14,244,209
                                                                      ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,990,079     $  1,129,660
  Accrued expenses                                                        285,630          397,119
  Accrued compensation                                                    227,086          607,286
  Deferred license revenue                                                111,110          166,666
                                                                      ------------     ------------
      Total current liabilities                                         2,614,805        2,300,731
                                                                      ------------     ------------

Deferred license revenue                                                        -           27,778
                                                                      ------------     ------------
Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 29,317 issued and outstanding
      as of December 31, 2001 and June 30, 2001, respectively;                293              293
    Series C Convertible; 700,000 shares issued and outstanding
      as of December 31, 2001 and June 30, 2001 respectively;               7,000            7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 16,106,389 and 11,199,658 shares as of
      December 31, 2001 and June 30, 2001, respectively;                  161,063          111,997
  Additional paid-in capital                                           76,142,485       65,981,568
  Deferred compensation                                                   (49,543)         (80,119)
  Unrealized loss on investments                                             (554)               -
  Deficit accumulated during development stage                        (61,442,067)     (54,105,039)
                                                                      ------------     ------------
      Total stockholders' equity                                       14,818,677       11,915,700
                                                                      ------------     ------------
                                                                     $ 17,433,482     $ 14,244,209
                                                                      ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                                       Inception
                                                                                                                     (January 28,
                                                                                                                         1986)
                                                 Three Months Ended December 31,   Six Months Ended December 31,        through
                                                      2001             2000            2001             2000       December 31, 2001
                                                 -------------    -------------   -------------    -------------    ----------------
REVENUES:
  Grants and contracts                           $          -     $    664,793    $          -     $  1,519,874     $     9,543,165
  License fees                                         41,667           41,667          83,334           83,334           1,984,297
  Other                                                     -                -               -                -             318,917
                                                 -------------    -------------   -------------    -------------    ----------------
    Total revenues                                     41,667          706,460          83,334        1,603,208          11,846,379
                                                 -------------    -------------   -------------    -------------    ----------------
OPERATING EXPENSES:
  Research and development                          3,040,151        2,249,522       4,931,397        4,705,118          47,787,685
  General and administrative                        1,015,263          843,473       1,915,161        1,550,049          24,292,276
  Loss on impairment of assets                              -                -         916,518                -             916,518
  Net intangibles write down                                -                -               -                -             259,334
                                                 -------------    -------------   -------------    -------------    ----------------
    Total operating expenses                        4,055,414        3,092,995       7,763,076        6,255,167          73,255,813
                                                 -------------    -------------   -------------    -------------    ----------------
OTHER INCOME (EXPENSES):
  Interest income                                      79,974          279,195         182,060          366,487           2,323,624
  Interest expense                                       (678)          (1,349)         (1,356)          (3,629)         (1,957,309)
  Merger costs                                              -                -               -                -            (525,000)
                                                 -------------    -------------   -------------    -------------    ----------------
    Total other income (expenses)                      79,296          277,846         180,704          362,858            (158,684)
                                                 -------------    -------------   -------------    -------------    ----------------
    Loss before income taxes and cumulative
        effect of accounting change                (3,934,451)      (2,108,689)     (7,499,038)      (4,289,101)        (61,568,118)
  Income tax benefit                                  162,010          325,152         162,010          325,152             487,162
                                                 -------------    -------------   -------------    -------------    ----------------
    Loss before cumulative effect of
        accounting change                          (3,772,441)      (1,783,537)     (7,337,028)      (3,963,949)        (61,080,956)
  Cumulative effect of accounting change                    -                -               -         (361,111)           (361,111)
                                                 -------------    -------------   -------------    -------------    ----------------
NET LOSS                                           (3,772,441)      (1,783,537)     (7,337,028)      (4,325,060)        (61,442,067)
PREFERRED STOCK DIVIDEND                             (285,725)               -        (285,725)               -          (3,407,250)
                                                 -------------    -------------   -------------    -------------    ----------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                   $ (4,058,166)    $ (1,783,537)   $ (7,622,753)    $ (4,325,060)    $   (64,849,312)
                                                 =============    =============   =============    =============    ================
Basic and diluted net loss per common share:
  Basic and diluted net loss before cumulative
   effect of accounting change                   $      (0.31)    $      (0.17)   $      (0.63)    $      (0.43)
 Cumulative effect of accounting change          $      (0.00)    $      (0.00)   $      (0.00)    $      (0.04)
                                                 -------------    -------------   -------------    -------------
  Basic and diluted net loss                     $      (0.31)    $      (0.17)   $      (0.63)    $      (0.47)
                                                 =============    =============   =============    =============
Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share             13,013,547       10,366,170      12,106,579        9,210,971
                                                 =============    =============   =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                       Inception
                                                                                  (January 28, 1986)
                                                    Six Months Ended December 31,       Through
                                                         2001            2000      December 31, 2001
                                                    -------------   -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(7,337,028)    $(4,325,060)    $(61,442,067)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                  -         361,111          361,111
      Depreciation and amortization                     155,316         141,326        1,529,172
      License fee                                             -               -          500,000
      Interest expense on note payable                        -               -           72,691
      Accrued interest on long-term financing                 -               -          796,038
      Accrued interest on short-term financing                -               -            7,936
      Intangibles and equipment write down                    -               -          278,318
      Common stock and notes payable issued for
        expenses                                              -               -          751,038
      Settlement with consultant                              -               -          (28,731)
      Loss on impairment of assets                      916,518               -          916,518
      Acceleration of options previously granted              -         335,315        1,505,315
      Stock based compensation                           30,576         109,375        3,641,492
      Deferred compensation                             (83,334)        (83,334)        (250,001)
      Changes in certain operating assets and
        liabilities:
          Accounts receivable                                 -        (434,917)               -
          Prepaid expenses and other                   (480,228)        330,498       (1,665,660)
          Accounts payable                              861,319        (128,001)       1,990,979
          Accrued expenses and other                   (491,688)         39,483           51,550
                                                     -----------     -----------     ------------
            Net cash used for operating activities   (6,428,549)     (3,654,204)     (50,984,301)
                                                     -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales/(Purchases) of investments, net                       -         368,616                -
  Purchases of property and equipment                  (212,845)        (33,741)      (3,386,071)
                                                     -----------     -----------     ------------
            Net cash provided/(used) for investing
              activities                               (212,845)        334,875       (3,386,071)
                                                     -----------     -----------     ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                  -               -          302,000
  Payments on notes payable, related party                    -               -         (302,000)
  Proceeds from senior bridge notes payable                   -               -        1,850,000
  Payments on senior bridge notes payable                     -               -       (1,850,000)
  Proceeds from notes payable and long-term debt              -               -        3,951,327
  Payments on notes payable and long-term debt                -               -       (1,951,327)
  Proceeds from Common stock, stock option
    and warrant issuances, net                       10,208,876      14,965,300       43,185,619
  Proceeds from Preferred stock, net                          -               -       24,210,326
  Purchase of treasury stock                                  -               -           (1,667)
                                                     -----------     -----------     ------------
            Net cash provided by financing
              activities                             10,208,876      14,965,300       69,394,278
                                                     -----------     -----------     ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS             3,567,482      11,645,971       15,023,906

CASH AND CASH EQUIVALENTS, beginning
  of period                                          11,456,424       3,219,593                -
                                                     -----------     -----------     ------------

CASH AND CASH EQUIVALENTS, end of period            $15,023,906     $14,865,564     $ 15,023,906                                                                                                                $
                                                    ===========     ===========     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)    Organization Activities:

         Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company is currently conducting clinical investigations with its lead drug, PT-141, for the treatment of erectile dysfunction, and is developing additional therapeutic compounds, discovered using its enabling peptide platform technology, MIDAS™. Additionally, Palatin is developing a product for infection imaging, LeuTech®, based on a proprietary radiolabeled monoclonal antibody.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred substantial net losses of $7,337,028 for the six months ended December 31, 2001 and has a deficit accumulated during development stage of $61,442,067 as of December 31, 2001. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for equivocal appendicitis and expands clinical trials for other indications of LeuTech and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

         In November 2001, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11 million (see Note 5).

         Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Management believes that it will be able to fund the Company’s operations through calendar year 2002, based on current expenditure levels.

(2)    Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three and six month periods ended December 31, 2001 and 2000 and for the period from inception (January 28, 1986) to December 31, 2001. The results of operations for the six month period ended December 31, 2001 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ended June 30, 2002.

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

(3)    Summary of Significant Accounting Policies:

         Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. As of December 31, 2001 and June 30, 2001, approximately $613,000 of cash was restricted to secure letters of credit for security deposits on leases.

         Investments – We account for investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." We classify such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of commercial paper. Unrealized gains and losses are classified as a separate component of stockholder's equity. As of December 31, 2001 the unrealized gain on investments was immaterial. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

         Property and Equipment – Property and equipment consist of office and laboratory equipment, office furniture and leasehold improvements. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for equipment, seven years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

         Impairment of Long-Lived Assets – The Company follows Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of our long-lived assets, the Company evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

         During 2001, the Company entered into an agreement to lease a new facility in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The lease will expire 10 years from commencement. The Company anticipates occupying the new space in the second quarter of calendar year 2002. In connection with this move, certain of the Company's existing leasehold improvements at its Edison, New Jersey have been impaired, which resulted in a non-cash charge of $916,518 in the statement of operations during the six months ended December 31, 2001.

         Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. In the fiscal year ended June 30, 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,000, or $0.04 per share during the three months ended September 30, 2000. For the three and six months ended December 31, 2001 and 2000, the Company recognized $41,667 and $83,334 of deferred license revenue respectively.

         Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

         Stock Options and Warrants – Warrants and the majority of common stock options issued to employees and non-employee directors have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these options. However, stock options were granted to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options. During the three and six months ended December 31, 2001, the Company recognized $15,288 and $30,576 of deferred compensation respectively.

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

For the three and six months ended December 31, 2001 and 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 8,734,000 shares of Common Stock at prices ranging from $0.01 to $360 per share were outstanding at December 31, 2001.

(4)    Commitments and Contingencies:

         Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases.

         During 2001, the Company entered into an agreement to lease a new facility in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The Company anticipates occupying the new space in the second quarter of calendar year 2002. The Company’s anticipated cash outlay related to the move is projected at approximately $1.6 million.

         License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2002 amounts to $300,000. $250,000 was expensed during the three and six months ended December 31, 2001 under these agreements.

(5)    Stockholders’ Equity:

         In November 2001, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11 million. Investors purchased 4,902,481 shares of common stock and 1,225,623 warrants at a market value of approximately $2.25 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $2.70 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company's outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a deemed dividend of $285,725 has been reflected in the Company's consolidated statement of operations.

(6)    Income Tax Benefit:

         In December 2001, the Company sold New Jersey Net Operating Losses pursuant to the New Jersey Economic Development Agency's Tax Transfer Program. As a result, we received $162,010, which is reflected as an income tax benefit in the statement of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

         We make forward-looking statements in this report. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe several of these factors in our annual report on Form 10-K for the year ended June 30, 2001. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

         We expect to incur additional losses in the future as we continue development of LeuTech for equivocal appendicitis and expand clinical trials for other indications of LeuTech and for PT-141, and continue research and development of PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Overview

         We are an emerging pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures) is our proprietary technology platform for drug design. Its systematic and rational design algorithms transform peptides into rigid peptidomimetics as well as small molecule drug leads. We believe that the use of the MIDAS technology increases the productivity of the drug discovery process, thereby eliminating the need for costly and time consuming steps such as the high-throughput screening of thousands of compounds, x-ray crystallography, NMR (nuclear magnetic resonance), CADD (computer assisted drug design), or other physical and in silico tools currently used for structure-based drug design. Several MIDAS derived compounds are now in preclinical development for the treatment of sexual dysfunction, obesity and inflammation.

•	PT-141 is a novel, patented, nasally administered peptide analog of the neuropeptide hormone (alpha)-MSH ((alpha) - melanocyte-stimulating hormone) for the treatment of sexual dysfunction. Our research suggests that PT-141 works through a mechanism involving the central nervous system. We began human clinical testing of PT-141 for erectile dysfunction in the first quarter of calendar 2001. We have completed various Phase 1 studies and anticipate initiating Phase 2 efficacy trials in early calendar year 2002.

•	LeuTech® is a radiolabeled monoclonal antibody that binds to white blood cells that collect at sites of infection, thus enabling the infection to be easily and rapidly imaged and detected with a gamma camera. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety

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

Results of Operations

Three and Six Month Periods Ended December 31, 2001 Compared to Three and Six Month Periods Ended December 31, 2000.

         Grants and Contracts – There was no contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., recorded for the three and six months ended December 31, 2001 compared to $664,793 and $1,459,874, respectively, for the three and six month periods ended December 31, 2000. The decrease in contract revenue was attributable to the cap on shared development costs of LeuTech pursuant to the agreement. We had no revenue from grants recorded for the three and six months ended December 31, 2001 compared to $60,000 for the six months ended December 31, 2000.

         License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. Accordingly, the cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge which reflected the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. For the three and six months ended December 31, 2001 and 2000, we recorded $41,667 and $83,334, respectively, of license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

         Research and development – Research and development expenses increased to $3,040,151 and $4,931,397, respectively, for the three and six month periods ended December 31, 2001 compared to $2,249,522 and $4,705,118, respectively, for the three and six month periods ended December 31, 2000. The increase in research and development expenses is related to the expanding clinical trials and development efforts of PT-141 and our MIDAS technology, and the further development costs associated with LeuTech.

         General and administrative – General and administrative expenses increased to $1,015,263 and $1,915,161, respectively, for the three and six month periods ended December 31, 2000 compared to $843,473 and $1,550,049, respectively, for the three and six month periods ended December 31, 2000. The increase in general and administrative expenses is mainly attributable to an increase in professional fees mainly related to legal fees and our new website.

         Interest income – Interest income decreased to $79,974 and $279,195, respectively, for the three and six month periods ended December 31, 2001 compared to $279,185 and $366,487, respectively, for the three and six month periods ended December 31, 2000. The decrease in interest income is mainly attributable to the time the funds were received, pursuant to our recent financing, in our account and available for investment purposes as opposed to timing of the September and October 2000 financing.

         Net loss – Net loss increased to $3,772,441 and $7,337,028, respectively, for the three and six month periods ended December 31, 2001 compared to $1,783,537 and $4,325,060, respectively, for the three and six month periods ended December 31, 2000. The increase was primarily attributable to the loss on impairment of assets of $916,518 pursuant to our anticipated move to Cranbury, New Jersey. (See Note 3) as well as the increase in expenses explained above.

Liquidity and Capital Resources

         Since inception, we have incurred net operating losses. As of December 31, 2001, we had a deficit accumulated during development stage of $61,442,067. We have financed our net operating losses through December 31, 2001 by a series of debt and equity financings. At December 31, 2001, we had cash and cash equivalents of $15,023,906.

         For the six months ended December 31, 2000, the net increase in cash was $3,567,482. Net cash used for operating activities was $6,428,549, net cash used by investing activities was $212,845 and net cash provided by financing activities was $10,208,876.

         In November 2001, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of $11 million. Investors purchased 4,902,481 shares of common stock and 1,225,623 warrants at a market value of approximately $2.25 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $2.70 per share. The net proceeds of $10.2 million will be used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

         We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2002 - $300,000, 2003 - $300,000, 2004 - $200,000, 2005 - $200,000 and 2006 - $200,000.

         During 2001, we entered into an agreement to lease a new facility totaling 28,000 square feet in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. We anticipate occupying the new space in the second quarter of calendar year 2002. Our anticipated cash outlay related to the move is projected at $1.6 million.

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. We expect our existing capital resources will be adequate to fund our projected operations through calendar year 2002, based on current expenditure levels.

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

         As of December 31, 2001, our cash and cash equivalents consisted of $15,023,906, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

Item 2. Changes in Securities and Use of Proceeds.

         In a private placement of common stock and warrants, which concluded in November 2001, we sold 4,902,481 shares of our $.01 par value common stock and 1,225,623 warrants at a market value of approximately $2.25 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $2.70 per share. The gross proceeds totaled $11 million and the net proceeds totaled $10.2 million. We made the private placement solely to foreign and domestic accredited investors pursuant to Regulations D and S under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends.

         In connection with the private placement, we paid finder fees to third parties in the aggregate of $771,879 and issued five-year warrants in the aggregate to purchase 356,060 shares of common stock at approximately $2.70 per share.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders which convened on November 27, 2001, the stockholders:

•	elected seven directors

•	ratified the appointment of Arthur Andersen LLP as our independent public accountants for the fiscal year ending June 30, 2002

Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Election of directors:	For	Witheld Authority	Broker Non-votes

Carl Spana, Ph.D.	7,574,319	33,666	0

John K.A. Prendergast, Ph.D.	7,574,319	33,666	0

Robert K. deVeer, Jr.	7,574,319	33,666	0

Kevin S. Flannery	7,574,319	33,666	0

Zola P. Horovitz, Ph.D.	7,574,319	33,666	0

Robert I. Taber, Ph.D.	7,574,319	33,666	0

Perry B. Molinoff, M.D.	7,574,319	33,666	0

Item:	For	Against	Abstentions	Broker Non-votes

Ratification of accountants	7,560,222	37,920	9,843	0

Abstentions and broker non-votes were counted neither for nor against the election of officers or the ratification of accountants.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits filed with this report:

None.

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