Form 10-Q
period 2002-03-31
PALATIN TECHNOLOGIES INC
filed 2002-05-15
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

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

As of May 15, 2002, 16,327,932 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of March 31, 2002 and June 30, 2001	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Nine Months Ended March 31, 2002 and March 31, 2001 and the Period from January 28, 1986 (inception) through March 31, 2002	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2002 and March 31, 2001 and the Period from January 28, 1986 (inception) through March 31, 2002	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 13

PART II - OTHER INFORMATION

Signatures	Page 16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                       March 31, 2002     June 30, 2001
                                                                       --------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $ 10,651,972      $ 11,456,424
  Prepaid expenses and other                                                 215,591           204,731
                                                                        -------------     -------------
      Total current assets                                                10,867,563        11,661,155

Property and equipment, net                                                2,024,548         1,924,962
Restricted cash                                                              613,075           613,075
Other                                                                        187,098            45,017
                                                                        -------------     -------------
                                                                        $ 13,692,284      $ 14,244,209
                                                                        =============     =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $  1,542,263      $  1,129,660
  Accrued expenses                                                           850,974           397,119
  Accrued compensation                                                       177,086           607,286
  Deferred license revenue                                                    69,443           166,666
                                                                        -------------     -------------
      Total current liabilities                                            2,639,766         2,300,731
                                                                        -------------     -------------

Deferred license revenue                                                           -            27,778
                                                                        -------------     -------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 26,567 and 29,317shares issued and outstanding
      as of March 31, 2002 and June 30, 2001, respectively;                      266               293
    Series C Convertible; 700,000 shares issued and outstanding
      as of March 31, 2002 and June 30, 2001 respectively;                     7,000             7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
      16,173,788 and 11,199,658 issued and outstanding shares as of
      March 31, 2002 and June 30, 2001, respectively;                        161,738           111,997
  Additional paid-in capital                                              76,138,681        65,981,568
  Deferred compensation                                                      (39,688)          (80,119)
  Unrealized loss on investments                                              (1,198)                -
  Deficit accumulated during development stage                           (65,214,281)      (54,105,039)
                                                                        -------------     -------------
      Total stockholders' equity                                          11,052,518        11,915,700
                                                                        -------------     -------------
                                                                        $ 13,692,284      $ 14,244,209
                                                                        =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                                   Inception
                                                                                                                  (January 28,
                                                                                                                      1986)
                                                 Three Months Ended March 31,     Nine Months Ended March 31,       through
                                                      2002            2001             2002            2001      March 31, 2002
                                                 ------------    ------------    -------------    ------------   --------------
REVENUES:
  Grants and contracts                           $    57,772     $   101,551     $     57,772     $ 1,621,425     $  9,600,937
  License fees                                        41,667          41,667          125,001         125,001        2,025,964
  Other                                                    -               -                -               -          318,917
                                                 ------------    ------------    -------------    ------------    -------------
    Total revenues                                    99,439         143,218          182,773       1,746,426       11,945,818
                                                 ------------    ------------    -------------    ------------    -------------
OPERATING EXPENSES:
  Research and development                         3,537,765       2,423,701        8,889,591       7,128,819       51,745,878
  General and administrative                       1,123,885         589,535        3,039,047       2,139,584       25,416,162
  Net intangibles write down                               -               -                -               -          259,334
                                                 ------------    ------------    -------------    ------------    -------------
    Total operating expenses                       4,661,650       3,013,236       11,928,638       9,268,403       77,421,374
                                                 ------------    ------------    -------------    ------------    -------------
OTHER INCOME (EXPENSES):
  Interest income                                     64,527         264,710          246,587         631,197        2,388,152
  Interest expense                                    (1,018)           (558)          (2,374)         (4,187)      (1,958,328)
  Merger costs                                            -               -                -               -          (525,000)
                                                 ------------    ------------    -------------    ------------    -------------
    Total other income (expenses)                     63,509         264,152          244,213         627,010          (95,176)
                                                 ------------    ------------    -------------    ------------    -------------
    Loss before income taxes and cumulative
      effect of accounting change                 (4,498,702)     (2,605,866)     (11,501,652)     (6,894,967)     (65,570,732)
  Income tax benefit                                 230,400               -          392,410         325,152          717,562
                                                 ------------    ------------    -------------    ------------    -------------
    Loss before cumulative effect of
      accounting change                           (4,268,302)     (2,605,866)     (11,109,242)     (6,569,815)     (64,853,170)
  Cumulative effect of accounting change                   -               -                -        (361,111)        (361,111)
                                                 ------------    ------------    -------------    ------------    -------------
NET LOSS                                          (4,268,302)     (2,605,866)     (11,109,242)     (6,930,926)     (65,214,281)
PREFERRED STOCK DIVIDEND                                   -               -         (285,725)              -       (3,407,250)
                                                 ------------    ------------    -------------    ------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                   $(4,268,302)    $(2,605,866)    $(11,394,967)    $(6,930,926)    $(68,621,531)
                                                 ============    ============    =============    ============    =============
Basic and diluted net loss per common share:
  Basic and diluted net loss before cumulative
   effect of accounting change                   $     (0.26)    $     (0.24)    $      (0.85)    $     (0.67)
Cumulative effect of accounting change           $     (0.00)    $     (0.00)    $      (0.00)    $     (0.04)
                                                 ------------    ------------    -------------    ------------
  Basic and diluted net loss                     $     (0.26)    $     (0.24)    $      (0.85)    $     (0.71)
                                                 ============    ============    =============    ============
Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share            16,140,790      11,000,017       13,431,685       9,794,356
                                                 ============    ============    =============    ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                          Inception
                                                                                      (January 28,1986)
                                                         Nine Months Ended March 31,        Through
                                                              2002            2001      March 31, 2002
                                                        -------------    ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(11,109,242)    $(6,930,926)    $(65,214,281)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Cumulative effect of accounting change                        -         361,111          361,111
     Depreciation and amortization                           865,754         230,891        2,239,610
     License fee                                                   -               -          500,000
     Interest expense on note payable                              -               -           72,691
     Accrued interest on long-term financing                       -               -          796,038
     Accrued interest on short-term financing                      -               -            7,936
     Intangibles and equipment write down                          -               -          278,318
     Common stock and notes payable issued for expenses            -               -          751,038
     Settlement with consultant                                    -               -          (28,731)
     Acceleration of options previously granted                    -         335,315        1,505,315
     Stock based compensation                                 40,431         109,375        3,651,347
     Deferred revenue                                       (125,001)       (125,001)        (291,668)
     Changes in certain operating assets and liabilities:
       Accounts receivable                                         -         761,088                -
       Prepaid expenses and other                           (160,448)        497,948       (1,345,880)
       Accounts payable                                      412,603        (280,815)       1,542,263
       Accrued expenses and other                             23,657          49,680          566,894
                                                        -------------    ------------   --------------

         Net cash used for operating activities          (10,052,246)     (4,991,334)     (54,607,999)
                                                        -------------    ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales/(Purchases) of investments, net                            -       2,155,617                 -
  Purchases of property and equipment                       (956,814)       (578,095)       (4,130,039)
                                                        -------------    ------------   --------------
         Net cash provided/(used) for investing
           activities                                       (956,814)      1,577,522       (4,130,039)
                                                        -------------    ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                       -               -          302,000
  Payments on notes payable, related party                         -               -         (302,000)
  Proceeds from senior bridge notes payable                        -               -        1,850,000
  Payments on senior bridge notes payable                          -               -       (1,850,000)
  Proceeds from notes payable and long-term debt                   -               -        3,951,327
  Payments on notes payable and long-term debt                     -               -       (1,951,327)
  Proceeds from Common stock, stock option
     and warrant issuances, net                           10,204,608      15,005,138       43,181,351
  Proceeds from Preferred stock, net                               -               -       24,210,326
  Purchase of treasury stock                                       -               -           (1,667)
                                                        -------------    ------------   --------------

         Net cash provided by financing activities        10,204,608      15,005,138       69,390,010
                                                        -------------    ------------   --------------

NET INCREASE/(DECREASE)  IN CASH AND CASH
   EQUIVALENTS                                              (804,452)     11,591,326       10,651,972
CASH AND CASH EQUIVALENTS, beginning of period            11,456,424       3,219,593                -
                                                        -------------    ------------   --------------

CASH AND CASH EQUIVALENTS, end of period                $ 10,651,972     $14,810,919     $ 10,651,972
                                                        =============    ============    =============

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

         Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred substantial net losses of $11,109,242 for the nine months ended March 31, 2002 and has a deficit accumulated during development stage of $65,214,281 as of March 31, 2002. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for equivocal appendicitis and expands clinical trials for other indications of LeuTech and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

         Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources.

(2)    Basis of Presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three and nine month periods ended March 31, 2002 and 2001 and for the period from inception (January 28, 1986) to March 31, 2002. The results of operations for the nine month period ended March 31, 2002 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2002.

         The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2001 and 2000.

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

         Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. As of March 31, 2002 and June 30, 2001, approximately $613,000 of cash was restricted to secure letters of credit for security deposits on leases.

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

         During 2001, the Company entered into an agreement to lease a new facility in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. The lease will expire 10 years from commencement. The Company anticipates occupying the new space in the second quarter of calendar year 2002. In connection with this move, the Company has re-evaluated the useful life of certain existing leasehold improvements at its Edison, New Jersey facility such that they will be depreciated through June 30, 2002, when the Company anticipates vacating this facility. This change in estimate resulted in increased depreciation expense of approximately $635,000 in the statement of operations during the nine months ended March 31, 2002 as compared to the same period in 2001.

         In our September 30 and December 31, 2001 Form 10-Qs, we previously recorded a charge of $916,518 related to the impairment of the leasehold improvements at our Edison, New Jersey facility. Given that we are still utilizing that facility through June 2002, an impairment charge should not have been taken as previously reported, but rather a change in the remaining estimated useful life of the leasehold improvements, as discussed above, should have been made. Our results of operations as presented in the accompanying statements of operations for the three and nine months ended March 31, 2002 reflect the appropriate accounting for the change in estimate. Had we accounted for the change in estimate accurately, our previously reported net loss for the three months ended September 30, 2001 and six months ended December 31, 2001 would have been lower by $744,133 and $496,089, respectively.

         Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. In the fiscal year ended June 30, 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,000, or $0.04 per share during the three months ended September 30, 2000. For the three and nine months ended March 31, 2002 and 2001, the Company recognized $41,667 and $125,001 of deferred license revenue, respectively.

         Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

         Stock Options and Warrants – Warrants and the majority of common stock options issued to employees and non-employee directors have been issued at exercise prices greater than, or equal to, their fair market value at the date granted. Accordingly, no value has been assigned to these options. However, stock options were granted to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation" (“SFAS 123”), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options. During the three and nine months ended March 31, 2002, the Company recognized $9,855 and $40,431 of stock-based compensation expense, respectively.

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

         Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three and nine months ended March 31, 2002 and 2001, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 8,909,715 shares of Common Stock at prices ranging from $0.01 to $360 per share were outstanding at March 31, 2002.

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

         License Agreements – The Company has three license agreements that require minimum annual payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2002 amounts to $300,000. During the three months ended March 31, 2002, $50,000 was expensed and an aggregate of $300,000 was expensed during the nine months ended March 31, 2002 under these agreements.

(5)    Stockholders’ Equity:

         In November 2001, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11 million. Investors purchased 4,902,481 shares of common stock and 1,225,623 warrants at a market value of approximately $2.25 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $2.70 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company’s outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a non-cash, deemed dividend of $285,725 has been reflected in the Company’s consolidated statement of operations during the three months ended December 31, 2001.

(6)    Income Tax Benefit:

         In December 2001 and February 2002, the Company sold New Jersey Net Operating Losses pursuant to the New Jersey Economic Development Agency's Tax Transfer Program. As a result, the Company received an aggregate $392,410, which is reflected as an income tax benefit in the statement of operations.

(7)    Subsequent Event:

         On May 13, 2002, the Company entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt agreed to pay Palatin a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of Palatin preferred stock. LeuTech development expenses prior to approval were equally shared. Milestone payments of an additional $10 million were to be paid on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. Palatin would manufacture LeuTech and receive a transfer price on each product unit and a royalty on LeuTech net sales.

         Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million to cover half of Palatin’s estimated expenses associated with completing the FDA review process. This additional funding is conditioned upon attainment of certain milestones, and Palatin will receive $800,000 of such amount within ten days of the execution of the amendment. Additionally, the $10 million milestone payment schedule to Palatin has been revised to coincide with LeuTech®’s anticipated marketing approval and achievement of future sales goals.

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

Overview

         We are an emerging pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures) is a rational, synthetic platform for drug design and discovery. The system provides a rapid and efficient process to transform peptides into either peptidomimetic therapeutic leads or small molecule therapeutic leads. We believe MIDAS’ process and streamlined algorithms improve the productivity of the drug discovery process by eliminating the need for costly and time consuming high-throughput screening, x-ray crystallography, NMR (nuclear magnetic resonance), CADD (computer assisted drug design), or other laboratory and in silico tools currently used for structure-based drug design. Several MIDAS derived compounds are now in preclinical development as potential treatments for sexual dysfunction, obesity and inflammation.

•	PT-141 is a new, nasally administered peptide for the potential treatment of sexual dysfunction. PT-141 is a synthetic analog of the naturally occurring hormone (alpha)-MSH (melanocyte-stimulating hormone). The MSH class of hormones are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. We believe that PT-141 may offer many potential advantages over current therapies for Erectile Dysfunction (“ED”). The nasal mode of administration is non-invasive and fast-acting. Its Central Nervous System (“CNS”) mechanism of action also offers several potential benefits for patients and medical practitioners over currently available phosphodiesterase (“PDE”) inhibitors that work through the vascular system to moderate blood flow. We have completed various Phase 1 studies and initiated a Phase 2A efficacy study in male patients and a proof-of-principle study in female patients in the first quarter of calendar year 2002. A placebo-controlled Phase 2B “at home” efficacy study in male patients is planned for the second half of calendar year 2002.

•	LeuTech® is a radiolabeled monoclonal antibody that binds to white blood cells that collect at sites of infection, thus enabling the infection to be easily and rapidly imaged and detected with a gamma camera, a common piece of hospital equipment that records radioactivity. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and anticipate filing an amendment to the BLA in the second half of calendar year 2002.

Results of Operations

Three and Nine Month Periods Ended March 31, 2002 Compared to Three and Nine Month Periods Ended March 31, 2001.

         Grants and Contracts – There was no contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., recorded for the three and nine months ended March 31, 2002 compared to $22,276 and $1,410,356, respectively, for the three and nine month periods ended March 31, 2001. The decrease in contract revenue was attributable to the cap on shared development costs of LeuTech pursuant to the agreement. Grant revenue under both the Small Business Innovation Research and the Small Business Technology Transfer programs of the Department of Health and Human Services, decreased to $57,772 for both the three and nine months ended March 31, 2002 compared to $79,275 and $211,069, respectively, for the three and nine months ended March 31, 2001.

         License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. Accordingly, the cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge which reflected the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. For the three and nine months ended March 31, 2002 and 2001, we recorded $41,667 and $125,001, respectively, of license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

         Research and development – Research and development expenses increased to $3,537,765 and $8,889,591, respectively, for the three and nine month periods ended March 31, 2002 compared to $2,423,701 and $7,128,819, respectively, for the three and nine month periods ended March 31, 2001. The increase in research and development expenses is related to the expanding clinical trials and development efforts of PT-141 and our MIDAS technology, and the further development costs associated with LeuTech and the increase in depreciation expense due to a change in the estimated useful lives of certain leasehold improvements. (See Note 3).

         General and administrative – General and administrative expenses increased to $1,123,885 and $3,039,047, respectively, for the three and nine month periods ended March 31, 2002 compared to $589,535 and $2,139,584, respectively, for the three and nine month periods ended March 31, 2001. The increase in general and administrative expenses is primarily attributable to an increase in professional fees mainly related to legal fees and the increase in salaries and related personnel expenses. We anticipate that this trend in legal expenses to level off later this calendar year.

         Interest income – Interest income decreased to $64,527 and $246,587, respectively, for the three and nine month periods ended March 31, 2002 compared to $264,710 and $631,197, respectively, for the three and nine month periods ended March 31, 2001. The decrease in interest income is mainly attributable to the amount of funds available for investment purposes during the periods and lower rates of return during 2002.

         Net loss – Net loss increased to $4,268,302 and $11,109,242, respectively, for the three and nine month periods ended March 31, 2002 compared to $2,605,866 and $6,930,926, respectively, for the three and nine month periods ended March 31, 2001. The increase was primarily attributable to the increase in expenses and decrease in revenues explained above and the increase in depreciation expenses related to our leasehold improvements of approximately $650,000, pursuant to our planned move to Cranbury, New Jersey. (See Note 3).

Liquidity and Capital Resources

         Since inception, we have incurred net operating losses. As of March 31, 2002, we had a deficit accumulated during development stage of $65,214,281. We have financed our net operating losses through March 31, 2002 by a series of debt and equity financings. At March 31, 2002, we had cash and cash equivalents of $10,651,972.

         For the nine months ended March 31, 2002, the net decrease in cash was $804,452. Net cash used for operating activities was $10,052,246, net cash used by investing activities was $956,814 and net cash provided by financing activities was $10,204,608.

         In November 2001, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of $11 million. Investors purchased 4,902,481 shares of common stock and 1,225,623 warrants at a market value of approximately $2.25 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $2.70 per share. The net proceeds of $10.2 million are being used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

         On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc. to amend the Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million to cover half of Palatin's estimated expenses associated with completing the FDA review process. This additional funding is conditioned upon attainment of certain milestones, and Palatin will receive $800,000 of such amount within ten days of the execution of the amendment. Additionally, the $10 million milestone payment schedule to Palatin has been revised to coincide with LeuTech's anticipated marketing approval and achievement of future sales goals.

         We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2002 - $300,000, 2003 - $300,000, 2004 - $200,000, 2005 - $200,000 and 2006 - $200,000.

         During 2001, we entered into an agreement to lease a new facility totaling 28,000 square feet in Cranbury, New Jersey that will combine both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. We anticipate occupying the new space in the second quarter of calendar year 2002. Our anticipated initial cash outlay related to the move is projected at $1.6 million.

         We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. We expect our existing capital resources, along with the additional funds anticipated from Mallinckrodt, will be adequate to fund our projected operations through calendar year 2002, based on current expenditure levels.

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

         As of March 31, 2002, our cash and cash equivalents consisted of $10,651,972, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         Subsequent Event:

         On May 13, 2002, the Company entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt agreed to pay Palatin a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of Palatin preferred stock. LeuTech development expenses prior to approval are equally shared. Milestone payments of an additional $10 million were to be paid on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. Palatin would manufacture LeuTech and receive a transfer price on each product unit and a royalty on LeuTech net sales.

         Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million to cover half of Palatin’s estimated expenses associated with completing the FDA review process. This additional funding is conditioned upon attainment of certain milestones, and Palatin will receive $800,000 of such amount within ten days of the execution of the amendment. Additionally, the $10 million milestone payment schedule to Palatin has been revised to coincide with LeuTech®’s anticipated marketing approval and achievement of future sales goals.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits filed with this report:

10.1 Amendment To Strategic Collaboration Agreement. We have requested confidential treatment of certain provisions contained in Exhibit 10.1. The copy filed as an exhibit omits the information subject to the confidentiality request.

      (b) Reports on Form 8-K

None.

Signatures

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 15, 2002	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 15, 2002	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)