Form 10-K
period 2002-06-30
PALATIN TECHNOLOGIES INC
filed 2002-09-30
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-22686

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4C Cedarbrook Drive
Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (609) 495-2000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Stock, par value $.01 per share
(Title of class)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the price at which the common equity was sold, as of September 27, 2001, was $29,595,999.

As of September 26, 2002, 18,968,090 shares of the registrant's common stock, par value $.01 per share, were outstanding.

Documents incorporated by reference: the registrant's definitive proxy statement relating to the annual meeting of stockholders currently scheduled for December 2002, incorporated by reference in Part III of this Form 10-K.

PART I

Item 1.	Business	Page 4

Item 2.	Properties	Page 12

Item 3.	Legal Proceedings	Page 12

Item 4.	Submission of Matters to a Vote of Security Holders	Page 12

PART II

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	Page 58*

Item 11.	Executive Compensation	Page 58*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Page 58*

Item 13.	Certain Relationships and Related Transactions	Page 58*

*Incorporated by reference from our definitive proxy statement relating to the 2002 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days after our June 30, 2002 fiscal year end.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 58

	Signatures	Page 62

	Certifications of principal executive and financial officers	Page 63

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

Overview

        We are a development-stage bio-pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	PT-141 is a new, nasally administered peptide for the treatment of sexual dysfunction. PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The MSH class of hormones are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. We believe that PT-141 may offer many potential advantages over current therapies for erectile dysfunction. The nasal mode of administration is non-invasive and fast-acting. Our research suggests that PT-141 works through a mechanism involving the central nervous system, which offers several potential benefits for patients and medical practitioners over currently available phosphodiesterase inhibitors that work through the vascular system to moderate blood flow. We have completed various Phase 1 studies and a Phase 2A efficacy study in male patients and a Phase 1 study in female subjects. We are currently conducting a Phase 2A efficacy study in male patients with more severe erectile dysfunction and expect to complete this study later this calendar year. We are planning to start a placebo-controlled Phase 2B "at home" efficacy study in male patients later this calendar year and a Phase 2A efficacy study in females in the beginning of next calendar year.

•	LeuTech® is a radiolabeled monoclonal antibody that binds to white blood cells that collect at sites of infection, thus enabling the infection to be easily and rapidly imaged and detected with a gamma camera, a common piece of hospital equipment that records radioactivity. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of equivocal appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and anticipate filing an amendment to the BLA later this calendar year or in the first quarter of calendar year 2003. We are testing LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess and inflammatory bowel disease, which are now in Phase 2 studies.

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures) is a rational, synthetic platform for drug design and discovery. The platform provides a rapid and efficient process to transform peptides into either peptidomimetic therapeutic leads or small molecule therapeutic leads. We believe MIDAS’ process and streamlined algorithms improve the productivity of the drug discovery process by eliminating the need for costly and time consuming high-throughput screening, x-ray crystallography, NMR (nuclear magnetic resonance), CADD (computer assisted drug design), or other laboratory and in silico tools currently used for structure-based drug design. We are engaged in research and development using this technology to diagnose infections and treat sexual dysfunction, obesity and inflammation, and believe that this technology may have applications in a variety of other areas as well, including immune disorders, cancers and cardiology.

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

Phase 3: In Phase 3 studies, the study drug or treatment is given to large groups of patients to confirm its effectiveness, monitor side effects, compare it to commonly used treatments, and collect information that will support product approval.

Investigational new drug application, or IND: application to the FDA that details preclinical safety information, plans for initial clinical evaluation and preliminary drug manufacturing information.

Biologics license application, or BLA: application for FDA approval for sale of a product classified as a biologic.

New Drug Application, or NDA: application for FDA approval for sale of a product classified as a drug.

MIDAC: Medical Imaging Drug Advisory Committee.

        PT-141.  PT-141 is our lead therapeutic drug candidate and it is now in development for the treatment of male erectile dysfunction (MED) and female sexual dysfunction (FSD). PT-141 works through a novel mechanism of action.

Our research suggests this mechanism may involve the central nervous system which is different from currently marketed MED therapies. We believe PT-141 has the potential to treat both male and female sexual dysfunction and that it may offer significant benefits in terms of safety and efficacy over currently marketed products. We have completed various Phase 1 human safety evaluation studies, a Phase 2A efficacy study in male patients and a Phase 1 study in female subjects. We are currently conducting a Phase 2A efficacy study in male patients with more severe erectile dysfunction and expect to complete this study later this calendar year. Our completed clinical trials in males indicate that PT-141 can induce erections and therefore may be a promising treatment for MED. We are planning to start a placebo-controlled Phase 2B "at home" efficacy study in male patients later this calendar year and a Phase 2A efficacy study in females in the beginning of next calendar year.

        Studies indicate that as many as 30 million men and 35 million women in the United States may be afflicted with some form of MED or FSD. Because of the large number of men and women believed to be afflicted with some form of sexual dysfunction, we believe the total market for treatment will be several billion dollars per year. There is tremendous competition to develop and market drugs for the treatment of MED and FSD.

        LeuTech.  LeuTech is a radiolabeled monoclonal antibody that is intended to image and diagnose sites of infection. When injected into the blood stream, LeuTech binds to white blood cells present at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and detect an infection using a gamma camera, a common piece of hospital equipment that records radioactivity. In July 2000, the FDA MIDAC panel unanimously recommended the approval of LeuTech for use in diagnosing appendicitis in patients with equivocal signs and symptoms. Currently, we are responding to the FDA's request for additional manufacturing and process validation information in accordance with their complete review letter dated September 23, 2000. We anticipate filing amendments to the BLA later this calendar year or in the first quarter of calendar 2003. We are conducting additional Phase 2 clinical trials with LeuTech to diagnose other infections such as bone infections (osteomyelitis), fever of unknown origin, post-surgical abscess and inflammatory bowel disease.

        MIDAS.  MIDAS is a proprietary platform technology that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which we believe offer significant advantages to conventional protein or peptide-based drugs. MIDAS uses metal ions to fix the three-dimensional shape of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, stable chemically and proteolytically, and have the potential to be orally bioavailable. Moreover, unlike most other drug discovery approaches, we believe that MIDAS is unique in that it can be used to generate either receptor antagonists (drugs that block a particular metabolic response) or agonists (drugs that promote a particular metabolic response). In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design traditional small molecule drugs.

        We have initiated a MIDAS program to discover and develop compounds that interact with the melanocortin (MC) family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for obesity and inflammation. Additionally, we have identified molecules that interact with receptors on cancer cells; one of these molecules is now in preclinical development as a potential treatment for cancer. We expect to file INDs for at least one of these preclinical compounds and initiate clinical testing within the next two years.

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

        Strategic Collaboration Agreement with Mallinckrodt. On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared LeuTech development expenses prior to approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. We agreed to arrange for the manufacture of LeuTech and we would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestons, to cover half of our estimated expenses associated with completing the FDA review process. Additionally, timing of the $10 million in milestone payments has been revised to coincide with LeuTech's anticipated FDA approval and achievement of future sales goals.

        Research and Development. Our research and development efforts primarily focus on two areas: diagnostic imaging and therapeutics. By combining these areas, we believe our technologies will facilitate the development of a portfolio of potential products.

        A summary of our research and development programs appears below. "Research" includes the identification of novel molecular targets, development of assay systems, discovery and evaluation of prototype compounds in vitro and in vivo with animal testing. "Development" includes product formulation, toxicology and additional animal testing of a compound followed by clinical testing and manufacturing methods development.

                                                                                   U.S. Commercial
Program             Indication                      Status                             Rights
-------             ----------                      ------                         -----------------
LeuTech             Equivocal appendicitis          Pending FDA Approval           Mallinckrodt/Tyco

LeuTech             Osteomyelitis - prosthetic      Phase 2                        Mallinckrodt/Tyco
                    joint infection

LeuTech             Osteomyelitis - diabetic        Phase 2                        Mallinckrodt/Tyco
                    foot ulcers

LeuTech             Fever of unknown origin         Phase 2                        Mallinckrodt/Tyco

LeuTech             Post-surgical abscess           Phase 2                        Mallinckrodt/Tyco

LeuTech             Inflammatory bowel disease      Phase 2                        Mallinckrodt/Tyco

PT-141              Erectile dysfunction            Phase 1 and initial Phase 2A
                                                    complete. Additional Phase
                                                    2A ongoing, to be completed
                                                    later this calendar year.
                                                    Phase 2B to begin the last
                                                    quarter of this calendar year.

PT-141              Female sexual arousal           Phase 1 clinicalstudy
                    disorder                        complete, Phase 2A to begin
                                                    the first quarter of
                                                    calendar year 2003.

PT-15 (MIDAS        Obesity                         Preclinical
compound)

PL-2299 (MIDAS      Sexual dysfunction              Preclinical
compound)

Anti-inflammatory   Inflammation/Ischemia           Preclinical
agent (MIDAS
compound)

        Over the last three fiscal years, we have spent approximately the following amounts on company-sponsored research and development activities:

•	year ended June 30, 2002: $12,117,000

•	year ended June 30, 2001: $10,109,000

•	year ended June 30, 2000: $ 9,110,000

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

        We own or have rights to United States and foreign patents and pending applications directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; small molecules; and methods for making and using the foregoing in diagnostic and therapeutic applications.

        We have exclusive rights to patents and applications relating to PT-141 for sexual dysfunction, and own pending United States and foreign applications covering PT-141. The claims of any patents that issue covering PT-141 may not provide meaningful protection. In addition, even if such patents issue they may not be valid.

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

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued yet. Although we are not aware of any valid U.S. patents which are infringed by PT-141 or LeuTech or by our methods of making PT-141 and LeuTech, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

        Government rights. Some of our patents are directed to inventions developed internally or within academic institutions from which we previously acquired rights to such patents with funds from United States government agencies. As a result of these arrangements, the United States government may have rights in certain inventions developed during the course of the performance of federally funded projects, as required by law or agreements with the funding agency. In addition, we may be required to manufacture in the United States products to be sold in the United States.

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

        We are dependent on DSM N.V. of the Netherlands for the manufacture of the antibody used in LeuTech, and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of LeuTech kits. The failure of either of these manufacturers to comply with FDA current good manufacturing practices or to supply these key components of LeuTech on a timely basis or at all, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at all. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

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

        We intend to package and ship our radiopharmaceutical products in the form of non- radioactive kits. Prior to patient administration, the product would be radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not intend to sell or distribute any radioactive substance.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of our proposed products. We have liability insurance providing up to $5,000,000 coverage in the aggregate as to certain clinical trial risks, and we will seek to obtain additional product liability insurance before the commercialization of our products.

Employees

        We currently employ 46 persons full time, of whom 34 are engaged in research and development activities and 12 are engaged in administration and management. Nineteen of our employees hold Ph.D. degrees and one is an M.D. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

        None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality agreements. We consider relations with our employees to be good.

        From time to time, we hire scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including most aspects of manufacturing and some aspects of regulatory approval and clinical management. Our independent advisors and consultants sign agreements that provide for confidentiality of our proprietary information.

Item 2. Properties.

        Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, New Jersey, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. Our previous corporate offices were located at 103 Carnegie Center, Suite 200, Princeton, NJ 08540, where we continue to lease approximately 7,300 square feet under a lease which expires December 15, 2004. The leased properties are in good condition.

Item 3. Legal Proceedings.

        Following the termination of our proposed merger with San Diego-based Molecular Biosystems, Inc. in March 2000, Molecular Biosystems commenced a legal action against us, seeking damages arising from the alleged improper termination of the merger agreement. We denied the material allegations. In August 2002, in order to avoid the ongoing costs of the litigation and consumption of our time, we settled this litigation with Molecular Biosystems for $400,000, which we have accrued as of June 30, 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on The American Stock Exchange (AMEX) under the symbol PTN, since December 21, 1999. It had previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on AMEX since July 1, 2000.

         YEAR ENDED JUNE 30, 2002            HIGH           LOW
         ------------------------            ----           ---
         Fourth Quarter                     $3.38          $1.62
         Third Quarter                      $4.45          $3.05
         Second Quarter                     $5.92          $2.00
         First Quarter                      $5.22          $2.91

         YEAR ENDED JUNE 30, 2001            HIGH           LOW
         ------------------------            ----           ---
         Fourth Quarter                     $6.56          $2.25
         Third Quarter                      $4.63          $2.00
         Second Quarter                     $6.13          $2.56
         First Quarter                      $8.19          $4.94

        Holders of common stock. On September 26, 2002, we had approximately 269 holders of record of common stock. On September 26, 2002 the closing sales price of our common stock as reported on the AMEX was $2.14 per share.

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

        • Series A: We may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of Series A preferred stock.

        • Series C: We may not pay a dividend or make any distribution to holders of any class of stock while any Series C preferred stock remains outstanding.

        Securities authorized for issuance under equity compensation plans.

                                      EQUITY COMPENSATION PLAN INFORMATION
                                               AS OF JUNE 30, 2002
                                                                             Number of securities
                                                                             remaining available for
                                                                             future issuance under
                          Number of securities to     Weighted-average       equity compensation
                          be issued upon exercise     exercise price of      plans (excluding
                          of outstanding options,     outstanding options,   securities reflected in
Plan category             warrants and rights         warrants and rights    column (a))
-------------             -------------------------   ---------------------  ------------------------
                                    (a)                        (b)                     (c)
Equity compensation
plans approved by
security holders (1)              3,738,359                   $4.25                  1,431,435

Equity compensation
plans not approved by
security holders                  1,632,471                   $4.32                          0

_______________________________

(1)	Includes individual option and warrant agreements we assumed when we merged with RhoMed Incorporated in 1996. Options and warrants to purchase 383,849 shares of common stock are outstanding under the assumed agreements, with a weighted average exercise price of $5.69 per share, and no additional options or warrants are available for issuance.

        We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have either already registered or agreed to register for resale the common stock underlying all of these plans. We anticipate filing a registration statement for the unregistered stock shortly.

•	1997 Executive Officers Stock Option Agreement, dated June 3, 1997: provided common stock purchase options to three executive officers to purchase an aggregate of 103,004 shares at $4.96 per share. Options to purchase 26,766 shares remain outstanding with an expiration date of June 3, 2007, and options to purchase 49,472 shares remain outstanding with an expiration date of June 13, 2004.

•	Richard J. Murphy Stock Option Agreement, dated December 4, 1997: provided common stock purchase options to a former director to purchase 5,000 shares at $5.44 pershare and 1,066 shares at $7.50 per share, with an expiration date of December 4, 2007. These options replaced options for the same number of shares at the same prices which terminated under our 1996 Stock Option Plan.

•	Watson Laboratories settlement warrants, dated March 15, 2000: provided common stock purchase warrants to eight individuals who participated in a privately negotiated resale of 363,636 shares of our common stock, to purchase an aggregate of 50,000 shares at
$0.01 per share, with an expiration date of March 15, 2005. Warrants to purchase 22,000 shares remain outstanding.

•	Griffin Financial Services Advisory Agreement warrants, dated June 8, 2000: provided common stock purchase warrants to Griffin Securities, Inc., a financial consultant, to purchase 5,000 shares at $7.00 per share, with an expiration date of June 8, 2005.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Cedar Brook II Corporate Center, L.P. warrants, dated April 6, 2001 and December 17, 2001: provided common stock purchase warrants to the lessor of our office and laboratory facility to purchase 30,000 shares at $2.90 per share, with an expiration date of April 6, 2006, and 25,000 shares at $3.65 per share with an expiration date of December 17, 2006

•	Fried Consulting Agreement warrants, dated April 30, 2002: provided common stock purchase warrants to Albert Fried, Jr., a financial consultant, to purchase 15,000 shares at $2.70 per share, with an expiration date of April 30, 2007.

•	Placement warrants: provided common stock purchase warrants as compensation to various private offering placement agents to purchase an aggregate of 1,416,365 shares. These warrants have the following share amounts, prices (rounded to the nearest cent) and expiration dates:

                                      Shares         Exercise      Expiration
                Offering            Purchasable       Price           Date
                --------            -----------      --------      ----------
                Spring 1997           326,488          $4.39        11-09-02
                December 1998          10,000          $4.38        12-31-03

                                      Shares         Exercise      Expiration
                Offering            Purchasable       Price           Date
                --------            -----------      --------      ----------
                Spring 1999           194,600          $4.70        02-08-04
                Spring 1999            20,000          $4.48        03-09-04
                Spring 1999            50,000          $4.56        03-10-04
                Spring 1999            44,073          $5.57        03-12-04
                Fall 2000             216,000          $6.60        10-05-05
                Fall 2000              87,884          $6.53        10-27-05
                Fall 2001             134,188          $2.66        10-29-06
                Fall 2001             221,872          $2.70        10-29-06
                Spring 2001           109,510          $2.75        06-13-07

        Recent sales of unregistered securities. In closings on June 13 and July 29, 2002, we sold a total of 2,640,160 shares of common stock, and five-year warrants to purchase 528,031 shares of common stock in a private placement of common stock and warrants to five accredited investors. We received gross proceeds of $4,212,500. The warrant exercise price for 219,019 shares is $2.75 per share, and the exercise price for 309,012 shares is $1.46 per share. We paid cash placement agent fees totaling $294,000 and issued five-year warrants to purchase a total of 212,514 shares of common stock to placement agents for the offering. The placement agent warrant exercise price for 109,510 shares is $2.75 per share, the exercise price for 51,502 shares is $1.46 per share and the exercise price for 51,502 shares is $1.37 per share.

        We made the private offering to domestic accredited investors pursuant to Regulation D, and to foreign accredited investors pursuant to Regulation S, under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The stock and warrants sold are not transferable absent registration or exemption from registration requirements, and the certificates bear a legend to that effect. We have agreed to register for resale under the Securities Act of 1933 the common stock sold and the common stock issuable on exercise of the warrants.

        On April 30, 2002, under the terms of a consulting agreement, we issued five-year warrants to purchase 15,000 shares of common stock at $2.70 per share to Albert Fried, Jr. We relied on the exemption under Section 4(2) of the Securities Act of 1933 in that issuance of the warrants did not involve any public offering. The warrants are not transferable absent registration or an exemption from registration, and the certificates bear a legend to that effect. We have agreed to register for resale under the Securities Act of 1933 the common stock issuable on exercise of the warrants.

        In April and December 2001, under the terms of the lease agreement for our Cranbury, NJ facility, we issued warrants to Cedar Brook II Corporate Center, L.P. to purchase 30,000 shares of common stock at $2.90 per share, with an expiration date of April 6, 2006, and 25,000 shares at $3.65 per share, with an expiration date of December 17, 2006. We relied on the exemption under Section 4(2) of the Securities Act of 1933 in that issuance of the warrants did not involve any public offering. The warrants are not transferable absent registration or an exemption from registration, and the certificates bear a legend to that effect. We have agreed to register for resale under the Securities Act of 1933 the common stock issuable on exercise of the warrants.

Item 6. Selected Financial Data.

        The following selected consolidated financial data has been derived from the audited consolidated financial statements of Palatin Technologies, Inc. This data should be read in conjunction with our consolidated financial statements, including the notes to the financial statements, and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this report.

Selected Financial Data

                                                              (In thousands, except per share data)
                                                                        Year Ended June 30,
                                              -------------------------------------------------------------------
                                                 1998           1999           2000           2001         2002
                                              ----------    -----------    ----------    -----------   ----------
Statement of Operations Data:
REVENUES
  Grants and contracts                        $      34     $       60     $   4,617     $    1,621    $      81
  License fees and royalties                         --            550           500            167          200
  Other                                              --             --            --             --           --
                                              ----------    -----------    ----------    -----------   ----------
    Total revenues                                   34            610         5,117          1,788          281
                                              ----------    -----------    ----------    -----------   ----------
OPERATING EXPENSES
  Research and development                        7,111          8,720         9,110         10,109       12,117
  General and administrative                      2,991          3,957         4,567          3,025        5,004
                                              ----------    -----------    ----------    -----------   ----------
    Total operating expenses                     10,102         12,677        13,677         13,134       17,121
                                              ----------    -----------    ----------    -----------   ----------
OTHER INCOME (EXPENSES)
  Interest income                                   409            172           405            788          312
  Interest expense                                 (227)          (107)          (29)            (5)          (3)
                                              ----------    -----------    ----------    -----------   ----------
    Total other income/(expense)                    182             65           376            783          309
                                              ----------    -----------    ----------    -----------   ----------
    Loss before income taxes and cumulative
     effect of accounting change                 (9,886)       (12,002)       (8,184)       (10,563)     (16,531)
Income tax benefit                                   --             --            --            325          392
Loss before cumulative effect of
 accounting change                               (9,886)       (12,002)       (8,184)       (10,238)     (16,139)
Cumulative effect of accounting change (1)           --             --            --          (361)           --
                                              ----------    -----------    ----------    -----------   ----------
NET LOSS                                         (9,886)       (12,002)       (8,184)       (10,599)     (16,139)
PREFERRED STOCK DIVIDEND                           (233)             --            --             --        (297)
                                              ----------    -----------    ----------    -----------   ----------
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                           $ (10,119)    $  (12,002)    $  (8,184)    $  (10,599)   $ (16,436)
                                              ==========    ===========    ==========    ===========   ==========

                                                              (In thousands, except per share data)
                                                                        Year Ended June 30,
                                              -------------------------------------------------------------------
                                                 1998           1999           2000           2001         2002
                                              ----------    -----------    ----------    -----------   ----------
Basic and diluted net loss before cumulative
  effect of accounting change                 $   (3.15)    $    (2.02)    $   (1.10)    $    (1.01)   $   (1.16)
Cumulative effect of accounting change (1)           --             --            --         (0.04)           --
                                              ----------    -----------    ----------    -----------   ----------
Basic and diluted net loss per common share   $   (3.15)    $    (2.02)    $   (1.10)    $    (1.05)   $   (1.16)
                                              ==========    ===========    ==========    ===========   ==========
Weighted average common shares
  outstanding                                     3,211          5,936         7,441         10,131       14,195
                                              ==========    ===========    ==========    ===========   ==========
Pro forma amounts assuming accounting
  change applied retroactively:
Net loss to common shareholders               $ (10,119)    $  (12,002)    $  (8,545)    $  (10,238)
                                              ==========    ===========    ==========    ===========

Basic and diluted net loss per common share   $   (3.15)    $    (2.02)    $   (1.15)    $    (1.01)
                                              ==========    ===========    ==========    ===========
Balance Sheet Data:
Cash, cash equivalents and investments        $   4,326     $    2,789     $   5,842     $   11,456    $   9,123
Property and equipment, net                       1,610          1,458         1,573          1,925        2,416
Working capital                                   2,069            554         4,995          9,360        6,595

Total assets                                      6,475          4,723         8,885         14,244       12,358
Long term debt, net of current portion               --          2,000            --             --           --
Stockholders' equity                          $   3,390     $      341     $   6,905     $   11,916    $   8,687
                                              ----------    -----------    ----------    -----------   ----------

_______________________________

(1)	In fiscal 2001, we recorded a non-cash charge for the cumulative effect related to the adoption of SEC Staff Accounting Bulletin No. 101. See Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the financial statements filed as part of this report.

Critical Accounting Policies.

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when we have adequate evidence that the milestone is deemed to be substantive.

Significant Events in Fiscal Year 2002

        In November 2001 and June 2002, we received aggregate gross proceeds of $13.4 million in private placements of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 6 million shares of common stock: 4,902,481 shares at $2.25 per share and 1,095,097 shares at $2.20 per share. For every four shares purchased in the November 2001 offering and for every five shares purchased in the June 2002 offering, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $2.70 for the November 2001 offering and $2.75 for the June 2002 offering. The net proceeds of approximately $12.5 million continue to be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In July 2002, we received additional gross proceeds of $1.8 million pursuant to the second closing of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of approximately $1.7 million will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the strategic collaboration agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared LeuTech development expenses prior to approval equally with Mallinckrodt up to a cap. Mallinckrodt agreed to pay us milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. We agreed to arrange for the manufacture of LeuTech and would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of our estimated expenses associated with completing the FDA review process. Additionally, timing of the $10 million in milestone payments has been revised to coincide with LeuTech's anticipated FDA approval and achievement of future sales goals.

Results of Operations

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

        Grants and contracts - For the year ended June 30, 2002, we did not recognize any contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., as compared to $1,410,356 recognized for the year ended June 30, 2001. The decrease was attributable to the cap on shared development costs of LeuTech pursuant to the original collaboration agreement, which was reached during the year ended June 30, 2001. In May 2002 we entered into an agreement with Mallinckrodt to amend this agreement. Under the terms of this amended agreement, Mallinckrodt has committed, among other things, up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of the estimated expenses associated with completing the FDA review process of LeuTech. Grant revenue under the Small Business Innovation Research and the Small

Business Technology Transfer programs of the Department of Health and Human Services decreased to $80,929 for the year ended June 30, 2002 compared the $211,069 reported for the year ended June 30, 2001.

        License Fees and Royalties - During the year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share in fiscal 2001, which reflects the deferral of an up-front license fee received from Mallinckrodt, Inc. related to licensing of LeuTech recognized in the year ended June 30, 2000. Previously, we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the year ended June 30, 2002, we recorded $200,426 of license revenue, $138,888 of which was included in the cumulative effect adjustment as of July 1, 2000 and $61,538 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. We recorded $166,667 of license revenue for the year ended June 30, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development - Research and development (R&D) expenses increased to $12,117,026 for the year ended June 30, 2002 compared to $10,108,999 for the year ended June 30, 2001. The increase in R&D was primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech, and increased research on our MIDAS technology. Additionally, depreciation expense increased due to a change in the remaining estimated useful lives of certain leasehold improvements at our Edison, New Jersey facility which we moved out of in July 2002. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141: To date we have incurred approximately $13.1 million in R&D expenses allocated to PT-141. For the year ended June 30, 2002, $6,011,470 of R&D expense was allocated to PT-141 compared to $3,761,741 for the year ended June 30, 2001. We anticipate incurring approximately $8.2 million over the next 12 months as we initiate various Phase 2 efficacy studies in both male and female patients. We believe commercialization will require approximately three years of further research, development and testing at an estimated cost of $75 million.

•	LeuTech: To date we have incurred approximately $35.2 million in R&D expenses allocated to LeuTech. For the year ended June 30, 2002, $3,549,268 of R&D expense was allocated to LeuTech compared to $4,750,189 for the year ended June 30, 2001. Currently, we are in the process of resolving outstanding issues and we intend to file an amendment to the Biologics License Application for equivocal appendicitis later this calendar year or the first quarter of calendar 2003. We are also currently conducting various Phase 2 studies with respect to other infection indications. We anticipate incurring approximately $6.2 million in additional R&D expenses prior to the market launch of LeuTech, which we expect to occur in the summer of 2003, pending FDA approval.

•	MIDAS: To date we have incurred approximately $6.7 million in R&D expenses allocated to MIDAS. For the year ended June 30, 2002, $2,556,288 of R&D expense was allocated to MIDAS compared to $1,597,069 for the year ended June 30, 2001. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. Additionally, we have identified molecules that interact with receptors on cancer cells. We expect to file an Investigational New Drug Application (“IND”) with the FDA for at least one of these preclinical compounds and initiate clinical testing in the first half of calendar year 2003. We anticipate incurring approximately $1.2 million in expenses allocable to MIDAS over the next 12 months. Any projections beyond that are highly uncertain due to the nature of such an early stage in the development process.

        General and administrative - General and administrative (G& A) expenses increased to $5,004,143 for the year ended June 30, 2002 compared to $3,024,841 for the year ended June 30, 2001. The increase in G&A was primarily attributable to an increase in professional fees mainly related to legal fees, increase in salaries and related personnel expenses and the accrual of our settlement of litigation with Molecular Biosystems, Inc. Since our settlement with Molecular Biosystems, Inc., we expect a decrease in professional fees beginning later this calendar year.

        Interest income - Interest income decreased to $312,015 for the year ended June 30, 2002 compared to $787,574 for the year ended June 30, 2001. The decrease in interest income was due to lower level of funds available for investment purposes and lower rates of return experienced throughout the fiscal year ended June 30, 2002.

        Net Loss - Increased to $16,138,577 for the year ended June 30, 2002 compared to $10,599,237 for the year ended June 30, 2001. The increase was due to the reduction in grant and contract revenue and the increase in expenses explained above.

Year Ended June 30, 2001 Compared to the Year Ended June 30, 2000

        Grants and contracts - Contract revenue, related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc. decreased to$1,410,356 for the year ended June 30, 2001 as compared to $4,141,480 reported for the year ended June 30, 2000. The decrease was attributable to the cap on shared development costs of LeuTech pursuant to the agreement. Grant revenue under the Small Business Innovation Research and the Small Business Technology Transfer programs of the Department of Health and Human Services decreased to $211,069 for the year ended June 30, 2001 compared the $475,631 reported for the year ended June 30, 2000.

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

        Research and development - Research and development (R&D) expenses increased to $10,108,999 for the year ended June 30, 2001 compared to $9,109,619 for the year ended June 30, 2000. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and research on our MIDAS Technology. R&D expenses allocated to LeuTech amounted to $4,750,189 for the year ended June 30, 2001 compared to $5,912,629 for the year ended June 30, 2000. R&D expenses allocated to PT-141 and MIDAS were $3,761,741 and $1,597,069, respectively, for the year ended June 30, 2001 compared to $1,858,637 and $1,338,353, respectively, for the year ended June 30, 2000.

        General and administrative - General and administrative (G& A) expenses decreased to $3,024,841 for the year ended June 30, 2001 compared to $4,567,273 for the year ended June 30, 2000. The decrease in G&A is mainly attributable to the decrease in administrative salaries and payments made in fiscal 2000 related to a terminated merger and significant non-cash, stock based compensation expense recorded in fiscal 2000.

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

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of June 30, 2002, we had a deficit accumulated during the development stage of $70,243,616. We have financed our net operating losses through June 30, 2002 by a series of debt and equity financings. At June 30, 2002, we had cash and cash equivalents of $7,944,264 and investments of $1,178,717.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market LeuTech for diagnosis of appendicitis. PT-141 and MIDAS will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage bio-pharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	product introduction; and

•	marketing and competition.

Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects. Any of these possibilities could materially and adversely affect our operations.

        For the year ended June 30, 2002, the net decrease in cash and cash equivalents amounted to $3,512,160. Net cash used for operating activities was $13,146,347, net cash used for investing activities was $2,806,516, and net cash provided by financing activities was $12,440,703.

        In November 2001 and June of 2002, we received aggregate gross proceeds of $13.44 million in private placements of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 6 million shares of common stock: 4,902,481 shares at $2.25 per share and 1,095,097 shares at $2.20 per share. For every four shares purchased in the November 2001 offering and for every five shares purchased in the June 2002 offering, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $2.70 for the November 2001 offering and $2.75 for the June 2002 offering. The net proceeds of approximately $12.5 million continue to be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In July 2002, we received additional gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of approximately $1.7 million will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the strategic collaboration agreement dated as of August 17,

1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared LeuTech development expenses prior to approval equally with Mallinckrodt up to a cap. Mallinckrodt agreed to pay us milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. We agreed to arrange for the manufacture of LeuTech and would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of our estimated expenses associated with completing the FDA review process. Additionally, timing of the $10 million in milestone payments has been revised to coincide with LeuTech's anticipated FDA approval and achievement of future sales goals.

        In September and October of 2000, we received approximately $14 million in net proceeds from a private offering consisting of common stock and warrants. Investors, consisting of financial institutions based in Europe, purchased approximately 1.8 million and 732,000 shares at $6.00 and $5.94 per share, which represented the closing market price of Palatin shares on the American Stock Exchange on September 7, 2000 and October 2, 2000, respectively. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at a 25% premium to the closing price. The net proceeds of approximately $14 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On July 17, 2002, we moved into our new leased facility of approximately 28,000 square feet in Cranbury, New Jersey that combines both the research and development facility formerly located in Edison, New Jersey and the corporate offices formerly located in Princeton, New Jersey. Our initial cash outlay related to the move was approximately $1.6 million. Minimum annual future lease payments escalate from approximately $920,000 per year to $1,550,000 per year. The lease will expire in July 2012.

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2003 - $300,000, 2004 - $200,000, 2005 - $200,000, 2006 - $200,000 and 2007 - $200,000.

        We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources, including the funds received pursuant to the June and July 2002 private placement, will be adequate to fund our projected operations through December 2002, based on current expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Based on our historical ability to raise capital, we believe that through one or a combination of such factors, we will obtain adequate financing to fund our operations through fiscal year 2003, based on current expenditure levels. Should appropriate sources of financing not be available, we would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that our financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected, and we may be forced to cease operations.

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

Commitments

        As outlined in Note 4 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2002:

                            1 to 3        4 to 5       After 5
Contractual Obligation       years         years        years          Total
----------------------       -----         -----        -----          -----

Facility leases           $3,875,000    $2,540,000   $6,079,000    $12,494,000

Factors Affecting our Business Condition

        In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects:

We expect to continue to incur substantial losses over the next several years and we may never become profitable.

        We have never been profitable and we may never become profitable. As of June 30, 2002, we had a deficit accumulated during development stage of $70,243,616 and a loss for the year then ended of $16,138,577. We anticipate substantial losses over the next few years associated with the manufacturing and marketing of LeuTech, and continued research and development of PT-141 and MIDAS. If we do not obtain additional funding, our losses will continue to accumulate. We cannot be certain whether additional funds will be available when needed, or on acceptable terms. If we are unable to obtain additional financing as needed, we may reduce the scope of our operations or cease operations, which will have a material adverse effect on our business.

We currently have no product revenues and will need to raise additional capital to operate our business.

        To date, we have generated no product revenues. Unless and until we receive approval from the U.S. Federal Drug Administration and other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from net proceeds of future offerings and cash on hand. We will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, or cease operations.

We have a limited operating history upon which to base an investment decision.

        We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales and marketing activities.

Our operations have been limited to organizing and staffing our company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

We could lose our rights to LeuTech and PT-141, which would adversely affect our potential revenues.

        Our rights to a key antibody used in LeuTech are dependent upon an exclusive license agreement with The Wistar Institute of Biology and Anatomy. Our rights to technology related to PT-141 are dependent upon an exclusive field-of-use license agreement with Competitive Technologies, Inc. These agreements contain specific performance criteria and require us to pay royalties and make milestone payments. Failure to meet these requirements, or any other event of default under the license agreements, could lead to termination of the license agreements. If a license agreement is terminated we may be unable to make or market the covered product, in which case we may lose the value of our substantial investment in developing the product, as well as any future revenues from selling the product.

The FDA may not approve the marketing of LeuTech, which would adversely affect our potential revenues.

        We completed clinical trials of LeuTech for the diagnosis of equivocal appendicitis in the spring of 1999. In November 1999, we filed an application with the FDA for approval to market LeuTech for that indication. The FDA has done a complete review of our LeuTech application and on September 23, 2000 sent us a complete review letter requesting additional data on LeuTech manufacturing, product development and process validation. The FDA will not take any further action on our application until we provide the requested information. We are currently in the process of obtaining the data requested by the FDA. This process is uncertain, costly and could require substantial time. If we are able to obtain the requested manufacturing, product development and validation data, we will provide it to the FDA as an amendment to our marketing application. FDA review of the application amendment can be a long and uncertain process. The amendment must demonstrate that we have satisfactorily addressed all of the issues contained in the complete review letter, before the FDA can approve LeuTech for commercial use. We will need to rely on our contract manufacturers to obtain a substantial part of the requested information. We cannot know for certain whether we can provide the requested information, how long it will take, or whether the data we provide will be satisfactory to the FDA. Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects.

The results of our clinical trials may not support our product claims.

        Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims. Success in pre-clinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and pre-clinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or eliminate our ability to commercialize our product candidates and generate product revenues.

Production and supply of LeuTech depends on contract manufacturers over whom we have no control.

        We do not have the facilities to manufacture LeuTech. We depend on DSM N.V. of the Netherlands for the manufacture of the antibody used in LeuTech, and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of LeuTech kits. Our contract manufacturers must perform LeuTech manufacturing activities in a manner that complies with FDA regulations. Failure to conduct their activities in compliance with FDA regulations could negatively impact our ability to receive FDA approval of LeuTech. The failure of either of these manufacturers to supply these key components of LeuTech, or their inability to comply with FDA manufacturing regulations, could force us to seek other manufacturers and could interfere with our ability to deliver product. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

We have limited or no experience in marketing, distributing and selling diagnostic imaging products and will rely on our marketing partner to provide these capabilities.

        If the FDA approves LeuTech for marketing and sale, we will depend on our arrangement with Tyco Healthcare (formerly Mallinckrodt, Inc.), a division of Tyco International, Ltd., to market, sell and distribute LeuTech. Tyco Healthcare is our worldwide (excluding Europe) marketing, sale and distribution partner for LeuTech. If Tyco Healthcare fails to market LeuTech, our potential revenues from the sale of LeuTech will be adversely affected. If the arrangement with Tyco Healthcare fails, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

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

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of LeuTech;

•	cost-effectiveness of LeuTech relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payers;

•	the establishment and demonstration of the clinical efficacy and safety;

•	potential advantage over alternative treatment methods; and

•	reimbursement policies of government and third-party payors.

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

        We are aware that there is already an FDA-approved treatment for erectile dysfunction. This product is also approved in Europe, Japan and most of the world's pharmaceutical markets. In addition, we are aware of at least three other products treating erectile dysfunction that have been submitted for approval in the United States, Europe and most of the world’s pharmaceutical markets. Potentially, in order to achieve approval and market acceptance, PT-141 may be required to demonstrate efficacy and safety equivalent or superior to these other products.

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

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

        Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Our product candidates could infringe the proprietary rights of other parties.

        If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

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

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

         The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry product/medical professional liability insurance, which includes liability insurance for our clinical trials. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the 12 month period ended September 26, 2002 was approximately 26,500 shares and the average daily number of transactions was approximately 23 for the same period. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Our directors, officers and principal stockholders together control approximately 58% of our voting securities, a concentration of ownership which could delay or prevent a change in control.

        Our executive officers and directors beneficially own approximately 9% of our voting securities and our 5% or greater stockholders beneficially own approximately 49% of our voting securities. These stockholders, acting together, will be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of June 30, 2002, our cash and cash equivalents was $7,944,264 and investments, which consisted of commercial paper and government bonds, was $1,178,717. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as part of this Report:

Table of Contents (Financial)

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

        We have audited the accompanying consolidated balance sheet of Palatin Technologies, Inc. (a development stage company) and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended, and for the period from January 28, 1986 (inception) through June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Palatin Technologies, Inc. and subsidiaries as of June 30, 2001 and for each of the years in the two-year period ended June 30, 2001 and for the period from January 28, 1986 (inception) through June 30, 2002, to the extent related to the period from January 28, 1986 (inception) through June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 10, 2001. Our opinion on the consolidated statements of operations, stockholders' equity (deficit) and cash flows, insofar as it relates to the amounts included for the period from January 28, 1986 (inception) through June 30, 2001, is based solely on the report of the other auditors.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of other of other auditors, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. (a development stage company) and subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended, and for the period from January 28, 1986 (inception) through June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and has limited liquid resources that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 20, 2002

Table of Contents (Financial)

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and the report has not been reissued by Andersen. The Andersen report refers to financial statements as of June 30, 2000 and for the year then ended, which are no longer included in the accompanying financial statements.

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

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
September 10, 2001

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                                                     June 30, 2002     June 30, 2001
                                                                     -------------     -------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                          $  7,944,264      $ 11,456,424
  Prepaid expenses and other                                              349,883           204,731
                                                                     -------------     -------------
      Total current assets                                              8,294,147        11,661,155

Property and equipment, net                                             2,416,499         1,924,962
Restricted cash                                                           433,844           613,075
Investments                                                             1,178,717                 -
Other                                                                      35,009            45,017
                                                                     -------------     -------------
                                                                     $ 12,358,216      $ 14,244,209
                                                                     =============     =============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  1,579,336      $  1,129,660
  Accrued expenses                                                        661,883           397,119
  Accrued compensation                                                    236,200           607,286
  Accrued litigation settlement                                           400,000                 -
  Deferred license revenue                                                794,018           166,666
      Total current liabilities                                         3,671,437         2,300,731
                                                                     -------------     -------------

Deferred license revenue                                                        -            27,778
                                                                     -------------     -------------

Commitments and Contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 26,192 and 29,317 shares issued and
      outstanding as of June 30, 2002 and 2001, respectively;                 262               293
    Series C Convertible;  700,000 shares issued and outstanding
      as of June 30, 2002 and 2001, respectively;                           7,000             7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 17,423,076 and 11,199,658 shares as of
      June 30, 2002 and 2001 respectively;                                174,231           111,997
  Additional paid-in capital                                           78,792,240        65,981,568
  Deferred compensation                                                   (53,942)          (80,119)
  Accumulated other comprehensive income                                   10,604                 -
  Deficit accumulated during development stage                        (70,243,616)      (54,105,039)
                                                                     -------------     -------------
                                                                        8,686,779        11,915,700
                                                                     -------------     -------------
                                                                     $ 12,358,216      $ 14,244,209
                                                                     =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

                                         Inception
                                    (January 28, 1986)              Year Ended June 30,
                                          through      -------------------------------------------
                                       June 30, 2002         2002          2001           2000
                                       -------------   -------------  ------------  --------------
REVENUES:
     Grants and contracts               $  9,624,094   $      80,92   $  1,621,425   $  4,617,111
     License fees and royalties            2,101,389        200,426        166,667        500,000
     Other                                   318,917              -              -              -
                                        -------------  -------------  -------------  -------------
          Total revenues                  12,044,400        281,355      1,788,092      5,117,111
                                        -------------  -------------  -------------  -------------

OPERATING EXPENSES:
     Research and development             54,973,313     12,117,026     10,108,999      9,109,619
     General and administrative           27,381,258      5,004,143      3,024,841      4,567,273
     Net intangibles write down              259,334              -              -              -
                                        -------------  -------------  -------------  -------------
          Total operating expenses        82,613,905     17,121,169     13,133,840     13,676,892
                                        -------------  -------------  -------------  -------------

OTHER INCOME (EXPENSES):
     Interest income                       2,453,579        312,015        787,574        405,590
     Interest expense                     (1,959,141)        (3,188)        (5,104)       (29,247)
     Merger costs                           (525,000)             -              -              -
                                        -------------  -------------  -------------  -------------
          Total other income/(expenses)      (30,562)       308,827        782,470        376,343
                                        -------------  -------------  -------------  -------------

 Loss before income taxes and cumu-
   lative  effect of accounting change   (70,600,067)   (16,530,987)   (10,563,278)    (8,183,438)
Income tax benefit                           717,562        392,410        325,152              -
                                        -------------  -------------  -------------  -------------

 Loss before cumulative effect of
   accounting change                     (69,882,505)   (16,138,577)   (10,238,126)    (8,183,438)
Cumulative effect of accounting change
   (Note 2)                                 (361,111)             -       (361,111)             -
                                        -------------  -------------  -------------  -------------

NET LOSS                                 (70,243,616)   (16,138,577)   (10,599,237)    (8,183,438)

PREFERRED STOCK DIVIDEND                  (3,308,627)      (297,603)             -              -
                                        -------------  -------------  -------------  -------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                     $(73,552,243)  $(16,436,180)  $(10,599,237)   $(8,183,438)
                                        =============  =============  =============  =============

Basic and diluted net loss per Common share
  Basic and diluted net loss before cumulative effect
     of accounting change                              $      (1.16)  $     $(1.01)  $      (1.10)
  Cumulative effect of accounting change                          -          (0.04)             -
                                                       -------------  -------------  -------------
  Basic and diluted net loss                           $      (1.16)  $      (1.05)  $      (1.10)
                                                       =============  =============  =============
Weighted average number of Common shares outstanding
  used in computing basic and diluted net loss per
  Common share                                           14,195,466     10,131,195      7,441,082
                                                       =============  =============  =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)

                                                                             Preferred Stock
                                                         ----------------------------------------------------
                                                            Shares        Amount   Subscriptions   Receivable
                                                         -----------     --------  -------------   ----------
Balance at inception                                              -      $     -      $     -      $     -
   Preferred stock subscriptions                                  -            -        4,000       (4,000)
   Net loss from inception                                        -            -            -            -
                                                         -----------     --------     --------     --------

Balance, August 31, 1995                                          -            -        4,000       (4,000)
   Preferred stock subscriptions                                  -            -       (4,000)       4,000
   Issuance of Preferred shares                           4,000,000        4,000            -            -
   Issuance of Common shares on
      $10,395,400 private placement                               -            -            -            -
   Shares earned but not issued                                   -            -            -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 25, 1996                                    4,000,000        4,000            -            -
   Conversion to Palatin Technologies, Inc.              (4,000,000)      (4,000)           -            -
Adjusted balance, June 25, 1996                                   -            -            -            -
    Shares outstanding of Palatin Technologies, Inc.              -            -            -            -
   Purchase of treasury stock                                     -            -            -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 1996                                            -            -            -            -
   Issuance of Preferred shares, net of expenses            137,780        1,378            -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 1997                                      137,780        1,378            -            -
   Issuance of Preferred shares, net of expenses             18,875          189            -            -
   Conversion of Preferred shares into Common shares        (49,451)        (495)           -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                             Preferred Stock
                                                         ----------------------------------------------------
                                                            Shares        Amount   Subscriptions   Receivable
                                                         -----------     --------  -------------   -----------

Balance, June 30, 1998                                      107,204        1,072            -            -
   Conversion of Preferred shares into Common shares        (51,145)        (511)           -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 1999                                       56,059          561            -            -
   Issuance of Preferred shares, net of expenses            700,000        7,000            -            -
   Conversion of Preferred shares into Common shares        (22,498)        (225)           -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 2000                                      733,561        7,336            -            -
   Conversion of Preferred shares into Common shares         (4,244)         (43)           -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 2001                                      729,317        7,293            -            -
   Conversion of Preferred shares into Common shares         (3,125)         (31)           -            -
   Net loss                                                       -            -            -            -
                                                         -----------     --------     --------     --------

Balance, June 30, 2002                                      726,192      $ 7,262      $     -      $
                                                         ===========     ========     ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                 Accumu-
                                                                                                                 lated      Deficit
                                                                                                                  Other    Accumulated
                                         Common Stock           Additional                         Deferred      Compre-    During
                                  ---------------------------     Paid-In    Earned but Treasury   Compensa-     hensive    Develop-
                                    Shares        Amount          Capital    not Issued   Stock        tion      Income    ment Stage        Total
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------  ------------
Balance at inception                        -   $              $         -   $           $     -   $             $     -  $          -   $         -
  Issuance of shares from
    inception                       6,922,069      1,177,786       100,000     110,833         -             -         -             -     1,388,619
  Net loss from inception                   -              -             -           -         -             -         -    (4,235,059)   (4,235,059)
                                  ------------  -------------  ------------  ----------  -------   ------------  -------  -------------  ------------
Balance, August 31, 1995            6,922,069      1,177,786       100,000     110,833         -             -         -    (4,235,059)   (2,846,440)
  Issuance of Preferred shares              -              -             -           -         -             -         -             -         4,000
  Issuance of Common shares on
    $10,395,400 private placement  41,581,600      9,139,303             -           -         -             -         -             -     9,139,303
  Shares earned but not issued              -              -             -     266,743         -             -         -             -       266,743
  Issuance of Common shares         1,054,548        458,977      (100,000)   (324,546)        -             -         -             -        34,431
  Net loss                                  -              -             -           -         -             -         -    (3,897,879)   (3,897,879)
                                  ------------  -------------  ------------  ----------  -------   ------------  -------  -------------  ------------
Balance, June 25, 1996             49,558,217     10,776,066             -      53,030         -             -         -    (8,132,938)    2,700,158
  Conversion to Palatin
    Technologies, Inc.            (46,807,465)   (10,748,558)   10,752,558           -         -             -         -             -             -
Adjusted balance, June 25, 1996     2,750,752         27,508    10,752,558      53,030         -             -         -    (8,132,938)    2,700,158
  Shares outstanding of Palatin
    Technologies, Inc.                108,188          1,082       (1,082)           -         -             -         -             -             -
  Issuance of Common shares            25,754            257       139,459           -         -             -         -             -       139,716
  Purchase of treasury stock                -              -             -           -    (1,667)            -         -             -        (1,667)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------- -------------
Balance, June 30, 1996              2,884,694         28,847    10,890,935      53,030    (1,667)            -         -   (8,132,938)     2,838,207
  Issuance of Preferred shares,
     net of expenses                        -              -    11,635,653           -         -             -         -             -    11,637,031
  Shares earned but not issued              -              -             -     250,141         -             -         -             -       250,141
  Issuance of Common shares           135,987          1,360       316,761    (303,171)        -             -         -            -         14,950
  Retirement of treasury shares          (308)            (3)       (1,664)          -     1,667             -         -            -              -
  Issuance of stock options below
    fair market value                       -              -     1,472,716           -         -    (1,472,716)        -             -             -
  Amortization of deferred
    compensation                            -              -             -           -         -       394,383         -             -        394,383
  Net loss                                  -              -             -           -         -             -         -    (5,300,164)    (5,300,164)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------- -------------
Balance, June 30, 1997              3,020,373         30,204    24,314,401           -         -    (1,078,333)        -   (13,433,102)     9,834,548
  Issuance of Preferred shares,
     net of expenses                        -              -     1,573,295           -         -             -         -             -      1,573,295
  Issuance of Preferred shares
    expense Recapture                       -              -        49,733           -         -             -         -             -         49,733
  Issuance of Common shares            66,696            666        94,873           -         -             -         -             -         95,539
  Issuance of Common shares upon
    conversion of Preferred shares  1,012,554         10,126        (9,820)          -         -             -         -             -              -

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                 Accumu-
                                                                                                                 lated      Deficit
                                                                                                                  Other    Accumulated
                                         Common Stock           Additional                         Deferred      Compre-    During
                                  ---------------------------     Paid-In    Earned but Treasury   Compensa-     hensive    Develop-
                                    Shares        Amount          Capital    not Issued   Stock        tion      Income    ment Stage        Total
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------  ------------
  Issuance of stock options below
      fair market value                     -              -     1,161,156           -         -    (1,161,156)        -             -              -
  Amortization of deferred
    compensation                            -              -             -           -         -     1,723,310         -             -      1,723,310
  Net loss                                  -              -             -           -         -             -         -    (9,886,878)    (9,886,878)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------- -------------
Balance, June 30, 1998              4,099,623         40,995    27,183,638           -         -      (516,179)        -   (23,319,980)     3,389,547
  Issuance of Common shares         1,842,101         18,421     7,594,182           -         -             -         -             -      7,612,603
  Issuance of Common shares upon
    conversion of Preferred shares  1,115,740         11,158       (10,655)          -         -             -         -            -              (9)
  Issuance of Common shares upon
    exercise of warrants                9,874             99        18,676           -         -             -         -             -         18,775
  Issuance of Common shares upon
    exercise of options                70,257            703        13,348           -         -             -         -             -         14,051
  Issuance of stock options below
    fair market value                       -              -       811,054           -         -      (811,054)        -             -             -
  Amortization of deferred
    compensation                            -              -             -           -         -     1,308,675         -             -      1,308,675
   Net loss                                 -              -             -           -         -             -         -   (12,002,384)   (12,002,384)
                                  ------------  -------------  ------------  ----------  -------   ------------  -------  -------------- -------------
Balance, June 30, 1999              7,137,595         71,376    35,610,243           -         -       (18,558)        -   (35,322,364)       341,258
  Issuance of Preferred shares,
    net of expenses                         -              -    12,999,058           -         -             -         -             -     12,999,058
  Issuance of Preferred shares              -              -             -           -         -             -         -             -          7,000
  Issuance of Common shares upon
    conversion of Preferred shares    572,374          5,724        (5,462)          -         -             -         -             -             37
  Issuance of Common shares upon
    exercise of warrants              111,551          1,115       451,097           -         -             -         -             -        452,212
  Issuance of Common shares upon
    exercise of options                80,852            809        99,667           -         -             -         -             -        100,476
  Acceleration of options
    previously granted                      -              -     1,170,000           -         -             -         -             -      1,170,000
  Amortization of stock based
    compensation                            -              -             -           -         -        18,558         -             -         18,558
  Net loss                                  -              -             -           -         -             -         -    (8,183,438)    (8,183,438)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------- -------------
Balance, June 30, 2000              7,902,372         79,024    50,324,603           -         -             -         -   (43,505,802)     6,905,161
  Issuance of Common shares, net
    of expenses                     2,532,369         25,324    13,954,928           -         -             -         -             -     13,980,252
  Issuance of Common shares upon
    conversion of Preferred shares    104,886          1,049        (1,006)          -         -             -         -             -              -
  Issuance of Common shares upon
    exercise of warrants              173,015          1,730       486,736           -         -             -         -             -        488,466
  Issuance of Common shares upon
    exercise of options               487,016          4,870       634,883           -         -             -         -             -        639,753

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                 Accumu-
                                                                                                                  lated     Deficit
                                                                                                                  Other    Accumulated
                                         Common Stock           Additional                         Deferred      Compre-    During
                                  ---------------------------     Paid-In    Earned but Treasury   Compensa-     hensive    Develop-
                                    Shares        Amount          Capital    not Issued   Stock        tion      Income    ment Stage        Total
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------  ------------
  Stock based compensation                  -              -       246,109           -         -      (105,534)        -             -        140,575
  Acceleration of options
     previously granted                     -              -       335,315           -         -             -         -             -        335,315
  Amortization of stock based
    compensation                            -              -             -           -         -        25,415         -             -         25,415

   Net loss                                 -              -             -           -         -             -         -   (10,599,237)   (10,599,237)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------- -------------
Balance, June 30, 2001             11,199,658        111,997    65,981,568           -         -       (80,119)        -   (54,105,039)    11,915,700
  Issuance of Common shares, net
    of expenses                     5,997,578         59,976    12,380,727           -         -             -         -             -     12,440,703
  Issuance of Common shares upon
    conversion of Preferred shares     76,590            766          (735)          -         -             -         -             -              -
  Issuance of Common shares upon
    exercise of options               149,250          1,492       339,098           -         -             -         -             -        340,590
  Stock based compensation                  -              -        91,582           -         -       (21,147)        -             -         70,435
  Amortization of stock based
    compensation                            -              -             -           -         -        47,324         -             -         47,324
   Unrealized Gain On Investments           -              -             -           -         -             -    10,604             -         10,604
   Net loss                                 -              -             -           -         -             -         -   (16,138,577)   (16,138,577)
                                  ------------  -------------  ------------  ----------  --------  ------------  -------  -------------  ------------

Balance, June 30, 2002             17,423,076   $    174,231   $78,792,240   $           $     -   $   (53,942)  $10,604  $(70,243,616)  $ 8,686,779
                                  ============  =============  ============  ==========  ========  ============  =======  ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                        Inception
                                                    (January 28, 1986)               Year Ended June 30,
                                                         through       -----------------------------------------------
                                                      June 30, 2002         2002             2001             2000
                                                      -------------    -------------    -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(70,243,616)    $(16,138,577)    $(10,599,237)     $(8,183,438)

  Adjustments to reconcile net loss to net cash used
   for operating activities:
    Cumulative effect of accounting change                 361,111                -          361,111                -
    Depreciation and amortization                        2,530,730        1,156,874          288,086          248,491
    License fee                                            500,000                -                -                -
    Interest expense on note payable                        72,691                -                -                -
    Accrued interest on long-term financing                796,038                -                -                -
    Accrued interest on short-term financing                 7,936                -                -                -
    Intangibles and equipment write down                   278,318                -                -                -
    Common stock and notes payable issued for expenses     751,038                -                -                -
      Settlement with consultant                           (28,731)               -                -                -
    Deferred revenue                                       432,907          599,574         (166,667)               -
    Acceleration of options previously granted           1,505,315                -          335,315        1,170,000
      Stock based compensation                           4,397,781          458,349          165,990           18,558
    Changes in certain operating assets and
     liabilities:
      Accounts receivable                                        -                -          953,163         (953,163)
      Prepaid expenses and other                        (1,151,353)          34,079          111,053         (439,004)
      Accounts payable                                   1,579,336          449,676          117,590         (104,824)
      Accrued expenses and other                           836,916          293,678           36,239         (296,727)
                                                      -------------    -------------    -------------     ------------

        Net cash used for operating activities         (57,373,583)     (13,146,347)      (8,397,357)      (8,540,107)
                                                      -------------    -------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/(Purchases) of investments, net                  (1,172,007)      (1,172,007)       2,155,617       (1,700,790)
  Purchases of property and equipment                   (4,807,735)      (1,634,509)        (629,899)        (354,019)
                                                      -------------    -------------    -------------     ------------

        Net cash provided/(used) for investing
         activities                                    (5,979,742)      (2,806,516)        1,525,718       (2,054,809)
                                                      ------------     ------------     -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party               302,000                -                -                -
  Payments on notes payable, related party                (302,000)               -                -                -
  Proceeds from senior bridge notes payable              1,850,000                -                -                -
  Payments on senior bridge notes payable               (1,850,000)               -                -                -
  Proceeds from notes payable and
    long-term debt                                       3,951,327                -                -                -
  Payments on notes payable and
    long-term debt                                      (1,951,327)               -                -                -
  Proceeds from common stock, stock option and
    warrant issuances, net                              45,088,930       12,440,703       15,108,470          480,708
  Proceeds from preferred stock, net                    24,210,326                -                -       11,000,000
  Purchase of treasury stock                                (1,667)               -                -                -
                                                      -------------    -------------    -------------     ------------

        Net cash provided by financing activities       71,297,589       12,440,703       15,108,470       11,480,708
                                                      -------------    -------------    -------------     ------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                 7,944,264       (3,512,160)       8,236,831          885,792

CASH AND CASH EQUIVALENTS, beginning of period                   -       11,456,424        3,219,593        2,333,801
                                                      -------------    -------------    -------------     ------------

CASH AND CASH EQUIVALENTS, end of period              $  7,944,264     $  7,944,264     $ 11,456,424      $ 3,219,593
                                                      =============    =============    =============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(continued)

                                                        Inception
                                                    (January 28, 1986)               Year Ended June 30,
                                                         through       -----------------------------------------------
                                                      June 30, 2002         2002             2001             2000
                                                      -------------    -------------    -------------     ------------

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                             $   635,882      $     3,188      $    5,104        $    29,247
                                                      ============     ============     ===========       ============

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      Equipment                                       $       900      $         -      $        -        $         -
                                                      ============     ============     ===========       ============

NON-CASH STOCK ACTIVITY:
    Conversion of loans from employees to
      Common stock                                    $    74,187      $         -      $        -        $         -
                                                      ============     ============     ===========       ============
   Conversion of note payable to Common stock         $    16,000      $         -      $        -        $         -
                                                      ============     ============     ===========       ============
   Common stock issued for equipment                  $     2,327      $         -      $        -        $         -
                                                      ============     ============     ===========       ============
   Common stock and warrants issued for expenses      $   929,909 $    $    14,144      $   31,200        $         -
                                                      ============     ============     ===========       ============
   Common stock issued for accrued salaries
      and bonuses                                     $    16,548      $         -      $        -        $         -
                                                      ============     ============     ===========       ============
   Accrued interest payable in Common stock           $   679,097      $         -      $        -        $         -
                                                      ============     ============     ===========       ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(1) ORGANIZATION ACTIVITIES:

        Nature of Business -- Palatin Technologies, Inc. ("Palatin" or the "Company") is a development-stage bio-pharmaceutical company. The Company is currently conducting clinical investigations with its lead drug, PT-141, for the treatment of male and female sexual dysfunction, and is developing additional therapeutic compounds, discovered using its enabling peptide platform technology, MIDAS(TM). Additionally, Palatin is developing a product for infection imaging, LeuTech(R), based on a proprietary radiolabeled monoclonal antibody.

        Business Risk and Liquidity - As shown in the accompanying financial statements, the Company incurred a substantial net loss of $16,138,577 for the year ended June 30, 2002 and has a deficit accumulated in the development stage of $70,243,616, cash and cash equivalents of $7,944,264 and investments of $1,178,717 as of June 30, 2002. The Company anticipates incurring additional losses in the future as it continues development of LeuTech and expands clinical trials for other indications and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, the Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources, including the funds received pursuant to the July 2002 private placement, will be adequate to fund the Company's projected operations through December 2002, based on current expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Based on the Company's historical ability to raise capital, management believes that through one or a combination of such factors that it will obtain adequate financing to fund the Company's operations through fiscal year 2003, based on current expenditure levels. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company's financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

        These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Table of Contents (Financial)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation -- The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates -- The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows -- Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of three months or less at the time of purchase. As of June 30, 2002 and 2001, approximately $434,000 and $613,000, respectively, of cash was restricted to secure letters of credit for security deposits on leases.

        Investments -- The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of commercial paper and government bonds. Unrealized gains and losses are classified as a separate component of stockholders' equity. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

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

        Impairment of Long-Lived Assets -- The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Revenue Recognition - Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when the license fee is received and the Company has no future performance obligations.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to jointly develop and market one of its products (see Note 7). Under the terms of the agreement, the Company granted a worldwide

Table of Contents (Financial)

license for sales, marketing and distribution and received a nonrefundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such nonrefundable fees were received.

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which requires up-front, nonrefundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 to this license fee resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the years ended June 30, 2002 and 2001, the Company recognized $138,888 and $166,667, respectively in license revenue that was included in the cumulative effect adjustment as of July 1, 2000. Prior year financial statements have not been restated to apply SAB 101 retroactively; however the following pro forma amounts show the net loss to common stockholders and net loss per share assuming the Company had retroactively applied SAB 101 to the prior years:

                                                           Year Ended June 30,
                                                        -----------------------
                                                        2001               2000
                                                        ----               ----
Net loss to common stockholders, as reported    $   (10,599,237)    $   (8,183,438)
                                                    ============        ===========
Net loss per common share, as reported          $         (1.05)    $        (1.10)
                                                          ======             ======
Pro forma net loss to common stockholders       $   (10,238,126)    $   (8,544,549)
                                                    ============        ===========
Pro forma net loss per common share             $         (1.01)    $        (1.15)
                                                          ======             ======

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of the Company's estimated expenses associated with completing the FDA review process of LeuTech.

        Research and Development Costs -- The costs of research and development activities are charged to expense as incurred.

        Stock Options -- The majority of common stock options issued to employees and non- employee directors have been issued at exercise prices greater than, or equal to, the fair market value of the Company's common stock on the date granted. Accordingly, no value has been assigned to these options. In addition, during the current fiscal year, stock options were granted to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options.

        Income Taxes -- The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statementof Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109").

Table of Contents (Financial)

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

        In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management's estimates and analysis, which includes tax laws which may limit the Company's ability to utilize its tax loss carry-forwards.

        Net Loss per Common Share -- The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the years ended June 30, 2002, 2001 and 2000, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 8,694,199 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at June 30, 2002 (See Note 5).

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

(3) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                               June 30,
                                    --------------------------------
                                         2002               2001
                                    -------------      -------------
Office equipment                    $    876,893       $    570,954
Laboratory equipment                   1,071,461            959,258
Leasehold improvements                 2,804,040          1,587,673
                                    -------------      -------------

Table of Contents (Financial)

                                               June 30,
                                    --------------------------------
                                         2002               2001
                                    -------------      -------------
                                       4,752,394          3,117,885
Less: Accumulated depreciation and
     amortization                     (2,335,895)        (1,192,923)
                                    -------------      -------------
                                    $  2,416,499       $  1,924,962
                                    =============      =============

For the years ended June 30, 2002, 2001 and 2000, depreciation expense was $1,146,566, $278,078 and $238,483, respectively.

(4) COMMITMENTS AND CONTINGENCIES:

        Leases -- The Company currently leases two facilities in New Jersey under non- cancelable operating leases and is in the process of terminating the lease for the Company's former Corporate Offices located in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. Future minimum lease payments under these two leases are as follows:

        Fiscal Year Ending June 30,
        ---------------------------
        2003                        $   1,140,000
        2004                            1,315,000
        2005                            1,420,000
        2006                              990,000
        2007 and thereafter             7,629,000
                                   --------------
                                     $ 12,494,000
                                     ============

The Company has accrued $100,000 related to the estimated costs to terminate the Princeton lease. For the years ended June 30, 2002, 2001 and 2000, rent expense was $656,850, $560,476 and $357,362, respectively.

        Employment Agreements -- On July 17, 2001, the Company executed an employment agreement with Perry B. Molinoff, M.D. effective May 1, 2001 and commencing on September 4, 2001. The agreement expires on the second anniversary of the commencement date, provided, however, that on the second anniversary of the commencement date and on each anniversary thereafter, such period shall be automatically extended for additional one-year periods. Pursuant to the agreement, Dr. Molinoff is serving as an executive vice president of the Company in charge of research and development. Under the agreement, Dr. Molinoff was granted options to purchase 245,000 shares of the Company's Common Stock at an exercise price of $3.39. These options vest over the next three anniversaries of the commencement date. The agreement includes specific termination pay and vesting of stock options under certain termination events.

        On October 1, 2001, the Company entered into employment agreements with Carl Spana, Ph.D. to serve as chief executive officer and president, and with Stephen T. Wills to serve as

Table of Contents (Financial)

chief financial officer. Pursuant to the agreements, the Company granted Dr. Spana an option to purchase 100,000 shares and Mr. Wills an option to purchase 70,000 share of the Company’s Common Stock at an exercise price of $3.19, the closing price of the Common Stock on October 1, 2001. These options vest over a three-year period with the first 25% vested immediately, and an additional 25% vested on each anniversary of the date of the agreement through October 1, 2004. The agreements include specified termination pay and vesting of stock options under certain termination events.

        License Agreements -- The Company has three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2003 - $300,000, 2004 - $300,000, 2005 - $200,000, 2006 - $200,000 and 2007 - $200,000.

        Legal Proceedings -- Following the termination of the Company's proposed merger with San Diego-based Molecular Biosystems, Inc. in March 2000, Molecular Biosystems commenced a legal action against the Company, seeking damages arising from the alleged improper termination of the merger agreement. The Company denied the material allegations. In August 2002, in order to avoid the ongoing costs of the litigation and consumption of the Company's time, the Company settled this litigation with Molecular Biosystems for $400,000, which the Company has accrued as of June 30, 2002.

(5) STOCKHOLDERS’ EQUITY (DEFICIT):

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

        Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the "Series A Conversion Price". The current Series A Conversion Price is $3.99, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 25.1 shares of Common Stock. The Series A Conversion Price is subject to adjustment, under certain

Table of Contents (Financial)

circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the Common Stock as of the date of such sale or issuance. The Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding.

        Common Stock Transactions - In private placements of Common Stock and warrants in November 2001 and June 2002, the Company sold and aggregate of 5,997,578 shares of its Common Stock to investors consisting of domestic and European financial institutions and other domestic accredited investors: 4,902,481 shares were sold at $2.25 per share in the November 2001 offering and 1,095,097 shares were sold at $2.20 per share in the June 2002 offering. For every four shares purchased in the November offering, and for every five shares purchased in the June offering, the investors received a five year warrant to purchase one share of common stock at an exercise price of $2.70 for the November offering and $2.75 for the June offering. Based on the sales price of the common stock in these private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $297,603 has been reflected in the Company's consolidated statement of operations for year ended June 30, 2002.

        In connection with these private placements, the Company paid finder's fees of $771,879 for the November offering and $168,000 for the June offering and issued five year warrants to purchase (i) 356,060 shares of Common Stock at prices ranging from $2.66 to $2.70 per share pursuant to the November offering and (ii) 109,510 shares of Common Stock at $2.75 per share pursuant to the June offering.

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

        In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of approximately $222,000 in cash and agreed to issue five- year warrants to purchase an aggregate of 114,073 shares of Common Stock at not less than the exercise prices of the warrants sold in the private placement.

Table of Contents (Financial)

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

        In connection with the private placement, the Company paid compensation to third parties consisting of an aggregate of approximately $248,000 in cash and agreed to issue five- year warrants to purchase an aggregate of 194,600 shares of Common stock at $4.70.

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

        On July 8, 1998, the Company sold TheraTech 363,636 shares of Common stock at a sale price of $5.50 per share or $2,000,000. The net proceeds of the offering, approximately $1,964,000, were used for research and development of the dosage form of PT-141, the Company's peptide hormone product for the treatment of male erectile dysfunction.

        In the fiscal year ended June 30, 1999, the Company issued 25,000 shares of Common Stock in exchange for services and recorded compensation expense for the fair market value of $5.094 per share.

        Outstanding Stock Purchase Warrants - At June 30, 2002, the Company had the following warrants outstanding (prices are rounded to the nearest cent).

                               Common              Exercise Price                 Latest
                            Stock Shares             per Share               Termination Date
                            ------------            -----------              ----------------
                                       22,000         $           0.01           03/15/05
                                       48,387                     0.22           09/13/05
                                       28,250                     2.50           02/15/06
                                      134,188                     2.66           10/29/06
                                       15,000                     2.70           04/30/07
                                    1,447,495                     2.70           10/29/06
                                      328,529                     2.75           06/13/07
                                       30,000                     2.90           04/06/06
                                       25,000                     3.65           12/17/06
                                       15,000                     4.00           12/15/10
                                        3,054                     4.15           02/15/06
                                      277,818                     4.15           06/25/06
                                      978,850              4.37 - 4.70           12/31/03

Table of Contents (Financial)

                               Common              Exercise Price                 Latest
                            Stock Shares             per Share               Termination Date
                            ------------            -----------              ----------------
                                      326,499                     4.39           11/09/02
                                      679,702              4.48 - 5.57           03/12/04
                                      234,359              6.53 - 7.42           11/20/05
                                      576,000              6.60 - 7.50           10/05/05
                                        5,000                     7.00           06/05/05
                Total               5,175,131             $0.01 - 8.68
                                   ==========             ============

        In April 2002, the Company issued warrants to purchase 15,000 shares of its Common Stock at $2.70 per share to Albert Fried, Jr. in consideration for a consulting agreement. These warrants expire on April 30, 2007. Pursuant to SFAS No. 123, the fair value of these warrants, of approximately $14,000, as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations.

        In April and December 2001, the Company issued warrants to purchase 30,000 shares of its Common Stock at $2.90 per share and 25,000 shares at $3.65 per share, respectively to the Cedar Brook Corporate Center as part of the consideration for the lease agreement for the Cranbury, NJ facility. These warrants expire 5 years from the date of issuance. Pursuant to SFAS No. 123, the fair value of these warrants, of approximately $47,000, as calculated by the Black-Scholes option pricing model, will be charged ratably to expense in the statement of operations over the lease term of 10 years.

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

        The Company applies disclosures required by SFAS 123. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under SFAS 123, the Company's net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 2002 would have been $18,096,470 and $1.27 respectively. Net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 2001 would have been $12,208,350 and $1.21, respectively, while net loss and basic and diluted net loss attributable to common stockholders per share for the year ended June 30, 2000 would have been $10,438,724 and $1.40 respectively. Because the SFAS 123 method of accounting has not been applied to options granted prior to September 1, 1995, the resulting pro forma compensation cost, and thus pro forma net loss, may not be representative of that to be expected in future years. The weighted average fair market

Table of Contents (Financial)

value at the date of grant for options granted during 2002, 2001 and 2000 is estimated as $2.35, $2.93 and $2.41 per share, respectively, using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes model are as follows: dividend yield of 0%, expected volatility of 60%, weighted average risk-free interest rate of 4.5% in 2002, 5.78% in 2001 and 6.47% in 2000, and an expected option life of 7 years.

        The status of the plans and individual agreements during the three years ended June 30, 2002, was as follows:

                                    Number of shares       Range of prices    Weighted average
                                   subject to options          per share      Prices per share
                                   ------------------       --------------    ----------------
Outstanding at June 30, 1999            1,975,408           $.20 - $360.00         $4.26
                                        =========           ==============         =====
   Granted                              1,238,210            $.20 - $6.625
   Expired or canceled                   (124,264)          $2.50 - $10.85
   Exercised                              (80,854)            $.22 - $6.25
                                        ----------          --------------
Outstanding at June 30, 2000            3,008,500           $.20 - $360.00         $3.92
                                        =========           ==============         =====
   Granted                                983,125           $2.86 - $6.063
   Expired or canceled                   (119,434)           $3.50 - $6.00
   Exercised                             (487,016)           $.20 - $3.875
                                        ----------          --------------
Outstanding at June 30, 2001            3,385,175           $.22 - $360.00         $4.14
                                        =========           ==============         =====
   Granted                                695,000           $2.86 - $6.063
   Expired or canceled                   (411,832)           $3.50 - $6.00
   Exercised                             (149,250)           $.20 - $3.875
   Accumulated fractions                      (25)           $.22 - $21.70
                                        ----------          --------------
Outstanding at June 30, 2002            3,519,068            $.22 - $21.70         $4.30
                                        =========           ==============         =====
Exercisable at June 30, 2002            2,477,838            $.22 - $21.70         $4.47

                              Shares       Weighted      Weighted                         Weighted
                           Purchasable     Average        Average          Shares        Average Price
   Range of                  Under      Option Life      Exercise     Exercisable At   Of Exercisable
Exercise Prices             Options       (Years)         Price        June 30, 2002       Shares
---------------            -----------  -----------      --------     ---------------  --------------
$0.22 - $0.99                    184        3.17           $0.22              184           $0.22
$1.00 - $2.49                 74,196        5.74           $1.00           74,196           $1.00
$2.50 - $3.99              1,679,294        7.93           $3.15        1,065,562           $3.05
$4.00 - $5.99              1,334,375        7.52           $4.70          915,212           $4.75
$6.00 - $8.00                396,959        5.22           $6.95          388,624           $6.96
$8.01 - $18.49                12,433        1.11          $18.38           12,433          $18.38
$18.50 - $21.70               21,627        1.41          $21.70           21,627          $21.70
                           ---------        ----          ------        ---------          ------

Table of Contents (Financial)

                              Shares       Weighted      Weighted                         Weighted
                           Purchasable     Average        Average          Shares        Average Price
   Range of                  Under      Option Life      Exercise     Exercisable At   Of Exercisable
Exercise Prices             Options       (Years)         Price        June 30, 2002       Shares
---------------            -----------  -----------      --------     ---------------  --------------
                                            ALL OUTSTANDING OPTIONS:
$0.22 - $21.70             3,519,068        7.35          $4.30         2,477,838           $4.47
                           =========        ====          =====         =========          ======

(6) INCOME TAXES:

        The Company has had no income tax expense or benefit since inception because of operating losses. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. Based on the Company's historical losses, a valuation allowance for the net deferred tax assets has been recorded at June 30, 2002.

        The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of past changes in majority ownership, the Company most likely will not be able to fully realize the benefit of its net operating loss carryforwards.

        Significant components of the Palatin's deferred tax asset for federal and state purposes is as follows:

                                                     June 30,
                                         -----------------------------------
                                                2002                 2001
                                           -------------        -------------
Net operating loss carryforwards ........  $ 24,267,000         $ 17,820,000
Research and development tax credits ....       866,000              716,000
Non-deductible expenses .................     1,138,000              780,000
                                           -------------        -------------
                                             26,271,000           19,316,000
Valuation Allowances ....................   (26,271,000)         (19,316,000)
                                           -------------        -------------
Net deferred tax assets..................  $          -         $          -
============= =============

        A valuation allowance was established for 100% of the deferred tax assets as realization of such benefits is not assured.

        During 2002 and 2001, the Company sold New Jersey State operating loss carryforwards and research and development credits, which resulted in the recognition of $392,410 and $325,152, respectively in tax benefits.

((7) GRANTS AND CONTRACTS:

        The Company applies for and has received grants and contracts under the Small Business Innovative Research ("SBIR") program and other federally funded grant and contract programs. Since inception, approximately $3,738,000 of the Company's revenues has been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no

Table of Contents (Financial)

royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited.

        On May 13, 2002, the Company entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the strategic collaboration agreement dated as of August 17, 1999 for the development of LeuTech. Under the terms of the original agreement, Mallinckrodt paid a licensing fee of $500,000 (see Note 2) and purchased 700,000 restricted unregistered shares of Series C Convertible Preferred Stock for $13,000,000 (see Note 5). The Company shared LeuTech development expenses prior to approval equally with Mallinckrodt. Mallinckrodt agreed to pay the Company milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. The Company agreed to arrange for the manufacture of LeuTech and would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of the Company's estimated expenses associated with completing the FDA review process of LeuTech. Additionally, the timing of the $10 million in future milestone payments has been revised to coincide with LeuTech's anticipated marketing approval and achievement of future sales goals (see Note 2).

        During the years ended June 30, 2001 and 2000, the Company recognized $1,400,000 and $4,150,000, respectively, as contract revenue related to the development of LeuTech. The Company did not recognized any contract revenue during the year ended June 30, 2002.

(8) CONSOLIDATED QUARTERLY FINANCIAL DATA -- UNAUDITED:

        The following tables provide quarterly data for the fiscal years ended June 30, 2002 and 2001.

                                                                       Three Months Ended
                                            -------------------------------------------------------------------------
                                              September 30,       December 31,        March 31,          June 30,
                                                  2001                2001               2002              2002
                                            -----------------   ----------------   ----------------  ----------------
                                                          (amounts in thousands except per share data)
Total revenues                                  $          41      $          42     $           99      $         99
Total operating expenses                                3,000              4,266              4,662             5,193
Total other income (expense)                              101                 79                 64                65
                                            -----------------   ----------------   ----------------  ----------------

    Loss before income taxes                           (2,858)            (4,145)            (4,499)           (5,029)
Income tax benefit                                          -                162                230                 -
                                            -----------------   ----------------   ----------------  ----------------

Net loss                                               (2,858)            (3,983)            (4,269)           (5,029)
Preferred stock dividend                                    -               (286)                 -               (11)
                                            -----------------   ----------------   ----------------  ----------------
Net loss attributable to common shares           $     (2,858)      $     (4,269)      $     (4,269)     $     (5,040)
                                            =================   ================   ================  ================

Basic and diluted net loss per common share      $      (0.26)      $      (0.33)      $      (0.26)     $      (0.31)
                                            =================   ================   ================  ================

Table of Contents (Financial)

                                                                       Three Months Ended
                                            -------------------------------------------------------------------------
                                              September 30,       December 31,        March 31,          June 30,
                                                  2001                2001               2002              2002
                                            -----------------   ----------------   ----------------  ----------------
                                                          (amounts in thousands except per share data)
Weighted average number of common shares
   outstanding, used in computing basic and
   diluted net loss per common share               11,199,611         13,013,547         16,140,790        16,495,204
                                            =================   ================   ================  ================

        As previously disclosed in the Company's March 31, 2002 Form 10-Q, the Company had recorded a charge of $916,000 in the quarter ended September 30, 2001 related to the impairment of leasehold improvements at the Company's Edison, New Jersey facility. Given that the Company utilized that facility through June 30, 2002, an impairment charge should not have been taken as previously reported, but rather as a change in the remaining estimated useful life of the leasehold improvements. The Company appropriately accounted for the change in estimated useful life in the previously reported results of operations for the three months ended March 31, 2002, but did not restate the results of operations previously filed for the three months ended December 31, 2001 and September 30, 2001. The above presented quarterly results for the three months ended September 30 and December 31, 2001 reflect the appropriate accounting for the change in estimate, and as a result, do not agree with quarterly results previously presented in the Company's September 30 and December 31, 2001 Form 10-Qs. The previously reported net loss for the three months ended September 30, 2001 was higher by $744,000 and the net loss for the three months ended December 31, 2001 was lower by $211,000.

                                                                         Three Months Ended
                                               ----------------------------------------------------------------------
                                                September 30,      December 31,        March 31,         June 30,
                                                    2000               2000              2001              2001
                                               ---------------   ----------------   ---------------   ---------------
                                                            (amounts in thousands except per share data)
Total revenues                                  $          897     $          706    $          143   $             42
Total operating expenses                                 3,162              3,093             3,013             3,865
Total other income (expense)                                85                278               264               155
                                               ---------------   ----------------   ---------------   ---------------
    Loss before income taxes and cumulative
        Effect of accounting change                    (2,180)            (2,109)           (2,606)           (3,668)
Income tax benefit                                           -                325                 -                 -
                                               ---------------   ----------------   ---------------   ---------------
    Loss before cumulative effect of
        Accounting change                              (2,180)            (1,784)           (2,606)           (3,668)
Cumulative effect of accounting change                   (361)                  -                 -                 -

                                               ---------------   ----------------   ---------------   ---------------
Net loss                                        $      (2,541)     $      (1,784)    $      (2,606)     $     (3,668)
                                               ===============   ================   ===============   ===============
Net loss per share
    Basic and diluted net loss before
       Cumulative effect of accounting change   $       (0.27)     $       (0,17)    $       (0.24)    $       (0.33)
Cumulative effect of accounting change                  (0.04)                  -                 -                 -
                                               ===============   ================   ===============   ===============
Basic and diluted net loss per common share     $       (0.31)     $       (0.17)    $       (0.24)    $       (0.33)
                                               ===============   ================   ===============   ===============
Weighted average number of common shares
   outstanding, used in computing basic and
   diluted net loss per common share                 8,080,352         10,366,170        11,000,017        11,152,819
                                               ===============   ================   ===============   ===============

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On August 8, 2002, upon the recommendation and approval of our Audit Committee, we dismissed Arthur Andersen LLP ("Andersen") as our principal independent public accountants and engaged KPMG LLP ("KPMG") as our principal independent public accountants.

        In connection with the audits for the two (2) most recent years ended June 30, 2001 and 2000 and the subsequent interim period through the filing date of this Annual Report on Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with their reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The reports of Andersen on our consolidated financial statements, as of and for the years ended June 30, 2001 and 2000, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

        We provided Andersen with the foregoing disclosures and requested Andersen to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. While we have received no information from Andersen that Andersen has a basis for disagreement with such statements, we have been unable to obtain such a letter due to the fact that the personnel primarily responsible for our account (including the engagement partner and manager) have left Andersen.

        During the years ended June 30, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K, neither we nor someone on our behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

        The information required by Part III of Form 10-K under

•	Item 10 – Directors and Executive Officers of the Registrant

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report

•	Item 13 – Certain Relationships and Transactions

is incorporated by reference from our definitive proxy statement relating to the 2002 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our June 30, 2002 fiscal year end.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) Documents filed as part of the report:

        1. Financial statements: the following financial statements are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

        - Independent Auditors' Report
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

No.	Description

3.01	Certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

3.02	Bylaws. Incorporated by reference to Exhibit 3.2 of our Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.01	RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.02	1996 Stock Option Plan, as amended effective July 1, 1999. Incorporated by reference to Exhibit 10.02 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit 4.15 of our Form S-8 filed with the SEC on June 17, 1998. †

10.04	Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. †

10.05	Form of RhoMed Class A Warrant. Incorporated by reference to Exhibit 10.16 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.06	Form of Placement Agent Warrant for the RhoMed Class A Offering. Incorporated by reference to Exhibit 10.17 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.07	Form of RhoMed Class B Warrant. Incorporated by reference to Exhibit 10.19 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.08	Form of Placement Agent Warrant for the RhoMed Class B Offering. Incorporated by reference to Exhibit 10.20 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.09	Form of Placement Agent Warrant for the RhoMed common stock offering. Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.10	Form of Placement Agent Warrant for the Series A Convertible Preferred Stock Offering. Incorporated by reference to Exhibit 10.29 of our registration statement on Form S-3, filed with the SEC on November 25, 1997.

10.11	Stock Purchase Agreement dated as of July 6, 1998, between Palatin and TheraTech, Inc. Incorporated by reference to Exhibit 99.1 of our current report on Form 8-K dated July 8, 1998, filed with the SEC on July 9, 1998.

10.12	Lease between Carnegie 214 Associates Limited Partnership and Palatin Technologies, Inc. dated May 6, 1997. Incorporated by reference to Exhibit 10.26 of our annual report on Form 10-KSB for the year ended June 30, 1997, filed with the SEC on September 26, 1997.

10.13	Consulting Agreement between Palatin and Summercloud Bay, Inc. Incorporated by reference to Exhibit 10.36 of our annual report on Form 10-KSB/A, Amendment No. 1, dated June 30, 1998, filed with the SEC on October 2, 1998. †

10.14	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.15	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in Exhibit 10.15. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.16	Form of warrant and registration rights for the warrant issued in April 2000 with an expiration date of March 15, 2005. Incorporated by reference to Exhibit 10.22 of our Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

10.17	Form of stock purchase agreement for our September-October 2000 private placement. Incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.18	Form of registration rights agreement for the September-October 2000 private placement. Incorporated by reference to Exhibit 10.2 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.19	Form of warrant issued to purchasers in the September-October 2000 private placement. Incorporated by reference to Exhibit 10.3 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.20	Separation Agreement and General Release between Palatin and Charles Putnam, dated as of November 30, 2000. Incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended December 31, 2000, filed on February 14, 2001. †

10.21	Employment Agreement dated as of July 17, 2001, between Palatin Technologies, Inc. and Perry B. Molinoff. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the period ended June 30, 2001, filed with the SEC on September 28, 2001. †

10.22	Employment Agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001, filed with the SEC on November 14, 2001. †

10.23	Employment Agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2001, filed with the SEC on November 14, 2001. †

10.24	Form of stock purchase agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.

10.25	Form of registration rights agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.2 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.26	Form of warrant issued to purchasers in our October 2001 private placement. Incorporated by reference to Exhibit 10.3 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.27	Form of stock purchase agreement for our June-July 2002 private placement. *

10.28	Form of registration rights agreement for our June-July 2002 private placement. *

10.29	Form of warrant issued to purchasers in our June-July 2002 private placement. *

21	Subsidiaries of the registrant. *

23.1	Consent of KPMG LLP, independent auditors. *

        ___________________________________________

        * Exhibit filed with this report.

        † Management contract

(b) Reports on Form 8-K

        We filed one report on Form 8-K during the last quarter of the fiscal year ended June 30, 2002. The report, dated and filed on May 29, 2002, contained an Item 9 disclosure of our announcement of clinical trial results.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By: /s/ Carl Spana
      Carl Spana, Ph.D.
      President and Chief Executive Officer

Date: September 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 30, 2002
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 30, 2002
Stephen T. Wills	(principal financial and accounting officer)

/s/ Perry B. Molinoff	Executive Vice President of Research & Development	September 30, 2002
Perry B. Molinoff	and Director

/s/ John K.A. Prendergast	Chairman and Director	September 30, 2002
John K.A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 30, 2002
Robert K. deVeer, Jr.

/s/ Kevin S. Flannery	Director	September 30, 2002
Kevin S. Flannery

/s/ Zola P. Horovitz	Director	September 30, 2002
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 30, 2002
Robert I. Taber

CERTIFICATION BY PRINCIPAL EXECUTIVE OFFICER

I, Carl Spana, certify that:

        1. I have reviewed this annual report on Form 10-K of Palatin Technologies, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Carl Spana
President and Chief Executive Officer

CERTIFICATION BY PRINCIPAL FINANCIAL OFFICER

I, Stephen T. Wills, certify that:

        1. I have reviewed this annual report on Form 10-K of Palatin Technologies, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002

/s/ Stephen T. Wills
Executive Vice President and Chief Financial Officer