Form 10-Q
period 2002-09-30
PALATIN TECHNOLOGIES INC
filed 2002-11-15
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 0-22686

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4C Cedar Brook Drive
Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (609) 495-2200

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

As of November 14, 2002, 18,968,086 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of September 30, 2002 and June 30, 2002	Page 3

CONSOLIDATED STATEMENTS OF OPERATIONS --
For the Three Months Ended September 30, 2002 and
September 30, 2001 and the Period from January 28, 1986
	(Commencement of Operations) through September 30, 2002	Page 4

CONSOLIDATED STATEMENTS OF CASH FLOWS --
For the Three Months Ended September 30, 2002 and
September 30, 2001 and the Period from January 28, 1986
	(Commencement of Operations) through September 30, 2002	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 16

Item 4.	Controls and Procedures	Page 16

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                September 30, 2002   June 30, 2002
                                                                ------------------   -------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $   4,329,271    $   7,944,264
  Accounts receivable                                                    346,000                -
  Prepaid expenses and other                                             247,719          349,883
                                                                   --------------   --------------
      Total current assets                                             4,922,990        8,294,147

Property and equipment, net                                            3,589,934        2,416,499
Restricted cash                                                          428,075          433,844
Investments                                                            1,195,505        1,178,717
Other                                                                     32,507           35,009
                                                                   --------------   --------------
                                                                   $  10,169,011    $  12,358,216
                                                                   ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations                     $     140,035    $           -
  Accounts payable                                                     2,066,555        1,579,336
  Accrued expenses                                                       447,951          661,883
  Accrued compensation                                                         -          236,200
  Accrued litigation settlement                                          150,000          400,000
  Deferred revenue                                                       916,514          794,018
                                                                   --------------   --------------
      Total current liabilities                                        3,721,055        3,671,437
                                                                   --------------   --------------

Long term capital lease obligations                                      186,491                -
                                                                   --------------   --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 26,192 shares issued and outstanding
      as of September 30, 2002 and June 30, 2002, respectively;              262              262
    Series C Convertible; 700,000 shares issued and outstanding
      as of September 30, 2002 and June 30, 2002, respectively;            7,000            7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 18,968,090 and 17,423,076 shares as of
      September 30, 2002 and June 30, 2002, respectively;                189,681          174,231
  Additional paid-in capital                                          80,442,971       78,792,240
  Deferred compensation                                                  (57,831)         (53,942)
  Accumulated other comprehensive income                                  22,104           10,604
  Deficit accumulated during development stage                       (74,342,722)     (70,243,616)
                                                                   --------------   --------------
                                                                       6,261,465        8,686,779
                                                                   --------------   --------------
                                                                   $  10,169,011    $  12,358,216
                                                                   ==============   ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                      Inception
                                                Three Months Ended September 30,  (January 28, 1986)
                                                --------------------------------       through
                                                       2002            2001       September 30, 2002
                                                  ------------    ------------    ------------------
REVENUES:
     Grants and contracts                         $   425,000     $         -       $ 10,049,094
     License fees and royalties                       198,505          41,667          2,299,894
     Other                                                  -               -            318,917
                                                  ------------    ------------      -------------
          Total revenues                              623,505          41,667         12,667,905
                                                  ------------    ------------      -------------

OPERATING EXPENSES:
     Research and development                       3,588,525       2,101,461         58,561,838
     General and administrative                     1,179,627         899,899         28,560,885
     Net intangibles write down                             -               -            259,334
                                                  ------------    ------------      -------------
          Total operating expenses                  4,768,152       3,001,360         87,382,057
                                                  ------------    ------------      -------------

OTHER INCOME (EXPENSES):
     Interest income                                   46,504         102,087          2,500,083
     Interest expense                                    (963)           (678)        (1,960,104)
     Merger costs                                           -               -           (525,000)
                                                  ------------    ------------      -------------
          Total other income/(expenses)                45,541         101,409             14,979
                                                  ------------    ------------      -------------

          Loss before income taxes and cumulative
            effect of accounting change            (4,099,106)     (2,858,284)       (74,699,173)
    Income tax benefit                                      -               -            717,562
                                                  ------------    ------------      -------------

          Loss before cumulative effect of
            accounting change                      (4,099,106)     (2,858,284)       (73,981,611)
    Cumulative effect of accounting change                  -               -           (361,111)
                                                  ------------    ------------      -------------

NET LOSS                                           (4,099,106)     (2,858,284)       (74,342,722)

PREFERRED STOCK DIVIDEND                              (17,459)              -         (3,326,086)
                                                  ------------    ------------      -------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                      $(4,116,565)    $(2,858,284)      $(77,668,808)
                                                  ============    ============      =============

Basic and diluted net loss per common share       $     (0.22)    $     (0.26)
                                                  ============    ============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share             18,497,853      11,199,611
                                                  ============    ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                Inception
                                                        Three Months Ended September 30,   (January 28, 1986)
                                                        --------------------------------         Through
                                                               2002             2001       September 30, 2002
                                                          ------------     ------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(4,099,106)     $(2,858,284)      $(74,342,722)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                       -                -             361,111
      Depreciation and amortization                           154,564          287,678          2,685,294
      License fee                                                  -                -             500,000
      Interest expense on note payable                             -                -              72,691
      Accrued interest on long-term financing                      -                -             796,038
      Accrued interest on short-term financing                     -                -               7,936
      Intangibles and equipment write down                         -                -             278,318
      Common stock and notes payable issued for expenses           -                -             751,038

      Settlement with consultant                                   -                -             (28,731)
      Acceleration of options previously granted                   -                -           1,505,315
      Stock based compensation                                 (3,889)          15,288          4,393,892
      Deferred revenue                                        122,496          (41,667)           555,403
      Changes in certain operating assets and liabilities:
        Accounts receivable                                  (346,000)                -          (346,000)
        Prepaid expenses and other                            107,933          (22,982)        (1,043,420)
        Accounts payable                                      487,219         (227,332)         2,066,555
        Accrued expenses and other                           (700,132)         158,137            136,784
                                                          ------------     ------------      -------------
            Net cash used for operating activities         (4,276,915)      (2,689,162)       (61,650,498)
                                                          ------------     ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of short-term investments                      (5,288)                -        (1,177,295)
      Purchases of property and equipment                    (907,577)        (146,724)        (5,715,312)
                                                          ------------     ------------      -------------
            Net cash used for investing activities           (912,865)        (146,724)        (6,892,607)
                                                          ------------     ------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable, related party                   -                -             302,000
      Payments on notes payable, related party                     -                -            (302,000)
      Proceeds from senior bridge notes payable                    -                -           1,850,000
      Payments on senior bridge notes payable                      -                -          (1,850,000)
      Payments on capital lease obligations                   (91,394)              -             (91,394)
      Proceeds from notes payable and long-term debt               -                -           3,951,327
      Payments on notes payable and long-term debt                 -                -          (1,951,327)
      Proceeds from Common stock, stock option
       and warrant issuances, net                           1,666,181               -          46,755,111
      Proceeds from Preferred stock, net                           -                -          24,210,326
      Purchase of treasury stock                                   -                -              (1,667)
                                                          ------------     ------------      -------------
            Net cash provided by financing activities       1,574,787               -          72,872,376
                                                          ------------     ------------      -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     (3,614,993)      (2,835,886)         4,329,271

CASH AND CASH EQUIVALENTS, beginning
   of period                                                7,944,264       11,456,424                 -
                                                          ------------     ------------      -------------

CASH AND CASH EQUIVALENTS, end of period                  $ 4,329,271      $ 8,620,538       $  4,329,271                                                                                                               $
                                                          ============     ============      =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1) Organization Activities:

        Nature of Business – Palatin Technologies, Inc. ("Palatin" or the "Company") is a development-stage bio-pharmaceutical company. The Company does not currently offer any products for sale.The Company is currently conducting clinical investigations with its lead drug, PT-141, for the treatment of male and female sexual dysfunction, and is developing additional therapeutic compounds, discovered using its enabling peptide platform technology, MIDAS(TM). Additionally, Palatin is developing a product for infection imaging, LeuTech(R), based on a proprietary radiolabeled monoclonal antibody.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred substantial net losses of $4,099,106 for the three months ended September 30, 2002 and has a deficit accumulated during development stage of $74,342,722, cash and cash equivalents of $4,329,271 and investments of $1,195,505 as of September 30, 2002. The Company anticipates incurring substantial additional losses in the future as it continues development of LeuTech and expands clinical trials for other indications and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, by conducting pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, the Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company's projected operations through December 2002, based on current expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Based on the Company's historical ability to raise capital, management believes that through one or a combination of such factors that it will obtain adequate financing to fund the Company's operations through fiscal year 2003, based on current expenditure levels. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company's financing efforts will be successful. If adequate funds are not available, the Company's financial condition and results of operations will be materially and adversely affected, and the Company may be forced to cease operations.

        These factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows for the three month period ended September 30, 2002 and 2001 and for the period from January 28, 1986 (inception) to September 30, 2002. The results of operations for the three month period ended September 30, 2002 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2003.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2002 and 2001 and for each of the three fiscal years in the period ended June 30, 2002.

(3) Summary of Significant Accounting Policies:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with an original maturity of less than three months. As of September 30, 2002 and June 30, 2002, approximately $428,000 and $434,000, respectively, of cash was restricted to secure letters of credit for security deposits on leases. In September 2002, the Company acquired $417,920 of equipment under capital leases..

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting For Certain Investments in Debt and Equity Securities." The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist of commercial paper and government bonds. Unrealized gains and losses are classified as a separate component of stockholders' equity. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when the license fee is received and the Company has no future performance obligations.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt, Inc. a division of Tyco International. Ltd., to jointly develop and market one of its products. Under the terms of the agreement, the company granted a worldwide license, excluding Europe, for sales, marketing and distribution and received a nonrefundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such nonrefundable fees were received.

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,111, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three months ended September 30, 2002 and 2001, the Company recognized $13,891 and $41,667, respectively in license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company's estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. The Company recognized $184,614 as license revenue for the three months ended September 30, 2002.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company has issued a majority of its outstanding common stock options to employees and non-employee directors, at exercise prices greater than, or equal to, the fair market value of the Company's common stock on the date granted. Accordingly, no value has been assigned to these options. The Company has granted stock options to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options. During the three months ended September 30, 2002, the Company recognized $17,889 of deferred compensation.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three months ended September 30, 2002 and 2001, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 9,454,119 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at September 30, 2002.

        Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(4) Commitments and Contingencies:

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases and is seeking to terminate one of those leases, for the Company's former corporate offices in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility formerly in Edison, New Jersey and the corporate offices formerly in Princeton.

        As of June 30, 2002, the Company had recorded approximately $116,000 in accruals related to the estimated costs to terminate the Princeton lease. As of September 30, 2002, $100,000 of this accrual remains payable.

        Capital Leases – In September 2002, the Company acquired $417,920 of equipment under capital leases. The term of these leases range from 24 to 60 months. As of September 30, 2002, $326,526 remains outstanding pursuant to these lease obligations.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2003 amounts to $300,000. There were no payments due during the three months ended September 30, 2002 under these agreements.

        Legal Proceedings – Following the termination of the Company's proposed merger with San Diego-based Molecular Biosystems, Inc. in March 2000, Molecular Biosystems commenced a legal action against the Company, seeking damages arising from the alleged improper termination of the merger agreement. The Company denied the material allegations. In August 2002, in order to avoid the ongoing costs of the litigation and consumption of the Company's time, the Company settled this litigation with Molecular Biosystems for $400,000 which was accrued for as of June 30, 2002. As of September 30, 2002, $150,000 of the accrual remained payable, which the Company has since paid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

        We make forward-looking statements in this report. Sometimes these statements contain words such as "anticipates," "plans," "intends," "expects" and similar expressions to identify forward-looking statements. These statements are not guarantees of our future performance. Our business involves known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from what we say in this report. We describe a number of these factors in our annual report on Form 10-K for the year ended June 30, 2002. Given these uncertainties, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this report. We may not revise these forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

        We anticipate incurring substantial additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to LeuTech, PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this report. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when we have adequate evidence that the milestone is deemed to be substantive.

Overview

        We are a development-stage pharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	PT-141, is a new, nasally administered peptide for the treatment of sexual dysfunction. Our research suggests this mechanism may involve the central nervous system, which is a different mechanism from currently marketed male erectile dysfunction (MED) therapies. We believe PT-141 has the potential to treat both male and female sexual dysfunction (FSD) and that it may offer significant benefits in terms of safety and efficacy over currently marketed products. We have completed various Phase 1 studies and a Phase 2A efficacy study in male patients and a Phase 1 study in female subjects. We are currently conducting a Phase 2A efficacy study in male patients with more severe erectile dysfunction. Our completed clinical trials in males indicate that PT-141 can induce erections and therefore may be a promising treatment for MED. We are planning to start a placebo-controlled Phase 2B “at home” efficacy study in male patients later this calendar year and a Phase 2A efficacy study in females during the next calendar year.

•	LeuTech®, is a product in development that is to be used to rapidly image and diagnose sites of infection. When injected into the blood stream, LeuTech binds to white blood cells present at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and detect an infection using a gamma camera, a common piece of hospital equipment that records radioactivity. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of equivocal appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and anticipate filing an amendment to the BLA later this calendar year or in the first quarter of calendar year 2003. We are testing LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess and inflammatory bowel disease, which are now in Phase 2 studies.

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures), is our proprietary technology platform that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which we believe offer significant advantages to conventional protein or peptide-based drugs. MIDAS uses metal ions to fix the three-dimensional shape of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, stable chemically and proteolytically, and have the potential to be orally bioavailable. Moreover, unlike most other drug discovery approaches, we believe that MIDAS is unique in that it can be used to generate either receptor antagonists (drugs that block a particular metabolic response) or agonists (drugs that promote a particular metabolic response). In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design traditional small molecule drugs.

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

Results of Operations

Three Month Period Ended September 30, 2002 Compared to Three Month Period Ended September 30, 2001.

        Grants and Contracts – For the three months ended September 30, 2002, we recognized $425,000 in contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd. There was no such revenue for the three months ended September 30, 2001. The increase in contract revenue was attributable to additional shared development costs of LeuTech pursuant to the amended agreement. (See Notes to Consolidated Financial Statements) We had no revenue from grants recorded for the three months ended September 30, 2002 and September 30, 2001.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflects the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the three months ended September 30, 2002, we recorded $198,505 of license revenue, $13,891 of which was included in the cumulative effect adjustment as of July 1, 2000 and $184,614 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. We recorded $41,667 of license revenue for the three months ended September 30, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development – Research and development expenses ("R&D") increased to $3,588,525 for the three months ended September 30, 2002 compared to $2,101,461 for the three months ended September 30, 2001. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141:through September 30, 2002, we have incurred approximately $15.0 million in allocated R&D expenses. For the three months ended September 30, 2002, $1,911,248 of R&D expense was allocated to PT-141 compared to $1,062,214 for the three months ended September 30, 2001. We anticipate incurring approximately $9 million over the next 12 months as we initiate various Phase 2 efficacy studies in both male and female patients. We believe commercialization will require approximately three years of further research, development and testing at an estimated cost of $75 million. We will seek to enter into a strategic collaboration agreement, which would offset a significant portion of the estimated costs.

•	LeuTech:through September 30, 2002, we have incurred approximately $36.3 million in allocated R&D expenses. For the three months ended September 30, 2002, $1,024,334 of R&D expense was allocated to LeuTech compared to $662,513 for the three months ended September 30, 2001. Currently, we are in the process of resolving outstanding FDA issues and we intend to file an amendment to the Biologics License Application for equivocal appendicitis later this calendar year or the first quarter of calendar year 2003. We are also currently conducting various Phase 2 studies with respect to other infection indications. We anticipate incurring approximately $5.0 million in additional R&D expenses prior to the market launch of LeuTech, which we expect to occur in the second half of calendar year 2003, pending FDA approval. We cannot know for certain whether the FDA will approve LeuTech.

•	MIDAS:through September 30, 2002, we have incurred approximately $7.3 million in allocated R&D expenses. For the three months ended September 30, 2002, $652,943 of R&D expense was allocated to MIDAS compared to $376,734 for the three months ended September 30, 2001. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an Investigational New Drug Application ("IND") with the FDA for at least one of these preclinical compounds and initiate clinical testing in calendar year 2003. We anticipate incurring approximately $2.0 million in expenses allocable to MIDAS over the next 12 months. Any projections beyond that are highly uncertain due to the nature of such an early stage in the development process.

        General and administrative – General and administrative expenses increased to $1,179,627 for the three months ended September 30, 2002 compared to $899,899 for the three months ended September 30, 2001. The increase in general and administrative expenses is mainly attributable to an increase in salaries and related personnel expenses and the costs associated with the consolidation and move of our previous locations in New Jersey to Cranbury, New Jersey.

        Interest income – Interest income decreased to $46,504 for the three months ended September 30, 2002 compared to $102,087 for the three months ended September 30, 2001. The decrease in interest income is due to lower cash, cash equivalents and investments available to be invested and lower interest rates on the Company's investments.

        Net loss – Net loss increased to $4,099,106 for the three months ended September 30, 2002 compared to $2,858,284 for the three months ended September 30, 2001. The increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of September 30, 2002, we had a deficit accumulated during development stage of $74,342,722. We have financed our net operating losses through September 30, 2002 by a series of debt and equity financings. At September 30, 2002, we had cash and cash equivalents of $4,329,271 and investments of $1,195,505.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market and sell LeuTech for diagnosis of appendicitis or for any other indication. PT-141 and MIDAS will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage bio-pharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

        For the three months ended September 30, 2002, the net decrease in cash was $3,614,993. Net cash used for operating activities was $4,276,915 and net cash used for investing activities was $912,865 and cash provided by financing activities was $1,574,787.

        In July 2002, we received gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of approximately $1.7 million will be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On July 17, 2002, we moved into our new leased facility of approximately 28,000 square feet in Cranbury, New Jersey that combines both the research and development facility formerly located in Edison, New Jersey and the corporate offices formerly located in Princeton, New Jersey. During the three months ended September 30, 2002, approximately $900,000 was used for capital expenditures. Minimum annual future lease payments escalate from approximately $920,000 per year to $1,550,000 per year. The lease will expire in July 2012.

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

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through December 2002, based on current expenditure levels. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Based on our historical ability to raise capital, we believe that through one or a combination of such factors, we will obtain adequate financing to fund our operations through fiscal year 2003, based on current expenditure levels. There can be no assurance that our financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected, and we may be forced to cease operations.

        We anticipate incurring substantial additional losses over at least the next several years, and we expect our losses to increase as we expand our research and development activities relating to LeuTech, PT-141 and our MIDAS technology. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, by conducting pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of September 30, 2002, our cash, cash equivalents and investments consisted of $5,524,776, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 4. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures. Within the 90 days before we filed this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)). Based on their evaluation, they concluded that our disclosure controls and procedures were adequate and effective to ensure that other persons within Palatin and its consolidated subsidiaries informed those officers in a timely manner of material information relating to Palatin and its subsidiaries, particularly during the period in which we were preparing this report.

        Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls. Accordingly, we did not require or undertake any corrective actions.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        In July 2002, we received gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of approximately $1.7 million are being used primarily for general corporate purposes, specifically for the development and clinical trials of new products based on our proprietary technologies.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits filed with this report:

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

        (b) Reports on Form 8-K

        During the quarter ended September 30, 2002, we filed two reports on Form 8-K:

•	The first report, dated August 2 and filed on August 8, 2002, included Items 5 and 7. Under Item 5 we reported the receipt of proceeds from a private offering of stock warrants. Under Item 7, we filed a copy of our press release dated August 2, 2002, concerning the private placement.

•	The second report, dated August 8 and filed on August 15, 2002, included Item 4, under which we reported that we had changed auditors from Arthur Andersen LLP to KPMG LLP.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: November 14, 2002	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 14, 2002	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Carl Spana, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Palatin Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Carl Spana
Carl Spana, Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Stephen T. Wills, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Palatin Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Stephen T. Wills
Stephen T. Wills, Chief Executive Officer