Form 10-Q
period 2002-12-31
PALATIN TECHNOLOGIES INC
filed 2003-02-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

or

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

As of February 14, 2003, 28,383,557 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of December 31, 2002 and June 30, 2002	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Six Months Ended December 31, 2002 and December 31, 2001 and the Period from January 28, 1986 (inception) through December 31, 2002	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Six Months Ended December 31, 2002 and December 31, 2001 and the Period from January 28, 1986 (inception) through December 31, 2002	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 16

Item 4.	Controls and Procedures	Page 16

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                        December 31, 2002  June 30, 2002
                                                                        -----------------  --------------
ASSETS
Current assets:
  Cash and cash equivalents                                               $   8,566,763    $   7,944,264
  Available for sale investments                                              3,126,745        1,160,773
  Prepaid expenses and other                                                    295,005          349,883
                                                                          --------------   --------------
      Total current assets                                                   11,988,513        9,454,920

Property and equipment, net                                                   3,541,698        2,416,499
Restricted cash                                                                 428,075          433,844
Other                                                                            57,369           52,953
                                                                          --------------   --------------
                                                                          $  16,015,655    $  12,358,216
                                                                          ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt                                       $     144,488    $           -
  Accounts payable                                                            1,537,626        1,579,336
  Accrued expenses                                                              861,817          661,883
  Accrued compensation                                                                -          236,200
  Accrued litigation settlement                                                       -          400,000
  Deferred revenue                                                              683,009          794,018
                                                                          --------------   --------------
      Total current liabilities                                               3,226,940        3,671,437
                                                                          --------------   --------------

Long term debt                                                                  149,856                -
                                                                          --------------   --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; Issued and outstanding 25,942 and 26,192 shares
      as of December 31, 2002 and June 30, 2002, respectively;                      259              262
    Series C Convertible; 700,000 shares issued and outstanding
      as of December 31, 2002 and June 30, 2002, respectively;                    7,000            7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 28,348,770 and 17,423,076 shares as of
      December 31, 2002 and June 30, 2002, respectively                         283,488          174,231
  Additional paid-in capital                                                 91,060,117       78,792,240
  Deferred compensation                                                        (43,832)         (53,942)
  Accumulated other comprehensive income                                         26,498           10,604
  Deficit accumulated during development stage                             (78,694,671)     (70,243,616)
                                                                          --------------   --------------
                                                                             12,638,859        8,686,779
                                                                          --------------   --------------
                                                                          $  16,015,655    $  12,358,216
                                                                          ==============   ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                                 Inception
                                                                                                               (January 28,
                                                                                                                   1986)
                                               Three Months Ended December 31,  Six Months Ended December 31,     through
                                                       2002          2001            2002          2001        December 31, 2002
                                                 -------------  ------------    ------------   ------------    -------------
REVENUES:
     Grants and contracts                         $    35,000   $         -     $   460,000    $         -     $ 10,084,094
     License fees                                     198,505        41,667         397,009         83,334        2,498,398
     Other                                                  -             -               -              -          318,917
                                                 -------------  ------------    ------------   ------------    -------------
          Total revenues                              233,505        41,667         857,009         83,334       12,901,409
                                                 -------------  ------------    ------------   ------------    -------------
OPERATING EXPENSES:
     Research and development                       3,683,007     3,250,365       7,271,531      5,351,826       62,244,844
     General and administrative                     1,191,806     1,015,263       2,371,433      1,915,161       29,752,691
     Net intangibles write down                             -             -               -              -          259,334
                                                 -------------  ------------    ------------   ------------    -------------
          Total operating expenses                  4,874,813     4,265,628       9,642,964      7,266,987       92,256,869
                                                 -------------  ------------    ------------   ------------    -------------
OTHER INCOME (EXPENSES):
     Interest income                                   50,455        79,974          96,959        182,060        2,550,538
     Interest expense                                  (6,189)         (678)         (7,152)        (1,356)      (1,966,293)
     Merger costs                                           -             -               -              -         (525,000)
                                                 -------------  ------------    ------------   ------------    -------------
          Total other income (expenses)                44,266        79,296          89,807        180,704           59,245
                                                 -------------  ------------    ------------   ------------    -------------

          Loss before income taxes and cumulative
            effect of accounting change            (4,597,042)   (4,144,666)     (8,696,148)    (7,002,949)     (79,296,215)
     Income tax benefit                               245,093       162,010         245,093        162,010          962,655
                                                 -------------  ------------    ------------   ------------    -------------
      Loss before cumulative effect of
                   accounting change               (4,351,949)   (3,982,656)     (8,451,055)    (6,840,939)     (78,333,560)
     Cumulative effect of accounting change                 -             -               -              -         (361,111)
                                                 -------------  ------------    ------------   ------------    -------------

NET LOSS                                           (4,351,949)   (3,982,656)     (8,451,055)    (6,840,939)     (78,694,671)
PREFERRED STOCK DIVIDEND                              (98,340)     (285,725)       (115,799)      (285,725)      (3,424,426)
                                                 -------------  ------------    ------------   ------------    -------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                      $(4,450,289)  $(4,268,381)    $(8,566,854)   $(7,126,664)    $(82,119,097)
                                                 =============  ============    ============   ============    =============

Basic and diluted net loss per common share       $     (0.18)  $     (0.33)    $     (0.38)   $     (0.59)
                                                 =============  ============    ============   ============
Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share             24,871,723    13,013,547      22,376,419     12,106,579
                                                 =============  ============    ============   ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                             Inception
                                                           Six Months Ended December 31,  (January 28, 1986)
                                                           -----------------------------      Through
                                                               2002           2001        December 31, 2002
                                                           ------------   ------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(8,451,055)   $(6,840,939)    $(78,694,671)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                        -              -           361,111
      Depreciation and amortization                            291,397        575,745        2,822,127
      License fee                                                   -              -           500,000
      Interest expense on note payable                              -              -            72,691
      Accrued interest on long-term financing                       -              -           796,038
      Accrued interest on short-term financing                      -              -             7,936
      Intangibles and equipment write down                          -              -           278,318
      Common stock and notes payable issued for expenses            -              -           751,038
      Settlement with consultant                                    -              -           (28,731)
      Acceleration of options previously granted                    -              -         1,505,315
      Stock based compensation                                  10,110         30,576        4,407,891
      Deferred revenue                                        (111,009)       (83,334)         321,898
      Changes in certain operating assets and liabilities:
        Prepaid expenses and other                              60,647       (480,228)      (1,090,706)
        Accounts payable                                       (41,710)       861,319        1,537,626
        Accrued expenses and other                            (436,266)      (491,688)         400,650
                                                           ------------   ------------    -------------
            Net cash used for operating activities          (8,677,886)    (6,428,549)     (66,051,469)
                                                           ------------   ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                              (1,959,498)              -      (3,131,505)
      Purchases of property and equipment                     (993,672)      (212,845)      (5,801,407)
                                                           ------------   ------------    -------------
            Net cash used for investing activities          (2,953,170)      (212,845)      (8,932,912)
                                                           ------------   ------------    -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from notes payable, related party                    -              -           302,000
      Payments on notes payable, related party                      -              -          (302,000)
      Proceeds from senior bridge notes payable                     -              -         1,850,000
      Payments on senior bridge notes payable                       -              -        (1,850,000)
      Payments on capital lease obligations                   (123,576)            -          (123,576)
      Proceeds from notes payable and long-term debt                -              -         3,951,327
      Payments on notes payable and long-term debt                  -              -        (1,951,327)
      Proceeds from Common stock, stock option
       and warrant issuances, net                           12,377,131     10,208,876       57,466,061
      Proceeds from Preferred stock, net                            -              -        24,210,326
      Purchase of treasury stock                                    -              -            (1,667)
                                                           ------------   ------------    -------------
            Net cash provided by financing activities       12,253,555     10,208,876       83,551,144
                                                           ------------   ------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         622,499      3,567,482        8,566,763
CASH AND CASH EQUIVALENTS, beginning
   of period                                                 7,944,264     11,456,424               -
                                                           ------------   ------------    -------------
CASH AND CASH EQUIVALENTS, end of period                   $ 8,566,763    $15,023,906     $  8,566,763
                                                           ============   ============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1) Organization Activities:

        Nature of Business — Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company does not currently offer any products for sale. The Company is currently conducting clinical investigations with its lead drug, PT-141, for the treatment of male and female sexual dysfunction, and is developing additional therapeutic compounds, discovered using its enabling peptide platform technology, MIDAS™. Additionally, Palatin is developing a product for infection imaging, LeuTech®, based on a proprietary radiolabeled monoclonal antibody.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a substantial net loss of $8,451,055 for the six months ended December 31, 2002 and has a deficit accumulated during development stage of $78,694,671, cash and cash equivalents of $8,566,763 and available for sale investments of $3,126,745 as of December 31, 2002. The Company anticipates incurring additional losses in the future as it continues development of LeuTech and expands clinical trials for other indications and for PT-141, and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        In November 2002, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11.5 million (see Note 5)

        The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through fiscal year 2003, based on current expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

(2) Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of December 31, 2002 and the results of operations and cash flows for the three and six month periods ended December 31, 2002 and 2001 and for the period from January 28, 1986 (inception) to December 31, 2002. The results of operations for the six month period ended December 31, 2002 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2003.

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

(3) Summary of Significant Accounting Policies:

        Principles of Consolidation — The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows — Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with an original maturity of less than three months. As of December 31, 2002 and June 30, 2002, approximately $428,000 and $434,000, respectively, of cash was restricted to secure letters of credit for security deposits on leases.

        Investments — The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist principally of corporate debt securities with a minimum credit rating of A2 and mutual funds with average durations ranging from one to three years and credit ratings of AAA. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in interest income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

The following is a summary of available for sale investments as of December 31, 2002:

                                              Gross             Gross
                               Cost        Unrealized        Unrealized      Fair Value
                                              Gains            Losses
Corporate debt securities  $   100,000     $     1,333     $         -     $   101,333
Mutual funds                 3,000,247          25,165               -       3,025,412
                           ------------    ------------    ------------    ------------
Total                      $ 3,100,247     $    26,498     $         -     $ 3,126,745
                           ============    ============    ============    ============

The following is a summary of available for sale investments as of June 30, 2002:

                                             Gross              Gross
                             Cost         Unrealized         Unrealized      Fair Value
                                             Gains             Losses
Government securities      $    50,000     $       672     $         -     $    50,672
Corporate debt securities      100,000             860               -         100,860
Mutual funds                 1,000,169           9,072               -       1,009,241
                           ------------    ------------    ------------    ------------
Total                      $ 1,150,169     $    10,604     $         -     $ 1,160,773
                           ============    ============    ============    ============

        Property and Equipment — Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for equipment, seven years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are charged to expense as incurred while expenditures that extend the useful life of an asset are capitalized.

        Impairment of Long-Lived Assets — The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. Impairment is measured at fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when the license fee is received and the Company has no future performance obligations.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt, Inc. a division of Tyco International. Ltd., to jointly develop and market one of its proposed products. Under the terms of the agreement, the company granted a worldwide license, excluding Europe, for sales, marketing and distribution and received a nonrefundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such nonrefundable fees were received.

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,111, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and six months ended December 31, 2002 , the Company recognized $13,891 and $27,781, respectively in license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and six months ended December 31, 2002 the Company recognized $184,614 and $369,228, respectively in license revenue and $400,000 in contract revenue for the attainment of certain milestones under this agreement.

        Research and Development Costs — The costs of research and development activities are charged to expense as incurred.

        Stock Options – Substantially all of the common stock options issued to employees and non-employee directors have been issued at exercise prices greater than, or equal to, their fair market value of the Company’s common stock on the date granted. Accordingly, no value has been assigned to these options. The Company has granted stock options to non-employees for services. The fair value of these options, pursuant to the Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as calculated by the Black-Scholes option pricing model, has been recorded as deferred compensation and is being expensed over the vesting period of such options. During the six months ended December 31, 2002, the Company recognized $17,889 of deferred compensation. The Company did not record any deferred compensation in the three months ended December 31, 2002.

        Income Taxes — The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three and six months ended December 31, 2002 and 2001, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 11,593,577 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at December 31, 2002.

        Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(4) Commitments and Contingencies:

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases and is in the process of terminating the lease for the Company’s former Corporate Offices located in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and corporate offices in Princeton, New Jersey.

        As of December 31, 2002, the Company had accrued $150,000 related to the estimated additional costs to terminate the Princeton lease.

        Capital Leases – In September 2002, the Company acquired $417,920 of lab equipment under capital leases. The term of these leases range from 24 to 60 months. As of December 31, 2002, $294,344 remains outstanding pursuant to these lease obligations.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2003 amounts to $250,000 of which $125,000 was expensed during the six months ended December 31, 2002 under these agreements.

(5) Stockholders’ Equity:

        In November 2002, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11.5 million. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 9,373,940 shares of common stock and 1,874,788 warrants at a market value of approximately $1.23 per share. For every five shares of common stock purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of $1.54 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company’s outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a deemed dividend of $98,340 has been reflected in the Company’s consolidated statement of operations.

        In July 2002, the Company received gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased 1,545,063 shares of common stock and 309,012 warrants at a market value of approximately $1.17 per share. For every five shares of common stock purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of $1.46 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company's outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a deemed dividend of $17,459 has been reflected in the Company's consolidated statement of operations.

(6) Income Tax Benefit:

        In December 2002, the Company sold New Jersey net operating losses pursuant to the New Jersey Economic Development Authority’s Tax Transfer Program. As a result, the Company received $245,093, which is reflected as an income tax benefit in the statement of operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

        We are a development-stage biopharmaceutical company committed to the discovery, development and commercialization of novel therapeutics. We do not currently offer any products for sale. We are concentrating our efforts on the following:

•	PT-141, is a new, nasally administered peptide for the treatment of male and female sexual dysfunction. Our research suggests this mechanism may involve the central nervous system, which is a different mechanism from currently marketed male erectile dysfunction (MED) therapies. We believe PT-141 has the potential to treat both male and female sexual dysfunction (FSD) and that it may offer significant benefits in terms of safety and efficacy over currently marketed products. We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients and a Phase 1 study in female subjects. We are planning to start a placebo-controlled Phase 2B “at home” efficacy study in male patients in the first half of calendar year 2003 and a Phase 2A efficacy study in female patients in the second half of calendar year 2003.

•	LeuTech®, is a product in development that is to be used to rapidly image and diagnose sites of infection. When injected into the blood stream, LeuTech binds to white blood cells present at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and detect an infection using a gamma camera, a common piece of hospital equipment that records radioactivity. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of equivocal appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and anticipate filing an amendment to the BLA in the first half of calendar year 2003. We are testing LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease, and pulmonary imaging, which are now in Phase 2 studies.

•	MIDAS™ (Metal Ion-induced Distinctive Array of Structures), is our proprietary technology platform that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which we believe offer significant advantages to conventional protein or peptide-based drugs. MIDAS uses metal ions to fix the three-dimensional shape of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, stable chemically and proteolytically, and have the potential to be orally bioavailable. Moreover, unlike most other drug discovery approaches, we believe that MIDAS is unique in that it can be used to generate either receptor antagonists (drugs that block a particular metabolic response) or agonists (drugs that promote a particular metabolic response). In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design traditional small molecule drugs.

We have initiated a MIDAS program to discover and develop compounds that interact with the melanocortin (MC) family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an IND for at least one of these preclinical compounds and initiate clinical testing within the next 12 months.

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

Results of Operations

Three and Six Month Periods Ended December 31, 2002 Compared to Three and Six Month Periods Ended December 30, 2001.

        Grants and Contracts – For the three and six months ended December 31, 2002, we recognized $35,000 and $460,000, respectively in contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd. compared to nothing for the three and six months ended December 31, 2001. The increase in contract revenue was attributable to additional shared development costs of LeuTech pursuant to the amended agreement. (See Notes to Consolidated Financial Statements) We had no revenue from grants recorded for the three and six months ended December 31, 2002 and December 31, 2001.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflects the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the three and six months ended December 31, 2002, we recorded $198,505 and $397,009, respectively of license revenue. For the three and six months ended December 31, 2002, $13,891 and $27,781, respectively of the license revenue recorded was included in the cumulative effect adjustment as of July 1, 2000 and $184,614 and $369,228, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. We recorded $41,667 and $83,334, respectively, of license revenue for the three and six months ended December 31, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development — Research and development expenses (“R&D”) increased to $3,683,007 and $7,271,531, respectively, for the three and six months ended December 31, 2002 compared to $3,250,365 and $5,351,826, respectively, for the three and six months ended December 31, 2001. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141, to date we incurred approximately $16.6 million in allocated R&D expenses. For the three and six months ended December 31, 2002, $1,634,238 and $3,545,486, respectively, of R&D expense was allocated to PT-141 compared to $1,556,332 and $2,618,546, respectively, for the three and six months ended December 31, 2001. We anticipate incurring approximately $10.0 million over the next 12 months as we initiate various Phase 2 efficacy studies in both male and female patients. We believe commercialization will require approximately four years of further research, development and testing at an estimated cost of over $75 million. We expect to execute a collaboration agreement, including development cost sharing principles, which will offset a significant portion of the estimated costs.

•	LeuTech, to date we have incurred approximately $37.6 million in allocated R&D expenses. For the three and six months ended December 31, 2002, $1,348,372 and $2,372,706, respectively, of R&D expense was allocated to LeuTech compared to $1,168,414 and $1,830,927, respectively, for the three and six months ended December 31, 2001. Currently, we are in the process of resolving outstanding issues and we intend to file an amendment to the Biologics License Application for equivocal appendicitis in first half of calendar 2003. We are also currently conducting various Phase 2 studies with respect to other infection indications. We anticipate incurring approximately $4 million in additional R&D expenses during calendar year 2003.

•	MIDAS, to date we have incurred approximately $8.0 million in allocated R&D expenses. For the three and six months ended December 31, 2002, $700,397 and $1,353,339, respectively, of R&D expense was allocated to MIDAS compared to $525,619 and $902,353, respectively, for the three and six months ended December 31, 2001. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an Investigational New Drug Application (“IND”) with the FDA for at least one of these preclinical compounds and initiate clinical testing within the next twelve months. We anticipate incurring approximately $4 million in expenses allocable to MIDAS over the next 12 months. Any projections beyond that are highly uncertain due to the nature of such an early stage in the development process.

        General and administrative — General and administrative expenses increased to $1,191,806 and $2,371,433, respectively, for the three and six months ended December 31, 2002 compared to $1,015,263 and $1,915,161 for the three and six months ended December 31, 2001. The increase in general and administrative expenses is mainly attributable to an increase in salaries and related personnel expenses and the costs associated with the consolidation and move of our previous locations in New Jersey to Cranbury, New Jersey.

        Interest income — Interest income decreased to $50,455 and $96,959, respectively, for the three and six months ended December 31, 2002 compared to $79,974 and $182,060, respectively, for the three six months ended December 31, 2001. The decrease in interest income is due to lower cash, cash equivalents and investments available to be invested and lower interest rates on the Company’s investments.

        Net loss — Net loss increased to $4,351,949 and $8,451,055, respectively, for the three and six month periods ended December 31, 2002 compared to $3,982,656 and $6,840,939 for the three and six month periods ended December 30, 2001. This increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of December 31, 2002, we had a deficit accumulated during development stage of $78,694,671. We have financed our net operating losses through December 31, 2002 by a series of debt and equity financings. At December 31, 2002, we had cash and cash equivalents of $8,566,763 and available for sale investments of $3,126,745.

        For the six months ended December 31, 2002, the net increase in cash was $622,499. Net cash used for operating activities was $8,677,886, net cash used by investing activities was $2,953,170 and net cash provided by financing activities was $12,253,555.

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

        On November 15, 2002, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of $11.5 million. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased 9,373,940 shares of common stock and 1,874,788 warrants at a market value of approximately $1.23 per share. For ever five shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of $1.54 per share. The net proceeds of approximately $10.7 million will be used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

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

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2003 — $250,000, 2004 — $250,000, 2005 — $200,000, 2006 — $200,000 and 2007 — $200,000.

        We are and expect to continue searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through fiscal year 2003, based on current expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that our financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected, and we may be forced to cease operations.

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

        As of December 31, 2002, our cash, cash equivalents and available for sale investments consisted of $11,693,508, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

                Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses in our internal controls. Accordingly, we did not require or undertake any corrective actions .

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        In a private placement of common stock and warrants which concluded in November 2002, we sold 9,373,940 shares of our $.01 par value common stock at a market value of approximately $1.23 per share. For every five shares purchased, the investors also received a five-year warrant which entitles the holder to purchase one share of common stock at an exercise price of $1.54 per share. The gross proceeds were approximately $11.5 million and the net proceeds were approximately $10.7 million. We made the private placement solely to foreign and domestic accredited investors pursuant to Regulations D and S under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. In connection with the private placement, we paid finder's fees totaling $790,433 and issued five-year warrants to finders to purchase a total of 458,647 shares of common stock at $1.54 per share.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders which convened on December 6, 2002, the stockholders:

•	elected seven directors

•	ratified the appointment of KPMG LLP as our independent public accountants for the fiscal year ending June 30, 2003

Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Election of directors:	For	Witheld Authority	Broker Non-votes

Carl Spana, Ph.D.	10,510,728	123,470	0

Perry B. Molinoff, M.D.	10,573,347	60,851	0

John K.A. Prendergast, Ph.D.	10,573,347	60,851	0

Robert K. deVeer, Jr.	10,573,347	60,851	0

Kevin S. Flannery	10,573,347	60,851	0

Zola P. Horovitz, Ph.D.	10,573,347	60,851	0

Robert I. Taber, Ph.D.	10,573,347	60,851	0

Item:	For	Against	Abstentions	Broker Non-votes

Ratification of accountants	10,500,030	109,404	24,764	0

Abstentions and broker non-votes were counted neither for nor against the election of officers or the ratification of accountants.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits filed with this report:

None.

     (b) Reports on Form 8-K

•	On November 20, 2002, we filed a current report on Form 8-K reporting an Item 5 event regarding the completion of a private placement.

•	On October 1, 2002, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 14, 2003	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 14, 2003	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 14, 2003

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: February 14, 2003

/s/ Stephen T. Wills

Stephen T. Wills, Chief Financial Officer