Form 10-Q
period 2003-03-31
PALATIN TECHNOLOGIES INC
filed 2003-05-15
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

As of May 15, 2003, 41,816,651 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of March 31, 2003 and June 30, 2002	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Nine Months Ended March 31, 2003 and March 31, 2002 and the Period from January 28, 1986 (inception) through March 31, 2003	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2003 and March 31, 2002 and the Period from January 28, 1986 (inception) through March 31, 2003	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 18

Item 4.	Controls and Procedures	Page 18

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                     March 31, 2003     June 30, 2002
                                                                    ---------------     -------------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  22,391,839      $   7,944,264
  Available for sale investments                                         3,108,902          1,160,773
  Prepaid expenses and other                                               649,939            349,883
                                                                     --------------     --------------
      Total current assets                                              26,150,680          9,454,920

Property and equipment, net                                              3,426,713          2,416,499
Restricted cash                                                            428,075            433,844
Other                                                                       59,577             52,953
                                                                     --------------     --------------
                                                                     $  30,065,045      $  12,358,216
                                                                     ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt                                  $     145,382      $           -
  Accounts payable                                                       1,385,495          1,579,336
  Accrued expenses                                                       2,933,446            661,883
  Accrued compensation                                                           -            236,200
  Accrued litigation settlement                                                  -            400,000
  Deferred revenue                                                         490,131            794,018
                                                                     --------------     --------------
      Total current liabilities                                          4,954,454          3,671,437
                                                                     --------------     --------------

Long term debt                                                             114,097                  -
                                                                     --------------     --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; Issued and outstanding 24,867 and 26,192
      shares as of March 31, 2003 and June 30, 2002, respectively;             249                262
    Series C Convertible; 700,000 shares issued and outstanding
      as of March 31, 2003 and June 30, 2002 respectively;                   7,000              7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
      Issued and outstanding 41,816,653 and 17,423,076 shares as of
      March 31, 2003 and June 30, 2002, respectively                       418,167            174,231
  Additional paid-in capital                                           108,943,698         78,792,240
  Deferred compensation                                                    (35,070)           (53,942)
  Accumulated other comprehensive income                                     8,700             10,604
  Deficit accumulated during development stage                         (84,346,250)       (70,243,616)
                                                                     --------------     --------------
      Total stockholders' equity                                        24,996,494          8,686,779
                                                                     --------------     --------------
                                                                     $  30,065,045      $  12,358,216
                                                                     ==============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                              Inception
                                                                                                            (January 28,
                                                                                                                1986)
                                             Three Months Ended March 31,     Nine Months Ended March 31,      through
                                                   2003           2002            2003            2002     March 31, 2003
                                             -------------  -------------  --------------  --------------  --------------
REVENUES:

     Grants and contracts                    $    181,417   $     57,772   $     641,417   $      57,772   $  10,265,511

     License fees                                 148,878         41,667         545,887         125,001       2,647,276

     Other                                              -              -               -               -         318,917
                                             -------------  -------------  --------------  --------------  --------------
          Total revenues                          330,295         99,439       1,187,304         182,773      13,231,704
                                             -------------  -------------  --------------  --------------  --------------
OPERATING EXPENSES:
     Research and development                   4,744,379      3,537,765      12,015,910       8,889,591      66,989,223

     General and administrative                 1,280,305      1,123,885       3,651,738       3,039,047      31,032,996

     Net intangibles write down                         -              -               -               -         259,334
                                             -------------  -------------  --------------  --------------  --------------
          Total operating expenses              6,024,684      4,661,650      15,667,648      11,928,638      98,281,553
                                             -------------  -------------  --------------  --------------  --------------
OTHER INCOME (EXPENSES):
     Interest income                               50,120         64,527         147,079         246,587       2,600,658

     Interest expense                              (7,310)        (1,018)        (14,462)         (2,374)     (1,973,603)

     Merger costs                                       -              -               -               -        (525,000)
                                             -------------  -------------  --------------  --------------  --------------
          Total other income (expenses)            42,810         63,509         132,617         244,213         102,055
                                             -------------  -------------  --------------  --------------  --------------
          Loss before income taxes and
            cumulative effect of accounting
            change                             (5,651,579)    (4,498,702)    (14,347,727)    (11,501,652)    (84,947,794)

     Income tax benefit                                 -        230,400         245,093         392,410         962,655
                                             -------------  -------------  --------------  --------------  --------------
          Loss before cumulative effect of
            accounting change                  (5,651,579)    (4,268,302)    (14,102,634)    (11,109,242)    (83,985,139)

     Cumulative effect of accounting change             -              -               -               -        (361,111)
                                             -------------  -------------  --------------  --------------  --------------
NET LOSS                                       (5,651,579)    (4,268,302)    (14,102,634)    (11,109,242)    (84,346,250)

PREFERRED STOCK DIVIDEND                          (87,339)             -        (203,138)       (285,725)     (3,511,765)
                                             -------------  -------------  --------------  --------------  --------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                               $ (5,738,918)  $ (4,268,302)  $ (14,305,772)  $ (11,394,967)  $ (87,858,015)
                                             =============  =============  ==============  ==============  ==============

Basic and diluted net loss per common share  $      (0.19)  $      (0.26)  $       (0.58)  $       (0.85)
                                             =============  =============  ==============  ==============
Weighted average number of common shares
     outstanding used in computing basic
     and diluted net loss per common share     30,162,510     16,140,790      24,532,567      13,431,685
                                             =============  =============  ==============  ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                      Inception
                                                                                                  (January 28, 1986)
                                                             Nine Months Ended March 31,               Through
                                                             2003                  2002             March 31, 2003
                                                          --------------    ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $(14,102,634)         $(11,109,242)           $(84,346,250)                                                                                                           $
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                         -                     -                 361,111
      Depreciation and amortization                            434,502               865,754               2,965,232
      License fee                                                    -                     -                 500,000
      Interest expense on note payable                               -                     -                  72,691
      Accrued interest on long-term financing                        -                     -                 796,038
      Accrued interest on short-term financing                       -                     -                   7,936
      Intangibles and equipment write down                           -                     -                 278,318
      Common stock and notes payable issued for expenses             -                     -                 751,038
      Settlement with consultant                                     -                     -                 (28,731)
      Acceleration of options previously granted                     -                     -               1,505,315
      Stock based compensation                                   18,872                40,431              4,416,653
      Deferred revenue                                         (303,887)             (125,001)               129,020
      Changes in certain operating assets and
        liabilities:
          Prepaid expenses and other                           (308,418)             (160,448)            (1,459,771)
          Accounts payable                                     (193,841)              412,603              1,385,495
          Accrued expenses and other                            665,114                23,657              1,502,030
                                                          --------------    ------------------  ---------------------

            Net cash used for operating activities          (13,790,292)          (10,052,246)           (71,163,875)
                                                          --------------    ------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales/(Purchases) of investments, net                      (1,950,034)                     -            (3,122,041)
  Purchases of property and equipment                        (1,019,289)             (956,814)            (5,827,024)
                                                          --------------    ------------------  ---------------------

            Net cash provided/(used) for investing
              activities                                     (2,969,323)             (956,814)            (8,949,065)
                                                          --------------    ------------------  ---------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                         -                     -                 302,000
  Payments on notes payable, related party                           -                     -                (302,000)
  Proceeds from senior bridge notes payable                          -                     -               1,850,000
  Payments on senior bridge notes payable                            -                     -              (1,850,000)
  Payments on capital lease obligations                       (158,441)                    -                (158,441)
  Proceeds from notes payable and long-term debt                     -                     -               3,951,327
  Payments on notes payable and long-term debt                       -                     -              (1,951,327)
  Proceeds from common stock, stock option
     and warrant issuances, net                             31,365,631            10,204,608              76,454,561
  Proceeds from preferred stock, net                                 -                     -              24,210,326
  Purchase of treasury stock                                         -                     -                  (1,667)
                                                          --------------    ------------------  ---------------------

            Net cash provided by financing activities       31,207,190            10,204,608             102,504,779
                                                          --------------    ------------------  ---------------------

NET INCREASE/(DECREASE)  IN CASH AND CASH
   EQUIVALENTS                                              14,447,575              (804,452)             22,391,839
CASH AND CASH EQUIVALENTS, beginning of period               7,944,264            11,456,424                       -
                                                          --------------    ------------------  ---------------------

CASH AND CASH EQUIVALENTS, end of period                  $ 22,391,839          $ 10,651,972            $ 22,391,839                                                                                                            $
                                                          ==============    ==================  =====================

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

        Business Risk and Liquidity — As shown in the accompanying financial statements, the Company incurred a substantial net loss of $14,102,634 for the nine months ended March 31, 2003 and has a deficit accumulated during development stage of $84,346,250, cash and cash equivalents of $22,391,839 and available for sale investments of $3,108,902 as of March 31, 2003. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for diagnosis of appendicitis and expands clinical trials for other indications of LeuTech and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        In March 2003, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of approximately $19.1 million (see Note 6).

        The Company has incurred negative cash flows from operations since its inception. The Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through the fiscal year ending June 30, 2004, based on current expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

(2) Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three and nine month periods ended March 31, 2003 and 2002 and for the period from inception (January 28, 1986) to March 31, 2003. The results of operations for the nine month period ended March 31, 2003 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2003.

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

(3) Summary of Significant Accounting Policies:

        Principles of Consolidation — The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates — The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of assets and contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows — Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of less than three months. As of March 31, 2003 and June 30, 2002, approximately $428,000 and $434,000, respectively, of cash was restricted to secure letters of credit for security deposits on leases.

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

The following is a summary of available for sale investments as of March 31, 2003:

                                     Cost               Gross              Gross             Fair Value
                                                     Unrealized          Unrealized
                                                        Gains              Losses
Corporate debt securities      $     100,000     $          2,101     $              -    $       102,101
Mutual funds                       3,000,202                6,599                    -          3,006,801
                               --------------    -----------------    -----------------   ----------------
Total                          $   3,100,202     $          8,700     $              -    $     3,108,902
                               ==============    =================    =================   ================

The following is a summary of available for sale investments as of June 30, 2002:

                                     Cost               Gross              Gross             Fair Value
                                                     Unrealized          Unrealized
                                                        Gains              Losses
Government securities          $       50,000    $             672    $              -    $        50,672
Corporate debt securities             100,000                  860                   -            100,860
Mutual funds                        1,000,169                9,072                   -          1,009,241
                               ---------------   ------------------   -----------------   ----------------
Total                          $    1,150,169    $          10,604    $              -    $     1,160,773
                               ===============   ==================   =================   ================

        Property and Equipment — Property and equipment consist of office and laboratory equipment, office furniture and leasehold improvements. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for equipment, seven years for office furniture and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

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

        Revenue Recognition — Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. License revenues are recognized when the license fee is received and the Company has no future performance obligations.

        The Company recognized $137,417 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services for the three and nine months ended March 31, 2003.

        The Company recognized $44,000 and $504,000, respectively, for the three and nine months ended March 31, 2003 in contract revenue related to the attainment of certain milestones and other shared development costs of LeuTech pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc. a division of Tyco International, Ltd. described below.

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

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time non-cash charge of $361,111, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and nine months ended March 31, 2003, the Company recognized $10,418 and $38,199, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and nine months ended March 31, 2003, the Company recognized $138,460 and $507,688, respectively in license revenue under this agreement.

        Research and Development Costs — The costs of research and development activities are charged to expense as incurred.

        Stock Options — The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS 148”), the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

                                                For the three months ended    For the nine months ended
                                                          March 31,                      March 31,
                                                     2003          2002            2003            2002
Net loss attributable to common stockholders:
    As reported                                $ (5,738,918)  $(4,268,302)  $(14,305,772)  $(11,394,967)
    Impact of total stock-based compensation
         expense determined under fair-value
         based method                              (244,804)     (395,667)    (1,000,769)    (1,198,018)
                                               -------------  ------------  -------------  -------------
    Pro forma net loss attributable to common
         stockholders                          $ (5,983,722)  $(4,663,969)  $(15,306,541)  $(12,592,985)
                                               =============  ============  =============  =============
Basic and diluted net loss per common share:
    As reported                                $      (0.19)  $     (0.26)  $      (0.58)  $      (0.85)
                                               =============  ============  =============  =============

    Pro forma                                  $      (0.20)  $     (0.29)  $      (0.62)  $      (0.94)
                                               =============  ============  =============  =============

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

        Net Loss per Common Share — The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three and nine months ended March 31, 2003 and 2002, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 15,305,190 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at March 31, 2003.

        Fair Value of Financial Instruments — Statement of Financial Accounting Standards No. 107 “Disclosure about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(4) Accrued Expenses:

        Accrued expenses consist of the following:

                                          March 31, 2003     June 30, 2002
                                          --------------------------------
     Product development costs            $   988,800        $  208,000
     Private placement offering costs         970,250                 -
     Other                                    974,396           453,883
                                          ------------------------------
                                          $ 2,933,446        $  661,883
                                          ==============================

(5) Commitments and Contingencies:

        Leases — The Company currently leases two facilities in New Jersey under non-cancelable operating leases and is in the process of terminating the lease for the Company’s former corporate offices located in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and corporate offices in Princeton, New Jersey.

        As of March 31, 2003, the Company had accrued approximately $100,000 related to the estimated additional costs to terminate the Princeton lease.

        Capital Leases – In September 2002, the Company acquired $417,920 of laboratory equipment under capital leases. The term of these leases range from 24 to 60 months. As of March 31, 2003, $259,479 remains outstanding pursuant to these lease obligations.

        License Agreements — The Company has three license agreements that require minimum annual payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2003 amounts to $250,000, of which $187,500 was expensed during the nine months ended March 31, 2003 under these agreements.

(6) Stockholders’ Equity:

        In March 2003, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of approximately $19.1 million. Investors, consisting of domestic financial institutions and accredited investors purchased 13,433,096 shares of common stock and 3,358,275 warrants at a market value of approximately $1.42 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.77 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company’s outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a non-cash, deemed dividend of $87,339 has been reflected in the Company’s consolidated statement of operations during the three months ended March 31, 2003. Included in accrued expenses, as of March 31, 2003, are $970,250 of private placement offering costs. These accrued expenses were paid in April 2003.

        In November 2002, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of $11.5 million. Investors, consisting of domestic and European financial institutions and other domestic accredited investors purchased approximately 9,373,940 shares of common stock and 1,874,788 warrants at a market value of approximately $1.23 per share. For every five shares of common stock purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.54 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company’s outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a deemed dividend of $98,340 has been reflected in the Company’s consolidated statement of operations.

        In July 2002, the Company received gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors purchased 1,545,063 shares of common stock and 309,012 warrants at a market value of approximately $1.17 per share. For every five shares of common stock purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.46 per share. Based on the sales price of the common stock and warrants in this private placement, the conversion price of the Company’s outstanding Series A Preferred Stock and the exercise price of certain outstanding warrants have been adjusted downward in accordance with the existing terms of those securities. As a result, a deemed dividend of $17,459 has been reflected in the Company’s consolidated statement of operations

(7) Income Tax Benefit:

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

        We expect to incur additional losses in the future as we continue development of LeuTech for diagnosis of appendicitis and expand clinical trials for other indications of LeuTech and continue research and development of PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

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

PT-141, is a new, nasally administered peptide for the treatment of male and female sexual dysfunction. Our research suggests this mechanism may involve the central nervous system, which, is a different mechanism from currently marketed male erectile dysfunction (MED) therapies. We believe PT-141 has the potential to treat both male and female sexual dysfunction (FSD) and that it may offer significant benefits in terms of safety and efficacy over currently marketed products. We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients and a Phase 1 study in female subjects. We are planning to start a placebo-controlled Phase 2B “at home” efficacy study in male patients in the first half of calendar year 2003.

LeuTech®, is a product in development that is to be used to rapidly image and diagnose sites of infection. When injected into the blood stream, LeuTech binds to white blood cells present at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and detect an infection using a gamma camera, a common piece of hospital equipment that records radioactivity. The FDA Medical Imaging Drugs Advisory Committee unanimously voted that LeuTech is safe and effective for the diagnosis of equivocal appendicitis. The FDA reviewed the biologics license application (BLA) and determined that the efficacy and safety data are complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues and we intend to commence the filing of an amendment to the BLA for equivocal appendicitis in the first half of calendar year 2003. We are testing LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease, and pulmonary imaging, which are now in Phase 2 studies.

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

We have initiated a MIDAS program to discover and develop compounds that interact with the melanocortin (MC) family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an Investigational New Drug Application (“IND”) for at least one of these preclinical compounds and initiate clinical testing within the next 12 months.

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

Results of Operations

Three and Nine Month Periods Ended March 31, 2003 Compared to Three and Nine Month Periods Ended March 31, 2002.

        Grants and Contracts – For the three and nine months ended March 31, 2003, we recognized $44,000 and $504,000, respectively, in contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd. compared to nothing for the three and nine months ended March 31, 2002. The increase in contract revenue was attributable to additional shared development costs of LeuTech pursuant to the amended agreement. (See Notes to Consolidated Financial Statements). For the three and nine months ended March 31, 2003, we recorded $137,417 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services compared to $57,772 for both the three and nine months ended March 31, 2002.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflects the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the three and nine months ended March 31, 2003, we recorded $148,878 and $545,887, respectively, of license revenue and for the three and nine months ended March 31, 2002, we recorded $41,667 and $125,001, respectively, of license revenue. Of the license revenue recorded for the three and nine months ended March 31, 2003, $10,418 and $38,199 was included in the cumulative effect adjustment as of July 1, 2000 and $138,460 and $507,688, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. We recorded $41,667 and $125,001, respectively, of license revenue for the three and nine months ended March 31, 2002 that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development – Research and development expenses (“R&D”) increased to $4,744,379 and $12,015,910, respectively, for the three and nine months ended March 31, 2003 compared to $3,537,765 and $8,889,591, respectively, for the three and nine months ended March 31, 2002. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141, to date we have incurred approximately $18.3 million in allocated R&D expenses. For the three and nine months ended March 31, 2003, $1,660,432 and $5,205,918, respectively, of R&D expense was allocated to PT-141 compared to $1,672,376 and $4,290,922, respectively, for the three and nine months ended March 31, 2002. We anticipate incurring approximately $15.0 million over the next 12 months as we progress with our clinical trials and product development programs.

•	LeuTech, to date we have incurred approximately $39.9 million in allocated R&D expenses. For the three and nine months ended March 31, 2003, $2,324,689 and $4,697,395, respectively, of R&D expense was allocated to LeuTech compared to $1,172,321 and $3,003,248, respectively, for the three and nine months ended March 31, 2002. Currently, we are in the process of resolving outstanding manufacturing issues with the FDA and we intend to commence the filing of an amendment to the Biologics License Application for equivocal appendicitis in the first half of calendar year 2003. We are also currently conducting various Phase 2 studies with respect to other infection indications. We anticipate incurring approximately $3.0 million in additional R&D expenses during calendar year 2003.

•	MIDAS, to date we have incurred approximately $8.8 million in allocated R&D expenses. For the three and nine months ended March 31, 2003, $759,258 and $2,112,597, respectively, of R&D expense was allocated to MIDAS compared to $693,068 and $1,595,421, respectively, for the three and nine months ended March 31, 2002. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an IND with the FDA for at least one of these preclinical compounds and initiate clinical testing within the next 12 months.

        General and administrative — General and administrative expenses increased to $1,280,305 and $3,651,738, respectively, for the three and nine month periods ended March 31, 2003 compared to $1,123,885 and $3,039,047, respectively, for the three and nine month periods ended March 31, 2002. The increase in general and administrative expenses is primarily attributable to an increase in salaries and related personnel expenses and the costs associated with the consolidation and move of our previous locations in New Jersey to Cranbury, New Jersey.

        Interest income — Interest income decreased to $50,120 and $147,079, respectively, for the three and nine month periods ended March 31, 2003 compared to $64,527 and $246,587, respectively, for the three and nine month periods ended March 31, 2002. The decrease in interest income is attributable to lower amounts of cash, cash equivalents and investments available to be invested and the decrease in interest rates these deposits earn.

        Net loss — Net loss increased to $5,651,579 and $14,102,634, respectively, for the three and nine month periods ended March 31, 2003 compared to $4,268,302 and $11,109,242, respectively, for the three and nine month periods ended March 31, 2002. The increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of March 31, 2003, we had a deficit accumulated during development stage of $84,346,250. We have financed our net operating losses through March 31, 2003 by a series of debt and equity financings. At March 31, 2003, we had cash and cash equivalents of $22,391,839 and available for sale investments of $3,108,902.

        For the nine months ended March 31, 2003, the net increase in cash was $14,447,575. Net cash used for operating activities was $13,790,292, net cash used by investing activities was $2,969,323 and net cash provided by financing activities was $31,207,190.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market LeuTech for diagnosis of appendicitis. PT-141, MIDAS and LeuTech for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage bio-pharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	product introduction; and

•	marketing and competition.

Failure to obtain regulatory approval of LeuTech for diagnosis of appendicitis, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech for diagnosis of appendicitis. This could make it more difficult to attract investment capital for funding our other research and development projects. Any of these possibilities could materially and adversely affect our operations.

        In March 2003, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $19.1 million. Investors, consisting of domestic financial institutions and accredited investors, purchased 13,433,096 shares of common stock and 3,358,275 warrants at a market value of approximately $1.42 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.77 per share. Included in accrued expenses, as of March 31, 2003, are $970,250 of private placement offering costs. These accrued expenses were paid in April 2003. The net proceeds of approximately $18 million will be used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        On November 15, 2002, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of $11.5 million. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased 9,373,940 shares of common stock and 1,874,788 warrants at a market value of approximately $1.23 per share. For every five shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.54 per share. The net proceeds of approximately $10.7 million are being used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        In July 2002, we received gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased approximately 1.5 million shares of common stock shares at approximately $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of approximately $1.46 per share. The net proceeds of approximately $1.7 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

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

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through fiscal year ending June 30, 2004, based on current expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that our financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected, and we may be forced to cease operations.

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

        As of March 31, 2003, our cash, cash equivalents and available for sale investments totaled $25,500,741, most of which were short term investments having an original maturity of less than three months. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

      None.

Item 2. Changes in Securities and Use of Proceeds.

        In March 2003, we concluded a private placement of common stock and warrants in which we sold 13,433,096 shares of our $.01 par value common stock at a market value of approximately $1.42 per unit. For every four shares purchased, the investors also received a five-year warrant which entitles the holder to purchase one share of common stock at an exercise price of approximately $1.77 per share. The gross proceeds were approximately $19.1 million and the net proceeds were approximately $18 million. We made the private placement solely to domestic financial institutions and accredited investors pursuant to Regulation D under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. In connection with the private placement, we paid placement fees totaling $985,250.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits filed with this report:

99.1 Section 302 Certification of Chief Executive Officer
99.2 Section 302 Certification of Chief Financial Officer
99.3 Section 906 Certifications

     (b) Reports on Form 8-K

•	On February 14, 2003, we filed a current report on Form 8-K reporting an Item 9 Regulation FD disclosure regarding a certification pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 15, 2003	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 15, 2003	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)