Form 10-K
period 2003-06-30
PALATIN TECHNOLOGIES INC
filed 2003-09-29
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [  ]  No [X]

As of September 26, 2003, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $68,701,648, computed by reference to the price at which the common stock was last sold on December 31, 2002.

As of September 26, 2003, 43,215,052 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I

PART II

PART III

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 85

	Signatures	Page __

PART I

Item 1. Business.

Forward-looking statements

        Statements in this annual report on Form 10-K, as well as oral statements that may be made by Palatin or by officers, directors, or employees of Palatin acting on Palatin’s behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this annual report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this annual report on Form 10-K, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company’s future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Factors Affecting Our Business Condition” and elsewhere in this annual report, as well as in our other Securities and Exchange Commission filings.

Overview

        We are a development stage biopharmaceutical company primarily focused on developing melanocortin (MC) based therapeutics, which we believe is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, anorexia, cachexia (extreme wasting, generally secondary to a chronic disease), inflammation and drug abuse. Our objective is to become a worldwide leader in MC based therapeutics by pursuing a strategy based on commercializing our products under development and identifying new product targets through the utilization of our patented drug discovery platform.

        PT-141 is our lead therapeutic drug candidate and is now in clinical development for the treatment of both male and female sexual dysfunction. We completed a Phase 2B trial with PT- 141 in male patients in September 2003 and we anticipate announcing results of this trial in the fourth quarter of calendar year 2003. LeuTech®, is our proprietary radiolabled monoclonal antibody for imaging and diagnosing infections. We commenced the biologics license application (BLA) amendment filings to the Food and Drug Administration (FDA) in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the fourth quarter of calendar year 2003. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004. We are also conducting additional clinical trials of LeuTech to expand its market potential as a imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, we have several preclinical drug candidates under investigation for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation utilizing our patented drug discovery platform.

        Our near-term business strategy focuses on the continued advancement of our two late-stage products under development, PT-141, our lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction and LeuTech, our proprietary radiolabled monoclonal antibody for imaging and diagnosing infections. Our long-term business strategy includes the advancement of our preclinical product pipeline and identification of new product targets through the utilization of our patented drug discovery platform, moving towards the commercialization of a broad portfolio of therapeutic products. Key elements of our business strategy include:

•	Selectively entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates under investigation;

•	Expansion of our pipeline through the utilization of our MC expertise and patented drug discovery platform;

•	Opportunistic acquisition of synergistic products and technologies; and

•	Partial funding of our development programs with the cash flow from our LeuTech collaboration agreement.

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3‘s, 4‘s and 5‘s, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

Products and Technologies in Research and Development

        We do not currently offer any products for sale. We are concentrating our efforts on the following proposed products and indications:

    PT-141.     PT-141, our lead therapeutic drug candidate, is a novel, patented, nasally administered peptide that is under investigation for the treatment of both male erectile dysfunction (MED) and female sexual arousal disorders (FSAD). PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). It is an MC receptor based therapeutic. The MSH class of hormones are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. Our research suggests that PT-141 works through activation of MC receptors in the central nervous system rather than acting directly on the vascular system, which, is a different mechanism of action from currently marketed MED therapies. As a result, it may offer significant safety and therapeutic benefits over currently marketed products.

        We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. On April 27, 2003, we announced and presented positive results of our PT- 141 Phase 2A studies at the Sexual Medicine Society of North America meeting at the American Urological Association (AUA) Annual Meeting. Hunter Wessells, M.D., Associate Professor of Urology at the University of Washington — Seattle, presented clinical data on the safety and efficacy of PT-141. The data demonstrate that PT-141 produced a statistically significant improvement in erectile function across a wide range of erectile dysfunction patients with no clinically significant adverse effects. These Phase 2A studies were conducted in men with mild, moderate and severe MED, including patients with hypertension, hyperlipidemia, diabetes and depression. The Phase 2A studies consisted of one study of 24 patients responsive to Viagra and a second study of 24 patients with an inadequate response to Viagra (patients able to complete sexual intercourse less than 25% of the time after taking a 100mg dose of Viagra). Several analyses were conducted of the data from these Phase 2A clinical trials in 48 men. The data demonstrated that:

•	PT-141 treatment improved erectile function (statistically significant) in a wide range of patients, including those with mild, moderate and severe MED, compared with placebo;

•	Greater than 80% of the patients with an inadequate response to Viagra acheived erections sufficient for sexual intercourse when treated with PT-141;

•	Patients in the studies tolerated treatment well over a broad range of doses. No significant changes in blood pressure, heart rate or electrocardiogram evaluations occurred in response to the drug;

•	Results of the study indicate the rapid appearance (within 5 minutes) of intranasally administered PT-141 in the blood, with maximum levels reached at approximately 30 minutes; and

•	PT-141 was well-tolerated and the common adverse events were generally mild to moderate in intensity and included flushing and nausea. No clinically significant adverse events were noted.

        We completed a Phase 2B at-home dose-ranging study with PT-141 in patients with MED in September 2003 and anticipate announcing results of this trial in the fourth quarter of calendar year 2003. This study is designed to examine safety and efficacy of PT-141 for MED across a range of intranasally administered doses in an at-home environment. A total of 270 patients were enrolled, ranging in age from 21-70 years, all suffering from moderate to severe MED and having a history of responsiveness to Viagra® therapy.

        We have completed a Phase 1 safety study in female subjects and plan to initiate a Phase 2 efficacy study in female patients with FSAD in the first half of calendar year 2004.

        On June 24, 2003, we announced that the U.S. Patent and Trademark Office had issued U.S. patent No. 6,579,968, entitled “Compositions and Methods for Treatment of Sexual Dysfunction,” relating to PT-141. The patent covers both the specific peptide used in PT-141 and a pharmaceutical composition including the peptide for treating sexual dysfunction.

        MED is defined as the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenetic issues may contribute to MED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of MED and more than 30 million men in the United States may be afflicted with some form of MED, with less than 20% seeking treatment. The current market size for MED is estimated to be more than $2 billion per year. FSAD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSAD is prevalent in approximately 50% of women over the age of 30 and that greater than 35 million women in the United States may be afflicted with some form of FSAD. Female sexual dysfunction includes disorders associated with desire, arousal, orgasm and pain. There is tremendous competition to develop, market and sell drugs for the treatment of MED and FSAD.

    LeuTech®.      LeuTech is a proprietary, radiolabeled monoclonal antibody under investigation for imaging and diagnosing infections. When injected into the blood stream, LeuTech binds to white blood cells present at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and detect an infection using a gamma camera, a common piece of hospital equipment that records radioactivity. LeuTech offers the advantage of direct injection and in-vivo labeling of white blood cells leading to a rapid and highly specific functional image of an infection in less than an hour, whereas the current standard of care, ex-vivo labeled white blood cells, requires a blood sample to be taken from the patient, processed by a nuclear pharmacy and then re-injected into the patient, with diagnostic images not available until 12-24 hours later.

        In December 1999, the FDA accepted our LeuTech BLA for the diagnosis of appendicitis in patients with equivocal signs and symptoms. In July 2000, the FDA Medical Imaging Drugs Advisory Committee (MIDAC) unanimously voted that LeuTech is safe and effective for use in the diagnosis of appendicitis in patients with equivocal signs and symptoms and that the data presented support the clinical utility of LeuTech in managing these patients. In September 2000, we received a complete response letter from the FDA where they determined that the efficacy and safety data were complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues. We commenced the BLA amendment filings to the FDA in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the fourth quarter of calendar year 2003. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004.

        We are currently conducting Phase 2 studies with LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

        On April 24, 2003, we announced positive results of a Phase 2 study to evaluate the efficacy of LeuTech in diabetic patients with suspected pedal osteomyelitis (infection in bones of the foot). The results were published in the January/February 2003 issue of The Journal of Foot and Ankle Surgery.

        Each year, more than 250,000 Americans are diagnosed with the infection, acute appendicitis. A timely and accurate diagnosis of this infection is crucial to ensure timely treatment and to prevent complications for the patient. A delay can entail hospital observation, outpatient treatment or surgery and can lead to increased risk of peritonitis, sepsis and other complications. Conversely, a mis-diagnosed patient may experience unneeded hospital observation or unneeded surgery, which is expensive, inconvenient and utilizes limited resources. Every year, more than 350,000 patients present with equivocal appendicitis. This is when a specific diagnosis is uncertain and further testing is needed. In this situation, it is not always clear if the patient has appendicitis or another medical problem; nor is it exactly clear where the site of infection is located.

        We believe that LeuTech may improve patient diagnosis for appendicitis and that it has the potential to improve diagnosis of other acute and chronic infections, such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. The existing market for nuclear medicine diagnostics is approximately $3.6 billion. In 2002, approximately 700,000 patients were diagnosed with LeuTech’s target indications.

        Strategic Collaboration Agreement with Mallinckrodt. On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared LeuTech development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. We agreed to be responsible for the manufacture of LeuTech and Mallinckrodt agreed to pay us a transfer price on each product unit transferred to Mallinckrodt and a royalty on the net sales of LeuTech.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10 million in milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals. Of the $3.2 million, $1.2 million has been paid to date. We expect to receive the remaining $2 million in the fourth quarter of calendar year 2003.

        MIDAS™ (Metal Ion-induced Distinctive Array of Structures).     MIDAS is a proprietary platform technology that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which we believe offer significant advantages to conventional protein or peptide-based drugs. MIDAS uses metal ions to fix the three-dimensional shape of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. Moreover, unlike most other drug discovery approaches, we believe that MIDAS is unique in that it can be used to generate either receptor antagonists (drugs that block a particular metabolic response) or agonists (drugs that promote a particular metabolic response). In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design traditional small molecule drugs.

        We have initiated a MIDAS program to discover and develop compounds that interact with the MC family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for sexual dysfunction, obesity, cachexia and inflammation. We expect to file an IND for at least one of these preclinical compounds and initiate clinical testing in the first half of calendar year 2004.

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

        Research and Development. Our current research and development efforts primarily focus on two areas: melanocortin based therapeutics and diagnostic imaging. By combining these areas, we believe our technologies will facilitate the development of a portfolio of potential products. Over the last three fiscal years, we have spent approximately the following amounts on company-sponsored research and development activities:

•	year ended June 30, 2003: $17,439,000

•	year ended June 30, 2002: $12,117,000

•	year ended June 30, 2001: $10,109,000

Competition

        Our products under development will compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established products and technologies. Additional products using new technologies which may be competitive with our proposed products may also be introduced by others. Many of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours.

        The pharmaceutical and biotechnology industry is characterized by extensive research efforts and rapid technological change and there are many companies that are working to develop products similar to ours. There are currently several FDA-approved drugs for MED in the United States and in certain foreign markets. We are aware of several products under clinical development for both MED and FSAD. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in the sexual dysfunction market depends on a number of factors including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors.

        We are aware of one company marketing an antibody-based product which may compete with LeuTech as to certain indications. The competing product is marketed in some European countries. Palatin is also aware of at least one other company developing a peptide-based product which may also compete with LeuTech as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

        We have many competitors, including pharmaceutical and biotechnology companies. Many of these competitors have substantially greater capital and other resources than we do and may represent significant competition for us. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. Such companies may be more successful than us in developing, manufacturing and marketing products. Furthermore, there are several well-established products in our target markets that we will have to compete against. We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or our future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

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

        We have exclusive rights to patents and applications relating to PT-141 for sexual dysfunction, and own an issued United States patent and pending United States and foreign applications covering PT-141. The claims of patents that issue covering PT-141 may not provide meaningful protection. In addition, even if such patents issue they may not be valid.

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

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued yet. Although we are not aware of any valid U.S. patents which are infringed by PT- 141 or LeuTech or by our methods of making PT-141 and LeuTech, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

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

        Good manufacturing practices. In addition to obtaining either a biologics license application or new drug application approval from the FDA for any of our proposed products, if the proposed product is manufactured in the United States, the drug manufacturing establishment must be registered with, and inspected by, the FDA. Such drug manufacturing establishments are subject to biennial inspections by the FDA, and must comply with good manufacturing practices regulations enforced by the FDA. To supply products for use in the United States, foreign manufacturing establishments must comply with good manufacturing practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We depend on contract manufacturing establishments, both in the United States and in foreign countries, to manufacture components of LeuTech and PT-141. We currently have agreements in place for the manufacture of LeuTech and PT-141. We anticipate that contract manufacturing establishments will manufacture PT-141 and proposed products resulting from MIDAS technology.

Third-Party Reimbursements

        Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that use of a product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement approval is required from each payor individually, seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit reimbursement coverage and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and we are not sure whether third-party reimbursement will be available for our proposed products, or that the reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, health care reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

Manufacturing and Marketing

        To be successful, our proposed products will need to be manufactured in commercial quantities under current good manufacturing practices requirements prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products in commercial quantities under good manufacturing practices. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

        We are dependent on DSM N.V. of the Netherlands for the manufacture of the LeuTech drug substance and intermediate drug product stages and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of the LeuTech drug product stage. The failure of either of these manufacturers to comply with FDA current good manufacturing practices or to supply these key components of LeuTech on a timely basis or at all, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at all. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

        Proposed products resulting from PT-141 and our MIDAS technology are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. We currently contract with third-party manufacturers for the production of peptides and anticipate doing so in the future.

        If LeuTech is approved for marketing by the FDA, we will rely on our arrangement with Mallinckrodt/Tyco to market, sell and distribute LeuTech. We will have limited control over these activities.

        We intend to package and ship our radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product would be radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not intend to sell or distribute any radioactive substances.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of our proposed products. We have liability insurance providing up to $5,000,000 coverage in the aggregate as to certain clinical trial risks, and we will seek to obtain additional product liability insurance before the commercialization of our proposed products.

Employees

        As of September 15, 2003, we employed 51 persons full time, of whom 41 are engaged in research and development activities and 10 are engaged in administration and management. Nineteen of our employees hold Ph.D. degrees and one is an M.D. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

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

Item 2. Properties.

        Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. Our previous corporate offices were located at 103 Carnegie Center, Suite 200, Princeton, NJ 08540, where we sublet to a third party approximately 7,300 square feet under a lease which expires December 15, 2004. The leased properties are in good condition.

Item 3. Legal Proceedings.

        Following the termination of our proposed merger with San Diego-based Molecular Biosystems, Inc. in March 2000, Molecular Biosystems commenced a legal action against us, seeking damages arising from the alleged improper termination of the merger agreement. We denied the material allegations. In August 2002, in order to avoid the ongoing costs of the litigation and consumption of our time, we settled this litigation with Molecular Biosystems for $400,000, which we had accrued as of June 30, 2002. There are no material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock has been quoted on The American Stock Exchange (AMEX) under the symbol PTN, since December 21, 1999. It had previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on AMEX since July 1, 2001.

                      YEAR ENDED JUNE 30, 2003             HIGH            LOW
         Fourth Quarter                                    $4.01          $1.62
         Third Quarter                                     $1.93          $1.29
         Second Quarter                                    $2.10          $1.11
         First Quarter                                     $2.20          $1.10

                      YEAR ENDED JUNE 30, 2002             HIGH            LOW
         Fourth Quarter                                    $3.38          $1.62
         Third Quarter                                     $4.45          $3.05
         Second Quarter                                    $5.92          $2.00
         First Quarter                                     $5.22          $2.91

        Holders of common stock. On September 26, 2003, we had approximately XXX holders of record of common stock. On September 26, 2003 the closing sales price of our common stock as reported on the AMEX was $4.21 per share.

        Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

        Dividend restrictions. Our outstanding Series A Preferred Stock, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A preferred stock.

        Securities authorized for issuance under equity compensation plans.

                                    EQUITY COMPENSATION PLAN INFORMATION

                                             AS OF JUNE 30, 2003

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
                       Number of securities to       Weighted-average          equity compensation
                       be issued upon exercise       exercise price of         plans (excluding
                       of outstanding options,       outstanding options,      securities reflected in
Plan category          warrants and rights           warrants and rights       column (a))
-------------          -----------------------       -------------------       ------------------------
                                 (a)                         (b)                        (c)
Equity compensation
plans approved by             4,476,876                     $3.67                     802,535
security holders (1)

Equity compensation
plans not approved by         1,852,207                     $3.46                        0
security holders
____________________________
(1)

Includes individual option and warrant agreements we assumed when we merged with RhoMed Incorporated in 1996. Options and warrants to purchase 498,447 shares of common stock are outstanding under the assumed agreements, with a weighted average exercise price of $3.63 per share. No additional options or warrants are available for issuance, except that the number of shares purchasable under certain warrants may increase due to anti-dilution provisions.

        We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have already registered for resale the common stock underlying all of these plans.

•	1997 Executive Officers Stock Option Agreement, dated June 3, 1997: provided common stock purchase options to three executive officers. An aggregate of 76,238 shares at $4.96 per share remain under this plan. Options to purchase 26,766 shares remain outstanding with an expiration date of June 3, 2007, and options to purchase 49,472 shares remain outstanding with an expiration date of June 13, 2004.

•	Richard J. Murphy Stock Option Agreement, dated December 4, 1997: provided common stock purchase options to a former director to purchase 5,000 shares at $5.44 per share and 1,066 shares at $7.50 per share, with an expiration date of December 4, 2007. These options replaced options for the same number of shares at the same prices which terminated under our 1996 Stock Option Plan.

•	Watson Laboratories settlement warrants, dated March 15, 2000: provided common stock purchase warrants to eight individuals who participated in a privately negotiated resale of 363,636 shares of our common stock, to purchase an aggregate of 50,000 shares at $0.01 per share, with an expiration date of March 15, 2005. Warrants to purchase 15,125 shares remain outstanding.

•	Griffin Financial Services Advisory Agreement warrants, dated June 8, 2000: provided common stock purchase warrants to Griffin Securities, Inc., a financial consultant, to purchase 5,000 shares at $7.00 per share, with an expiration date of June 8, 2005.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Cedar Brook II Corporate Center, L.P. warrants, dated April 6, 2001 and December 17, 2001: provided common stock purchase warrants to the lessor of our office and laboratory facility to purchase 30,000 shares at $2.90 per share, with an expiration date of April 6, 2006, and 25,000 shares at $3.65 per share with an expiration date of December 17, 2006.

•	Fried Consulting Agreement warrants, dated April 30, 2002: provided common stock purchase warrants to Albert Fried, Jr., a financial consultant, to purchase 15,000 shares at $2.70 per share, with an expiration date of April 30, 2007.

•	Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $2.82 per share, with an expiration date of May 15, 2012.

•	Placement warrants: provided common stock purchase warrants as compensation to various private offering placement agents to purchase an aggregate of 1,649,778 shares. These warrants have the following share amounts, prices (rounded to the nearest cent) and expiration dates:

                               Shares            Exercise     Expiration
       Offering               Purchasable          Price          Date
       --------               -----------         --------     ----------

       December 1998            10,000             $4.38        12-31-03
       Spring 1999             194,600             $4.70        02-08-04
       Spring 1999              20,000             $4.48        03-09-04
       Spring 1999              50,000             $4.56        03-10-04
       Spring 1999              44,073             $5.57        03-12-04
       Fall 2000               216,000             $6.60        10-05-05
       Fall 2000                87,884             $6.53        10-27-05
       Fall 2001               134,188             $2.66        10-29-06
       Fall 2001               221,872             $2.70        10-29-06
       Spring 2002             109,510             $2.75        06-13-07
       Summer 2002              51,502             $1.46        07-29-07
       Summer 2002              51,502             $1.37        07-29-07
       Fall 2002               458,647             $1.54        11-15-07

        Recent sales of unregistered securities. In closings on July 29, 2002, November 15, 2002 and March 20, 2003, we sold a total of 24,352,099 shares of common stock and five-year warrants to purchase 5,542,075 shares of common stock in a private placements of common stock and warrants to accredited investors. The aggregate of these closings yielded gross proceeds of approximately $32,414,000. The warrant exercise price for 309,012 shares is $1.46 per share, the exercise price for 1,874,788 shares is $1.54, and the exercise price for 3,358,275 shares is $1.77 per share. We paid cash placement agent fees totaling approximately $1,902,000 and issued five-year warrants to purchase a total of 561,651 shares of common stock to placement agents for the offerings. The placement agent warrant exercise price for 51,502 shares is $1.46 per share, the exercise price for 51,502 shares is $1.37 per share and the exercise price for 458,647 shares is $1.54 per share.

        We made the private offerings to domestic accredited investors pursuant to Regulation D, and to foreign accredited investors pursuant to Regulation S, under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The stock and warrants sold are not transferable absent registration or exemption from registration requirements, and the certificates bear a legend to that effect. We have registered for resale under the Securities Act of 1933 the common stock sold and the common stock issuable on exercise of the warrants.

Item 6. Selected Consolidated Financial Data.

        The following selected consolidated financial data has been derived from the audited consolidated financial statements of Palatin Technologies, Inc. This data should be read in conjunction with our consolidated financial statements, including the notes to the financial statements, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Selected Consolidated Financial Data

                                                                       (In thousands, except per share data)
                                                                                Year Ended June 30,
                                                  --------------------------------------------------------------------------------
                                                     1999              2000             2001             2002             2003
                                                  ----------       ------------      -----------      -----------      -----------
Statement of Operations Data:
REVENUES
  Grants and contracts                         $        60     $       4,617   $      1,621    $         81   $        641
  License fees and royalties                           550               500            167             200            629
  Other                                                 --                --             --              --             --
                                                ----------      ------------    -----------     -----------    -----------
    Total revenues                                     610             5,117          1,788             281          1,270
                                                ----------      ------------    -----------     -----------    -----------
OPERATING EXPENSES
  Research and development                           8,720             9,110         10,109          12,117         17,439
  General and administrative                         3,957             4,567          3,025           5,004          4,867
                                                ----------      ------------    -----------     -----------    -----------
    Total operating expenses                        12,677            13,677         13,134          17,121         22,306
                                                ----------      ------------    -----------     -----------    -----------
OTHER INCOME (EXPENSES)
  Interest income                                      172               405            788             312            248
  Interest expense                                   (107)              (29)            (5)             (3)           (22)
                                                ----------      ------------    -----------     -----------    -----------
    Total other income                                  65               376            783             309            226
                                                ----------      ------------    -----------     -----------    -----------
    Loss before income taxes & cumulative
    effect of accounting change                   (12,002)           (8,184)       (10,563)        (16,531)       (20,810)
Income tax benefit                                      --                --            325             392            245
                                                ----------      ------------    -----------     -----------    -----------
Loss before cumulative effect of
 accounting change                                (12,002)           (8,184)       (10,238)        (16,139)       (20,565)
Cumulative effect of accounting change (1)              --                --          (361)              --             --
                                                ----------      ------------    -----------     -----------    -----------
NET LOSS                                          (12,002)           (8,184)       (10,599)        (16,139)       (20,565)
DEEMED DIVIDEND                                         --                --             --           (297)          (203)
                                                ----------      ------------    -----------     -----------    -----------
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                            $  (12,002)     $     (8,184)   $   (10,599)    $   (16,436)   $   (20,768)
                                                ==========      ============    ===========     ===========    ===========
Basic and diluted net loss before cumulative
  effect of accounting change                  $    (2.02)     $      (1.10)   $     (1.01)    $     (1.16)   $     (0.73)
Cumulative effect of accounting change (1)              --                --         (0.04)              --             --
                                                ----------      ------------    -----------     -----------    -----------
Basic and diluted net loss per common share    $    (2.02)     $      (1.10)   $     (1.05)    $     (1.16)   $     (0.73)
                                                ==========      ============    ===========     ===========    ===========
Weighted average common shares
  outstanding                                        5,936             7,441         10,131          14,195         28,362
                                                ==========      ============    ===========     ===========    ===========

Pro forma amounts assuming accounting
  change applied retroactively:
Net loss to common shareholders                $  (12,002)     $     (8,545)   $   (10,238)
                                                ==========      ============    ===========
Basic and diluted net loss per common share    $    (2.02)     $      (1.15)   $     (1.01)
                                                ==========      ============    ===========

Balance Sheet Data:
Cash, cash equivalents and investments         $     2,789     $       5,842   $     11,456    $      9,123   $     18,383
Property and equipment, net                          1,458             1,573          1,925           2,416          3,399
Working capital                                        554             4,995          9,360           6,595         15,249
Total assets                                         4,723             8,885         14,244          12,358         22,721
Long term debt, net of current portion               2,000                --             --              --             76
Stockholders' equity                           $       341     $       6,905   $     11,916    $      8,687   $     18,657
-------------------------------------------  -------------  ---------------- -------------- ---------------  -------------

(1)     In fiscal 2001, we recorded a non-cash charge for the cumulative effect related to the adoption of SEC Staff Accounting Bulletin No. 101. See Note 2 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the financial statements filed as part of this Annual Report.

Critical Accounting Policies.

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

Certain Significant Events in Fiscal Year 2003

        PT-141 is our lead therapeutic candidate and is now in clinical development for the treatment of both male and female sexual dysfunction. We completed a Phase 2B trial with PT- 141 in male patients in September 2003 and anticipate announcing results of this trial in the fourth quarter of calendar year 2003. LeuTech®, is our proprietary radiolabled monoclonal antibody for imaging and diagnosing infections. We commenced the BLA amendment filings to the FDA in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the fourth quarter of calendar year 2003. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004. We are currently conducting Phase 2 studies with LeuTech for detection of other infections, including osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

        On July 24, 2003, we announced the completion of patient enrollment in a Phase 2B at-home, dose-ranging clinical study of PT-141. This study is designed to examine safety and efficacy for MED across a range of intranasally administered doses of PT-141 in an at-home environment. A total of 270 patients were enrolled, ranging in age from 21-70 years, all suffering from moderate to severe MED and having a history of responsiveness to Viagra® therapy.

        On June 24, 2003, we announced that the U.S. Patent and Trademark Office has issued U.S. patent No. 6,579,968, entitled “Compositions and Methods for Treatment of Sexual Dysfunction.” The approved patent covers the specific formula in PT-141. The patent covers both the specific peptide used in PT-141 and the pharmaceutical composition for treating sexual dysfunction.

        In June 2003, Palatin was added to the Russell 2000(R) Index, which is determined by objective rules, such as market capitalization rankings, which will remain in place for a year. Russell indexes are used by investment managers for index funds and as benchmarks for both passive and active strategies. About $220 billion is invested in index funds based on Russell's indexes and an additional $850 billion is benchmarked to them. Investment managers who oversee these funds purchase shares of member stocks according to that company's weighting in the particular index.

        On April 27, 2003, we announced and presented positive results of our PT-141 Phase 2A studies at the Sexual Medicine Society of North America meeting at the American Urological Association (AUA) Annual Meeting. Hunter Wessells, M.D., Associate Professor of Urology at the University of Washington — Seattle, presented clinical data on the safety and efficacy of PT- 141. The data demonstrate that PT-141 produced a statistically significant improvement in erectile function across a wide range of erectile dysfunction patients with no clinically significant adverse effects. These Phase 2A studies were conducted in men with mild, moderate and severe MED, including patients with hypertension, hyperlipidemia, diabetes and depression. The Phase 2A studies consisted of one study of 24 patients responsive to Viagra and a second study of 24 patients with an inadequate response to Viagra (patients able to complete sexual intercourse less than 25% of the time after taking a 100mg dose of Viagra).

        In March 2003, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $19.1 million. Investors, consisting of domestic financial institutions and other accredited investors, purchased 13,433,096 shares of common stock and 3,358,275 warrants at a market value of approximately $1.42 per share. For every four shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.77 per share. The net proceeds of approximately $18.1 million are being used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        In November 2002, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $11.5 million. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased 9,373,940 shares of common stock and 1,874,788 warrants at a market value of approximately $1.23 per share. For every five shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.54 per share. The net proceeds of approximately $10.7 million were used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        In July 2002, we received gross proceeds of $1.8 million pursuant to the second closing of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other domestic accredited investors, purchased 1,545,063 shares of common stock and 309,012 warrants at a market value of approximately $1.17 per share. For every five shares purchased, the investors also received a five-year warrant. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of approximately $1.46 per share. The net proceeds of approximately $1.7 million were used primarily for general corporate purposes, including the development and clinical trials of new products based on certain of our proprietary technologies.

        On July 17, 2002, we moved into our new leased facility of approximately 28,000 square feet in Cranbury, New Jersey that combines both the research and development facility formerly located in Edison, New Jersey and the corporate offices formerly located in Princeton, New Jersey. The lease will expire in July 2012.

Results of Operations

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

        Grants and contracts – For the year ended June 30, 2003, we recognized $504,000 in contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., as compared to no recognition of contract revenue for the year ended June 30, 2002. The increase in contract revenue was attributable to additional shared development costs of LeuTech pursuant to the amended collaboration agreement. For the year ended June 30, 2003, we recorded $137,417 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services compared to $80,929 for the year ended June 30, 2002.

        License Fees and Royalties – For the year ended June 30, 2003, we recorded $628,598 of license revenue compared to $200,426 of license revenue recorded for the year ended

June 30, 2002. Of the license revenue recorded for the year ended June 30, 2003, $43,987 was included in the cumulative effect adjustment as of July 1, 2000 and $584,611 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. Of the license revenue recorded for the year ended June 30, 2002, $138,888 was included in the cumulative effect adjustment as of July 1, 2000 and $61,538 was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and development – Research and development (R&D) expenses increased to $17,439,191 for the year ended June 30, 2003 compared to $12,117,026 for the year ended June 30, 2002. The increase in R&D was primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141, to date we have incurred approximately $22.1 million in allocated R&D expenses. For the year ended June 30, 2003, approximately $9.0 million of R&D expense was allocated to PT-141 compared to approximately $6.0 million for the year ended June 30, 2002. We anticipate incurring approximately $4.0 million of expenses over the next 12 months as we progress with our clinical trials and product development programs.

•	LeuTech, to date we have incurred approximately $40.6 million in allocated R&D expenses. For the year ended June 30, 2003,approximately $5.4 million of R&D expense was allocated to LeuTech compared to approximately $3.5 million for the year ended June 30, 2002. We anticipate incurring approximately $3.0 million of expenses over the next 12 months.

•	MIDAS, to date we have incurred approximately $9.7 million in allocated R&D expenses. For the year ended June 30, 2003, approximately $3.0 million of R&D expense was allocated to MIDAS compared to approximately $2.6 million for the year ended June 30, 2002. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an IND with the FDA for at least one of these preclinical compounds and initiate clinical testing in the first half of calendar year 2004. We anticipate incurring approximately $2.0 million of expenses over the next 12 months.

        General and administrative – General and administrative (G&A) expenses decreased to $4,866,642 for the year ended June 30, 2003 compared to $5,004,143 for the year ended June 30, 2002. The decrease in G&A expenses is primarily attributable to the reduction in legal expenses since the settlement with Molecular Biosystems in August 2002, which was accrued as of June 30, 2002.

        Interest income – Interest income decreased to $247,552 for the year ended June 30, 2003 compared to $312,015 for the year ended June 30, 2002. The decrease in interest income is attributable to lower average amounts of cash, cash equivalents and investments available for investment purposes throughout the year and the decrease in interest rates these investments earn.

        Income tax benefit — During 2003 and 2002, the Company sold New Jersey State net operating loss carryforwards and research and development credits, which resulted in the recognition of $245,093 and $392,410 income tax benefit, respectively. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

        Deemed dividend — Based on the sales price of the common stock in private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with their existing terms. As a result, a deemed dividend of $203,138 and $297,603 has been reflected in the Company’s consolidated statement of operations for years ended June 30, 2003 and 2002, respectively. The decrease in deemed dividend between years is primarily the result of the difference in the sales price of the common stock in the private placements and the changes to the total securities outstanding during 2003 compared to 2002.

Year Ended June 30, 2002 Compared to the Year Ended June 30, 2001

        Grants and contracts – For the year ended June 30, 2002, we did not recognize any contract revenue related to the shared development costs of LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., as compared to $1,410,356 recognized for the year ended June 30, 2001. The decrease was attributable to the cap on shared development costs of LeuTech pursuant to the original collaboration agreement, which was reached during the year ended June 30, 2001. In May 2002 we entered into an agreement with Mallinckrodt to amend this agreement. Under the terms of this amended agreement, Mallinckrodt has committed, among other things, up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to cover half of the estimated expenses associated with completing the FDA review process of LeuTech. Grant revenue under the Small Business Innovation Research and the Small Business Technology Transfer programs of the Department of Health and Human Services decreased to $80,929 for the year ended June 30, 2002 compared the $211,069 reported for the year ended June 30, 2001.

        License Fees and Royalties – During the year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share in fiscal 2001, which reflects the deferral of an up-front license fee received from Mallinckrodt, Inc. related to licensing of LeuTech recognized in the year ended June 30, 2000. Previously, we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the year ended June 30, 2002, we recorded $200,426 of license revenue, $138,888 of which was included in the cumulative effect adjustment as of July 1, 2000 and $61,538 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. We recorded $166,667 of license revenue for the year ended June 30, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

        Research and development – Research and development (R&D) expenses increased to $12,117,026 for the year ended June 30, 2002 compared to $10,108,999 for the year ended June 30, 2001. The increase in R&D was primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech, and increased research on our MIDAS technology. Additionally, depreciation expense increased due to a change in the remaining estimated useful lives of certain leasehold improvements at our Edison, New Jersey facility which we moved out of in July 2002.

        General and administrative – General and administrative (G& A) expenses increased to $5,004,143 for the year ended June 30, 2002 compared to $3,024,841 for the year ended June 30, 2001. The increase in G&A was primarily attributable to an increase in professional fees mainly related to legal fees, increase in salaries and related personnel expenses and the accrual of our settlement of litigation with Molecular Biosystems, Inc.

        Interest income – Interest income decreased to $312,015 for the year ended June 30, 2002 compared to $787,574 for the year ended June 30, 2001. The decrease in interest income was due to lower level of funds available for investment purposes and lower rates of return experienced throughout the fiscal year ended June 30, 2002.

        Income tax benefit — During 2002 and 2001, the Company sold New Jersey State net operating loss carryforwards and research and development credits, which resulted in the recognition of $392,410 and $325,152 income tax benefit, respectively. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

        Deemed dividend — Based on the sales price of the common stock in private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $297,603 has been reflected in the Company’s consolidated statement of operations for year ended June 30, 2002. There was no dividend recorded during 2001 as the sales price of common stock issued exceeded the terms of these warrants.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of June 30, 2003, we had a deficit accumulated during the development stage of $90,808,827. We have financed our net operating losses through June 30, 2003 by a series of debt and equity financings. At June 30, 2003, we had cash and cash equivalents of $14,294,603 and investments of $4,088,384.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market and sell LeuTech for diagnosis of appendicitis, as well as for PT-141, MIDAS and LeuTech for other indications. PT-141, MIDAS and LeuTech for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	intellectual property rights;

•	product introduction; and

•	marketing, sales and competition.

Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech for the diagnosis of appendicitis, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects. Any of these possibilities could materially and adversely affect our operations.

        During the year ended June 30, 2003, our operating activities used net cash of $19.9 million and during the year ended June 30, 2002 our operating activities used net cash of $13.1 million. The increase resulted primarily from increased R&D spending on both PT-141 and LeuTech.

        During the year ended June 30, 2003, we used cash in investing activities of $4.1 million, consisting of $1.1 million of capital expenditures and $3.0 million for net purchases of investment securities. During the year ended June 30, 2002, we used cash in investing activities of $2.8 million, consisting of $1.6 million of capital expenditures and $1.2 million for investment securities.

        During the year ended June 30, 2003, net cash provided by financing activities was approximately $30.3 million, consisting of approximately $30.5 million in gross proceeds from the issuance of common stock and warrants in private placements, partially offset by $153,473 for payments on capital lease obligations. During the year ended June 30, 2002, net cash provided by financing activities was $12.4 million, all of which resulted from the issuance of common stock and warrants in private placements.

        In November 2002 and March 2003, we received aggregate gross proceeds of $30.6 million in private placements of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 22.8 million shares of common stock: 9,373,940 shares at $1.23 per share and 13,433,096 at $1.42 per share. For every five shares purchased in the November 2002 offering and for every four shares purchased in the March 2003 offering, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.54 for the November 2002 offering and $1.77 for the March 2003 offering. The net proceeds of approximately $28.8 million continue to be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In July 2002, we received additional gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of approximately $1.7 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In November 2001 and June of 2002, we received aggregate gross proceeds of $13.44 million in private placements of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 6.0 million shares of common stock: 4,902,481 shares at $2.25 per share and 1,095,097 shares at $2.20 per share. For every four shares purchased in the November 2001 offering and for every five shares purchased in the June 2002 offering, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $2.70 for the November 2001 offering and $2.75 for the June 2002 offering. The net proceeds of approximately $12.5 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On May 13, 2002, we entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared LeuTech development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. We agreed to arrange for the manufacture of LeuTech and we would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the $10 million in milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals. Of the $3.2 million, $1.2 million has been paid to date. We expect to receive the remaining $2 million in the fourth quarter of calendar year 2003

        On July 17, 2002, we moved into our new leased facility of approximately 28,000 square feet in Cranbury, New Jersey that combines both the research and development facility formerly located in Edison, New Jersey and the corporate offices formerly located in Princeton, New Jersey. Our initial cash outlay related to the move was approximately $1.6 million. Minimum annual lease payments escalate currently from approximately $925,000 per year to $1,605,000 per year in 2007. The lease will expire in July 2012.

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2004 — $250,000, 2005 — $200,000, 2006 — $200,000, 2007 — $200,000 and 2008 — $200,000.

        We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations into fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain clinical trials and research activities until such time as appropriate financing was available.

        We anticipate incurring additional losses over at least the next few years. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Commitments

        As outlined in Note 5 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2003:

                                                          Payments due by Period
                                                          ----------------------
                                               Less than                                     After 5
                                  Total          1 Year      1 - 3 Years    4 - 5 Years       Years
                                  -----          ------      -----------    -----------       -----

Facility operating leases     $12,054,000     $1,367,000      $2,529,000     $2,888,000     $5,270,000
Capital lease obligations         283,000        199,000          64,000         20,000              -
License agreements              1,050,000        250,000         400,000        400,000              -
                              ------------------------------------------------------------------------
Total conractual obligations  $13,387,000     $1,816,000      $2,993,000     $5,270,000     $5,270,000
                              ========================================================================

Recent Accounting Pronouncement

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock -Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Factors Affecting our Business Condition

        In addition to the other information included in this Annual Report, the following factors should be considered in evaluating our business and future prospects:

We expect to continue to incur substantial losses over the next few years and we may never become profitable.

        We have never been profitable and we may never become profitable. As of June 30, 2003, we had a deficit accumulated during development stage of $90,808,827 and a loss for the year then ended of $20,565,211. We anticipate substantial losses over the next few years associated with the manufacturing and marketing of LeuTech for diagnosis of appendicitis, and continued research and development of PT-141, MIDAS and LeuTech for other indications. We cannot be certain whether additional funds will be available when needed, or on acceptable terms. If we are unable to obtain additional financing as needed, we may reduce the scope of our operations, which will have a material adverse effect on our business.

We currently have no revenues from product sales and will need to raise additional capital to operate our business.

        To date, we have generated no revenues from the sale of any approved products. Unless and until we receive approval from the U.S. Federal Drug Administration and other regulatory authorities for our product candidates, we cannot sell our products and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from net proceeds of future offerings and cash on hand. We will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, which will have a material adverse effect on our business.

We have a limited operating history upon which to base an investment decision.

        We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to undertake pre-clinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products;

•	conducting sales and marketing activities; and

•	obtain additional capital.

Our operations have been limited to organizing and staffing our Company, acquiring, developing and securing our proprietary technology and undertaking pre-clinical trials and clinical trials of our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates and the advisability of investing in our common stock.

Development and commercialization of our proposed product and technologies involves a lengthy, complex and costly process and we may never develop or commercialize any products.

        Our product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. We will need regulatory approval to market LeuTech for diagnosis of appendicitis, and we are still conducting clinical trials on the use of LeuTech for other indications. PT-141 and MIDAS will require significant further research, development and testing. You should evaluate Palatin in light of the uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the research, development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	intellectual property rights;

•	product introduction; and

•	marketing and competition.

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products under the Federal Food, Drug and Cosmetic Act, or FFDCA, in the United States and under comparable laws in most foreign countries. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States are similar to steps required in most other countries and include:

•	completion of pre-clinical laboratory tests, pre-clinical trial and formulation studies;

•	submission to the FDA of an investigational new drug application, or IND, for a new drug or antibiotic, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	the submission of a new drug application, or NDA, to the FDA; and

•	FDA review and approval of the NDA before any commercial marketing, sale or shipment of the drug.

Pre-clinical tests include laboratory evaluation of product chemistry formulation and stability, as well as studies to evaluate toxicity. The results of pre-clinical testing together with manufacturing information and analytical data are submitted to the FDA as part of an IND application. The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin, in order to ensure that human research subjects will not be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may halt proposed or ongoing clinical trials, or may authorize trials only on specified terms. The IND application process may become extremely costly and substantially delay development of our products. Moreover, positive results of pre-clinical tests will not necessarily indicate positive results in clinical trials.

        Clinical trials to support new drug applications are typically conducted in three sequential phases that may overlap. These phases generally include the following:

•	Phase I: The drug is usually first introduced into healthy humans or, on occasion, into patients, and is tested for safety, dosage tolerance, absorption, distribution, excretion and metabolism.

•	Phase II: The drug is introduced into a limited patient population to:

– assess the efficacy of the drug in specific, targeted indications;

– assess dosage tolerance and optimal dosage; and

– identify possible adverse effects and safety risks.

•	Phase III: These are commonly referred to as pivotal studies. If a compound is found to have an acceptable safety profile and to be potentially effective in Phase II clinical trials, new clinical trials will be initiated to further demonstrate clinical efficacy, optimal dosage and safety within an expanded and diverse patient population at geographically dispersed clinical study sites.

        Clinical testing must meet requirements for Institutional Review Board, or IRB, oversight, informed consent and good clinical practices. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

        The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a new drug application, or NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Upon approval, a drug candidate may be marketed only in those dosage forms and for those indications approved in the NDA. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase IV studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

        Satisfaction of FDA pre-market approval requirements for new drugs typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and impose costly procedures upon our activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

        If regulatory approval of any of our products is granted, it will be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s cGMP regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of product, voluntary recall of a product injunctive action or possible civil penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of these products, our ability to control third party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with cGMP or other FDA requirements applicable to our products may result in legal or regulatory action by the FDA.

        With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. The FDA has very broad enforcement authority under the Federal Food Drug and Cosmetic Act, and failure to abide by these regulations can result in penalties including the issuance of a warning letter directing us to correct deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

        We are also subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

        Outside the United States our ability to market our products will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficiency has been presented, a marketing authorization will be granted.

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

        We completed clinical trials of LeuTech for the diagnosis of equivocal appendicitis in the spring of 1999. In December 1999, the FDA accepted our LeuTech BLA for the diagnosis of appendicitis in patients with equivocal signs and symptoms. In July 2000, the FDA Medical Imaging Drugs Advisory Committee (MIDAC) unanimously voted that LeuTech is safe and effective for use in the diagnosis of appendicitis in patients with equivocal signs and symptoms and that the data presented support the clinical utility of LeuTech in managing these patients. In September 2000, we received a complete response letter from the FDA where they determined that the efficacy and safety data were complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues. We commenced the BLA amendment filings to the FDA in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the fourth quarter of calendar year 2003. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004. FDA review of the application amendments can be a long and uncertain process. The amendments must demonstrate that we have satisfactorily addressed all of the issues contained in the complete review letter, before the FDA can approve LeuTech for commercial use. We will need to rely on our contract manufacturers to obtain a substantial part of the requested information. We cannot know for certain whether we can provide the requested information, how long it will take, or whether the data we provide will be satisfactory to the FDA. Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for funding our other research and development projects.

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

        If the FDA approves LeuTech for marketing and sale, we will depend on our arrangement with Tyco Healthcare (formerly Mallinckrodt, Inc.), a division of Tyco International, Ltd., to market, sell and distribute LeuTech. Tyco Healthcare is our worldwide (excluding Europe) marketing, sale and distribution partner for LeuTech. If Tyco Healthcare fails to market LeuTech or devote enough resources to LeuTech, our potential revenues from the sale of LeuTech will be adversely affected. If the arrangement with Tyco Healthcare fails, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

If LeuTech does not achieve market acceptance, our business will suffer.

        Approval of LeuTech for marketing and sale does not assure the product’s commercial success. LeuTech, if successfully developed, will compete with drugs manufactured and marketed by major pharmaceutical and other biotechnology companies. Imaging agents such as LeuTech generally take longer to achieve market acceptance following marketing approval than other drugs. The degree of market acceptance of LeuTech will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of LeuTech;

•	cost-effectiveness of LeuTech relative to competing products;

•	availability of reimbursement for our products from government or other healthcare payors;

•	the establishment and demonstration of the clinical efficacy and safety; and

•	potential advantage over alternative treatment methods.

If LeuTech does not achieve adequate market acceptance, our business, financial condition and results of operations will be adversely affected.

Competing products and technologies may make LeuTech and our other potential products noncompetitive.

        We are aware of one company marketing an antibody-based product which may compete with LeuTech as to certain indications. The competing product is marketed in some European countries. Palatin is also aware of at least one other company developing a peptide-based product which may also compete with LeuTech as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

        We are aware that there are two oral FDA-approved drugs for the treatment of erectile dysfunction. Both of these products and another oral drug are also approved in Europe, Japan and most of the world’s pharmaceutical markets. In addition, we are aware of at least two other products treating erectile dysfunction that have been submitted for approval in the United States, Europe and most of the world’s pharmaceutical markets. Potentially, in order to achieve approval and market acceptance, PT-141 may potentially be required to demonstrate efficacy and safety equivalent or superior to these other products.

        The biopharmaceutical and diagnostic industries are highly competitive. We are likely to encounter significant competition with respect to LeuTech, PT-141 and our other potential products. Many of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than us. These competitive products or technologies may be more effective and useful and less costly than LeuTech, PT-141 or our other potential products. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

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

        Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

•	if and when patents will issue;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or

•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

Contamination or injury from hazardous materials used in the development of LeuTech, PT- 141 and MIDAS could result in liability exceeding our financial resources.

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

        The testing and marketing of medical products entail an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products, or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry product/medical professional liability insurance, which includes liability insurance for our clinical trials. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the 12 month period ended September 26, 2003 was approximately 90,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Our management and principal stockholders together control approximately 57% of our voting securities, a concentration of ownership which could delay or prevent a change in control.

        Our executive officers and directors beneficially own approximately 5% of our voting securities and our 5% or greater stockholders beneficially own approximately 52% of our voting securities. These stockholders, acting together, will be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Corporate Governance

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the Nasdaq Stock Market, could result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of June 30, 2003, our cash and cash equivalents were $14,294,603 and investments, which consisted of commercial paper, were $4,088,384. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as part of this Report:

Table of Contents (Financial)

INDEPENDENT AUDITORS’ REPORT

The Board of DirectorsPalatin
Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a development stage company) and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from January 28, 1986 (inception) through June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Palatin Technologies, Inc. and subsidiaries for the year ended June 30, 2001 and for the period from January 28, 1986 (inception) through June 30, 2003, to the extent related to the period from January 28, 1986 (inception) through June 30, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated September 10, 2001. Our opinion on the consolidated statements of operations, stockholders’ equity (deficit) and cash flows, insofar as it relates to the amounts included for the period from January 28, 1986 (inception) through June 30, 2001, is based solely on the report of the other auditors.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. (a development stage company) and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, and for the period from January 28, 1986 (inception) through June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 19, 2003

Table of Contents (Financial)

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and the report has not been reissued by Andersen. The Andersen report refers to financial statements as of June 30, 2001 and 2000 and for the year ended June 30, 2000, which are no longer included in the accompanying financial statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Palatin Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. (a Delaware corporation in the development stage) and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001 and the period from January 28, 1986 (inception) through June 30, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
September 10, 2001

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                                                   June 30, 2003     June 30, 2002
                                                                   -------------     -------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                         $ 14,294,603     $  7,944,264
  Available for sale investments                                       4,088,384        1,160,773
  Prepaid expenses and other                                             447,510          349,883
                                                                    ------------     ------------
      Total current assets                                            18,830,497        9,454,920

Property and equipment, net                                            3,399,181        2,416,499
Restricted cash                                                          428,075          433,844
Other                                                                     63,381           52,953
                                                                    ------------     ------------
                                                                    $ 22,721,134     $ 12,358,216
                                                                    ============     ============
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt                                 $    188,015     $          -
  Accounts payable                                                     1,344,789        1,579,336
  Accrued expenses                                                     1,619,382          661,883
  Accrued compensation                                                   428,500          236,200
  Accrued litigation settlement                                                -          400,000
  Deferred revenue                                                       407,420          794,018
      Total current liabilities                                        3,988,106        3,671,437
                                                                    ------------     ------------

Long term debt                                                            76,432                -
                                                                    ------------     ------------

Commitments and Contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 14,867 and 26,192 shares issued and
      outstanding as of June 30, 2003 and 2002, respectively;                149              262
    Series C Convertible;  700,000 shares issued and outstanding
      as of June 30, 2002;                                                     -            7,000
  Common stock of $.01 par value - authorized 75,000,000 shares;
    Issued and outstanding 42,994,050 and 17,423,076 shares as of
      June 30, 2003 and 2002 respectively;                               429,941          174,231
  Additional paid-in capital                                         109,085,115       78,792,240
  Deferred compensation                                                  (37,977)         (53,942)
  Accumulated other comprehensive income                                 (11,805)          10,604
  Deficit accumulated during development stage                       (90,808,827)    $(70,243,616)
                                                                    ------------     ------------
                                                                      18,656,596        8,686,779
                                                                    ------------     ------------
                                                                    $ 22,721,134     $ 12,358,216
                                                                    ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

                                      Inception
                                 (January 28, 1986)
                                       through                              Year Ended June 30,
                                                       --------------------------------------------------------------
                                    June 30, 2003             2003                  2002                 2001
                                 -------------------   -------------------   -------------------  -------------------
REVENUES:
     Grants and contracts               $ 10,265,511     $    641,417     $     80,929     $  1,621,425
     License fees and royalties            2,729,987          628,598          200,426          166,667
     Other                                   318,917                -                -                -
                                        -------------    -------------    -------------    -------------
          Total revenues                  13,314,415        1,270,015          281,355        1,788,092
                                        -------------    -------------    -------------    -------------

OPERATING EXPENSES:
     Research and development             72,412,504       17,439,191       12,117,026       10,108,999
     General and administrative           32,247,900        4,866,642        5,004,143        3,024,841
     Net intangibles write down              259,334                -                -                -
                                        -------------    -------------    -------------    -------------
          Total operating expenses       104,919,738       22,305,833       17,121,169       13,133,840
                                        -------------    --------------   --------------   --------------

OTHER INCOME (EXPENSES):
     Interest income                       2,701,132          247,552          312,015          787,574
     Interest expense                     (1,981,179)         (22,038)          (3,188)          (5,104)
     Merger costs                           (525,000)               -                -                -
                                        -------------    -------------    -------------    -------------
          Total other income                 194,953          225,514          308,827          782,470
                                        -------------    -------------    -------------    -------------

 Loss before income taxes & cumu-
   lative  effect of accounting change   (91,410,371)     (20,810,304)     (16,530,987)     (10,563,278)
Income tax benefit                           962,655          245,093          392,410          325,152
                                        -------------    -------------    -------------    -------------

 Loss before cumulative effect of
   accounting change                     (90,447,716)     (20,565,211)     (16,138,577)     (10,238,126)
Cumulative effect of accounting change
   (Note 2)                                 (361,111)               -                -         (361,111)
                                        -------------    -------------    -------------    -------------

NET LOSS                                 (90,808,827)     (20,565,211)     (16,138,577)     (10,599,237)

DEEMED DIVIDEND                           (3,511,765)        (203,138)        (297,603)               -
                                        -------------    -------------    -------------    -------------

NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                     $(94,320,592)    $(20,768,349)    $(16,436,180)    $(10,599,237)
                                        =============    =============    =============    =============

Basic and diluted net loss per Common share
  Basic and diluted net loss before cumulative effect
     of accounting change                                $      (0.73)    $      (1.16)    $      (1.01)

  Cumulative effect of accounting change                            -                -            (0.04)
                                                         -------------    -------------    -------------
  Basic and diluted net loss                             $      (0.73)    $      (1.16)    $      (1.05)
                                                         =============    =============    =============
Weighted average number of Common shares  outstanding
    used in computing basic and diluted net loss per
    Common share                                           28,362,121       14,195,466       10,131,195
                                                         =============    =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)

                                                                             Preferred Stock
                                                         ------------------------------------------------------
                                                                                      Subscrip-
                                                          Shares         Amount         tions        Receivable
                                                       -----------    ------------   -----------    -----------
Balance at inception                                            -     $              $              $
                                                                                -             -              -
   Preferred stock subscriptions                                -               -         4,000         (4,000)
   Net loss from inception                                      -               -             -              -
                                                       -----------    ------------   -----------    -----------

Balance, August 31, 1995                                        -               -         4,000         (4,000)
   Preferred stock subscriptions                                -               -        (4,000)         4,000
   Issuance of Preferred shares                         4,000,000           4,000             -              -
   Issuance of Common shares on
      $10,395,400 private placement                             -               -             -              -
   Shares earned but not issued                                 -               -             -              -
   Net loss                                                     -               -             -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 25, 1996                                  4,000,000            4,000            -              -
   Conversion to Palatin Technologies, Inc.            (4,000,000)          (4,000)           -              -
Adjusted balance, June 25, 1996                                 -                -            -              -
    Shares outstanding of Palatin Technologies, Inc.            -                -            -              -
   Purchase of treasury stock                                   -                -            -              -
   Net loss                                                     -                -            -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 1996                                          -                -            -              -
   Issuance of Preferred shares, net of expenses          137,780            1,378            -              -
   Net loss                                                     -                -            -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 1997                                    137,780            1,378            -              -
   Issuance of Preferred shares, net of expenses           18,875              189            -              -
   Conversion of Preferred shares into Common shares      (49,451)            (495)           -              -
   Net loss                                                     -                -            -              -
                                                       -----------    ------------   -----------    -----------

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                             Preferred Stock
                                                         ------------------------------------------------------
                                                                                      Subscrip-
                                                          Shares         Amount         tions        Receivable
                                                       -----------    ------------   -----------    -----------
Balance, June 30, 1998                                    107,204           1,072             -              -
   Conversion of Preferred shares into Common shares      (51,145)           (511)            -              -
   Net loss                                                     -            -                -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 1999                                     56,059             561             -              -
   Issuance of Preferred shares, net of expenses          700,000           7,000             -              -
   Conversion of Preferred shares into Common shares      (22,498)           (225)            -              -
   Net loss                                                     -            -                -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 2000                                    733,561           7,336             -              -
   Conversion of Preferred shares into Common shares       (4,244)            (43)            -              -
   Net loss                                                     -               -             -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 2001                                    729,317           7,293             -              -
   Conversion of Preferred shares into Common shares       (3,125)            (31)            -              -
   Net loss                                                     -               -             -              -
                                                       -----------    ------------   -----------    -----------

Balance, June 30, 2002                                    726,192           7,262             -              -
   Conversion of Preferred shares into Common shares     (711,325)         (7,113)            -              -
   Net loss                                                     -               -             -              -

Balance, June 30, 2003                                     14,867               $             $              $
                                                                              149             -              -
                                                       ===========    ============   ===========    ===========

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
(continued)

                                                                     PALATIN TECHNOLOGIES, INC.
                                                                  (A Development Stage Enterprise)
                                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                                             (continued)

                                                                                                                   Accumulated
                                                                                                                    Other       Deficit
                                         Common Stock            Additional                          Deferred     Comprehen-   Accumulated
                                  --------------------------     Paid-In     Earned but  Treasury    Compensa-       sive       During Develop-
                                    Shares          Amount       Capital     not Issued    Stock       tion       Income/(loss)   ment Stage      Total
                                  -----------   -------------  ------------  ----------  ---------  ------------  ---------    ---------------- ---------
Balance at inception                        -   $              $         -   $       -   $     -    $         -   $      -   $          -   $          -
  Issuance of shares from
    inception                       6,922,069      1,177,786       100,000     110,833         -              -          -              -      1,388,619
  Net loss from inception                   -              -             -           -         -              -          -     (4,235,059)    (4,235,059)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, August 31, 1995            6,922,069      1,177,786       100,000     110,833         -              -          -     (4,235,059)    (2,846,440)
  Issuance of Preferred shares              -              -             -           -         -              -          -              -          4,000
  Issuance of Common shares on
    $10,395,400 private placeme    41,581,600      9,139,303             -           -         -              -          -              -      9,139,303
  Shares earned but not issued              -              -             -     266,743         -              -          -              -        266,743
  Issuance of Common shares         1,054,548        458,977      (100,000)   (324,546)        -              -          -              -         34,431
  Net loss                                  -              -             -           -         -              -          -     (3,897,879)    (3,897,879)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 25, 1996             49,558,217     10,776,066             -      53,030         -              -          -     (8,132,938)     2,700,158
  Conversion to Palatin
    Technologies, Inc.            (46,807,465))  (10,748,558)   10,752,558           -         -              -          -              -              -
Adjusted balance, June 25, 1996     2,750,752         27,508    10,752,558      53,030         -              -          -     (8,132,938)     2,700,158
  Shares outstanding of Palatin
    Technologies, Inc.                108,188          1,082       (1,082)           -         -              -          -              -              -
  Issuance of Common shares            25,754            257       139,459           -         -              -          -              -        139,716
  Purchase of treasury stock                -              -             -           -    (1,667)             -          -              -         (1,667)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 1996              2,884,694         28,847    10,890,935      53,030    (1,667)             -          -     (8,132,938)     2,838,207
  Issuance of Preferred shares,
     net of expenses                        -              -    11,635,653           -         -              -          -              -     11,637,031
  Shares earned but not issued              -              -             -     250,141         -              -          -              -        250,141
  Issuance of Common shares           135,987          1,360       316,761    (303,171)        -              -          -              -         14,950
  Retirement of treasury shares          (308))           (3)       (1,664)           -    1,667              -          -              -              -
  Issuance of stock options below
    fair market value                       -              -     1,472,716           -         -     (1,472,716)         -              -              -
  Amortization of deferred
    compensation                            -              -             -           -         -        394,383          -              -        394,383
  Net loss                                  -              -             -           -         -              -          -     (5,300,164)    (5,300,164)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 1997              3,020,373         30,204    24,314,401           -         -     (1,078,333)         -    (13,433,102)     9,834,548
  Issuance of Preferred shares,
     net of expenses                        -              -     1,573,295           -         -              -          -              -      1,573,295
  Issuance of Preferred shares
    expense Recapture                       -              -        49,733           -         -              -          -              -         49,733
  Issuance of Common shares            66,696            666        94,873           -         -              -          -              -         95,539
  Issuance of Common shares upon
    conversion of Preferred shares  1,012,554         10,126        (9,820)          -         -              -          -              -              -

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

  Issuance of stock options below
      fair market value                     -              -     1,161,156           -         -     (1,161,156)         -              -              -
  Amortization of deferred
    compensation                            -              -             -           -         -      1,723,310          -              -      1,723,310
  Net loss                                  -              -             -           -         -              -          -     (9,886,878)    (9,886,878)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 1998              4,099,623         40,995    27,183,638           -         -       (516,179)         -    (23,319,980)     3,389,547
  Issuance of Common shares         1,842,101         18,421     7,594,182           -         -              -          -              -      7,612,603
  Issuance of Common shares upon
    conversion of Preferred shares  1,115,740         11,158       (10,655)          -         -              -          -              -             (9)
  Issuance of Common shares upon
    exercise of warrants                9,874             99        18,676           -         -              -          -              -         18,775
  Issuance of Common shares upon
    exercise of options                70,257            703        13,348           -         -              -          -              -         14,051
  Issuance of stock options below
    fair market value                       -              -       811,054           -         -      (811,054)          -              -              -
  Amortization of deferred
    compensation                            -              -             -           -         -      1,308,675          -              -      1,308,675
   Net loss                                 -              -             -           -         -              -          -    (12,002,384)   (12,002,384)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 1999              7,137,595         71,376    35,610,243           -         -       (18,558)          -    (35,322,364)       341,258
  Issuance of Preferred shares,
    net of expenses                         -              -    12,999,058           -         -              -          -              -     12,999,058
  Issuance of Preferred shares              -              -             -           -         -              -          -              -          7,000
  Issuance of Common shares upon
    conversion of Preferred shares    572,374          5,724        (5,462)          -         -              -          -              -             37
  Issuance of Common shares upon
    exercise of warrants              111,551          1,115       451,097           -         -              -          -              -        452,212
  Issuance of Common shares upon
    exercise of options                80,852            809        99,667           -         -              -          -              -        100,476
  Acceleration of options
    previously granted                      -              -     1,170,000           -         -              -          -              -      1,170,000
  Amortization of stock based
    compensation                            -              -             -           -         -         18,558          -              -         18,558
  Net loss                                  -              -             -           -         -              -          -     (8,183,438)    (8,183,438)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 2000              7,902,372         79,024    50,324,603           -         -              -          -    (43,505,802)     6,905,161
  Issuance of Common shares,
    net of expenses                 2,532,369         25,324    13,954,928           -         -              -          -              -     13,980,252
  Issuance of Common shares upon
    conversion of Preferred shares    104,886          1,049        (1,006)          -         -              -          -              -              -

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

  Issuance of Common shares upon
    exercise of warrants              173,015          1,730       486,736           -         -              -          -              -        488,466
  Issuance of Common shares upon
    exercise of options               487,016          4,870       634,883           -         -              -          -              -        639,753
  Stock based compensation                  -              -       246,109           -         -       (105,534)         -              -        140,575
  Acceleration of options
     previously granted                     -              -       335,315           -         -              -          -              -        335,315
  Amortization of stock based
    compensation                            -              -             -           -         -         25,415          -              -         25,415
   Net loss                                 -              -             -           -         -              -          -    (10,599,237)   (10,599,237)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 2001             11,199,658        111,997    65,981,568           -         -        (80,119)          -   (54,105,039)    11,915,700
  Issuance of Common shares,
    net of expenses                 5,997,578         59,976    12,380,727           -         -              -          -              -     12,440,703
  Issuance of Common shares upon
    conversion of Preferred shares     76,590            766          (735)          -         -              -          -              -              -
  Issuance of Common shares upon
    exercise of options               149,250          1,492       339,098           -         -              -          -              -        340,590
  Stock based compensation                  -              -        91,582           -         -        (21,147)         -              -         70,435
  Amortization of stock based
    compensation                            -              -             -           -         -         47,324          -              -         47,324
   Unrealized gain on investments           -              -             -           -         -              -     10,604              -         10,604
   Net loss                                 -              -             -           -         -              -          -    (16,138,577)   (16,138,577)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------
Balance, June 30, 2002             17,423,076        174,231    78,792,240           -         -        (53,942)    10,604    (70,243,616)     8,686,779
  Issuance of Common shares,
    net of expenses                24,352,099        243,521    30,127,905           -         -              -          -              -     30,371,426
  Issuance of Common shares upon    1,121,576
    conversion of Preferred shares                    11,216       (4,103)           -         -              -          -              -              -
  Issuance of Common shares upon
    exercise of options and warrants   97,299            973       127,445           -         -              -          -              -        128,418
  Stock based compensation                  -              -        41,628           -         -        (13,153)         -              -         28,475
  Amortization of stock based
    compensation                            -              -             -           -         -         29,118          -              -         29,118
   Unrealized loss on investments           -              -             -           -         -              -    (22,409)             -        (22,409)
   Net loss                                 -              -             -           -         -              -          -    (20,565,211)   (20,565,211)
                                  ------------  -------------  ------------  ----------  --------   ------------  ---------  -------------  -------------

Balance, June 30, 2003             42,994,050   $   429,941    $109,085,115  $       -  $      -   $    (37,977)   (11,805)   (90,808,827)    18,656,596
                                  ============  =============  ============  ==========  ========  =============  =========  =============  =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                        Inception
                                                   (January 28, 1986)                Year Ended June 30,
                                                         through       -----------------------------------------------
                                                      June 30, 2003         2003             2002             2001
                                                      -------------    -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $(90,808,827)    $(20,565,211)    $(16,138,577)    $(10,599,237)

 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Cumulative effect of accounting change                  361,111                -                -          361,111
   Depreciation and amortization                         3,109,988          579,258        1,156,874          288,086
   License fee                                             500,000                -                -                -
   Interest expense on note payable                         72,691                -                -                -
   Accrued interest on long-term financing                 796,038                -                -                -
   Accrued interest on short-term financing                  7,936                -                -                -
   Intangibles and equipment write down                    278,318                -                -                -
   Common stock and notes payable issued for expenses      751,038                -                -                -
   Settlement with consultant                              (28,731)               -                -                -
   Deferred revenue                                         46,309         (386,598)         599,574         (166,667)
   Acceleration of options previously granted            1,505,315                -                -          335,315
   Stock based compensation                              4,455,374           57,593          458,349          165,990
   Changes in certain operating assets and liabilities:
     Accounts receivable                                         -                -                -          953,163
     Prepaid expenses and other                         (1,243,211)         (91,858)          34,079          111,053
     Accounts payable                                    1,344,789         (234,547)         449,676          117,590
     Accrued expenses and other                          1,586,715          749,799          293,678           36,239
                                                      -------------    -------------    -------------    -------------

      Net cash used for operating activities           (77,265,147)     (19,891,564)     (13,146,347)      (8,397,357)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/(Purchases) of investments, net                  (4,142,460)      (2,970,453)      (1,172,007)       2,155,617
  Purchases of property and equipment                   (5,941,750)      (1,134,015)      (1,634,509)        (629,899)
                                                      -------------    -------------    -------------    -------------

      Net cash provided/(used) for investing activites (10,084,210)      (4,104,468)      (2,806,516)       1,525,718
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party               302,000                -                -                -
  Payments on notes payable, related party                (302,000)               -                -                -
  Proceeds from senior bridge notes payable              1,850,000                -                -                -
  Payments on senior bridge notes payable               (1,850,000)               -                -                -
  Payments on capital lease obligations                   (153,473)        (153,473)               -                -
  Proceeds from notes payable and
    long-term debt                                       3,951,327                -                -                -
  Payments on notes payable and
    long-term debt                                      (1,951,327)               -                -                -
  Proceeds from common stock, stock option and
    warrant issuances, net                              75,588,774       30,499,844       12,440,703       15,108,470
  Proceeds from preferred stock, net                    24,210,326                -                -                -
  Purchase of treasury stock                                (1,667)               -                -                -
                                                      -------------    -------------    -------------    -------------

     Net cash provided by financing activities         101,643,960       30,346,371       12,440,703       15,108,470
                                                      -------------    -------------    -------------    -------------

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                14,294,603        6,350,339       (3,512,160)       8,236,831

CASH AND CASH EQUIVALENTS, beginning of period                   -        7,944,264       11,456,424        3,219,593
                                                      -------------    -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, end of period              $ 14,294,603     $ 14,294,603     $  7,944,264     $ 11,456,424
                                                      =============    =============    =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(continued)

                                                        Inception
                                                   (January 28, 1986)                Year Ended June 30,
                                                         through       -----------------------------------------------
                                                      June 30, 2003         2003             2002             2001
                                                      -------------    -------------    -------------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                             $    657,920     $     22,038     $      3,188     $      5,104
                                                      =============    =============    =============    =============

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      Equipment                                       $        900     $          -     $          -     $          -
                                                      =============    =============    =============    =============

NON-CASH STOCK ACTIVITY:
    Conversion of loans from employees to
      Common stock                                    $     74,187     $          -     $          -     $          -
                                                      =============    =============    =============    =============
   Conversion of note payable to Common stock         $     16,000     $          -     $          -     $          -
                                                      =============    =============    =============    =============
   Common stock issued for equipment                  $       2,32     $                $          -     $          -
                                                      =============    =============    =============    =============
   Common stock and warrants issued for expenses      $    960,909     $     20,000     $     14,144     $     31,200
                                                      =============    =============    =============    =============
   Common stock issued for accrued salaries
      and bonuses                                     $     16,548     $          -     $          -     $          -
                                                      =============    =============    =============    =============
   Accrued interest payable in Common stock           $    679,097     $          -     $          -     $          -
                                                      =============    =============    =============    =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(1)     ORGANIZATION ACTIVITIES:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company does not currently offer any products for sale. The Company is primarily focused on developing melanocortin (MC) based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, anorexia, cachexia, inflammation and drug abuse. The Company’s objective is to become a worldwide leader in melanocortin-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        PT-141 is the Company's lead therapeutic drug candidate and is now in clinical development for the treatment of both male and female sexual dysfunction. The Company recently completed a Phase 2B trial with PT-141 in male patients for which it expects to announce results in the fourth quarter of calendar year 2003. LeuTech®, is the Company's proprietary radiolabled monoclonal antibody for imaging and diagnosing infections. The Company commenced the biologics license application (BLA) amendment filings to the FDA in the first half of calendar year 2003 and anticipates remitting the final BLA amendment filing to the FDA in the fourth quarter of calendar year 2003. The Company expects to receive a complete response from the FDA regarding its BLA amendment filings in the first half of calendar year 2004. The Company is also conducting additional clinical trials for LeuTech to expand its market potential as a diagnostic agent. In addition, the Company has several preclinical drug candidates under investigation for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation.

        Key elements of the Company’s business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under investigation, expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development programs with the cash flow from our LeuTech collaboration agreement.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a substantial net loss of $20,565,211 for the year ended June 30, 2003 and has a deficit accumulated in the development stage of $90,808,827, cash and cash equivalents of $14,294,603 and investments of $4,088,384 as of June 30, 2003. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for diagnosis of appendicitis and expands clinical trials for other indications of LeuTech and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, the Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations into fiscal year ending June 30, 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, our financial condition and results of operations will be materially and adversely affected.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a maturity of less than three months. As of June 30, 2003 and 2002, approximately $428,000 and $434,000, respectively, of cash was restricted to secure letters of credit for security deposits on leases.

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

The following is a summary of available for sale investments as of June 30, 2003:

                                       Gross          Gross
                                     Unrealized     Unrealized
                          Cost         Gains          Losses      Fair Value
Corporate debt
securities          $    100,000     $  2,243     $       -     $    102,243

Mutual Funds        $  4,000,189     $      -     $  14,048     $  3,986,141
                    -------------    ---------    ----------    -------------
Total               $  4,100,189     $  2,243     $  14,048     $  4,088,384
                    =============    =========    ==========    =============

The following is a summary of available for sale investments as of June 30, 2002:

                                       Gross          Gross
                                     Unrealized     Unrealized
                          Cost         Gains          Losses      Fair Value
Government
securities          $     50,000     $    672     $       -     $     50,672

Corporate debt
securities               100,000          860             -          100,860

Mutual funds           1,000,169        9,072             -        1,009,241
                    -------------    ---------    ----------    -------------
Total               $  1,150,169     $ 10,604     $       -     $  1,160,773
                    =============    =========    ==========    =============

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

        Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the initial research term. The actual performance period may vary. The Company will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

        The Company recognized $137,417, $80,929 and $211,069, respectively, in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services for the years ended June 30, 2003, 2002 and 2001.

        The Company recognized $504,000 for the year ended June 30, 2003 in contract revenue related to the attainment of certain milestones and other shared development costs of LeuTech pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc. a division of Tyco International, Ltd. described below. The Company did not recognize any contract revenue related to the shared development costs of LeuTech for the year ended June 30, 2002, as compared to $1,410,356 recognized for the year ended June 30, 2001.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt, Inc. to jointly develop and market one of its proposed products (see Note 8). Under the terms of the agreement, the Company granted a worldwide license, excluding Europe, for sales, marketing and distribution and received a non-refundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such non-refundable fees were received.

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the years ended June 30, 2003, 2002 and 2001, the Company recognized $43,987, $138,888 and $166,667, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000. Prior year financial statements have not been restated to apply SAB 101 retroactively; however the following pro forma amounts show the net loss to common stockholders and net loss per share assuming the Company had retroactively applied SAB 101 to the prior year:

                                                        Year Ended
                                                      June 30, 2001
                                                      -------------
Net loss to common stockholders, as reported         $  (10,599,237)
                                                     ===============
Net loss per common share, as reported               $        (1.05)
                                                     ===============
Pro forma net loss to common stockholders            $  (10,238,126)
                                                     ===============
Pro forma net loss per common share                  $        (1.01)
                                                     ===============

55

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the years ended June 30, 2003 and 2002, the Company recognized $584,611 and $61,538, respectively, in license revenue under this agreement.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS 123, as amended in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The Company applies APB 25 and the related interpretations in accounting for its stock option plans. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net loss attributable to common stockholders and net loss per common share would have been reduced to the following pro forma amounts:

                                                           For the year ended June 30,
                                                 -----------------------------------------------
                                                      2003             2002             2001
                                                 -----------------------------------------------
Net loss attributable to common stockholders:
  As reported                                    $(20,737,349)    $(16,436,180)    $(10,599,237)
  Impact of total stock-based compensation
     expense determined under fair-value-based
     method                                        (1,297,069)      (1,660,290)      (1,609,113)
                                                 -------------    -------------    -------------
  Pro forma                                      $(22,034,418)    $(18,096,470)    $(12,208,350)
                                                 =============    =============    =============
Basic and diluted net loss per common share:
  As reported                                    $      (0.73)    $      (1.16)    $      (1.05)
                                                 =============    =============    =============
  Impact of stock-based compensation, net of
   tax                                                  (0.05)           (0.11)           (0.16)
                                                 =============    =============    =============
  Pro forma                                      $      (0.78)    $      (1.27)    $    (1.21)
                                                 =============    =============    =============

The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 3.54% in 2003, 4.5% in 2002, and 5.78% in 2001, expected volatility of 101% in 2003 and 60% in 2002 and 2001, and an expected option life of 7 years.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the years ended June 30, 2003, 2002 and 2001, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 15,140,115 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at June 30, 2003 (See Note 6).

        Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        Recent Accounting Pronouncements — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

(3)     PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:

                                                  June 30,
                                        ---------------------------
                                            2003            2002
                                        ------------   -------------
Office equipment                        $ 1,063,610    $    876,893
Laboratory equipment                      2,153,787       1,071,461
Leasehold improvements                    3,086,932       2,804,040
                                        ------------   -------------
                                          6,304,329       4,752,394
Less: Accumulated depreciation and
     amortization                        (2,905,148)     (2,335,895)
                                        ------------   -------------
                                        $ 3,399,181     $ 2,416,499
                                        ============   =============

        For the years ended June 30, 2003, 2002 and 2001, depreciation expense was $569,253, $1,146,566 and $278,078, respectively.

    (4)        ACCRUED EXPENSES:

        Accrued expenses consist of the following:

                                                 June 30,
                                       ----------------------------
                                           2003            2002
                                       -----------    -------------
      Product development costs        $  784,007     $   208,000
      Accrued rent                        397,872         100,000
      Other                               437,503         353,883
                                       -----------    -------------
                                       $1,619,382      $  661,883
                                       ===========    =============

(5)     COMMITMENTS AND CONTINGENCIES:

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

      Fiscal Year Ending June 30,
      ---------------------------
   2004                   $  1,366,582
   2005                      1,482,153
   2006                      1,046,956
   2007                      1,604,370
   2008                      1,283,848
   2009 and thereafter       5,270,494
                          -------------
                          $ 12,054,403

        The Company has accrued approximately $100,000 related to the Company’s share of estimated costs until termination of the Princeton lease, which is currently being subleased. For the years ended June 30, 2003, 2002 and 2001, rent expense was $1,554,838, $656,850 and $560,476, respectively.

        Capital Leases — In September 2002, the Company acquired $417,920 of laboratory equipment under capital leases. The term of these leases range from 24 to 60 months. As of June 30, 2003, $264,447 remains outstanding pursuant to these lease obligations.

        Employment Agreements – Dr. Spana, Mr. Wills and Dr. Molinoff have each entered into an employment agreement with the Company for a two-year period commencing October 1, 2001 for Dr. Spana and Mr. Wills, and commencing September 4, 2001 for Dr. Molinoff. Each agreement automatically renews for a one-year period unless terminated at least 30 days before the anniversary date. Dr. Spana is serving as chief executive officer and president at a salary of $290,000 per year. Mr. Wills is serving as chief financial officer at a salary of $225,000 per year. Dr. Molinoff is serving as executive vice president of research and development at a salary of $250,000 per year. Each agreement also provides for:

•	annual bonus compensation, in an amount to be decided by the compensation committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that the Company establishes, to the extent the employee’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows the Company or the employee to terminate the agreement upon written notice, and contains other provisions for termination by the company for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements). Early termination may, in some circumstances, result in severance pay at the salary then in effect, for a period of 24 months (Spana), 18 months (Wills) or 12 months (Molinoff) plus continuation of medical and dental benefits then in effect for 18 months (Spana and Wills) or 12 months (Molinoff). For Dr. Spana and Mr. Wills, termination following a change in control will result in a lump sum payment of two times (Spana) or one and one-half times (Wills) the salary then in effect, continuation of medical and dental benefits then in effect for 18 months, and immediate vesting of all stock options. For Dr. Molinoff, termination following a change in control will result in severance payments at the salary then in effect for 12 months, continuation of medical and dental benefits then in effect for 12 months, employment search expense reimbursement up to $25,000, and immediate vesting of all stock options. Each agreement includes non-competition, non-solicitation and confidentiality covenants. Although the agreements for Dr. Spana, Mr. Wills and Dr. Molinoff were automatically extended for a one year period pursuant to their terms, we are currently negotiating amendments to the agreements, except with respect to the base annual salary, and we anticipate that the amended terms will not be materially different than the existing terms.

        License Agreements – The Company has three license agreements that require minimum annual payments. Future minimum payments under the license agreements are: 2004 — $250,000, 2005 — $200,000, 2006 — $200,000, 2007 — $200,000 and 2008 — $200,000.

        Legal Proceedings – Following the termination of the Company’s proposed merger with San Diego-based Molecular Biosystems, Inc. in March 2000, Molecular Biosystems commenced a legal action against the Company, seeking damages arising from the alleged improper termination of the merger agreement. The Company denied the material allegations. In August 2002, in order to avoid the ongoing costs of the litigation and consumption of the Company’s time, the Company settled this litigation with Molecular Biosystems for $400,000, which the Company had accrued as of June 30, 2002.

(6)     STOCKHOLDERS’ EQUITY (DEFICIT):

        Series A Preferred Offering – On December 2, 1996, the Company commenced the Series A Preferred Offering of units at a price of $100,000 per unit, each unit consisting of 1,000 shares of Series A Convertible Preferred Stock. The final closing on the Series A Preferred Offering was effective as of May 9, 1997, with the Company having sold an aggregate total of 137.78 units, representing 137,780 shares of Series A Convertible Preferred Stock, for net proceeds to the Company of approximately $11,635,000, after deducting commission and other expenses of the Series A Preferred Offering.

        Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of Common Stock equal to $100 divided by the “Series A Conversion Price”. The current Series A Conversion Price is $2.63, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 38 shares of Common Stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of Common Stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the Common Stock as of the date of such sale or issuance. The Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of Common Stock outstanding. During the fiscal year ended June 30, 2003, 11,325 shares of the Series A Convertible Preferred Stock was converted into 421,575 shares of Common Stock. As of June 30, 2003, 14,867 shares of Series A Convertible Preferred Stock, currently convertible into 565,285 shares of Common Stock, are oustanding.

        Series C Preferred Offering – As of August 16, 1999, pursuant to the strategic collaboration agreement with Mallinckrodt (see Note 8), the Company sold 700,000 restricted shares of Series C Convertible Preferred Stock for $13,000,000. During June 2003, the Series C Convertible Preferred Stock was converted into 700,000 shares of Common Stock.

        Common Stock Transactions – In private placements of Common Stock and warrants in July 2002, November 2002 and March 20, 2003, the Company sold an aggregate of 24,352,099 shares of its Common Stock to investors consisting of domestic and European financial institutions and other accredited investors: 1,545,063 shares were sold at a market value of approximately $1.17 per share in the July 2002 offering, 9,373,940 shares of common stock were sold at a market value of approximately $1.23 per share in the November 2002 offering, and 13,433,096 shares of common stock were sold at a market value of approximately $1.42 per share in the March 2003 offering. For every five shares purchased in the July and the November offerings, and for every four shares purchased in the March offering, the investors received a five year warrant to purchase one share of common stock at an exercise price of $1.46 for the July offering, $1.54 for the November offering, and $1.77 for the March offering. Based on the sales price of the common stock in these private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $203,138 has been reflected in the Company’s consolidated statement of operations for year ended June 30, 2003.

        In connection with these private placements, the Company paid cash placement agent fees of $126,000 for the July offering, $790,433 for the November offering and $985,250 for the March 2003 offering and issued five-year warrants to purchase (i) 103,004 shares of Common Stock at prices ranging from $1.37 to $1.46 per share pursuant to the July offering, and (ii) 458,647 shares of Common Stock at $1.54 per share pursuant to the November offering.

        In private placements of Common Stock and warrants in November 2001 and June 2002, the Company sold an aggregate of 5,997,578 shares of its Common Stock to investors consisting of domestic and European financial institutions and other domestic accredited investors: 4,902,481 shares were sold at $2.25 per share in the November 2001 offering and 1,095,097 shares were sold at $2.20 per share in the June 2002 offering. For every four shares purchased in the November offering, and for every five shares purchased in the June offering, the investors received a five year warrant to purchase one share of common stock at an exercise price of $2.70 for the November offering and $2.75 for the June offering. Based on the sales price of the common stock in these private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $297,603 has been reflected in the Company’s consolidated statement of operations for the year ended June 30, 2002.

        In connection with these private placements, the Company paid placement agent’s fees of $771,879 for the November offering and $168,000 for the June offering and issued five year warrants to purchase (i) 356,060 shares of Common Stock at prices ranging from $2.66 to $2.70 per share pursuant to the November offering and (ii) 109,510 shares of Common Stock at $2.75 per share pursuant to the June offering.

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

        In connection with the private placement, the Company paid a placement agent’s fee of $1,060,391 and issued five year warrants to the placement agent to purchase 216,000 shares of Common Stock at $6.60 per share and 87,884 shares of Common Stock at $6.53 per share.

        Outstanding Stock Purchase Warrants – At June 30, 2003, the Company had the following warrants outstanding (prices are rounded to the nearest cent).

                      Common           Exercise Price      Latest
                   Stock Shares          per Share     Termination Date
                   ------------          ---------     ----------------
                       15,125             $0.01           03/15/05
                       32,487              0.22           09/13/05
                       51,502              1.37           07/29/07
                      360,514              1.46           06/13/07
                    2,325,312              1.54           11/29/07
                    3,358,275              1.77           03/21/08
                       32,654              1.78           02/15/06
                      404,263              2.36           06/25/06
                      134,188              2.66           10/29/06
                    1,429,984              2.70           04/30/07
                      328,529              2.75           06/13/07
                       15,000              2.82           05/13/12
                       30,000              2.90           04/06/06
                       25,000              3.65           12/17/06
                       15,000              4.00           12/15/10
                      170,000              4.37           02/08/04
                      193,003              4.48           03/09/04
                      214,271              4.56           03/10/04
                      808,850              4.70           03/11/04
                       28,582              4.81           03/11/04
                      194,773              5.06           03/12/04
                       44,073              5.56           03/12/04
                       87,884              6.53           10/27/05
                        5,000              7.00           06/06/05
                      146,475              7.42           10/27/05
                      360,000              7.50           10/05/05
                   ----------             -----
      Total        11,031,744      $0.01 - 7.50
                   ==========      ============

        In December 2002, the Company issued warrants to purchase 15,000 shares of its Common Stock at $2.82 per share to the Wistar Institute of Anatomy and Biology, as part of the consideration for a second agreement with Wistar to amend a technology license which Wistar previously granted to the Company. The warrants expire on May 13, 2012. The fair value of these warrants, of approximately $20,000 as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations.

        In April 2002, the Company issued warrants to purchase 15,000 shares of its Common Stock at $2.70 per share to Albert Fried, Jr. in consideration for a consulting agreement. The warrants expire on April 30, 2007. The fair value of these warrants, of approximately $14,000, as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations.

        In April and December 2001, the Company issued warrants to purchase 30,000 shares of its Common Stock at $2.90 per share and 25,000 shares at $3.65 per share, respectively, to the Cedar Brook Corporate Center as part of the consideration for the lease agreement for the Cranbury, NJ facility. These warrants expire 5 years from the date of issuance. The fair value of these warrants, of approximately $47,000, as calculated by the Black-Scholes option pricing model, will be charged ratably to expense in the statement of operations over the lease term of 10 years.

        In December 2000, the Company issued warrants to purchase 15,000 shares of its Common Stock at $4.00 per share to the Wistar Institute of Anatomy and Biology, as part of the consideration for an agreement with Wistar to amend a technology license which Wistar previously granted to the Company. The warrants expire on December 15, 2010. The fair value of these warrants, of approximately $31,200 as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations.

        Stock Option Plans – The Company has one stock option plan currently in effect under which future grants may be issued, the 1996 Stock Option Plan, as amended, approved by the Company’s stockholders on November 15, 2000, for which 5,000,000 shares of Common Stock are reserved. The Company has also granted options under agreements with individuals, and not under any plan.

        The status of the plans and individual agreements during the three years ended June 30, 2003, was as follows:

                                  Number of shares      Range of prices    Weighted average
                                 subject to options        per share       Prices per share
                                 ------------------     ---------------    ----------------
Outstanding at June 30, 2000         3,008,500          $.20 - $360.00         $3.92
                                     ==========         ==============         =====
   Granted                             983,125          $2.86 - $6.063
   Expired or canceled                (119,434)         $3.50 - $6.00
   Exercised                          (487,016)          $.20 - $3.875
                                     ----------         ---------------
Outstanding at June 30, 2001         3,385,175          $0.22 - $360.00        $4.14
                                     ==========         ==============         =====
   Granted                             695,000          $2.86 - $6.063
   Expired or canceled                (411,832)         $3.50 - $6.00
   Exercised                          (149,275)         $0.20 - $3.875
                                     ----------         ---------------
Outstanding at June 30, 2002         3,519,068          $0.22 - $21.70         $4.30
                                     ==========         ==============         =====
   Granted                             799,900          $1.16 - $3.53
   Expired or canceled                (177,554)         $1.36 - $21.70
   Exercised                            (5,184)          $.22 - $2.50
                                     ----------         ---------------
Outstanding at June 30, 2003         4,136,230          $1.00 - $21.70         $3.79
                                     ==========         ==============         =====
Exercisable at June 30, 2003         2,678,859          $1.00 - $21.70         $4.25

                        Shares       Weighted      Weighted                           Weighted
                      Purchasable    Average       Average          Shares          Average Price
  Range of               Under     Option Life     Exercise     Exercisable At     Of Exercisable
Exercise Prices         Options      (Years)        Price        June 30, 2003         Shares
---------------       ----------   -----------     --------     --------------     --------------
 $1.00 - $2.49           794,796      8.88          $1.62           236,170             $1.59
 $2.50 - $3.99         1,677,594      7.02          $3.16         1,096,335             $3.04
 $4.00 - $5.99         1,269,375      6.50          $4.70           955,219             $4.79
 $6.00 - $8.00           366,959      4.26          $6.94           363,624             $6.95
 $8.01 - $18.49            7,188      0.40         $18.34             7,188            $18.34
 $18.50 - $21.70          20,323      0.46         $21.70            20,323            $21.70

                                     all outstanding options:
                                     ------------------------
 $1.00 - $21.70        4,136,235      6.93          $3.79         2,678,859             $4.25
                       =========                                  =========

(7)     INCOME TAXES:

        The Company has had no income tax expense or benefit since inception because of operating losses, except for amounts recognized for sales of New Jersey State operating loss carryforwards and research and development credits. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, given the provisions of the tax laws. Based on the Company's historical losses, a valuation allowance for the net deferred tax assets has been recorded at June 30, 2003.

        The Tax Reform Act of 1986 imposes limitations on the use of net operating loss carryforwards if certain stock ownership changes occur. As a result of past changes in majority ownership, the Company most likely will not be able to fully realize the benefit of its net operating loss carryforwards.

        Significant components of the Company's deferred tax asset for federal and state purposes is as follows:

                                                                  June 30,
                                                       ------------------------------
                                                            2003            2002
                                                        -------------   -------------
Net operating loss carryforwards ...................... $ 29,149,000    $ 24,267,000
Research and development tax credits ..................    1,736,000         866,000
Non-deductible expenses ...............................      455,000       1,138,000
                                                        -------------   -------------
                                                          31,340,000      26,271,000
Valuation Allowances ..................................  (31,340,000)    (26,271,000)
                                                        -------------   -------------
Net deferred tax assets................................            -               -
                                                        =============   =============

        A valuation allowance was established for 100% of the deferred tax assets as realization of such benefits is not assured.

        During 2003, 2002 and 2001, the Company sold New Jersey State operating loss carryforwards and research and development credits, which resulted in the recognition of $245,093, $392,410 and $325,152, respectively, in tax benefits.

(8)     GRANTS AND CONTRACTS:

        The Company applies for and has received grants and contracts under the Small Business Innovative Research (“SBIR”) program and other federally funded grant and contract programs. Since inception, approximately $3,875,000 of the Company’s revenues has been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited.

        On May 13, 2002, the Company entered into an agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., to amend the strategic collaboration agreement dated as of August 17, 1999 for the development of LeuTech. Under the terms of the original agreement, Mallinckrodt paid a licensing fee of $500,000 (see Note 2) and purchased 700,000 restricted unregistered shares of Series C Convertible Preferred Stock for $13,000,000 (see Note 6). The Company shared LeuTech development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay the Company milestone payments of an additional $10 million on FDA approval of the first LeuTech indication and on attainment of certain sales goals following product launch. The Company agreed to arrange for the manufacture of LeuTech and would receive a transfer price on each product unit and a royalty on LeuTech net sales.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the Company’s estimated expenses associated with completing the FDA review process. Additionally, timing of the $10 million in future milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals (see Note 2). Of the $3.2 million, $1.2 million has been paid to date. The Company expects to receive the remaining $2 million in the fourth quarter of calendar year 2003.

        During the year ended June 30, 2003, 2002 and 2001, the Company recognized $504,000, $0 and $1,410,356, respectively, as contract revenue related to the development of LeuTech.

    (9)        CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED:

        The following tables provide quarterly data for the fiscal years ended June 30, 2003 and 2002.

                                                                         Three Months Ended
                                             ---------------------------------------------------------------------
                                               September 30,     December 31,       March 31,         June 30,
                                                   2002              2002             2003              2003
                                              --------------   ---------------   --------------   ----------------
                                                         (amounts in thousands except per share data)

Total revenues                                $         624    $          234    $          330   $            82
Total operating expenses                              4,768             4,875             6,025             6,638
Total other income (expense)                             45                44                43                93
                                              --------------   ---------------   ---------------   ---------------

    Loss before income taxes                         (4,099)           (4,597)           (5,652)           (6,463)
Income tax benefit                                        -               245                 -                 -
                                              --------------   ---------------   ---------------   ---------------

Net loss                                             (4,099)           (4,352)           (5,652)           (6,463)
Deemed dividend                                         (17)              (98)              (88)                -
                                              --------------   ---------------   ---------------   ---------------
Net loss attributable to common shares        $      (4,116)   $       (4,450)   $       (5,740)   $       (6,463)
                                              ==============   ===============   ===============   ===============

Basic and diluted net loss per common share   $       (0.22)   $        (0.18)   $        (0.19)   $        (0.15)
                                              ==============   ===============   ===============   ===============
Weighted average number of common shares
   outstanding, used in computing basic and
   diluted net loss per common share             18,497,853        24,871,723        30,162,510        42,039,097
                                              ==============   ===============   ===============   ===============

                                                                         Three Months Ended
                                              --------------------------------------------------------------------
                                               September 30,     December 31,       March 31,         June 30,
                                                   2001              2001             2002              2002
                                              --------------   ---------------   ---------------   ---------------
                                                         (amounts in thousands except per share data)

Total revenues                                $          41    $           42    $           99    $           99
Total operating expenses                              3,000             4,266             4,662             5,193
Total other income (expense)                            101                79                64                65
                                              --------------   ---------------   ---------------   ---------------

        Loss before income taxes                     (2,858)           (4,145)           (4,499)           (5,029)
Income tax benefit                                        -               162               230                 -
                                              --------------   ---------------   ---------------   ---------------

Net loss                                             (2,858)           (3,983)           (4,269)           (5,029)
Deemed dividend                                           -              (286)                -               (11)
                                              --------------   ---------------   ---------------   ---------------
Net loss attributable to common shares        $      (2,858)    $      (4,269)     $     (4,269)     $     (5,040)
                                              ==============   ===============   ===============   ===============

Basic and diluted net loss per common share   $       (0.26)    $       (0.33)     $      (0.26)    $       (0.31)
                                              ==============   ===============   ===============   ===============
Weighted average number of common shares
   outstanding, used in computing basic and
   diluted net loss per common share             11,199,611        13,013,547        16,140,790        16,495,204
                                              ==============   ===============   ===============   ===============

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On August 8, 2002, upon the recommendation and approval of our Audit Committee, we dismissed Arthur Andersen LLP (“Andersen”) as our principal independent public accountants and engaged KPMG LLP (“KPMG”) as our principal independent public accountants.

        In connection with the audits for the most recent year ended June 30, 2001 and the subsequent interim period through the filing date of this Annual Report on Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures which, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter of such disagreements in connection with their reports on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

        The report of Andersen on our consolidated financial statements, as of and for the year ended June 30, 2001, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

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

        During the year ended June 30, 2001 and through the filing date of this Annual Report on Form 10-K, neither we nor someone on our behalf consulted KPMG regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

    (A)   Evaluation of Disclosure Controls and Procedures. Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

    (B)   Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

[PART III BEGINS ON THE FOLLOWING PAGE]

PART III

Item 10. Directors and Executive Officers of the Registrant

        Directors and executive officers. The following table sets forth the names, ages and positions of our directors and executive officers.

Name                                          Age      Position with Palatin
----                                          ---      ---------------------
Carl Spana, Ph.D.                             41       President, chief executive officer and
                                                       director
Stephen T. Wills, CPA                         46       Executive vice president and chief
                                                       financial officer, secretary and treasurer
Perry B. Molinoff, M.D.                       63       Executive vice president of research and
                                                       development and director
Shubh D. Sharma, Ph.D.                        48       Vice president and chief technical officer
John K.A. Prendergast, Ph.D.                  49       Director, chairman of the board of
                                                       directors
Robert K. deVeer, Jr. (1) (2)                 57       Director
Kevin S. Flannery (1) (2)                     59       Director
Zola P. Horovitz, Ph.D. (2)                   68       Director
Robert I. Taber, Ph.D. (1)                    67       Director
Errol DeSouza, Ph.D.                          49       Director
________________________________

(1)     Member of the audit committee

(2)     Member of the compensation committee.

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on December 6, 2002, except for Dr. DeSouza, who was elected by the board and became a director on April 1, 2003. Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. All of the current executive officers hold office under employment agreements.

        CARL SPANA, Ph.D., co-founder of Palatin, has been our president and chief executive officer since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly-owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. At Paramount Capital Investments and at Castle Group, Dr. Spana was responsible for discovering, evaluating, and commercializing biotechnologies. Through his work at Paramount Capital Investments and Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of AVAX Technologies, Inc., a publicly traded medical technology company. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

        PERRY B. MOLINOFF, M.D. has been executive vice president for research and development since September 2001 and a director since November 2001. Dr. Molinoff’s background includes more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994 he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Meyers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute’s research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

        JOHN K. A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., a biotechnology consulting firm, since 1993. He is a co-founder and/or a member of the board of Ingenex, Inc., Avigen, Inc., and AVAX Technologies, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

        ROBERT K. deVEER, JR. has been a director since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee, and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.

        KEVIN S. FLANNERY has been a director since March 2000. Since 1992, Mr. Flannery has served as president of Whelan Financial Corp., a consulting and investment firm, and from 1994 to 1997 Mr. Flannery also served as president of Whelan Securities Corp., an NASD member brokerage firm. From 1975 to 1992, Mr. Flannery was senior managing director at Bear, Stearns & Co., Inc. where he was the head of listed equity trading. From 1974 to 1975, Mr. Flannery was first vice president at White, Weld & Co., Inc. where he was the head of the arbitrage department and co-head of the equity trading department. Prior to this, Mr. Flannery was a senior trader at Goldman, Sachs & Co. He is currently a director of three other publicly held companies: Geneva Steel Holdings Corp., Raytech Corporation and TeleSpectrum Worldwide Inc., of which he is also chairman and CEO; and of four privately held companies: Sheffield Steel Corp., Sarcom Inc., Global Technology Finance Corp. and Centis Inc. Mr. Flannery is a graduate of Columbia University.

        ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning, for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is currently a director of seven other publicly held companies: Genaera Corporation, Biocryst Pharmaceuticals, Diacrin, Avigen, Synaptic Pharmaceutical, 3-Dimensional Pharmaceuticals and Dov Pharmaceuticals; and four non-public companies: Phyton, Epigenesis, Immunicon and Nitromed. Dr. Horovitz earned his Ph.D. in Pharmacology from the University of Pittsburgh.

        ROBERT I. TABER, Ph.D. has been a director since May 2001. Dr. Taber began his career in the pharmaceutical industry in 1962, holding a succession of positions within Schering Corporation’s biological research group before leaving in 1982 as director of biological research. He has also held a number of increasingly important positions with DuPont Pharmaceuticals and the DuPont Merck Pharmaceutical Company, including director of pharmaceutical research, director of pharmaceutical and biotechnology research, vice president of pharmaceutical research and vice president of extramural research and development. From 1994 to 1998, Dr. Taber held the position of senior vice president of research and development at Synaptic Pharmaceuticals Corporation before founding Message Pharmaceuticals, Inc. in 1998. He is currently a director of Message Pharmaceuticals, and serves on the scientific advisory board of Locus Discovery, Inc. Dr. Taber earned his Ph.D. in pharmacology from the Medical College of Virginia.

        ERROL DE SOUZA, Ph.D. has been a director since April 2003. Dr. De Souza has nearly two decades of experience in the field of drug discovery and development. Dr. DeSouza joined Archemix Corporation, a biopharmaceutical company focused on aptamer therapeutics, on April 1, 2003. Previously, he was president and chief executive officer and a director of Synaptic Pharmaceuticals. As a result of a merger effective March 2003, Synaptic Pharmaceuticals became a wholly owned subsidiary of H. Lundbeck A/S, an international pharmaceutical company. Prior to that, Dr. DeSouza held senior management positions with Aventis, and its predecessor company Hoechst Marion Roussel Pharmaceuticals, and was co-founder of Neurocrine Biosciences, Inc. He is currently a member of the board of directors of IDEXX, and a Professor at the Center for Molecular Biology and Behavioral Neurosciences at Rutgers University. Dr. DeSouza received his B.A. (Honors) in Physiology and his Ph.D. in Neuroendocrinology from the University of Toronto, Canada and he received his postdoctoral fellowship in Neuroscience from The John Hopkins School of Medicine, Baltimore, MD.

Section 16(a) Beneficial Ownership Reporting Compliance

        The rules of the SEC (the Securities and Exchange Commission) require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors and officers. To the best of our knowledge, all of the filings for our directors and officers were made on a timely basis in fiscal 2003, except that Messrs. Spana, Wills, Molinoff, deVeer, Flannery, Horovitz and Taber each filed one report on Form 4 late, each relating to one option grant transaction.

Item 11. Executive Compensation

        Summary compensation table. The following table summarizes the compensation paid to our chief executive officer and the other named executive officers for the last three fiscal years. With respect to the persons and periods covered in the following table, we made no restricted stock awards, have no outstanding stock appreciation rights (“SARs”) and have no long-term incentive plan (“LTIP”).

                              SUMMARY COMPENSATION TABLE
                                                                 Long Term
                                                               Compensation
                                                               ------------
                                 Annual Compensation              Awards
                        -----------------------------------    ------------
                                                                                All other
Name and                                                          Option         Compen-
Principal Position      Year       Salary          Bonus          Shares(1)      sation
------------------      ----     -----------     ----------      ----------     ----------
Carl Spana, Ph.D.,      2003     $290,000        $50,000(2)      100,000        $3,543(3)
chief executive         2002     $291,042(4)           -         100,000(5)     $58,305(6)
officer                 2001     $268,358        $60,000         140,000         $2,319(7)

Stephen T. Wills,       2003     $225,000        $40,000(2)       80,000        $18,131(8)
CPA, MST, chief         2002     $226,833(4)           -          70,000(5)     $16,472(9)
financial officer       2001     $206,274        $45,000          65,000        $10,164(10)

Perry B. Molinoff,      2003     $250,000        $26,667(2)       60,000        $17,665(11)
M.D., executive         2002     $205,715              -               -        $46,192(12)
vice president of       2001        N/A            N/A           245,000          N/A
research &
development

Shubh D. Sharma,        2003     $165,000        $23,333(2)       30,000        $17,081(13)
Ph.D., vice             2002     $162,083              -          35,000(5)     $13,091(14)
president and chief     2001     $140,912        $20,000          30,000        $11,628(15)
technical officer
_____________________________
(1)	The security underlying all options listed is common stock.

(2)	Bonus earned in fiscal year 2003 and paid in fiscal year 2004.

(3)	Includes 401(k) matching contributions of $2,538 and life/disability insurance premiums of $1,005.

(4)	Includes one pay period of retroactive FY 2001 base salary earnings paid in FY 2002.

(5)	Options granted in fiscal year 2002 relate to compensation for fiscal year 2001. No options were granted relative to fiscal 2002.

(6)	Includes a relocation benefit of $55,000, 401(k) matching contributions of $2,300 and life/disability insurance premiums of $1,005.

(7)	401(k) matching contributions.

(8)	Includes health insurance premiums of $11,126, life/disability insurance premiums of $1,005 and 401(k) matching contributions of $6,000.

(9)	Includes health insurance premiums of $10,248, life/disability insurance premiums of $1,005 and 401(k) matching contributions of $5,219.

(10)	Includes health insurance premiums of $7,089 and 401(k) matching contributions of $3,075.

(11)	Includes Health insurance premiums of $10,660, life/disability insurance premiums of $1,005 and 401(k) matching contributions of $6,000.

(12)	Includes a relocation benefit of $32,809, health insurance premiums of $8,482, life/disability insurance premiums of $838 and 401(k) matching contributions of $4,063.

(13)	Includes health insurance premiums of $11,126, life/disability insurance premiums of $1,005 and 401(k) matching contributions of $4,950.

(14)	Includes health insurance premiums of $10,248, life/disability insurance premiums of $1,005 and 401(k) matching contributions of $1,838.

(15)	Includes health insurance premiums of $9,678 and 401(k) matching contributions of $1,950.

        Option grants in last fiscal year. The following table shows options granted to our named executive officers during the fiscal year ended June 30, 2003. All of the options listed were granted under our 1996 stock option plan, and the underlying security is common stock. All options granted in fiscal 2003 vested as to one third of the shares on the date of grant, and will vest as to the remaining two thirds of the shares only upon achievement of performance objectives. The exercise price for each option is equal to the market price of common stock on the date of grant. We have not granted any SARs.

[TABLE APPEARS ON FOLLOWING PAGE]

                                             OPTION GRANTS IN LAST FISCAL YEAR

                           INDIVIDUAL GRANTS
--------------------------------------------------------------------------|
                                                                          |  Potential Realizable
                                                                          |    Value at Assumed
                      Number of      % of Total                           |    Annual Rates of
                      Securities       Options                            |      Stock Price
                      Underlying     Granted to    Exercise               |    Appreciation for
                       Options        Employees    or Base                |      Option Term*
                       Granted       in Fiscal      Price      Expiration | ---------------------
        Name             (#)            Year        ($/Sh)        Date    |   5%($)       10%($)
----------------------------------- -------------- --------- -------------| ----------  ---------
                                                                          |
Carl Spana             100,000          16.5%       $2.00      12/11/2012 |  $125,780    $318,750
                                                                          |
Stephen T. Wills        80,000          13.2%       $2.00      12/11/2012 |  $100,624    $255,000
                                                                          |
Perry B. Molinoff       60,000           9.9%       $2.00      12/11/2012 |  $75,468     $191,250
                                                                          |
Shubh D. Sharma         30,000           5.0%       $2.00      12/11/2012 |  $37,734      $95,625
__________________________

* "Potential realizable value" is shown in response to SEC rules which require the information, for illustration purposes only. The values shown are not representations or projections of future stock prices or the future value of our common stock.

        Aggregated option exercises in last fiscal year and fiscal year-end option values. No executive officer exercised any options during the fiscal year ended June 30, 2003. We have not granted any SARs. Fiscal year-end values in the following table are based on the closing price for the common stock, as reported on AMEX on June 30, 2003, of $3.19 per share.

                               aggregated option exercises in last fiscal year
                                      and fiscal year-end option values

                                                                                           Value of
                                                        Shares Underlying                 Unexercised
                                                          Unexercised                    In-the-Money
                       Shares                              Options at                      Options at
                      Acquired                          Fiscal Year End,                Fiscal Year End,
                         on         Value          -------------------------       -------------------------
      Name            Exercise     Realized        Exercisable Unexercisable       Exercisable Unexercisable
      ----            --------     --------        ----------- --------------      ----------- -------------
Carl Spana               0            $0             650,962      130,000           $216,114      $79,334
Stephen T. Wills         0            $0             457,916      113,334            $85,359      $63,466
Perry B. Molinoff        0            $0             117,500      187,500            $23,800      $47,600
Shubh D. Sharma          0            $0              82,630      63,335             $18,800      $23,800

        Ten-year option repricings. We did not adjust or amend the exercise price of any stock options during the fiscal year ended June 30, 2003. We have not granted any SARs. The following table shows all option repricings for all executive officers at any time during the last 10 years, except for repricings which may have been effected before we became a publicly held company in 1993:

                                            TEN-YEAR OPTION REPRICINGS

                                 Number of       Market                                     Length of
                                Securities      Price of       Exercise                     Original
                                Underlying      Stock at       Price at                    Option Term
                                  Options       Time of         Time of        New        Remaining at
                                Repriced or   Repricing or   Repricing or    Exercise        Date of
                                  Amended      Amendment       Amendment      Price       Repricing or
Name                   Date         (#)           ($)             ($)          ($)          Amendment
-------------------   -------   -----------   ------------   ------------    --------   ----------------
Carl Spana            3/24/98     74,196         $6.25           $4.96        $1.00     8 years 3 months
Charles Putnam (1)    3/24/98     74,196         $6.25           $4.96        $1.00     8 years 3 months
Edward J. Quilty (2)  3/24/98      7,803         $6.25           $4.96        $0.20     9 years 2 months
Edward J. Quilty      9/27/96     70,257         $10.50          $5.42        $0.20     8 years 3 months
--------------------------

(1)     Former executive vice president and chief operating officer.

(2)     Former president and chief executive officer.

Compensation of Directors

        Non-employee directors’ initial option grants. When a non-employee director is first elected to the board, he receives an option to purchase an amount of common stock determined by the board, up to 10,000 shares, at the market value on the date of grant. These options vest as to 25% of the option per year, starting on the date of grant. They expire 10 years from the date of grant.

        Non-employee directors’ annual option grants. Each non-employee director receives annually an option to purchase 25,000 shares of common stock at the closing price on the date of the board’s annual meeting. These options vest in 12 monthly installments, starting on the last day of January. They expire 10 years from the date of grant. Messrs. deVeer, Flannery, Horovitz and Taber each received an option to purchase 25,000 shares at $1.59 per share, the closing price on December 6, 2002. Mr. DeSouza received an option to purchase 18,750 shares, representing the prorated portion of his annual option grant, at $1.70 per share, the closing price on April 1, 2003, the date he became a director.

        Non-employee directors’ expenses. Non-employee directors are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

        Employee directors. Employee directors are not separately compensated for services as directors, but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

Employment Agreements

        Carl Spana, Ph.D., Stephen T. Wills and Perry B. Molinoff, M.D. Dr. Spana, Mr. Wills and Dr. Molinoff have each entered into an employment agreement with us for a two-year period commencing October 1, 2001 for Dr. Spana and Mr. Wills, and commencing September 4, 2001 for Dr. Molinoff. Each agreement automatically renews for a one-year period unless terminated at least 30 days before the anniversary date. Dr. Spana is serving as chief executive officer and president at a salary of $290,000 per year. Mr. Wills is serving as chief financial officer at a salary of $225,000 per year. Dr. Molinoff is serving as executive vice president of research and development at a salary of $250,000 per year. Each agreement also provides for:

•	annual bonus compensation, in an amount to be decided by the compensation committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that we establish, to the extent the employee’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows us or the employee to terminate the agreement upon written notice, and contains other provisions for termination by the company for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements). Early termination may, in some circumstances, result in severance pay at the salary then in effect, for a period of 24 months (Spana), 18 months (Wills) or 12 months (Molinoff) plus continuation of medical and dental benefits then in effect for 18 months (Spana and Wills) or 12 months (Molinoff). For Dr. Spana and Mr. Wills, termination following a change in control will result in a lump sum payment of two times (Spana) or one and one-half times (Wills) the salary then in effect, continuation of medical and dental benefits then in effect for 18 months, and immediate vesting of all stock options. For Dr. Molinoff, termination following a change in control will result in severance payments at the salary then in effect for 12 months, continuation of medical and dental benefits then in effect for 12 months, employment search expense reimbursement up to $25,000, and immediate vesting of all stock options. Each agreement includes non-competition, non-solicitation and confidentiality covenants. Although the agreements for Dr. Spana and Mr. Wills were automatically extended for a one year period pursuant to their terms, we are currently negotiating amendments to the agreements, except with respect to the base annual salary, and we anticipate that the amended terms will not be materially different than the existing terms.

        Shubh D. Sharma, Ph.D. When we merged with RhoMed Incorporated (now our wholly-owned subsidiary) in 1996, we assumed RhoMed’s employment agreement with Dr. Sharma, which automatically renews for one-year periods, unless terminated by either party at least six months before the anniversary date. Dr. Sharma is serving as a vice president and chief technical officer at a salary of $165,000 per year. His agreement also provides for:

•	bonus compensation based on completion of proprietary peptide libraries, and discretionary incentive bonuses in an amount to be decided by the company; and

•	participation in all benefit programs that we establish, to the extent the employee’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

The agreement allows us or the employee to terminate the agreement upon written notice, and contains other provisions for termination by the company for “cause” (as defined in the agreement). Early termination may, in some circumstances, result in severance pay at the salary then in effect, for a period of six months. The agreement includes non-competition and confidentiality covenants.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

        During the fiscal year ended June 30, 2003, Mr. Flannery, Mr. deVeer and Dr. Horovitz served on the compensation committee.

        There are no compensation committee interlocks with other companies.

COMPENSATION COMMITTEE REPORT

        The compensation committee of the board makes recommendations to the board about compensation of executive officers. The committee also administers the 1996 stock option plan and may grant options to non-management employees and consultants, but it is the board’s policy to have the full board review and approve all option grants which the committee recommends for executive officers and directors. The committee also reviews and makes recommendations to the board concerning proposed employment agreements with executive officers. The committee evaluates performance and determines compensation policies and levels for executive officers. The members of the compensation committee are not, and have never been, employees or executive officers of Palatin. Mr. deVeer and Mr. Flannery have served on the committee since August 2000, and Dr. Horovitz has served on the committee since February 2001.

        Executive compensation policy. Competition for qualified senior management personnel in Palatin’s industry is intense. In order to attract and retain qualified personnel, Palatin must offer compensation which is both comparable to similarly situated companies in current salary and benefits, and includes the potential for substantial rewards if Palatin is successful over the long term. Palatin’s aim is to attract, retain and reward executive officers and other key employees who contribute to its long-term success and to motivate those individuals to enhance long-term stockholder value. It is Palatin’s policy to enter into employment agreements with executive officers, preferably with an initial term of two years. To establish this relationship between executive compensation and creation of stockholder value, the board has adopted a total compensation package comprised of base salary, bonus and stock option awards. Key elements of the compensation philosophy are:

•	Palatin pays compensation at levels competitive with other biotechnology companies with which Palatin competes for talent.

•	Palatin maintains annual incentive opportunities sufficient to provide motivation to achieve specific operating goals and to generate rewards that bring total compensation to competitive levels.

•	Palatin provides significant equity-based incentives for executives and other key employees to ensure that they are motivated over the long-term to respond to Palatin’s business challenges and opportunities as owners and not just as employees.

        Determining executive compensation. The committee usually meets twice per year to review how well management compensation is serving Palatin’s goals, to make recommendations to the board for any adjustments, and to recommend annual compensation for the coming year. Palatin’s chief financial officer and human resources manager gather and report on information about compensation levels in comparable companies. We review the performance of each executive officer and the financial condition of the company. We then consider the following major components of executive compensation:

Base salary. The employment agreement with each executive sets an initial base salary, which is competitive in our industry, given the executive’s experience and qualifications, at the time we enter into the agreement. The committee annually reviews each executive officer’s base salary. Among the factors taken into consideration are (1) individual and corporate performance, (2) levels of responsibility, (3) prior experience, (4) breadth of knowledge of the industry, and (5) competitive pay practices. If salaries at comparable companies appear to have increased, we recommend similar increases, but only if each executive’s historical performance warrants an increase and if the increase is prudent in view of Palatin’s financial condition.

Annual bonus. In addition to the competitive base salary, we intend to reward executives each year for the achievement of specific goals, which may be financial, operational or technological. We consider objectively measurable goals, such as obtaining new investment capital, negotiating valuable contracts, or meeting regulatory requirements, and more subjective goals, such as quality of management performance and consistency of effort. Palatin’s objectives consist of operating, strategic and financial goals that the board considers to be critical to Palatin’s overall goal: building stockholder value. Our recommendations for cash bonuses also take into account Palatin’s liquidity and capital resources at the time. Until Palatin’s operations generate substantial income, we may recommend bonuses which consist partly or mainly of stock options. Stock options granted as part of bonus compensation will usually be immediately exercisable, or will vest over a shorter time than other incentive options.

Long-term incentives. At present, Palatin’s only long-term incentive program is its 1996 stock option plan. Palatin does not have a defined benefit pension plan, and contributions to executives’ accounts under Palatin’s 401K plan are limited by federal tax regulations. Through option grants, executives receive significant equity incentives to build long-term stockholder value. The exercise price of options granted under the plan is at least 100% of fair market value of the common stock on the date of grant. Employees receive value from these grants only if the common stock appreciates over the long-term. We determine the size of option grants based on competitive practices at leading companies in the biotechnology industry and Palatin’s philosophy of significantly linking executive compensation with stockholder interests.

        Fiscal year 2003 compensation. During the fiscal year ended June 30, 2003, we continued compensation under our employment agreements with Dr. Spana, Mr. Wills, Dr. Molinoff and Dr. Sharma, with no change in base salaries. The base salaries for these executive officers, as provided in their employment agreements, reflect comparable salary figures for the industry, necessary to engage and retain individuals with their skills. Stock option grants for the executive officers reflected achievement of corporate and development goals. Starting December of 2002, we have made the vesting of a majority of the options granted to our executive officers contingent on achievement of performance objectives. Due to insufficient liquidity and other factors, we did not grant cash bonuses to executive officers with respect to fiscal 2002. We have resumed the granting of cash bonuses with respect to fiscal 2003, but did not pay out these bonuses until the first quarter of fiscal 2004.

        The base salary, bonus and grants of stock options for our CEO, Carl Spana, Ph.D., were determined in accordance with the criteria described above under “Determining executive compensation.” Dr. Spana’s compensation reflects the board’s subjective assessment of (1) his performance, (2) his skills in relation to other CEOs in Palatin’s industry, and (3) the board’s assessment of Palatin’s performance. Considering these factors, the committee set Dr. Spana’s base annual salary at $290,000 when we entered into our employment agreement with him effective October 1, 2001.

        Certain Tax Considerations. Section 162(m) of the Internal Revenue Code limits the company to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a taxable year. Compensation above $1 million may be deducted if it is “performance-based compensation” within the meaning of the Code.

        The committee believes that at the present time it is unlikely that the compensation paid to any executive officer in a taxable year will exceed $1 million. Therefore, the board has not established a policy for determining which forms of incentive compensation awarded to executive officers will be designed to qualify as “performance based compensation.”

SUBMITTED BY THE COMPENSATION COMMITTEE:

Kevin S. Flannery, Chairman
Robert K. deVeer, Jr.
Zola P. Horovitz, Ph.D.

Stock Performance Graph

        The following graph compares the yearly change in the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and the Nasdaq Biotechnology Index for our last five fiscal years. The graph assumes the investment of $100 in each stock or index on June 30, 1998, and the reinvestment of any dividends (we have never paid a dividend).

[GRAPH APPEARS ON FOLLOWING PAGE]

        GRAPH OMITTED

stock or index:          6/98         6/99        6/00        6/01        6/02         6/03
--------------           ----         ----        ----        ----        ----         ----
Palatin common          $100.00      $92.41     $141.77      $87.09      $40.10       $64.61
Nasdaq composite        $100.00     $141.77     $209.32     $114.07      $77.22       $85.65
Nasdaq biotech          $100.00     $159.91     $383.59     $319.59     $160.79      $211.91

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related
Stockholder Matters

   Securities Authorized for Issuance under Equity Compensation Plans

        The information required by item 201(d) of Regulation S-K pursuant to the requirements of this Item 12 is contained in this report under the same heading of Part II, Item 5.

Security Ownership of Certain Beneficial Owners and Management

        The tables below show the beneficial stock ownership and voting power, as of September 18, 2003, of:

•	each director, each of the named officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 18, 2003. Please see the footnotes for more detailed explanations of the holdings. Except as otherwise noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

        The common stock has one vote per share and the Series A preferred stock has approximately 38 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 18, 2003. On September 18, 2003, 43,125,360 shares of common stock and 13,617 shares of Series A preferred stock were outstanding.

        The address for all members of our management is c/o Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the footnotes to the table of beneficial owners.

                                                    MANAGEMENT:

                                                                                   Percent of
                                                                     Percent of      Voting
Class        Name of Beneficial Owner                    Shares        Class         Power
---------------------------------------------------------------------------------------------
Common       Carl Spana, Ph.D.                          730,968(1)      2.4%           *
Common       Stephen T. Wills                           525,916(2)      1.7%           *
Common       Perry B. Molinoff, M.D.                    176,250(3)       *             *
Common       Shubh D. Sharma, Ph.D.                     114,313(4)       *             *
Common       John K.A. Prendergast, Ph.D.               343,673(5)       *             *
Common       Robert K. deVeer, Jr.                      180,273(6)       *             *
Common       Kevin S. Flannery                          130,444(7)       *             *
Common       Zola P. Horovitz, Ph.D.                     70,833(8)       *             *
Common       Robert I. Taber, Ph.D.                      65,833(9)       *             *
Common       Errol DeSouza, Ph.D.                        17,083(10)      *             *
             All current directors and executive      2,355,586(11)     5.2%           *
             officers as a group (ten persons)
------------------

*Less than one percent.

(1)     Includes 714,295 shares which Dr. Spana has the right to acquire under options.

(2)     Includes 517,916 shares which Mr. Wills has the right to acquire under options.

(3)     Includes 166,250 shares which Dr. Molinoff has the right to acquire under options.

(4)     Includes 114,298 shares which Dr. Sharma has the right to acquire under options.

(5)     Includes 330,000 shares which Dr. Prendergast has the right to acquire under options.

(6)     Shares which Mr. deVeer has the right to acquire under options.

(7)     Includes 110,444 shares which Mr. Flannery has the right to acquire under options.

(8)     Includes 65,833 shares which Dr. Horovitz has the right to acquire under options.

(9)     Includes 60,833 shares which Dr. Taber has the right to acquire under options.

(10)     Shares which Mr. DeSouza has the right to acquire under options.

(11)     Includes 2,277,225 shares which directors and officers have the right to acquire under options.

                                         5% OR GREATER BENEFICIAL OWNERS:

                                                                                      Percent of
                                                                        Percent of      Voting
Class          Name of Beneficial Owner                   Shares          Class         Power
------------------------------------------------------------------------------------------------
Common         ProQuest(1)                               6,161,972(2)     13.9%         11.3%
Common         Albert Fried, Jr.(3)                      3,660,277(4)      8.3%          5.7%
Common         Lurie Investments(5)                      3,080,984(6)      7.0%          5.6%
Common         Federated Kaufmann Fund(7)                2,668,982(8)      6.1%          4.1%
Common         BVF Inc.(9)                               2,640,846(10)     6.0%          4.8%
Common         Credit Suisse Equity Fund Management
               Company S.A. on behalf of CS Equity
               Fund (Lux) Global Biotech(11)             2,599,489(12)     6.0%          4.9%
Common         Joseph Edelman(13)                        2,580,458(14)     5.9%          4.0%
Common         Pictet & Cie.(15)                         2,500,166(16)     5.7%          4.7%
Series A

Preferred      J.F. Shea Co., Inc.(17)                       5,000        36.7%           *(18)
------------------

*Less than one percent.

(1)

Includes the ownership of ProQuest Investments, L.P., ProQuest Investments II, L.P., ProQuest Investments II Advisors Fund, L.P. and ProQuest Companion Fund, L.P. ProQuest Associates LLC is the general partner of ProQuest Investments, L.P. and ProQuest Companion Fund, L.P. ProQuest Associates II LLC is the general partner of ProQuest Investments II, L.P. and ProQuest Investments II Advisors Fund, L.P. Address is 600 Alexander Park, Suite 204, Princeton, NJ 08540.

(2)	Includes 1,232,394 shares which the ProQuest entities have the right to acquire under warrants.

(3)	Address is c/o Albert Fried & Company LLC, 60 Broad St., 39th Floor, New York, NY 10004.

(4)	Includes 1,175,629 shares which Mr. Fried has the right to acquire under warrants.

(5)

Includes the ownership of Lurie Investment Fund, LLC, ALFATECH, LLC, and WASK Investments, LLC. Mark Slezak is the investment manager for all three entities. Address is c/o Lurie Investments, 2 N. Riverside Plaza, Suite 1500, Chicago, IL 60606.

(6)	Includes 616,197 shares which Lurie Investment Fund, LLC, ALFATECH, LLC, and WASK Investments, LLC have the right to acquire under warrants.

(7)

Includes the ownership of Federated Kaufmann Fund and Federated Kaufmann Small-Cap Fund. Lawrence Auriana is the portfolio manager for Federated Kaufmann Fund and Federated Kaufmann Small-Cap Fund. Address is 140 East 45th Street, New York, NY 10017.

(8)	Includes 880,282 shares which Federated Kaufmann Fund and Federated Kaufmann Small-Cap Fund have the right to acquire under warrants.

(9)

Includes the ownership of Biotechnology Value Fund, L.P, Biotechnology Value Fund II, L.P, BVF Investments, L.L.C. and Investment 10, L.L.C. BVF Inc. is the general partner of BVF Partners LP, which is the general partner of Biotechnology Value Fund, L.P and Biotechnology Value Fund II, L.P., the manager of BVF Investments, L.L.C. and the investment adviser to Investment 10, L.L.C. Address is 227 West Monroe, Suite 4800, Chicago, IL 60606.

(10)	Includes 528,169 shares which Biotechnology Value Fund, L.P, Biotechnology Value Fund II, L.P, BVF Investments, L.L.C. and Investment 10, L.L.C. have the right to acquire under warrants.

(11)	Address is c/o Brown Brothers Harriman, P.O. Box 1536, Pine Street Station, New York, NY 10268.

(12)	Includes 325,300 shares which CS Equity Fund (Lux) Global Biotech has the right to acquire under warrants.

(13)	Address is c/o Perceptive Capital LLC, 5431 Connecticut Ave. NE, Suite 100, Washington, DC 20015.

(14)

Includes 813,932 shares which Mr. Edelman, or persons with whom he shares voting and investment power, have the right to acquire under warrants. Mr. Edelman shares voting and/or investment power as to 2,320,200 of the shares shown in the table with the following persons:  Perceptive Life Sciences Master Fund, Ltd. as to 2,212,000 shares; and First New York Securities, LLC as to 108,200 shares. Mr. Edelman is the managing partner of Perceptive Life Sciences Master Fund, Ltd.

(15)	Address is 29 Blvd. Georges-Favon, 1204 Geneva, Switzerland.

(16)	Includes 280,000 shares which Pictet & Cie. has the right to acquire under warrants.

(17)	Address is 655 Brea Canyon Road, Walnut, CA 91789.

(18)	Includes 75,000 shares of common stock which J.F. Shea Co., Inc. has the right to acquire under warrants.

Item 13. Certain Relationships and Related Transactions.

        John K. A. Prendergast, Ph.D. Dr. Prendergast is the president and sole stockholder of Summercloud Bay, Inc., a corporation with which we have a consulting agreement to provide strategic and technology consulting services. Under the agreement, we have agreed to pay Summercloud Bay a fee of $1,750 per diem for work which we request, and we reimburse Dr. Prendergast for direct expenses. During the fiscal year ended June 30, 2003, we paid a total of $112,500 to Summercloud Bay, Inc. for consulting services.

Item 14. Principal Accountant Fees and Services.

        Our principal accountant is KPMG LLP.

        Audit Fees. For the fiscal year ended June 30, 2003, KPMG billed us a total of $69,928 for professional services rendered for the audit of our annual financial statements, review of financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For the fiscal year ended June 30, 2002, the total was $47,161.

        Audit-Related Fees. During the fiscal years ended June 30, 2003 and 2002, KPMG did not perform or bill us for assurance and related services related to audit or review of our financial statements, other than as stated in the preceding paragraph.

        Financial Information Systems Design and Implementation Fees. During the fiscal years ended June 30, 2003 and 2002, KPMG did not perform or bill us for financial information systems design and implementation.

        Tax Fees. For the fiscal year ended June 30, 2003, KPMG billed us a total of $12,000 for professional services rendered for tax compliance, tax advice and tax planning. For the fiscal year ended June 30, 2002, the total was $11,500.

        All Other Fees. KPMG did not perform or bill us for any services other than those described above for the fiscal years ended June 30, 2003 and 2002.

[PART IV BEGINS ON THE FOLLOWING PAGE]

PART IV

Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Documents filed as part of the report:

    1.        Financial statements: the following financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

      — Independent Auditors’ Report

      — Report of Independent Public Accountants

      — Consolidated Balance Sheets

      — Consolidated Statements of Operations

      — Consolidated Statements of Stockholders’ Equity (Deficit)

      — Consolidated Statements of Cash Flows

      — Notes to Consolidated Financial Statements

    2.        Financial statement schedules: none.

    3.        Exhibits: The following exhibits are filed with this report, or incorporated by reference as noted. Exhibits filed with this report are marked with an asterisk (*). Exhibits which consist of or include a management contract or compensatory plan or arrangement are marked with an obelisk (†).

No.	Description

3.01	Certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

3.02	Bylaws. Incorporated by reference to Exhibit 3.2 of our Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.01	RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.02	1996 Stock Option Plan, as amended effective July 1, 1999. Incorporated by reference to Exhibit 10.02 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit 4.15 of our Form S-8 filed with the SEC on June 17, 1998. +

10.04	Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. +

10.05	Form of Placement Agent Warrant for the RhoMed common stock offering. Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-KSB for the period ended June 30, 1996, filed with the SEC on September 27, 1996.

10.06	Lease between Carnegie 214 Associates Limited Partnership and Palatin Technologies, Inc. dated May 6, 1997. Incorporated by reference to Exhibit 10.26 of our annual report on Form 10-KSB for the year ended June 30, 1997, filed with the SEC on September 26, 1997.

10.07	Consulting Agreement between Palatin and Summercloud Bay, Inc. Incorporated by reference to Exhibit 10.36 of our annual report on Form 10-KSB/A, Amendment No. 1, dated June 30, 1998, filed with the SEC on October 2, 1998. +

10.08	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the period ended June 30, 1999, filed with the SEC on December 28, 1999.

10.09	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in Exhibit 10.15. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.10	Form of warrant and registration rights for the warrant issued in April 2000 with an expiration date of March 15, 2005. Incorporated by reference to Exhibit 10.22 of our Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

10.11	Form of warrant issued to purchasers in the September-October 2000 private placement. Incorporated by reference to Exhibit 10.3 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.12	Employment Agreement dated as of July 17, 2001, between Palatin Technologies, Inc. and Perry B. Molinoff. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the period ended June 30, 2001, filed with the SEC on September 28, 2001. †

10.13	Employment Agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit 10.4 of our quarterly report on Form 10-Q for the period ended September 30, 2001, filed with the SEC on November 14, 2001. †

10.14	Employment Agreement dated as of October 1, 2001, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to Exhibit 10.5 of our quarterly report on Form 10-Q for the period ended September 30, 2001, filed with the SEC on November 14, 2001. †

10.15	Form of stock purchase agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.1 of our report on Form 10-Q for the quarter ended September 30, 2001, filed on November 14, 2001.

10.16	Form of registration rights agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.2 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.17	Form of warrant issued to purchasers in our October 2001 private placement. Incorporated by reference to Exhibit 10.3 of the registrant’s report on Form 10-Q for the quarter ended September 30, 2000, filed on November 14, 2000.

10.18	Form of stock purchase agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the period ended June 30, 2002, filed with the SEC on September 30, 2002.

10.28	Form of registration rights agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the period ended June 30, 2002, filed with the SEC on September 30, 2002.

10.29	Form of warrant issued to purchasers in our June-July 2002 private placement. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the period ended June 30, 2002, filed with the SEC on September 30, 2002.

10.30	Form of stock purchase agreement for our November 2002 private placement. *

10.31	Form of registration rights agreement for our November 2002 private placement. *

10.32	Form of warrant issued to purchasers in our November 2002 private placement. *

10.33	Form of stock purchase agreement for our March 2003 private placement. *

10.34	Form of warrant issued to purchasers in our March 2003 private placement. *

10.35	Development and Manufacturing Agreement between Palatin and DSM Biologics Company B.V. We have requested confidential treatment of certain provisions contained in Exhibit 10.33. The copy filed as an exhibit omits the information subject to the confidentiality request. *

21	Subsidiaries of the registrant. *

23.1	Consent of KPMG LLP, independent auditors. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_________________

* Exhibit filed with this report.

† Management contract

(b)     Reports on Form 8-K

         None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By: /s/ Carl Spana
      Carl Spana, Ph.D.
      President and Chief Executive Officer

Date: September 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 29, 2003
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 29, 2003
Stephen T. Wills	(principal financial and accounting officer)

/s/ Perry B. Molinoff	Executive Vice President of Research & Development	September 29, 2003
Perry B. Molinoff	and Director

/s/ John K.A. Prendergast	Chairman and Director	September 29, 2003
John K.A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 29, 2003
Robert K. deVeer, Jr.

/s/ Kevin S. Flannery	Director	September 29, 2003
Kevin S. Flannery

/s/ Zola P. Horovitz	Director	September 29, 2003
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 29, 2003
Robert I. Taber

/s/ Errol DeSouza	Director	September 29, 2003