Form 10-Q
period 2003-09-30
PALATIN TECHNOLOGIES INC
filed 2003-11-14
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 12, 2003, 44,667,718 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of September 30, 2003 and June 30, 2002	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three Months Ended September 30, 2003 and September 30, 2002 and the Period from January 28, 1986 (inception) through September 30, 2003	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2003 and March 31, 2002 and the Period from January 28, 1986 (inception) through March 31, 2003	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 21

Item 4.	Controls and Procedures	Page 21

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                      September 30, 2003    June 30, 2003
                                                                      ------------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   9,793,033      $  14,294,603
  Available for sale investments                                             4,023,486          4,088,384
  Contracts receivable                                                       1,762,247                  -
  Prepaid expenses and other                                                   335,896            447,510
                                                                         --------------     --------------
      Total current assets                                                  15,914,662         18,830,497

Property and equipment, net                                                  3,276,840          3,399,181
Restricted cash                                                                428,075            428,075
Other                                                                           67,339             63,381
                                                                         --------------     --------------
                                                                         $  19,686,916      $  22,721,134
                                                                         ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt, including capital leases            $     173,093      $     188,015
  Accounts payable                                                           4,607,219          1,344,789
  Accrued expenses                                                           1,062,412          1,619,382
  Accrued compensation                                                         140,000            428,500
  Deferred revenue                                                             324,709            407,420
                                                                         --------------     --------------
      Total current liabilities                                              6,307,433          3,988,106
                                                                         --------------     --------------

Long term debt, including capital leases                                        38,010             76,432
                                                                         --------------     --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 13,447 and 14,867 shares issued and outstanding
      as of September 30, 2003 and June 30, 2003, respectively                     134                149
  Common stock of $.01 par value - authorized 75,000,000 shares;
    issued and outstanding 43,341,275 and 42,994,050 shares as of
      September 30, 2003 and June 30, 2003, respectively                       433,413            429,941
  Additional paid-in capital                                               110,567,026        109,085,115
  Deferred compensation                                                        (54,173)           (37,977)
  Accumulated other comprehensive income                                       (76,746)           (11,805)
  Deficit accumulated during development stage                             (97,528,181)       (90,808,827)
                                                                         --------------     --------------
                                                                            13,341,473         18,656,596
                                                                         --------------     --------------
                                                                         $  19,686,916      $  22,721,134
                                                                         ==============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                  Inception
                                           Three Months Ended September 30,   (January 28, 1986)
                                           --------------------------------        through
                                                2003             2002         September 30, 2003
                                            ------------     ------------     ------------------
REVENUES:
  Grants and contracts                      $ 1,750,000      $   425,000       $  12,015,511
  License fees and royalties                     82,711          198,505           2,812,698
  Other                                               -                -             318,917
                                            ------------     ------------      --------------
    Total revenues                            1,832,711          623,505          15,147,126
                                            ------------     ------------      --------------

OPERATING EXPENSES:
  Research and development                    7,018,362        3,588,525          79,430,865
  General and administrative                  1,614,672        1,179,627          33,862,572
  Net intangibles write down                          -                -             259,334
                                            ------------     ------------      --------------
    Total operating expenses                  8,633,034        4,768,152         113,552,771
                                            ------------     ------------      --------------

OTHER INCOME (EXPENSES):
  Interest income                                86,518           46,504           2,787,650
  Interest expense                               (5,551)            (963)         (1,986,730)
  Merger costs                                        -                -            (525,000)
                                            ------------     ------------      --------------
    Total other income (expenses)                80,967           45,541             275,920
                                            ------------     ------------      --------------

    Loss before income taxes and cumulative
    effect of accounting change              (6,719,356)      (4,099,106)        (98,129,725)
  Income tax benefit                                  -                -             962,655
                                            ------------     ------------      --------------

    Loss before cumulative effect of
    accounting change                        (6,719,356)      (4,099,106)        (97,167,070)
  Cumulative effect of accounting change              -                -            (361,111)
                                            ------------     ------------      --------------

NET LOSS                                     (6,719,356)      (4,099,106)        (97,528,181)
PREFERRED STOCK DIVIDEND                              -          (17,459)         (3,511,765)
                                            ------------     ------------      --------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                $(6,719,356)     $(4,116,565)      $(101,039,946)
                                            ============     ============      ==============

Basic and diluted net loss per common share $     (0.16)     $     (0.22)
                                            ============     ============

Weighted average number of common shares
     outstanding used in computing basic
     and diluted net loss per common share   43,161,281       18,497,853
                                            ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                              Inception
                                                      Three Months Ended September 30,   (January 28, 1986)
                                                      --------------------------------        Through
                                                            2003             2002        September 30, 2003
                                                       ------------     ------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $(6,719,356)     $(4,099,106)      $(97,528,181)                                                                                                            $
  Adjustments to reconcile net loss to net cash
   used for operating activities:
     Cumulative effect of accounting change                      -                -            361,111
     Depreciation and amortization                         157,988          154,564          3,267,976
     License fee                                                 -                -            500,000
     Interest expense on note payable                            -                -             72,691
     Accrued interest on long-term financing                     -                -            796,038
     Accrued interest on short-term financing                    -                -              7,936
     Intangibles and equipment write down                        -                -            278,318
     Common stock and notes payable issued for expenses          -                -            751,038
     Settlement with consultant                                  -                -            (28,731)
     Acceleration of options previously granted                  -                -          1,505,315
     Stock based compensation                              560,406           (3,889)         5,015,780
     Deferred revenue                                      (82,711)          122,496           (36,402)
     Changes in certain operating assets and
      liabilities:
       Accounts receivable                              (1,762,247)        (346,000)        (1,762,247)
       Prepaid expenses and other                          107,656          107,933         (1,135,556)
       Accounts payable                                  3,262,430          487,219          4,607,219
       Accrued expenses and other                         (845,470)        (700,132)           741,245
                                                       ------------     ------------      -------------
       Net cash used for operating activities           (5,321,304)      (4,276,915)       (82,586,450)
                                                       ------------     ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of short-term investments                       (43)          (5,288)        (4,142,503)
     Purchases of property and equipment                   (35,647)        (907,577)        (5,977,397)
                                                       ------------     ------------      -------------
       Net cash used for investing activities              (35,690)        (912,865)       (10,119,900)
                                                       ------------     ------------      -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from notes payable, related party                  -                -            302,000
     Payments on notes payable, related party                    -                -           (302,000)
     Proceeds from senior bridge notes payable                   -                -          1,850,000
     Payments on senior bridge notes payable                     -                -         (1,850,000)
     Payments on capital lease obligations                 (53,344)         (91,394)          (206,817)
     Proceeds from notes payable and long-term debt              -                -          3,951,327
     Payments on notes payable and long-term debt                -                -         (1,951,327)
     Proceeds from Common stock, stock option
      and warrant issuances, net                           908,768        1,666,181         76,497,541
     Proceeds from Preferred stock, net                          -                -         24,210,326
     Purchase of treasury stock                                  -                -             (1,667)
                                                       ------------     ------------      -------------
       Net cash provided by financing activities           855,424        1,574,787        102,499,383
                                                       ------------     ------------      -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  (4,501,570)      (3,614,993)         9,793,033

CASH AND CASH EQUIVALENTS, beginning
   of period                                            14,294,603        7,944,264                  -
                                                       ------------     ------------      -------------

CASH AND CASH EQUIVALENTS, end of period               $ 9,793,033      $ 4,329,271       $  9,793,033                                                                                                            $
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

        PT-141 is the Company’s lead therapeutic drug candidate and is now in clinical development for the treatment of both male and female sexual dysfunction. The Company recently completed a Phase 2B trial with PT-141 in male patients. LeuTech® is the Company’s proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. The Company commenced the biologics license application (BLA) amendment filings to the FDA in the first half of calendar year 2003 and anticipates remitting the final BLA amendment filing to the FDA in the first quarter of 2004. The Company expects to receive a complete response from the FDA regarding its BLA amendment filings in the first half of calendar year 2004. The Company is also conducting additional clinical trials for LeuTech to expand its market potential as a diagnostic agent. In addition, the Company has several preclinical drug candidates under investigation for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation.

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

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a substantial net loss of $6,719,356 for the three months ended September 30, 2003 and has a deficit accumulated during development stage of $97,528,181, cash and cash equivalents of $9,793,033 and investments of $4,023,486 as of September 30, 2003. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for diagnosis of appendicitis and expands clinical trials for other indications of LeuTech and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, by conducting pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacturing and marketing such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, the Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through September 30, 2004, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

(2)     Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three month period ended September 30, 2003 and 2002 and for the period from January 28, 1986 (inception) to September 30, 2003. The results of operations for the three month period ended September 30, 2003 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2004.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2003 and 2002 and for each of the three fiscal years ended June 30, 2003.

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

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with an original maturity of less than three months. As of September 30, 2003 and June 30, 2003, approximately $428,000 of cash was restricted to secure letters of credit for security deposits on leases.

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

The following is a summary of available for sale investments as of September 30, 2003:

                                    Gross         Gross
                                 Unrealized     Unrealized
                      Cost          Gains         Losses       Fair Value
                      ----          -----         ------       ----------
Corporate debt
securities         $  100,000    $    1,312     $        -     $  101,312

Mutual Funds       $4,000,232    $        -     $   78,058     $3,922,174
                   ------------------------------------------------------
Total              $4,100,232    $    1,312     $   78,058     $4,023,486

The following is a summary of available for sale investments as of June 30, 2003:

                                    Gross         Gross
                                 Unrealized     Unrealized
                      Cost          Gains         Losses       Fair Value
                      ----          -----         ------       ----------
Corporate debt
securities         $  100,000    $    2,243     $        -     $  102,243

Mutual Funds       $4,000,189    $        -     $   14,048     $3,986,141
                   ------------------------------------------------------
Total              $4,100,189    $    2,243     $   14,048     $4,088,384

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

        The Company recognized $1,750,000 for the three months ended September 30, 2003 in contract revenue related to the attainment of certain milestones related to LeuTech pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc. a division of Tyco International, Ltd. described below, compared to $425,000 for the three months ended September 30, 2003.

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

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three months ended September 30, 2003 and 2002, the Company recognized $5,788 and $13,891, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three months ended September 30, 2003 and 2002, the Company recognized $76,923 and $184,614, respectively, in license revenue under this agreement.

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

                                                       For the three months ended September 30,
                                                       ----------------------------------------
                                                            2003                      2002
                                                       ----------------------------------------
Net loss attributable to common stockholders:

  As reported                                          $(6,719,356)                $(4,116,565)

Stock based employee compensation expense included
in the determination of net loss as reported               470,400                           -

Impact of total stock based compensation expense
determined under fair-value-based method                  (766,460)                   (367,954)
                                                       ----------------------------------------
  Pro forma                                            $(7,015,416)                $(4,484,519)
                                                       ========================================
Basic and diluted net loss per common share:

  As reported                                          $     (0.16)                $     (0.22)
                                                       ----------------------------------------
Impact of stock based compensation, net of tax         $     (0.00)                $     (0.02)
                                                       ----------------------------------------
  Pro forma                                            $     (0.16)                $     (0.24)
                                                       ----------------------------------------

The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 3.54% in 2003 and 4.5 % in 2002, expected volatility of 92.5% in 2003 and 60% in 2002, and an expected option life of 7 years.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options. For the three months ended September 30, 2003 and 2002, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 14,826,080 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding at September 30, 2003.

        Fair Value of Financial Instruments – Statement of Financial Accounting Standards No. 107 “Disclosure about Fair Value of Financial Instruments”, (“SFAS 107”), requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate the value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques are significantly affected by the assumptions used, including discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

        Recent Accounting Pronouncements – In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  This Interpretation addresses consolidation of variable interest entities where an enterprise does not have voting control over the entity but has a controlling financial interest in the entity.  FIN 46 is effective for all financial statements issued after September 30, 2003.  This statement will not have a material impact on our financial statements.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of FASB Statement 133 on Derivative Instruments and Hedging Activities.”  This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of an “underlying” to conform it to language used in FIN No. 45,  and amends certain other existing pronouncements.  This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The adoption of this new standard does not have any effect on our current financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of this new standard does not have any effect on our current financial statements.

        In May 2003, the FASB’s Emerging Issues Task Force reached consensus on Issue 00-21. This Issue addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Specifically, this Issue addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. In applying this Issue, separate contracts with the same entity or related parties that are entered into at or near the same time are presumed to have been negotiated as a package and should, therefore, be evaluated as a single arrangement in considering whether there are one or more units of accounting. That presumption may be overcome if there is sufficient evidence to the contrary. This Issue also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. The guidance in this Issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The application of this Issue does not have any effect on our current financial statements.

(4)     Accrued Expenses:

        Accrued expenses consist of the following:

                                    September 30, 2003   June 30, 2003
                                    ----------------------------------
      Product development costs          $ 198,600         $ 784,007

      Accrued rent
                                           461,408           397,872

      Other
                                           402,404           437,503
                                    ----------------------------------
                                        $1,062,412        $1,619,382
                                    ==================================

(5)     Commitments and Contingencies:

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases and is seeking to terminate one of those leases, for the Company’s former corporate offices in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey.

        As of September 30, 2003, the Company has accrued approximately $59,000 related to the Company’s share of estimated costs until termination of the Princeton lease, which is currently being subleased.

        Capital Leases – In September 2002, the Company acquired $417,920 of equipment under capital leases. The term of these leases range from 24 to 60 months. As of September 30, 2003, $211,103 remains outstanding pursuant to these lease obligations.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2004 amounts to $250,000. There were no payments due during the three months ended September 30, 2003 under these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by Palatin or by officers, directors, or employees of Palatin acting on Palatin’s behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding the strategy and plans of the company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company’s future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in our annual report on Form 10-K for the year ended June 30, 2003, as well as in our other Securities and Exchange Commission filings.

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

        PT-141 is our lead therapeutic drug candidate and is now in clinical development for the treatment of both male and female sexual dysfunction. We completed a Phase 2B trial with PT-141 in male patients in September 2003. LeuTech® is our proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. We commenced the biologics license application (BLA) amendment filings to the Food and Drug Administration (FDA) in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the first quarter of 2004. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004. We are also conducting additional clinical trials of LeuTech to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, we have several preclinical drug candidates under investigation for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation utilizing our patented drug discovery platform.

Products and Technologies in Research and Development

        We do not currently offer any products for sale. We are concentrating our efforts on the following proposed products and indications:

        PT-141.  PT-141, our lead therapeutic drug candidate, is a novel, patented, nasally administered peptide that is under investigation for the treatment of both male erectile dysfunction (MED) and female sexual arousal disorders (FSAD). PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). It is an MC receptor based therapeutic. The MSH class of hormones, are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. Our research suggests that PT-141 works through activation of MC receptors in the central nervous system rather than acting directly on the vascular system, which is a different mechanism of action from currently marketed MED therapies. As a result, it may offer significant safety and therapeutic benefits over currently marketed products.

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

        In December 1999, the FDA accepted our LeuTech BLA for the diagnosis of appendicitis in patients with equivocal signs and symptoms. In July 2000, the FDA Medical Imaging Drugs Advisory Committee (MIDAC) unanimously voted that LeuTech is safe and effective for use in the diagnosis of appendicitis in patients with equivocal signs and symptoms and that the data presented support the clinical utility of LeuTech in managing these patients. In September 2000, we received a complete response letter from the FDA where they determined that the efficacy and safety data were complete, yet additional manufacturing and process validation data were required prior to final approval. We are working to resolve the outstanding issues. We commenced the BLA amendment filings to the FDA in the first half of calendar year 2003 and anticipate remitting the final BLA amendment filing to the FDA in the first quarter of 2004. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004.

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

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10 million in milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals. Of the $3.2 million, $2.95 million has been paid to date. We expect to receive the remaining $0.25 million in the fourth quarter of calendar year 2003.

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

Results of Operations

Three Month Period Ended September 30, 2003 Compared to Three Month Period Ended September 30, 2002.

        Grants and Contracts – For the three months ended September 30, 2003, we recognized $1,750,000 in contract revenue related to LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., compared to $425,000 for the three months ended September 30, 2002. The increase in contract revenue was attributable to the achievement of milestone events stipulated in the collaboration agreement.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflects the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the three months ended September 30, 2003, we recorded $82,711 of license revenue, $5,788 of which was included in the cumulative effect adjustment as of July 1, 2002 and $76,923 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. For the three months ended September 30, 2002, we recorded $198,505 of license revenue, $13,891 of which was included in the cumulative effect adjustment as of July 1, 2000 and $184,614 was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and Development — Research and development expenses (“R&D”) increased to $7,018,362 for the three months ended September 30, 2003 compared to $3,588,525 for the three months ended September 30, 2002. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141: to date we have incurred approximately $25.0 million in allocated R&D expenses. For the three months ended September 30, 2003, approximately $2.9 million of R&D expense was allocated to PT-141 compared to approximately $1.9 million for the three months ended September 30, 2002. We anticipate incurring approximately $2.5 million over the next 12 months as we progress with our clinical trials and product development programs. We will seek to enter into a strategic collaboration agreement, which would offset a significant portion of the estimated costs.

•	LeuTech: to date we have incurred approximately $43.9 million in allocated R&D expenses. For the three months ended September 30, 2003, approximately $3.3 million of R&D expense was allocated to LeuTech compared to approximately $1.0 million for the three months ended September 30, 2002. We anticipate incurring approximately $1.5 million of expenses over the next 12 months.

•	MIDAS: to date we have incurred approximately $10.5 million in allocated R&D expenses. For the three months ended September 30, 2003, approximately $0.8 million of R&D expense was allocated to MIDAS compared to approximately $0.7 for the three months ended September 30, 2002. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an Investigational New Drug Application (“IND”) with the FDA for at least one of these preclinical compounds and initiate clinical testing in the first half of calendar year 2004. We anticipate incurring approximately $2.0 million of expenses over the next 12 months.

        General and Administrative — General and administrative expenses increased to $1,614,672 for the three months ended September 30, 2003 compared to $1,179,627 for the three months ended September 30, 2002. The increase in general and administrative expenses is mainly attributable to an increase in salaries and other stock based compensation and related personnel expenses.

        Interest Income — Interest income increased to $86,518 for the three months ended September 30, 2003 compared to $46,504 for the three months ended September 30, 2002. The increase in interest income is due to higher amounts cash, cash equivalents and investments available to be invested.

        Net Loss — Net loss increased to $6,719,356 for the three months ended September 30, 2003 compared to $4,099,106 for the three months ended September 30, 2002. The increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of September 30, 2003, we had a deficit accumulated during development stage of $97,528,181. We have financed our net operating losses through September 30, 2003 by a series of debt and equity financings. At September 30, 2003, we had cash and cash equivalents of $9,793,033 and investments of $4,023,486.

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

        During the three months ended September 30, 2003, our operating activities used net cash of approximately $5.3 million and during the three months ended September 30, 2002 our operating activities used net cash of approximately $4.3 million. The increase resulted primarily from increased R&D spending on both PT-141 and LeuTech.

        During the three months ended September 30, 2003, we used cash in investing activities of approximately $36,000 consisting almost entirely of capital expenditures. During the three months ended September 30, 2002, we used cash in investing activities of approximately $913,000, consisting of approximately $5,000 for investment securities and approximately $908,000 of capital expenditures.

        During the three months ended September 30, 2003, net cash provided by financing activities was approximately $855,000, consisting of approximately $908,000 from the exercise of common stock options and warrants, partially offset by approximately $53,000 for payments on capital lease obligations.

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

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through September 30, 2004, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain trials and research activities until such time as appropriate financing was available.

        We anticipate incurring additional losses over at least the next few years. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacturing and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk.  Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of September 30, 2003, our cash and cash equivalents were $9,793,033 and investments, which consisted of commercial paper, were $4,023,486. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 4. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on their evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Palatin, including our consolidated subsidiaries, was made known to them by other within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

        Changes in Internal Controls. There were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls over our financial reporting. Accordingly, we did not require or undertake any corrective actions.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits filed with this report:

10.1	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Carl Spana.

10.2	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Stephen T. Wills.

10.3	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Shubh D. Sharma.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

         None.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: November 14, 2003	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 14, 2003	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)