Form 10-Q
period 2003-12-31
PALATIN TECHNOLOGIES INC
filed 2004-02-17
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

As of February 12, 2004, 52,583,344 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of December 31, 2003 and June 30, 2003	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Six Months Ended December 31, 2003 and December 31, 2002 and the Period from Inception (January 28, 1986) through December 31, 2003	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Six Months Ended December 31, 2003 and December 31, 2002 and the Period from January 28, 1986 (inception) through December 31, 2003	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4.	Controls and Procedures	Page 20

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                        December 31, 2003  June 30, 2003
                                                                        -----------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $    7,367,092    $ 14,294,603
  Available for sale investments                                              3,916,657       4,088,384
  Contracts receivable                                                          250,000               -
  Prepaid expenses and other                                                    228,640         347,510
                                                                         ---------------   -------------
      Total current assets                                                   11,762,389      18,730,497

Property and equipment, net                                                   3,163,014       3,399,181
Restricted cash                                                                 428,075         428,075
Other                                                                           172,862         163,381
                                                                         ---------------   -------------
                                                                         $   15,526,340    $ 22,721,134
                                                                         ===============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt, including capital leases            $      121,711    $    188,015
  Accounts payable                                                            1,117,865       1,344,789
  Accrued expenses                                                            1,233,000       1,619,382
  Accrued compensation                                                                -         428,500
  Deferred revenue                                                              283,355         407,420
                                                                         ---------------   -------------
      Total current liabilities                                               2,755,931       3,988,106
                                                                         ---------------   -------------

Long term debt, including capital leases                                         35,466          76,432
                                                                         ---------------   -------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; 12,447 and 14,867 shares issued and outstanding
      as of December 31, 2003 and June 30, 2003, respectively                       124             149
  Common stock of $.01 par value - authorized 75,000,000 shares;
    issued and outstanding 45,409,364 and 42,994,050 shares as of
      December 31, 2003 and June 30, 2003, respectively                         454,094         429,941
  Additional paid-in capital                                                114,644,686     109,085,115
  Deferred compensation                                                        (111,832)        (37,977)
  Accumulated other comprehensive income                                       (133,483)        (11,805)
  Deficit accumulated during development stage                             (102,118,646)    (90,808,827)
                                                                         ---------------   -------------
                                                                             12,734,943      18,656,596
                                                                         ---------------   -------------
                                                                         $   15,526,340    $ 22,721,134
                                                                         ===============   =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                             Inception
                                                                                                          (January 28, 1986)
                                           Three Months Ended December 31,  Six Months Ended December 31,      through
                                                  2003            2002            2003           2002     December 31, 2003
                                             ---------------  ----------   -----------------------------  ------------------
REVENUES:
  Grants and contracts                       $   250,000    $    35,000    $  2,000,000    $   460,000    $  12,265,511
  License fees                                    41,354        198,505         124,065        397,009        2,854,052
  Other                                                -              -               -              -          318,917
                                             ------------   ------------   -------------   ------------   --------------
    Total revenues                               291,354        233,505       2,124,065        857,009       15,438,480
                                             ------------   ------------   -------------   ------------   --------------
OPERATING EXPENSES:
  Research and development                     3,814,355      3,683,007      10,832,717      7,271,531       83,245,220
  General and administrative                   1,388,657      1,191,806       3,003,329      2,371,433       35,251,229
  Net intangibles write down                           -              -               -              -          259,334
                                             ------------   ------------   -------------   ------------   --------------
    Total operating expenses                   5,203,012      4,874,813      13,836,046      9,642,964      118,755,783
                                             ------------   ------------   -------------   ------------   --------------
OTHER INCOME (EXPENSES):
  Interest income                                 86,573         50,455         173,091         96,959        2,874,223
  Interest expense                                (6,216)        (6,189)        (11,767)        (7,152)      (1,992,946)
  Merger costs                                         -              -               -              -         (525,000)
                                             ------------   ------------   -------------   ------------   --------------
    Total other income                            80,357         44,266         161,324         89,807          356,277
                                             ------------   ------------   -------------   ------------   --------------

    Loss before income taxes and cumulative
      effect of accounting change             (4,831,301)    (4,597,042)    (11,550,657)    (8,696,148)    (102,961,026)
  Income tax benefit                             240,836        245,093         240,836        245,093        1,203,491
                                             ------------   ------------   -------------   ------------   --------------

    Loss before cumulative effect of
      accounting change                       (4,590,465)    (4,351,949)    (11,309,821)    (8,451,055)    (101,757,535)
  Cumulative effect of accounting change               -              -               -              -         (361,111)
                                             ------------   ------------   -------------   ------------   --------------

NET LOSS                                      (4,590,465)    (4,351,949)    (11,309,821)    (8,451,055)    (102,118,646)
PREFERRED STOCK DIVIDEND                               -        (98,340)              -       (115,799)      (3,511,765)
                                             ------------   ------------   -------------   ------------   --------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                                 $(4,590,465)   $(4,450,289)   $(11,309,821)   $(8,566,854)   $(105,630,411)
                                             ============   ============   =============   ============   ==============

Basic and diluted net loss per common share  $     (0.10)   $     (0.18)   $      (0.26)   $     (0.38)
                                             ============   ============   =============   ============
Weighted average number of common shares
     outstanding used in computing basic
     and diluted net loss per common share    44,531,302     24,871,723      43,846,291     22,376,419
                                             ============   ============   =============   ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                             Inception
                                                        Six Months Ended December 31,   (January 28, 1986)
                                                        -----------------------------         Through
                                                              2003            2002      December 31, 2003
                                                        ---------------  ------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(11,309,821)    $(8,451,055)     $(102,118,646)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
    Cumulative effect of accounting change                         -              -             361,111
    Depreciation and amortization                            317,597         291,397          3,427,585
    License fee                                                    -              -             500,000
    Interest expense on note payable                               -              -              72,691
    Accrued interest on long-term financing                        -              -             796,038
    Accrued interest on short-term financing                       -              -               7,936
    Intangibles and equipment write down                           -              -             278,318
    Common stock and notes payable issued for expenses             -              -             751,038
    Settlement with consultant                                     -              -            (28,731)
    Acceleration of options previously granted                     -              -           1,505,315
    Stock based compensation                                 761,379          10,110          5,216,753
    Deferred revenue                                        (124,065)       (111,009)           (77,756)
    Changes in certain operating assets andliabilities:

     Contracts receivable                                   (250,000)              -           (250,000)
     Prepaid expenses and other                              109,389          60,647         (1,133,822)
     Accounts payable                                       (226,924)        (41,710)         1,117,865
     Accrued expenses and other                             (814,880)       (436,266)           771,833
                                                        -------------    ------------     --------------
       Net cash used for operating activities            (11,537,325)     (8,677,886)       (88,802,472)
                                                        -------------    ------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/(Purchases) of short-term investments, net             50,049      (1,959,498)        (4,092,411)
  Purchases of property and equipment                        (81,431)       (993,672)        (6,023,181)
                                                        -------------    ------------     --------------
     Net cash used for investing activities                  (31,382)     (2,953,170)       (10,115,592)
                                                        -------------    ------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable, related party                       -               -            302,000
  Payments on notes payable, related party                         -               -           (302,000)
  Proceeds from senior bridge notes payable                        -               -          1,850,000
  Payments on senior bridge notes payable                          -               -         (1,850,000)
  Payments on capital lease obligations                     (107,270)       (123,576)          (260,743)
  Proceeds from notes payable and long-term debt                   -               -          3,951,327
  Payments on notes payable and long-term debt                     -               -         (1,951,327)
  Proceeds from Common stock, stock option
   and warrant issuances, net                              4,748,466      12,377,131         80,337,240
  Proceeds from Preferred stock, net                               -               -         24,210,326
  Purchase of treasury stock                                       -               -             (1,667)
                                                        -------------    ------------     --------------
        Net cash provided by financing activities          4,641,196      12,253,555        106,285,156
                                                        -------------    ------------     --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                    (6,927,511)        622,499          7,367,092

CASH AND CASH EQUIVALENTS, beginning
   of period                                              14,294,603       7,944,264                  -
                                                        -------------    ------------     --------------

CASH AND CASH EQUIVALENTS, end of period               $   7,367,092    $  8,566,763     $    7,367,092
                                                       ==============   =============    ===============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization Activities:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company does not currently offer any products for sale. The Company is primarily focused on developing melanocortin (MC)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, anorexia, cachexia (extreme wasting, generally secondary to a chronic disease), inflammation and drug abuse. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        PT-141, the Company’s lead therapeutic drug candidate, is a patented, nasally administered peptide in clinical development for the treatment of both male and female sexual dysfunction. The Company completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. The Company completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. The Company also completed a Phase 1 safety study in female subjects. LeuTech® is the Company’s proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. The Company commenced the biologics license application (BLA) amendment filings for equivocal appendicitis to the Food and Drug Administration (FDA) in the first half of calendar year 2003, filed a majority of the responses to the FDA in September 2003 and anticipate remitting the final BLA amendment filing to the FDA in the first quarter of calendar year 2004. The Company expects to receive a complete response from the FDA regarding its BLA amendment filings in the first half of calendar year 2004. The Company is also conducting additional clinical trials with LeuTech to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, the Company has several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation utilizing its patented drug discovery platform.

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

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a substantial net loss of $11,309,821 for the six months ended December 31,

2003 and has a deficit accumulated during development stage of $102,118,646, cash and cash equivalents of $7,367,092 and investments of $3,916,657 as of December 31, 2003. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for diagnosis of appendicitis and expands clinical trials for other indications of LeuTech and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, by conducting pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception; the Company has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company believes its existing capital resources, including the funds received in January 2004 (see Note 7), will be adequate to fund its projected operations through the fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

(2)     Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of December 31, 2003 and the results of operations and cash flows for the three and six month periods ended December 31, 2003 and 2002 and for the period from January 28, 1986 (inception) to December 31, 2003. The results of operations for the six month period ended December 31, 2003 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2004.

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

(3)     Summary of Significant Accounting Policies:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned subsidiaries, which are inactive. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with an original maturity of less than three months. As of December 31, 2003 and June 30, 2003, approximately $428,000 of cash was restricted to secure letters of credit for security deposits on leases.

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist principally of corporate debt securities and mutual funds. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in interest income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

The following is a summary of available for sale investments as of December 31, 2003:

                                            Gross           Gross
                                         Unrealized       Unrealized
                             Cost           Gains           Losses       Fair Value
                          ----------     ----------       ----------     ----------
Corporate debt
securities                $   50,000     $    1,013       $        -     $   51,013
                          ----------     ----------       ----------     ----------

Mutual funds              $4,000,140              -       $  134,496     $3,865,736
                          ----------     ----------       ----------     ----------

Total                     $4,050,140     $    1,013       $  134,496     $3,916,657
                          ==========     ==========       ==========     ==========

The following is a summary of available for sale investments as of June 30, 2003:

                                            Gross           Gross
                                         Unrealized       Unrealized
                             Cost           Gains           Losses       Fair Value
                          ----------     ----------       ----------     ----------
Corporate debt
securities                $  100,000     $    2,243                -     $  102,243

Mutual funds               4,000,189              -           14,048      3,986,141
                          ----------     ----------       ----------     ----------

Total                     $4,100,189    $     2,243       $   14,048     $4,088,384
                          ==========     ==========       ==========     ==========

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

        The Company recognized $250,000 and $2,000,000, respectively, for the three and six months ended December 31, 2003 in contract revenue related to the attainment of certain milestones related to LeuTech pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc., a division of Tyco International, Ltd., described below, compared to $35,000 and $460,000, respectively, for the three and six months ended December 31, 2002.

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

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and six months ended December 31, 2003, the Company recognized $2,893 and $8,681, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000, compared to $13,891 and $27,781, respectively, for the three and six months ended December 31, 2002

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed,

among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to, and upon execution of this amendment, $800,000 was received. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and six months ended December 31, 2003, the Company recognized $38,461 and $115,384, respectively, in license revenue under this agreement, compared to $184,614 and $369,228, respectively, for the three and six months ended December 31, 2002.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, as amended in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The Company applies APB 25 and the related interpretations in accounting for its stock option plans. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net loss attributable to common stockholders and net loss per common share would have been equal to the following pro forma amounts:

                                                 Three Months Ended December 31, Six Months Ended December 31,
                                                 --------------- --------------- ------------------- ---------
                                                      2003            2002             2003            2002
                                                 ------------------------------- -----------------------------
Net loss attributable to common stockholders:
  As reported                                    $(4,590,465)    $(4,450,289)    $(11,309,821)    $(8,566,854)
  Stock based employee compensation
    expense included in the determination
    of net loss as reported                          308,415               -          778,815               -
  Impact of total stock-based compensation
    expense determined under fair-value
    based method                                    (724,009)       (439,826)      (1,490,469)       (807,780)
                                                 ------------    ------------    -------------    ------------

  Pro forma                                      $(5,006,059)    $(4,890,115)    $(12,021,475)    $(9,374,634)
                                                 ============    ============    =============    ============
Basic and diluted net loss per common share:
  As reported                                    $     (0.10)    $     (0.18)    $      (0.26)    $     (0.38)
  Impact of stock based compensation, net of tax       (0.01)          (0.02)           (0.01)          (0.04)
                                                 ------------    ------------    -------------    ------------
  Pro forma                                      $     (0.11)    $     (0.20)    $      (0.27)    $     (0.42)
                                                 ============    ============    =============    ============

The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 3.30% in 2003 and 3.05 % in 2002, expected volatility of 92.7% in 2003 and 101% in 2002, and an expected option life of 7 years.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. For the three and six months ended December 31, 2003 and 2002, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 13,372,779 shares of Common Stock at prices ranging from $0.01 to $21.70 per share were outstanding as of December 31, 2003.

(4)     Accrued Expenses:

     Accrued expenses consist of the following:

                                 December 31, 2003     June 30, 2003
                                 -----------------     -------------
      Product development costs     $  540,200           $  784,007

      Accrued rent                     325,263              397,872

      Other                            367,537              437,503
                                    ----------           ----------
                                    $1,233,000           $1,619,382
                                    ==========           ==========

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

        As of December 31, 2003, the Company has accrued approximately $45,200 related to the Company’s share of estimated costs until termination of the Princeton lease, which is currently being subleased.

        Capital Leases – In September 2002, the Company acquired $417,920 of equipment under capital leases. The term of these leases range from 24 to 60 months. As of December 31, 2003, $157,177 of principal payments remains outstanding pursuant to these lease obligations.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2004 amounts to $250,000, of which $50,000 was paid during the three months ended December 31, 2003 under these agreements.

(6)     Income Tax Benefit:

        In December 2003 and December 2002, the Company sold New Jersey net operating losses pursuant to the New Jersey Economic Development Authority’s Tax Transfer Program. As a result, the Company received $240,836 and $245,093, respectively, which is reflected as an income tax benefit in the statement of operations.

(7)     Subsequent Event:

        On January 28, 2004, the Company concluded a private placement of its common stock and warrants, which yielded gross proceeds of approximately $22.7 million. Pursuant to the private placement, investors purchased 6,992,500 million shares of common stock at $3.25 per share. The 1,048,875 of five year warrants was equivalent to 15% of the total number of shares of common stock sold, at an exercise price of $4.06. The net proceeds of approximately $21.0 million will be used for the continued development of PT-141, LeuTech, drug discovery efforts and general corporate purposes.

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

Overview

We are a development stage biopharmaceutical company primarily focused on developing melanocortin (MC)-based therapeutics, which we believe is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, anorexia, cachexia (extreme wasting, generally secondary to a chronic disease), inflammation and drug abuse. Our objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing our products under development and identifying new product targets through the utilization of our patented drug discovery platform.

        PT-141, our lead therapeutic drug candidate, is a novel, patented, nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. We have completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. We have also completed a Phase 1 safety study in female subjects. LeuTech® is our proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. We commenced the biologics license application (BLA) amendment filings for equivocal appendicitis to the Food and Drug Administration (FDA) in the first half of calendar year 2003, filed a majority of the responses to the FDA in September 2003 and anticipate remitting the final BLA amendment filing to the FDA in the first quarter of calendar year 2004. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the first half of calendar year 2004. We are also conducting additional clinical trials with LeuTech to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, we have several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation utilizing our patented drug discovery platform.

Products and Technologies in Research and Development

        We do not currently offer any products for sale. We are concentrating our efforts on the following proposed products and indications:

       PT-141. PT-141, our lead therapeutic drug candidate, is a novel, patented, nasally administered peptide that is under investigation for the treatment of both male erectile dysfunction (MED) and female sexual arousal disorders (FSAD). We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. We have completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. We have also completed a Phase 1 safety study in female subjects. PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). It is an MC receptor-based therapeutic. The MSH class of hormones, are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. Our research suggests that PT-141 works through activation of MC receptors in the central nervous system rather than acting directly on the vascular system, which is a different mechanism of action from currently marketed MED therapies. As a result, it may offer significant safety and therapeutic benefits over currently marketed products.

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

        We are currently conducting Phase 2 studies with LeuTech for detection of other infections, including osteomyelitis, fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

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

        We believe that LeuTech may improve patient diagnosis for appendicitis and that it has the potential to improve diagnosis of other acute and chronic infections, such as osteomyelitis, fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

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

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10 million in milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals. Of the $3.2 million, $2.95 million has been paid to date. We expect to receive the remaining $0.25 million in the first quarter of calendar year 2004.

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

Results of Operations

Three and Six Month Periods Ended December 31, 2003 Compared to Three and Six Month Periods Ended December 31, 2002.

        Grants and Contracts – For the three and six months ended December 31, 2003, we recognized $250,000 and $2,000,000, respectively, in contract revenue related to LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd., compared to $35,000 and $460,000 for the three and six months ended December 31, 2002. The increase in contract revenue was attributable to the achievement of milestone events stipulated in the collaboration agreement. We had no revenue from grants recorded for the three and six months ended December 31, 2003 and December 31, 2002.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflects the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the three and six months ended December 31, 2003, we recorded $41,354 and $124,065, respectively, of license revenue compared to $198,505 and $397,009, respectively, for the three and six months ended December 31, 2002. For the three and six months ended December 31, 2003, $2,893 and $8,681, respectively, of the license revenue recorded was included in the cumulative effect adjustment as of July 1, 2000 and $38,461 and $115,384, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. For the three and six months ended December 31, 2002, $13,891 and $27,781, respectively, of license revenue recorded was included in the cumulative effect adjustment as of July 1, 2000 and $184,614 and $369,228, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and Development — Research and development expenses (“R&D”) increased overall to $3,814,355 and $10,832,717 for the three and six months ended December 31, 2003 compared to $3,683,007 and $7,271,531, respectively, for the three and six months ended December 31, 2002. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141: As of December 31, 2003, we have incurred approximately $26.6 million in allocated R&D expenses. For the three and six months ended December 31, 2003, approximately $1.6 million and $4.5 million, respectively, of R&D expense was allocated to PT-141 compared to approximately $1.6 million and $3.5 million, respectively, for the three and six months ended December 31, 2002. We anticipate incurring approximately $10 million over the next 12 months as we progress with our clinical trials and product development programs. We will seek to enter into a strategic collaboration agreement, which we anticipate will offset a portion of the estimated costs.

•	LeuTech: As of December 31, 2003, we have incurred approximately $45.4 million in allocated R&D expenses. For the three and six months ended December 31, 2003, approximately $1.4 million and $4.8 million, respectively, of R&D expense was allocated to LeuTech compared to approximately $1.3 million and $2.4 million, respectively, for the three and six months ended December 31, 2002. We anticipate incurring approximately $4 million of expenses over the next 12 months.

•	MIDAS: As of December 31, 2003, we have incurred approximately $11.2 million in allocated R&D expenses. For the three and six months ended December 31, 2003, approximately $0.8 million and $1.5 million, respectively, of R&D expense was allocated to MIDAS compared to approximately $0.8 million and $1.4 million, respectively, for the three and six months ended December 31, 2002. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an Investigational New Drug Application (“IND”) with the FDA for at least one of these preclinical compounds and initiate clinical testing in the first half of calendar year 2004. We anticipate incurring approximately $4 million of expenses over the next 12 months.

        General and Administrative — General and administrative expenses increased to $1,388,657 and $3,003,329, respectively, for the three and six months ended December 31, 2003 compared to $1,191,806 and $2,371,433, respectively, for the three and six months ended December 31, 2002. The increase in general and administrative expenses is mainly attributable to an increase in salaries and other stock based compensation and related personnel expenses.

        Interest Income — Interest income increased to $86,573 and $173,091 for the three and six months ended December 31, 2003 compared to $50,455 and $96,959 for the three and six months ended December 31, 2002. The increase in interest income is due to higher amounts of cash, cash equivalents and investments available to be invested.

        Net Loss — Net loss increased overall to $4,590,465 and $11,309,821 for the three and six months ended December 31, 2003 compared to $4,351,949 and $8,451,055 for the three and six months ended December 31, 2002. The increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of December 31, 2003, we had a deficit accumulated during development stage of $102,118,646. We have financed our net operating losses through December 31, 2003 by a series of debt and equity financings. As of December 31, 2003, we had cash and cash equivalents of $7,367,092 and investments of

$3,916,657. On January 28, 2004, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $22.7 million. Pursuant to the private placement, investors purchased 6,992,500 million shares of common stock at $3.25 per share. The 1,048,875 of five year warrants was equivalent to 15% of the total number of shares of common stock sold, at an exercise price of $4.06. The net proceeds of approximately $21.0 million will be used for the continued development of PT-141, LeuTech, drug discovery efforts and general corporate purposes.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market and sell LeuTech for diagnosis of appendicitis, as well as for PT-141, MIDAS and LeuTech for other indications. PT-141, MIDAS and LeuTech for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by development stage bio-pharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	intellectual property rights;

•	product introduction; and

•	marketing and competition.

Failure to obtain regulatory approval of LeuTech, or delays in obtaining regulatory approval of LeuTech for the diagnosis of appendicitis, would eliminate or delay our potential revenues from sales of LeuTech. This could make it more difficult to attract investment capital for the continued funding of LeuTech or our other research and development projects. Any of these possibilities could materially and adversely affect our operations.

        During the six months ended December 31, 2003, our operating activities used net cash of approximately $11.5 million and during the six months ended December 31, 2002 our operating activities used net cash of approximately $8.7 million. The increase resulted primarily from increased R&D spending on both PT-141 and LeuTech.

        During the six months ended December 31, 2003, we used cash in investing activities of $31,382 consisting of $81,431 in capital expenditures partially offset by $50,049 received pursuant to the maturity of a bond. During the six months ended December 31, 2002, we used cash in investing activities of approximately $3.0 million, consisting of approximately $2.0 million for purchases of investment securities and approximately $1.0 million of capital expenditures.

        During the six months ended December 31, 2003, net cash provided by financing activities was approximately $4.6 million, consisting of approximately $4.7 million from the exercise of common stock options and warrants, partially offset by approximately $107,000 for payments on capital lease obligations. During the six months ended December 31, 2002, net cash provided by financing activities was approximately $12.3 million, consisting of approximately $12.4 million from the proceeds of the sale of common stock and warrants, partially offset by approximately $124,000 for payments on capital lease obligations.

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

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources, including the funds we received in January 2004, will be adequate to fund our projected operations through the fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain trials and research activities until such time as appropriate financing was available.

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

        As of December 31, 2003, our cash and cash equivalents were $7,367,092 and investments, which consisted of corporate debt securities and mutual funds, were $3,916,657. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our investments.

Item 4. Controls and Procedures.

        Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on their evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to Palatin, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

         None.

Item 2. Changes in Securities and Use of Proceeds.

         None.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders which convened on December 5, 2003, the stockholders:

•	elected seven directors; and

•	ratified the appointment of KPMG LLP as our independent public accountants for the fiscal year ending June 30, 2004.

Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Election of directors:	For	Witheld Authority	Broker Non-votes

Carl Spana, Ph.D.	26,927,547	352,290	0

John K.A. Prendergast, Ph.D.	26,833,447	446,390	0

Perry B. Molinoff, M.D.	26,833,447	446,390	0

Robert K. deVeer, Jr.	26,852,647	427,190	0

Zola P. Horovitz, Ph.D.	26,852,647	427,190	0

Robert I. Taber, Ph.D.	26,852,647	427,190	0

Errol De Souza, Ph.D.	26,946,872	332,965	0

Item:	For	Against	Abstentions	Broker Non-votes

Ratification of accountants	26,921,785	129,631	228,421	0

Abstentions and broker non-votes were counted neither for nor against the election of officers or the ratification of accountants.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits filed with this report:

10.1	Stock Purchase Agreement dated as of January 26, 2004, between Palatin technologies, Inc. and the purchasers listed in Appendix A; including form of warrant.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

•	On November 6, 2003, we filed a current report on Form 8-K reporting an Item 5 event regarding the presentation of positive safety and efficacy data from our Phase 2B "at home" study of PT-141 for male sexual dysfunction.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 17, 2004	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 17, 2004	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)