Form 10-Q
period 2004-03-31
PALATIN TECHNOLOGIES INC
filed 2004-05-13
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]   No [X]

As of May 13, 2004, 52,668,338 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	CONSOLIDATED BALANCE SHEETS -- As of March 31, 2004 and June 30, 2003	Page 3

	CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Three and Nine Months Ended March 31, 2004 and March 31, 2003 and the Period from January 28, 1986 (inception) through March 31, 2004	Page 4

	CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Nine Months Ended March 31, 2004 and March 31, 2003 and the Period from January 28, 1986 (inception) through March 31, 2004	Page 5

	Notes to Consolidated Financial Statements	Page 6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	Page 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	Page 20

Item 4.	Controls and Procedures	Page 20

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                          March 31, 2004    June 30, 2003
                                                                         ---------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $   23,238,251     $ 14,294,603
  Contracts receivable                                                           26,258                -
  Available for sale investments                                              3,913,014        4,088,384
  Prepaid expenses and other                                                    146,320          347,510
                                                                         ---------------   --------------
      Total current assets                                                   27,323,843       18,730,497

Property and equipment, net                                                   3,030,053        3,399,181
Restricted cash                                                                428,075          428,075
Other                                                                           172,801          163,381
                                                                         ---------------   --------------
      Total assets                                                          $30,954,772     $ 22,721,134
                                                                         ===============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt, including capital leases            $       81,373     $    188,015
  Accounts payable                                                            2,254,488        1,344,789
  Accrued expenses                                                            1,979,782        1,619,382
  Accrued compensation                                                          200,000          428,500
  Deferred revenue                                                              252,339          407,420
                                                                         ---------------   --------------
      Total current liabilities                                               4,767,982        3,988,106
                                                                         ---------------   --------------

Long term debt, including capital leases                                         32,864           76,432
                                                                         ---------------   --------------

Commitments and contingencies (Note 5)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; issued and outstanding 11,947 and 14,867 shares
      as of March 31, 2004 and June 30, 2003, respectively;                         119              149
  Common stock of $.01 par value - authorized 75,000,000 shares;
      issued and outstanding 52,668,359 and 42,994,050 shares as of
      March 31, 2004 and June 30, 2003, respectively                            526,684          429,941
  Additional paid-in capital                                                136,034,512      109,085,115
  Deferred compensation                                                        (124,134)         (37,977)
  Accumulated other comprehensive loss                                         (137,126)         (11,805)
  Deficit accumulated during development stage                             (110,146,129)     (90,808,827)
                                                                         ---------------   --------------
      Total stockholders' equity                                             26,153,926       18,656,596
                                                                         ---------------   --------------
      Total liabilities and stockholders' equity                         $   30,954,772     $ 22,721,134
                                                                         ===============   ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                                                                                               Inception
                                                                                                                   (January 28,
                                                                                                                       1986)
                                               Three Months Ended March 31,      Nine Months Ended March 31,          through
                                                   2004            2003            2004              2003         March 31, 2004
                                               ------------    ------------    -------------     -------------    --------------
REVENUES:
  Grants and contracts                         $   149,738     $   181,417     $  2,149,738      $    641,417     $  12,415,249
  License fees                                      31,016         148,878          155,081           545,887         2,885,068
  Other                                                  -               -                -                 -           318,917
                                               ------------    ------------    -------------     -------------    --------------
    Total revenues                                 180,754         330,295        2,304,819         1,187,304        15,619,234
                                               ------------    ------------    -------------     -------------    --------------
OPERATING EXPENSES:
  Research and development                       7,127,006       4,744,379       17,959,723        12,015,910        90,372,226
  General and administrative                     1,164,992       1,280,305        4,168,322         3,651,738        36,416,222
  Net intangibles write down                             -               -                -                 -           259,334
                                               ------------    ------------    -------------     -------------    --------------
    Total operating expenses                     8,291,998       6,024,684       22,128,045        15,667,648       127,047,782
                                               ------------    ------------    -------------     -------------    --------------
OTHER INCOME (EXPENSES):
  Interest income                                   88,297          50,120          261,389           147,079         2,962,521
  Interest expense                                  (4,535)         (7,310)         (16,302)          (14,462)       (1,997,481)
  Merger costs                                           -               -                -                 -          (525,000)
                                               ------------    ------------    -------------     -------------    --------------
    Total other income (expenses)                   83,763          42,810          245,087           132,617           440,040
                                               ------------    ------------    -------------     -------------    --------------
    Loss before income taxes and cumulative
      effect of accounting change               (8,027,481)     (5,651,579)     (19,578,139)      (14,347,727)     (110,988,508)
  Income tax benefit                                     -               -          240,836           245,093         1,203,490
                                               ------------    ------------    -------------     -------------    --------------
    Loss before cumulative effect of
      accounting change                         (8,027,481)     (5,651,579)     (19,337,303)      (14,102,634)     (109,785,018)
  Cumulative effect of accounting change                 -               -                -                 -          (361,111)
                                               ------------    ------------    -------------     -------------    --------------
NET LOSS                                        (8,027,481)     (5,651,579)     (19,337,303)      (14,102,634)     (110,146,129)
PREFERRED STOCK DIVIDEND                                 -         (87,339)               -          (203,138)       (3,511,765)
                                               ------------    ------------    -------------     -------------    --------------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                                 $(8,027,481)    $(5,738,918)    $(19,337,303)     $(14,305,772)    $(113,657,894)
                                               ============    ============    =============     =============    ==============

Basic and diluted net loss per common share    $     (0.16)    $     (0.19)    $      (0.42)     $      (0.58)
                                               ============    ============    =============     =============
Weighted average number of common shares
  outstanding used in computing basic and
  diluted net loss per common share             50,455,484      30,162,510       46,033,334        24,532,567
                                               ============    ============    =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                                                      Inception
                                                                                                 (January 28, 1986)
                                                                Nine Months Ended March 31,          Through
                                                                2004             2003            March 31, 2004
                                                              -------------    -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(19,337,303)    $(14,102,634)     $(110,146,129)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
      Cumulative effect of accounting change                             -                -            361,111
      Depreciation and amortization                                486,715          434,502          3,596,703
      License fee                                                        -                -            500,000
      Interest expense and accrued interest on note
        payable and financings                                           -                -            876,665
      Intangibles and equipment write down                               -                -            278,318
      Common stock and notes payable issued for expenses                 -                -            751,038
      Settlement with consultant                                         -                -            (28,731)
      Acceleration of options previously granted                         -                -          1,505,315
      Stock based compensation                                     858,982           18,872          5,314,356
      Deferred revenue                                            (155,081)        (303,887)          (108,772)
      Changes in certain operating assets and liabilities:
        Contracts receivable                                       (26,258)               -            (26,258)
        Prepaid expenses and other                                 183,039         (308,418)        (1,060,172)
        Accounts payable                                           909,699         (193,841)         2,254,488
        Accrued expenses and other                                 131,900          665,114          1,718,615
                                                              -------------    -------------     --------------
          Net cash used for operating activities               (16,948,307)     (13,790,292)       (94,213,453)
                                                              -------------    -------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sales/maturities of investments                                   50,049           49,966          2,168,650
  Purchases of investments                                               -       (2,000,000)        (6,261,061)
  Purchases of property and equipment                             (108,856)      (1,019,289)        (6,050,606)
                                                              -------------    -------------     --------------
          Net cash provided/(used) for investing activities        (58,807)      (2,969,323)       (10,143,017)
                                                              -------------    -------------     --------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and other long-term debt                  -                -           6,103,327
  Payments on notes payable and other long-term debt                    -                -          (4,103,327)
  Payments on capital lease obligations                          (150,210)         (158,441)          (303,683)
  Proceeds from common stock, stock option
     and warrant issuances, net                                 26,100,972       31,365,631        101,689,745
  Proceeds from preferred stock, net                                     -                -         24,210,326
  Purchase of treasury stock                                             -                -             (1,667)
                                                              -------------    -------------     --------------
          Net cash provided by financing activities             25,950,762       31,207,190        127,594,721
                                                              -------------    -------------     --------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                       8,943,648       14,447,575         23,238,251
CASH AND CASH EQUIVALENTS, beginning of period                  14,294,603        7,944,264                  -
                                                              -------------    -------------     --------------

CASH AND CASH EQUIVALENTS, end of period                      $ 23,238,251     $ 22,391,839      $  23,238,251
                                                              =============    =============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization Activities:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company does not currently offer any products for sale. The Company is primarily focused on developing melanocortin (MC)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease), and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        PT-141, the Company’s lead therapeutic drug candidate, is a patented, nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. The Company completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. The Company completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. The Company also completed a Phase 1 safety study in female subjects. LeuTech® is the Company’s proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. The Company commenced the biologics license application (BLA) amendment filings for equivocal appendicitis to the Food and Drug Administration (FDA) in the first half of calendar year 2003, filed a majority of the responses to the FDA in September 2003 and remitted the final BLA amendment filing to the FDA in the first quarter of calendar year 2004. The Company expects to receive a complete response from the FDA regarding its BLA amendment filings in the second quarter of calendar year 2004. The Company is also conducting additional clinical trials with LeuTech to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, the Company has several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation.

        Key elements of the Company’s business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under investigation; expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform; and opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development programs with the cash flow from our LeuTech collaboration agreement.

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a substantial net loss of $19,337,303 for the nine months ended March 31, 2004 and has a deficit accumulated during development stage of $110,146,129, cash and cash equivalents of $23,238,251 and investments of $3,913,014 as of March 31, 2004. The Company anticipates incurring additional losses in the future as it continues development of LeuTech for diagnosis of appendicitis and expands clinical trials for other indications of LeuTech and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, by conducting pre-clinical studies and clinical trials, obtaining required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception. In addition, the Company has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company believes its existing capital resources will be adequate to fund its projected operations through the fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that the Company will not consume a significant amount of its available resources before that time. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

(2)     Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of March 31, 2004 and the results of operations for the three and nine month periods ended March 31, 2004 and 2003 and for the period from inception (January 28, 1986) to March 31, 2004, and cash flows for the nine month periods ended March 31, 2004 and 2003 and for the period from inception (January 28, 1986) to March 31, 2004. The results of operations for the nine month period ended March 31, 2004 may not necessarily be indicative of the results of operations expected for the full year, however the Company does expect to incur a significant loss for the fiscal year ending June 30, 2004.

        The accompanying consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of June 30, 2003 and 2002 and for each of the three fiscal years in the period ended June 30, 2003.

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

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with an original maturity of less than three months at time of purchase. As of March 31, 2004 and June 30, 2003, approximately $428,000 of cash was restricted to secure letters of credit for security deposits on leases.

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist principally of corporate debt securities and mutual funds. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive loss and as a separate component of stockholders’ equity until realized. Interest earned on securities classified as available for sale is included in interest income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

The following is a summary of available for sale investments as of March 31, 2004:

                                                Gross         Gross
                                             Unrealized    Unrealized       Fair
                                   Cost         Gains        Losses         Value
                               ----------    ----------    ----------    ----------
Corporate debt securities      $   50,000    $      895    $        -    $   50,895
Mutual funds                    4,000,140             -       138,021     3,862,119
                               ----------    ----------    ----------    ----------
Total                          $4,050,140    $      895    $  138,021    $3,913,014
                               ==========    ==========    ==========    ==========

The following is a summary of available for sale investments as of June 30, 2003:

                                                Gross         Gross
                                             Unrealized    Unrealized       Fair
                                   Cost         Gains        Losses         Value
                               ----------    ----------    ----------    ----------
Corporate debt securities      $  100,000    $    2,243    $        -    $  102,243
Mutual funds                    4,000,189             -        14,048     3,986,141
                               ----------    ----------    ----------    ----------
Total                          $4,100,189    $    2,243    $   14,048     4,088,384
                               ==========    ==========    ==========    ==========

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates whether future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If impairment is indicated, the amount of the impairment is measured based on the difference between the carrying amount of the asset and its fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the estimated future cash flows based on reasonable and supportable assumptions.

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

        The Company recognized $149,738 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services for the three and nine months ended March 31, 2004 compared to $137,417 for the three and nine months ended March 31, 2003.

        The Company recognized nothing and $2,000,000, respectively, for the three and nine months ended March 31, 2004 in contract revenue related to the attainment of certain milestones related to LeuTech pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc., a division of Tyco International, Ltd., described below, compared to $44,000 and $504,000, respectively, for the three and nine months ended March 31, 2003.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt to jointly develop and market one of its proposed products. Under the terms of the agreement, the Company granted a worldwide license, excluding Europe, for sales, marketing and distribution and received a non-refundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such non-refundable fees were received.

        In fiscal 2001, the Company adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and nine months ended March 31, 2004, the Company recognized $2,170 and $10,851, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000, compared to $10,418 and $38,199, respectively, for the three and nine months ended March 31, 2003.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3.2 million, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of LeuTech. Pursuant to, and upon execution of this amendment, $800,000 was received. Under SAB 101, this payment has been recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three and nine months ended March 31, 2004, the Company recognized $28,846 and $144,230, respectively, in license revenue under this agreement, compared to $138,460 and $507,688, respectively, for the three and nine months ended March 31, 2003. The $3.2 million has been paid in full as of March 31, 2004.

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

                                                    Three Months Ended March 31,   Nine Months Ended March 31,
                                                  -------------------------------------------------------------
                                                      2004            2003             2004            2003
                                                  -------------------------------------------------------------
Net loss attributable to common stockholders:
  As reported                                     $(8,027,481)    $(5,738,918)    $(19,337,303)   $(14,305,772)
  Stock based employee compensation
     expense included in the determination
     of net loss as reported                                -               -          778,815               -
  Impact of total stock-based compensation
     expense determined under fair-value-based
     method                                          (261,051)       (249,769)      (1,739,876)     (1,057,549)
                                                  ------------    ------------    -------------   -------------
  Pro forma                                       $(8,288,532)    $(5,988,687)    $(20,298,364)   $(15,363,321)
                                                  ============    ============    =============   =============
Basic and diluted net loss per common share:
  As reported                                     $     (0.16)    $     (0.19)    $      (0.42)   $      (0.58)
  Impact of stock-based compensation                        -           (0.01)           (0.02)          (0.05)
                                                  ------------    ------------    -------------   -------------
  Pro forma                                       $     (0.16)    $     (0.20)    $      (0.44)   $      (0.63)
                                                  ============    ============    =============   =============

        The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 2.61% in 2004 and 2.90 % in 2003, expected volatility of 91.6% in 2004 and 101% in 2003, and an expected option life of seven years.

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

        In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its tax loss carry forwards.

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three and nine months ended March 31, 2004 and 2003, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 12,638,184 shares of common stock at prices ranging from $0.01 to $21.70 per share were outstanding at March 31, 2004.

(4)     Accrued Expenses:

        Accrued expenses consist of the following:

                                              March 31, 2004       June 30, 2003
                                              ----------------------------------
           Product development costs            $1,433,000          $  784,007
           Accrued rent                            387,179             397,872
           Other                                   159,603             437,503
                                              ----------------------------------
                                                $1,979,782          $1,619,382
                                              ==================================

(5)     Commitments and Contingencies:

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases and is seeking to terminate one of those leases, which is for the Company’s former corporate offices located in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and corporate offices in Princeton, New Jersey.

        As of March 31, 2004, the Company had accrued approximately $32,000 related to the Company’s share of estimated costs until termination of the Princeton lease, which is currently being subleased and is scheduled to expire in December 2004.

        Capital Leases – In September 2002, the Company acquired $417,920 of laboratory equipment under capital leases. The original term of these leases range from 24 to 60 months. As of March 31, 2004, $114,237 of principal payments remains outstanding pursuant to these lease obligations.

        License Agreements – The Company has three license agreements that require minimum yearly payments. The cost to maintain these license agreements for the fiscal year ending June 30, 2004 amounts to $250,000, which was expensed during the nine months ended March 31, 2004 under these agreements.

(6)     Stockholders’ Equity:

        In January 2004, the Company completed a private placement of its common stock and warrants, which yielded gross proceeds of approximately $22.7 million (net proceeds of approximately $21.0 million). Investors purchased 6,992,500 shares of common stock at $3.25 per share and received five year warrants to purchase 1,048,875 shares of common stock at an exercise price of $4.06 per share.

(7)     Income Tax Benefit:

        In December 2003 and December 2002, the Company sold New Jersey net operating losses pursuant to the New Jersey Economic Development Authority’s Tax Transfer Program. As a result, the Company received $240,836 and $245,093, respectively, which is reflected as an income tax benefit in the consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by Palatin or by officers, directors, or employees of Palatin acting on Palatin’s behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Shareholders are cautioned that statements which are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding the strategy and plans of the Company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company’s future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in our annual report on Form 10-K for the year ended June 30, 2003, as well as in our other Securities and Exchange Commission filings.

        We expect to incur additional losses in the future as we continue development of LeuTech for diagnosis of appendicitis and expand clinical trials for other indications of LeuTech and continue research and development of PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Critical Accounting Policies

        Our significant accounting policies are described in Note 3 to the consolidated financial statements included in this report. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

Overview

        We are a development-stage biopharmaceutical company primarily focused on developing melanocortin (MC)-based therapeutics, which we believe is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease), and inflammation. Our objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing our products under development and identifying new product targets through the utilization of our patented drug discovery platform.

        PT-141, our lead therapeutic drug candidate, is a patented, nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. We have completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. We have also completed a Phase 1 safety study in female subjects. LeuTech® is our proprietary radiolabeled monoclonal antibody for imaging and diagnosing infections. We commenced the biologics license application (BLA) amendment filings for equivocal appendicitis to the Food and Drug Administration (FDA) in the first half of calendar year 2003, filed a majority of the responses to the FDA in September 2003 and remitted the final BLA amendment filing to the FDA in the first quarter of calendar year 2004. We expect to receive a complete response from the FDA regarding its BLA amendment filings in the second quarter of calendar year 2004. We are also conducting additional clinical trials with LeuTech to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In addition, we have several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including sexual dysfunction, obesity, cachexia and inflammation.

Products and Technologies in Research and Development

        We do not currently offer any products for sale. We are concentrating our efforts on the following proposed products and indications:

        PT-141. PT-141, our lead therapeutic drug candidate, is a patented, nasally administered peptide that is under investigation for the treatment of both male erectile dysfunction (MED) and female sexual arousal disorders (FSAD). We have completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. We have completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. We have also completed a Phase 1 safety study in female subjects. PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). It is an MC receptor-based therapeutic. The MSH class of hormones are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. Our research suggests that PT-141 works through activation of MC receptors in the central nervous system rather than acting directly on the vascular system, which is a different mechanism of action from currently marketed MED therapies. As a result, it may offer significant safety and therapeutic benefits over currently marketed products.

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

        In December 1999, the FDA accepted our LeuTech BLA for the diagnosis of appendicitis in patients with equivocal signs and symptoms. In July 2000, the FDA Medical Imaging Drugs Advisory Committee (MIDAC) unanimously voted that LeuTech is safe and effective for use in the diagnosis of appendicitis in patients with equivocal signs and symptoms and that the data presented support the clinical utility of LeuTech in managing these patients. In September 2000, we received a complete response letter from the FDA where they determined that the efficacy and safety data were complete, yet additional manufacturing and process validation data were required prior to final approval. We commenced the BLA amendment filings to the FDA in the first half of calendar year 2003 and remitted the final BLA amendment filing to the FDA in the first quarter of 2004. We expect to receive a complete response from the FDA regarding our BLA amendment filings in the second quarter of calendar year 2004.

        We are currently conducting Phase 2 studies with LeuTech for detection of other infections, including osteomyelitis, fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

        Each year, more than 250,000 Americans are diagnosed with the infection, acute appendicitis. A timely and accurate diagnosis of this infection is crucial to ensure timely treatment and to prevent complications for the patient. A delay can entail hospital observation, outpatient treatment or surgery and can lead to increased risk of peritonitis, sepsis and other complications. Conversely, a misdiagnosed patient may experience unneeded hospital observation or unneeded surgery, which is expensive, inconvenient and utilizes limited resources. Every year, more than 350,000 patients present with equivocal appendicitis — this is when a specific diagnosis is uncertain and further testing is needed. In this situation, it is not always clear if the patient has appendicitis or another medical problem; nor is it exactly clear where the site of infection is located.

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

        Under the terms of the amended agreement, Mallinckrodt committed to fund up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10 million in milestone payments has been revised to coincide with LeuTech’s anticipated FDA approval and achievement of future sales goals. The $3.2 million has been paid in full as of March 31, 2004.

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

        We have initiated a MIDAS program to discover and develop compounds that interact with the MC family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for sexual dysfunction, obesity, cachexia and inflammation. We expect to file an investigational new drug application (IND) with the FDA for at least one of these preclinical compounds and initiate clinical testing within the next 12 months.

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

Results of Operations

Three and Nine Month Periods Ended March 31, 2004 Compared to Three and Nine Month Periods Ended March 31, 2003.

        Grants and Contracts – For the three and nine months ended March 31, 2004, we recognized nothing and $2,000,000, respectively, in contract revenue related to LeuTech pursuant to our collaboration agreement with Mallinckrodt, Inc., a division of Tyco International, Ltd. compared to $44,000 and $504,000, respectively, for three and nine months ended March 31, 2003. The increase in contract revenue for the nine months ended March 31, 2004 was attributable to the achievement of milestone events stipulated in the collaboration agreement. For the three and nine months ended March 31, 2004, we recorded $149,738 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services compared to $137,417 for both the three and nine months ended March 31, 2003.

        License Fees and Royalties – During the fiscal year ended June 30, 2001, we adopted U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), which required up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 in fiscal 2001, which reflected the deferral portion of an up-front license fee received from Mallinkrodt, Inc. related to licensing of LeuTech recognized in the fiscal year ended June 30, 2000. Previously we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101 these payments should be recorded as deferred revenue and recognized over the remaining term of the related agreements. For the three and nine months ended March 31, 2004, we recorded $31,016 and $155,081, respectively, of license revenue compared to $148,878 and $545,887, respectively, for the three and nine months ended March 31, 2003. For the three and nine months ended March 31, 2004, $2,170 and $10,851, respectively of license revenue recorded was included in the cumulative effect adjustment as of July 1, 2000 and $28,846 and $144,230, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. For the three and nine months ended March 31, 2003, $10,418 and $38,199, respectively, of license revenue recorded was included in the cumulative effect adjustment as of July 1, 2000 and $138,460 and $507,688, respectively, was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and development – Research and development expenses (“R&D”) increased to $7,127,006 and $17,959,723, respectively, for the three and nine months ended March 31, 2004 compared to $4,744,379 and $12,015,910, respectively, for the three and nine months ended March 31, 2003. The increase in R&D is primarily related to our increased development efforts and expanding clinical trials of PT-141 and LeuTech. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141, As of March 31, 2004, we have incurred approximately $30,700,000 in allocated R&D expenses. For the three and nine months ended March 31, 2004, approximately $4,100,000 and $8,600,000, respectively, of R&D expense was allocated to PT-141 compared to $1,700,000 and $5,200,000 million, respectively, for the three and nine months ended March 31, 2003. We anticipate incurring approximately $10,000,000 of R&D expenses over the next 12 months as we progress with our clinical trials and product development programs. We will seek to enter into a strategic collaboration agreement, which we anticipate will offset a portion of the estimated costs.

•	LeuTech, As of March 31, 2004, we have incurred approximately $47,600,000 in allocated R&D expenses. For the three and nine months ended March 31, 2004, approximately $2,100,000 and $6,900,000, respectively, of R&D expense was allocated to LeuTech compared to approximately $2,300,000 and $4,700,00, respectively, for the three and nine months ended March 31, 2003. We anticipate incurring approximately $3,000,000 of R&D expenses over the next 12 months.

•	MIDAS, As of March 31, 2004, we have incurred approximately $12,100,000 in allocated R&D expenses. For the three and nine months ended March 31, 2004, approximately $900,000 and $2,500,000, respectively, of R&D expense was allocated to MIDAS compared to approximately $800,000 and $2,100,000, respectively, for the three and nine months ended March 31, 2003. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We expect to file an IND with the FDA for at least one of these preclinical compounds and initiate clinical testing within the next 12 months. We anticipate incurring approximately $3,000,000 of R&D expenses over the next 12 months.

        General and administrative — General and administrative expenses increased overall to $1,164,992 and $4,168,322, respectively, for the three and nine month periods ended March 31, 2004 compared to $1,280,305 and $3,651,738, respectively, for the three and nine month periods ended March 31, 2003. The overall increase in general and administrative expenses is primarily attributable to an increase in salaries and other stock based compensation and related personnel expenses.

        Interest income — Interest income increased to $88,297 and $261,389, respectively, for the three and nine month periods ended March 31, 2004 compared to $50,120 and $147,079, respectively, for the three and nine month periods ended March 31, 2003. The increase in interest income is attributable to higher amounts of cash, cash equivalents and investments available to be invested.

        Net loss — Net loss increased to $8,027,481 and $19,337,303, respectively, for the three and nine month periods ended March 31, 2004 compared to $5,651,579 and $14,102,634, respectively, for the three and nine month periods ended March 31, 2003. The increase was attributable to the increase in expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of March 31, 2004, we had a deficit accumulated during development stage of $110,146,129. We have financed our net operating losses through March 31, 2004 by a series of debt and equity financings. As of March 31, 2004, we had cash and cash equivalents of $23,238,251 and available for sale investments of $3,913,014. On January 28, 2004, we completed a private placement of our common stock and warrants, which yielded gross proceeds of approximately $22,700,000. Pursuant to the private placement, investors purchased 6,992,500 shares of common stock at $3.25 per share and received five year warrants to purchase 1,048,875 shares of common stock at an exercise price of $4.06. The net proceeds of approximately $21,000,000 will be used for the continued development of PT-141, LeuTech, drug discovery efforts and general corporate purposes.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We will need regulatory approval to market and sell LeuTech for diagnosis of appendicitis, as well as PT-141, MIDAS and LeuTech for other indications. PT-141, MIDAS and LeuTech for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by development-stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

        During the nine months ended March 31, 2004, our operating activities used net cash of approximately $16,900,000 and during the nine months ended March 31, 2003 our operating activities used net cash of approximately $13,800,000. The increase resulted primarily from increased R&D spending on both PT-141 and LeuTech.

        During the nine months ended March 31, 2004, we used cash in investing activities of $58,807 consisting of $108,856 in capital expenditures partially offset by $50,049 received pursuant to the maturity of a bond. During the nine months ended March 31, 2003, we used cash in investing activities of approximately $3,000,000, consisting of approximately $2,000,000 for purchases of investment securities and approximately $1,000,000 for capital expenditures.

        During the nine months ended March 31, 2004, net cash provided by financing activities was approximately $26,000,000, consisting of approximately $26,100,000 million from the sale of common stock and the exercise of common stock options and warrants, partially offset by approximately $150,000 for payments on capital lease obligations. During the nine months ended March 31, 2003, net cash provided by financing activities was approximately $31,200,000, consisting of approximately $31,400,000 from the proceeds of the sale of common stock and warrants, partially offset by approximately $158,000 for payments on capital lease obligations.

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements for the following fiscal years ending June 30 are: 2004 — $250,000, 2005 — $200,000, 2006 — $200,000, 2007 — $200,000 and 2008 — $200,000.

        We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future or whether we will have sufficient funds to pursue any such acquisition should an opportunity arise.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through the fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain trials and research activities until such time as appropriate financing was available.

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

        As of March 31, 2004, our cash and cash equivalents were $23,238,251 and available for sale investments, which consisted of corporate debt securities and mutual funds, were $3,913,014. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of our securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities,Use of Proceeds and Issuer Purchases of Equity Securities.

        In January 2004, we concluded a private placement of common stock and warrants in which we sold 6,992,500 shares of our $.01 par value common stock at an offering price of $3.25 per share. The investors also received 15% warrant coverage on the number of shares they purchased. Each five-year warrant entitles the holder to purchase one share of common stock at an exercise price of $4.06 per share. The gross proceeds were approximately $22,700,000 and the net proceeds were approximately $21,000,000. We made the private placement solely to financial institutions and accredited investors pursuant to Regulation D under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. A registration statement covering the resale of the shares by the investors was filed and subsequently declared effective by the Security and Exchange Commission in April 2004. In connection with the private placement, we paid placement fees totaling approximately $1,600,000.

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

Palatin Technologies, Inc. (Registrant)

Date: May 13, 2004	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 13, 2004	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)