Form 10-K
period 2004-06-30
PALATIN TECHNOLOGIES INC
filed 2004-09-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes [X]  No [  ]

As of September 13, 2004, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $102,282,865, computed by reference to the price at which the common stock was last sold on December 31, 2003.

As of September 13, 2004, 53,980,506 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PART I

PART II

PART III

*Incorporated by reference from our definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days after our June 30, 2004 fiscal year end.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	Page 73

	Signatures	Page 77

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

Overview

        We are primarily focused on discovering and developing melanocortin (“MC”)-based therapeutics, which we believe is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease), and inflammation. Our objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing our products under development and identifying new product targets through the utilization of our patented drug discovery platform.

        In August 2004, we entered into a collaboration agreement with King Pharmaceuticals, Inc., a specialty pharmaceutical company, to jointly develop and commercialize PT-141, our lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction.

        In July 2004, we announced the receipt of full approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec™, our proprietary radiolabeled monoclonal antibody product, for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”).

        Our near-term business strategy focuses on the continued development of PT-141 and supporting the commercial launch of NeutroSpec. Our long-term business strategy includes the advancement of our preclinical product pipeline and identification of new product targets through the utilization of our patented drug discovery platform, moving towards the commercialization of a broad portfolio of therapeutic products. Key elements of our business strategy include:

•	Selectively entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates under investigation;

•	Expansion of our pipeline through the utilization of our MC expertise and patented drug discovery platform;

•	Opportunistic acquisition of synergistic products and technologies; and

•	Partial funding of our development programs with the cash flow from our NeutroSpec and PT-141 collaboration agreements.

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this annual report on Form 10-K.

Products and Technologies in Research and Development

        We are concentrating our efforts on the following proposed products and indications:

        PT-141. PT-141, our lead therapeutic drug candidate, is a patented, nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. PT-141 is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). It is an MC receptor based therapeutic. The MSH class of hormones are potent regulators of a variety of physiological and behavioral functions, including the natural physiological sexual response. Our research suggests that PT-141 works through activation of MC receptors in the central nervous system rather than acting directly on the vascular system, which is a different mechanism of action from currently marketed male Erectile Dysfunction (“ED”) therapies. As a result, it may offer significant safety and therapeutic benefits over currently marketed products.

        We have completed various Phase 1 safety studies and Phase 2A and Phase 2B efficacy studies in male subjects and patients. We plan to initiate an additional Phase 2B efficacy study in male patients with ED during the first half of calendar year 2005. We have completed a Phase 1 safety study in female subjects. We plan to initiate a Phase 2A efficacy study in female patients with Female Sexual Arousal Disorder (“FSAD”) during the second half of calendar year 2004.

        We completed a Phase 2B at-home dose-ranging study with PT-141 in patients with ED in September 2003 and presented the safety and efficacy data at the 8th Annual Leadership Conference on Sexual, Cardiovascular and Metabolic Syndrome Related Therapies held on November 1, 2003 in Los Angeles. This placebo-controlled, randomized, double-blind, parallel group study enrolled 271 sildenafil-responsive men with mild/moderate and severe ED at 21 sites. Importantly, the trial included patients with co-morbidities such as diabetes, hypertension, hyperlipidemia, and smoking. Participants were confirmed by patient history to be responsive to sildenafil (Viagra®) and had a baseline International Index of Erectile Function – Erectile Function domain (IIEF-EF) score of between six and twenty-one. The IIEF-EF is a standardized sexual function questionnaire used by urologists, which includes questions on a man’s ability to achieve and maintain an erection. To evaluate PT-141‘s effect versus placebo, researchers compared baseline scores with scores reported after treatment. Enrolled patients were randomized to either placebo, 5 mg, 10 mg, 15 mg or 20 mg of PT-141 for a one month treatment period.

        Results show that treatment with PT-141 improved patients’ erectile function, achieving both clinical and statistical significance for the following parameters (p < 0.05 or better):

•	IIEF-EF domain scores, the primary efficacy endpoint for the study, at the 10 mg and higher doses relative to placebo;
•	Restoration of normal erectile function defined as a score of 26 or more points on the EF domain of the IIEF questionnaire at all four PT-141 doses relative to placebo; and
•	Improvement in the quality of erections as assessed by the Global Assessment Questionnaire score was highly significant for all four doses of PT-141 relative to placebo.

        All doses of PT-141 demonstrated safety; importantly, there were no reports of hypotension or syncope at any PT-141 dose level. The 5 mg and 10 mg doses were well-tolerated. The most common adverse events in these doses were mild to moderate in intensity and included bad aftertaste, facial flushing, nausea, post-nasal drip, fatigue and headache. Of the 271 patients randomized into the study, approximately 12% discontinued due to adverse events. Discontinuations due to gastrointestinal adverse events were limited almost exclusively to patients taking the 15 mg and 20 mg doses. Patients who took multiple 15 mg and 20 mg doses of PT-141 tolerated the drug well.

        A total of 30 patients in this Phase 2B study from five different trial locations who responded to PT-141 and were also sildenafil users were interviewed by an independent market research firm following the study to better understand their experience with PT-141. The research indicates that:

•	Approximately 70% of patients considered PT-141 to be as or more effective than sildenafil;
•	The quality of erection achieved with PT-141 is perceived to be comparable or superior to sildenafil in 83% of patients;
•	PT-141 has a longer duration of action and onset time was more rapid than sildenafil; and
•	Many patients highlighted the “initiating” aspect (could feel the drug working) of PT-141 as a positive differentiator to sildenafil.

        In May 2004, we announced that Hunter Wessells, M.D., FACS, Associate Professor with the Urology Clinic of the University of Washington, Harborview Medical Center, presented the results of this Phase 2B study at the American Urological Association (AUA) Annual Meeting, which took place in San Francisco May 8 – 13, 2004.

        In June 2004, we announced an overview of the positive results from a clinical study evaluating the co-administration of PT-141 and Viagra®. The purpose of the PT-141 and Viagra co-administration clinical study was to evaluate the potential synergistic effect of treating ED patients with both PT-141, which has a novel central nervous system mechanism of action, and Viagra, a peripheral agent which is a type V phosphodiesterase inhibitor. The results of this study indicate that the co-administration of low doses of both PT-141 and Viagra resulted in an increased degree of erectile activity relative to Viagra alone and that patients subjectively reported a better quality of erection relative to Viagra alone.

        Study Design

•	The objective of this clinical study was to evaluate the efficacy and safety of co-administration of Viagra with PT-141 to 20 patients with ED.
•	RigiScan® (a device for impotence testing) monitoring was employed over a six hour monitoring period to evaluate the duration and magnitude of each patient’s erectile response. Two 30-minute episodes of visual sexual stimulation (VSS) were included in the six hour RigiScan monitoring period.

•	The study was designed as a double-blind, randomized, placebo-controlled, three-way crossover study evaluating the following three treatment arms:

•	” Co-administration “: 25 mg Viagra and 7.5 mg PT-141 intranasal spray;
•	” Viagra-alone “: 25 mg Viagra and placebo intranasal spray;
•	” Placebo “: placebo tablet and placebo intranasal spray.

        Study Results

•	Over the six hour RigiScan monitoring period, patients receiving the Co-administration treatment had, on average, increased erectile activity as compared to patients receiving either the Viagra-alone or Placebo treatment. The differences were statistically significant.

•	Patients were also asked to evaluate the quality of their erection on a visual analog scale (1-10 scale). Patients receiving the Co-administration treatment rated their best erection an average score of 8.2 compared to 6.8 for the Viagra-alone treatment and 5.7 for the Placebo treatment. This difference between Co-administration and Viagra-alone quality-of-erection scores was also statistically significant.

•	Importantly, there were no serious or significant adverse events in the study, including no significant differences in blood pressure, between any of the treatment arms. The only adverse event for patients receiving the Co-administration that was significantly different than either the Viagra-alone or Placebo treatment arms was flushing. Flushing occurred in 21% of patients receiving the Co-administration and 0% of the patients in the Viagra-alone and Placebo treatment arms.

        Collaborative Development and Marketing Agreement with King. In August 2004, we entered into a collaboration agreement with King Pharmaceuticals, Inc., a specialty pharmaceutical company, to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to develop and market PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing the development and marketing of PT-141 with Palatin outside North America. Palatin has the option to create, with King, a urology specialty sales force to co-promote the product in the U.S.

        King paid us $20.0 million at closing, $5.0 million of which was designated as an equity investment in Palatin. King may pay potential milestone payments to Palatin totaling up to $100.0 million for achieving certain ED and Female Sexual Dysfunction (“FSD”) development and regulatory approval targets, a portion of which would consist of an additional equity investment in Palatin. After regulatory approval and commercialization of PT-141, King may also pay one-time milestone payments to us totaling up to an additional $130.0 million upon achieving specified annual North American net sales thresholds.

        Under the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. King and Palatin currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories.

        ED is defined as the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenetic issues may contribute to ED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of ED and more than 30 million men in the United States may be afflicted with some form of ED, with less than 20% seeking treatment. The current market size for ED is estimated to be more than $2 billion per year. FSAD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSAD is prevalent in approximately 50% of women over the age of 30 and that greater than 35 million women in the United States may be afflicted with some form of FSAD. FSD includes disorders associated with desire, arousal, orgasm and pain. There is tremendous competition to develop, market and sell drugs for the treatment of ED and FSD.

        NeutroSpec™. NeutroSpec includes a radioactive technetium-labeled anti-CD 15 monoclonal antibody which selectively binds to a type of white blood cell, neutrophils, involved in the immune response. When injected into the blood stream, NeutroSpec binds to neutrophils accumulated at the infection site, labeling these cells with a radioactive tracer. As a result, physicians can rapidly image and locate an infection using a gamma camera, a common piece of hospital equipment that detects radioactivity within the body. NeutroSpec offers the advantage of direct injection and in vivo labeling of white blood cells, leading to a rapid and highly specific functional image of an infection in less than an hour, whereas the current standard of care, ex vivo radiolabeled white blood cells, requires a blood sample to be taken from the patient, processed by a nuclear pharmacy and then re-injected into the patient, with diagnostic images usually not available until 12-24 hours later.

        In July 2004, we announced that we received full approval from the U.S. Food & Drug Administration (FDA) to market NeutroSpec, a novel imaging agent, indicated for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”).

        We are also conducting additional clinical trials with NeutroSpec to evaluate its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

        Strategic Collaboration Agreement with Mallinckrodt. On May 13, 2002, we entered into an agreement with Mallinckrodt to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13.0 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared NeutroSpec development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10.0 million on FDA approval of the first NeutroSpec indication and on attainment of certain sales goals following product launch. We agreed to be responsible for the manufacture of NeutroSpec and Mallinckrodt agreed to pay us a transfer price on each product unit transferred to Mallinckrodt and a royalty on the net sales of NeutroSpec.

        Under the terms of the amended agreement, Mallinckrodt has committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10.0 million in milestone payments was revised to coincide with NeutroSpec’s FDA approval and achievement of future sales goals. The $3.2 million has been paid in full as of March 31, 2004 and we received $2.0 million on August 6, 2004 upon FDA approval.

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

        We believe that NeutroSpec may improve patient diagnosis for appendicitis and that it has the potential to improve diagnosis of other acute and chronic infections, such as osteomyelitis, fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging. In 2003, over 700,000 patients were diagnosed with NeutroSpec’s target indications.

        MIDAS™ (Metal Ion-induced Distinctive Array of Structures). MIDAS is a proprietary platform technology that allows us to routinely design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which we believe offer significant advantages to conventional protein or peptide-based drugs. MIDAS uses metal ions to fix the three-dimensional shape of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. Moreover, unlike most other drug discovery approaches, we believe that MIDAS is unique in that it can be used to generate either receptor antagonists (drugs that block a particular metabolic response) or agonists (drugs that promote a particular metabolic response). In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design small molecule, non-peptide drugs.

        We have initiated a MIDAS program to discover and develop compounds that interact with the MC family of receptors. MC receptors regulate a diverse array of functions such as pigmentation, adrenocortical function, immune modulation, sexual arousal and energy maintenance. Based on this effort, we have identified several MIDAS molecules that are now in preclinical development as potential treatments for sexual dysfunction, obesity, cachexia and inflammation. We expect to file an Investigational New Drug Application (“IND”) for at least one of these preclinical compounds to initiate clinical testing within the next 12 months.

        We have recently identified a series of lead compounds that decrease food intake and body weight in normal and genetically-obese animals. In June 2004, we announced that data on this activity of our lead series of melanocortin receptor, small molecule agonists, under development for the treatment of obesity, were presented at the 8th Annual American Neuroendocrine Society (ANS) Neuroendocrine Workshop. The ANS Workshop, titled “Neuroendocrinology of Energy Balance and Obesity,” took place June 13, 2004 at the Hotel Monteleone in New Orleans, LA.

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

        Research and Development. Our current research and development efforts primarily focus on melanocortin based therapeutics. We believe our technologies will facilitate the development of a portfolio of potential products. Over the last three fiscal years, we have spent the following amounts on company-sponsored research and development activities:

•	year ended June 30, 2004: $23.3 million
•	year ended June 30, 2003: $17.4 million
•	year ended June 30, 2002: $12.1 million

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

        The pharmaceutical and biotechnology industry is characterized by extensive research efforts and rapid technological change and there are many companies that have developed or are working to develop products similar to ours. There are currently several FDA-approved drugs for ED in the United States and in certain foreign markets. We are aware of several products under clinical development for both MED and FSAD. We cannot assure you that our competitors will not succeed in the future in developing products that are more effective than any that we are developing. We believe that our ability to compete in the sexual dysfunction market depends on a number of factors including the success and timeliness with which we complete FDA trials, the breadth of applications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of our products in comparison to the products of our competitors.

        We are aware of one company marketing an antibody-based product which may compete with NeutroSpec as to certain indications. The competing product is marketed in some European countries. We are also aware of at least one other company developing a peptide-based product which may also compete with NeutroSpec as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

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

Patents and Proprietary Information

        Patent protection. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We aggressively seek patent protection for our technology and products in the United States and, selectively, in those foreign countries where protection is important to the development of our business.

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

        We own patents covering certain aspects of the NeutroSpec product, but the claims of those patents may not be effective to prevent others from developing competing products. In addition, the validity of these patents has not been determined.

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

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued yet. Although we are not aware of any valid U.S. patents which are infringed by PT-141 or NeutroSpec or by our methods of making PT-141 and NeutroSpec, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

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

Governmental Regulation

        The FDA, comparable agencies in foreign countries and state regulatory authorities have established regulations and guidelines which apply to, among other things, the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, promotion and marketing of our proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the regulatory authorities to approve marketing applications, withdrawal of approvals and criminal prosecution.

        After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential.

        Good manufacturing practices. In addition to obtaining approval of either a biologics license application or new drug application from the FDA for any of our proposed products; any facility that manufactures such a product must comply with current good manufacturing practices. This means, among other things, that the drug manufacturing establishment must be registered with, and will be inspected by, the FDA. Foreign manufacturing establishments must also comply with good manufacturing practices and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We depend on contract manufacturing establishments, both in the United States and in foreign countries, to manufacture components of NeutroSpec and PT-141. We currently have agreements in place for the manufacture of NeutroSpec. We anticipate that contract manufacturing establishments will continue to manufacture PT-141 and proposed products resulting from MIDAS technology.

Third-Party Reimbursements

        Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made and the use of the product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the product that they will cover and the amount of money that they will pay and in many instances are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology, and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, health care reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

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

        We are dependent on DSM N.V. of the Netherlands for the manufacture of the NeutroSpec drug substance and intermediate drug product stages and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of the NeutroSpec drug product stage. The failure of either of these manufacturers to comply with FDA current good manufacturing practices or to supply these key components of NeutroSpec on a timely basis or at all, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at all. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

        Proposed products resulting from PT-141 and our MIDAS technology are synthetic peptides. The peptides are synthesized from readily available amino acids, and the production process involves well-established technology. We currently contract with third-party manufacturers for the production of peptides and anticipate doing so in the future.

        We rely on our arrangement with Mallinckrodt to market, sell and distribute NeutroSpec. We have limited control over these activities.

        We package and ship our radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product is radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not sell or distribute any radioactive substances.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing and marketing of our proposed products. We have liability insurance providing up to $10.0 million coverage in the aggregate as to product and to certain clinical trial risks.

Employees

        As of September 1, 2004, we employed 66 persons full time, of whom 56 are engaged in research and development activities and 10 are engaged in administration and management. 21 of our employees hold Ph.D. degrees. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

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

Item 2. Properties.

        Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. Our previous corporate offices were located at 103 Carnegie Center, Suite 200, Princeton, NJ 08540, and we have sublet approximately 7,300 square feet to a third party under a lease which expires December 15, 2004. The leased properties are in good condition.

Item 3. Legal Proceedings.

        There are no material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

        We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock has been quoted on The American Stock Exchange (AMEX) under the symbol PTN, since December 21, 1999. It had previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on AMEX since July 1, 2002.

                  YEAR ENDED JUNE 30, 2004           HIGH             LOW

             Fourth Quarter                          $4.49           $3.35

             Third Quarter                           $4.24           $2.55

             Second Quarter                          $5.89           $2.19

             First Quarter                           $5.25           $2.66

                  YEAR ENDED JUNE 30, 2003           HIGH             LOW

             Fourth Quarter                          $4.01           $1.62

             Third Quarter                           $1.93           $1.29

             Second Quarter                          $2.10           $1.11

             First Quarter                           $2.20           $1.10

        Holders of common stock. On September 8, 2004, we had approximately 280 holders of record of common stock. On September 8, 2004 the closing sales price of our common stock as reported on the AMEX was $2.82 per share.

        Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

        Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 11,697 shares, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

        Securities authorized for issuance under equity compensation plans.

                                         EQUITY COMPENSATION PLAN INFORMATION
                                                 AS OF JUNE 30, 2004

                                                                                     Number of securities
                                                                                   remaining available for
                            Number of securities to be     Weighted-average      future issuance under equity
                              issued upon exercise of      exercise price of        compensation plans
                               outstanding options,       outstanding options,    (excluding securities
Plan category                 warrants and rights (1)     warrants and rights     reflected in column (a)
-------------                 -----------------------     -------------------     -----------------------
                                        (a)                        (b)                      (c)

Equity compensation plans
approved by security
holders (2)                          4,755,684                    $3.45                    355,956

Equity compensation plans
not approved by security
holders                              1,456,187                    $3.14                          0
                                     ---------                                             -------

Total                                6,211,871                                             355,956
                                     =========                                             =======

_______________________

(1)	Does not include a total of 19 shares of aggregate fractions. No fractional shares will be issued on exercise of options or warrants.

(2)

Includes individual option and warrant agreements we assumed when we merged with RhoMed Incorporated in 1996. Options and warrants to purchase 471,127 shares of common stock are outstanding under the assumed agreements, with a weighted average exercise price of $2.03 per share. No additional options or warrants are available for issuance under the assumed agreements, except that the number of shares purchasable under certain warrants may increase due to anti-dilution provisions.

        We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders. No additional options, warrants or rights are available for issuance under any of these plans, except for additional shares which may become purchasable under warrants with anti-dilution protection as noted below. We have already registered for resale the common stock underlying all of these options and warrants.

•	1997 Executive Officers Stock Option Agreement, dated June 3, 1997: provided common stock purchase options to three executive officers. Options to purchase 26,766 shares at $4.96 per share remain outstanding with an expiration date of June 3, 2007.

•	Richard J. Murphy Stock Option Agreement, dated December 4, 1997: provided common stock purchase options to a former director to purchase 5,000 shares at $5.44 per share and 1,066 shares at $7.50 per share, with an expiration date of December 4, 2007. These options replaced options for the same number of shares at the same prices which terminated under our 1996 Stock Option Plan.

•	Watson Laboratories settlement warrants, dated March 15, 2000: provided common stock purchase warrants to eight individuals who participated in a privately negotiated resale of 363,636 shares of our common stock, to purchase an aggregate of 50,000 shares at $0.01 per share, with an expiration date of March 15, 2005. Warrants to purchase 15,125 shares remain outstanding.

•	Griffin Financial Services Advisory Agreement warrants, dated June 8, 2000: provided common stock purchase warrants to Griffin Securities, Inc., a financial consultant, to purchase 5,000 shares at $7.00 per share, with an expiration date of June 8, 2005.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Cedar Brook II Corporate Center, L.P. warrants, dated April 6, 2001 and December 17, 2001: provided common stock purchase warrants to the lessor of our office and laboratory facility to purchase 30,000 shares at $2.90 per share, with an expiration date of April 6, 2006, and 25,000 shares at $3.65 per share with an expiration date of December 17, 2006.

•	Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $2.82 per share, with an expiration date of May 13, 2012.

•	Placement warrants: provided common stock purchase warrants as compensation to various private offering placement agents to purchase an aggregate of 1,318,230 shares. These warrants have the following share amounts, prices (rounded to the nearest cent) and expiration dates:

                        Shares        Exercise      Expiration
    Offering         Purchasable        Price         Date
    --------         -----------        -----         ----
    Fall 2000           216,000         $6.60       10-05-05

    Fall 2000            87,884         $6.53       10-27-05

    Fall 2001           134,188         $2.66       10-29-06

    Fall 2001           221,872         $2.70       10-29-06

    June 2002           109,510         $2.75       06-13-07

    July 2002            51,502         $1.46       07-29-07

    July 2002            38,627         $1.37       07-29-07

    Fall 2002           458,647         $1.54       11-15-07

        Recent sales of unregistered securities. In January 2004, we concluded a private placement of common stock and warrants in which we sold 6,992,500 shares of our $0.01 par value common stock at an offering price of $3.25 per share. The investors also received 15% warrant coverage on the number of shares they purchased. Each five-year warrant entitles the holder to purchase one share of common stock at an exercise price of $4.06 per share. The gross proceeds were approximately $22.7 million and the net proceeds were approximately $21.0 million. We made the private placement solely to financial institutions and accredited investors pursuant to Regulation D under the Securities Act of 1933. The investors represented to us that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. A registration statement covering the resale of the shares by the investors was filed and subsequently declared effective by the Security and Exchange Commission in April 2004. In connection with the private placement, we paid placement fees totaling approximately $1.7 million.

Item 6. Selected Consolidated Financial Data.

        The following selected consolidated financial data has been derived from the audited consolidated financial statements of Palatin Technologies, Inc. This data should be read in conjunction with our consolidated financial statements, including the notes to the consolidated financial statements, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

                                         SELECTED CONSOLIDATED FINANCIAL DATA

                                         (In thousands, except per share data)

                                                                               Year Ended June 30,
                                                   ---------------------
                                                      2004             2003           2002            2001            2000
                                                   ------------     -----------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:

REVENUES

  Grants and contracts                          $        2,150   $         641  $           81  $        1,621  $        4,617

  License fees and royalties                               165             629             200             167             500
                                                   ------------     -----------    ------------    ------------    ------------
    Total revenues                                       2,315           1,270             281           1,788           5,117
                                                   ------------     -----------    ------------    ------------    ------------
OPERATING EXPENSES

  Research and development                              23,333          17,439          12,117          10,109           9,110

  General and administrative                             5,740           4,867           5,004           3,025           4,567

    Total operating expenses                            29,073          22,306          17,121          13,134          13,677

OTHER INCOME (EXPENSE)

  Investment income, net of realized loss                  222             248             312             788             405

  Interest expense                                        (23)            (22)             (3)             (5)            (29)
                                                   ------------     -----------    ------------    ------------    ------------
    Total other income                                     199             226             309             783             376
                                                   ------------     -----------    ------------    ------------    ------------
Loss before income taxes and cumulative
effect of accounting change                           (26,559)        (20,810)        (16,531)        (10,563)         (8,184)

Income tax benefit                                         241             245             392             325              --
                                                   ------------     -----------    ------------    ------------    ------------
Loss before cumulative effect of
 accounting change                                    (26,318)        (20,565)        (16,139)        (10,238)         (8,184)

Cumulative effect of accounting change (1)                  --              --              --           (361)              --
                                                   ------------     -----------    ------------    ------------    ------------
NET LOSS                                              (26,318)        (20,565)        (16,139)        (10,599)         (8,184)

DEEMED DIVIDEND                                             --           (203)           (297)              --              --
                                                   ------------     -----------    ------------    ------------    ------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                $     (26,318)   $    (20,768)  $     (16,436)  $     (10,599)  $      (8,184)
                                                   ============     ===========    ============    ============    ============
Basic and diluted net loss attributable to
common stockholders before cumulative effect
of accounting change                            $       (0.55)   $      (0.73)  $       (1.16)  $       (1.01)  $       (1.10)

Cumulative effect of accounting change (1)                  --              --              --          (0.04)              --
                                                   ------------     -----------    ------------    ------------    ------------
Basic and diluted net loss attributable to
common stockholders per common share            $       (0.55)   $      (0.73)  $       (1.16)  $       (1.05)  $       (1.10)
                                                   ============     ===========    ============    ============    ============
Weighted average common shares
  outstanding                                           47,688          28,362          14,195          10,131           7,441
                                                   ============     ===========    ============    ============    ============

Pro forma amounts assuming accounting
  change applied retroactively:

Net loss attributable to common stockholders                                                    $     (10,238)  $      (8,545)
                                                                                                   ============    ============
Basic and diluted net loss attributable to
common stockholders per common share                                                            $       (1.01)  $       (1.15)
                                                                                                   ============    ============

BALANCE SHEET DATA (AT PERIOD END):

Cash, cash equivalents and investments          $       20,412   $      18,383  $        9,105  $       11,456  $        5,375

Property and equipment, net                              2,935           3,399           2,416           1,925           1,573

Working capital                                         15,879          14,742           5,783           9,360           4,528

Total assets                                            24,379          22,721          12,358          14,244           8,885

Long term debt, net of current portion                      30              76              --              --              --

Stockholders' equity                                    19,387          18,657           8,687          11,916           6,905
-------------------------------------------------------------------------------------------------------------------------------

(1)     In fiscal 2001, we recorded a non-cash charge for the cumulative effect related to the adoption of SEC Staff Accounting Bulletin No. 101. See Note 2 to the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this annual report on Form 10-K.

Critical Accounting Policies.

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this annual report on Form 10-K. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

Certain Recent Significant Events

        In August 2004, we entered into a collaboration agreement with King Pharmaceuticals, Inc., a specialty pharmaceutical company, to jointly develop and commercialize PT-141, our lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction.

        In July 2004, we announced the receipt of full approval from the FDA to market NeutroSpec, our proprietary radiolabeled monoclonal antibody product, for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt.

        In January 2004, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of approximately $22.7 million. Investors, consisting of domestic financial institutions and other accredited investors, purchased 6,992,500 shares of common stock and 1,048,875 warrants, which equates to 15% warrant coverage on the number of shares they purchased, at an offering price of $3.25 per share. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of $4.06 per share.

Results of Operations

Year Ended June 30, 2004 Compared to the Year Ended June 30, 2003

        Grants and contracts – For the year ended June 30, 2004, we recognized $2.0 million in contract revenue related to the shared development costs of NeutroSpec pursuant to our collaboration agreement with Mallinckrodt, as compared to $504,000 in contract revenue for the year ended June 30, 2003. The increase in contract revenue was attributable to additional shared development costs of NeutroSpec pursuant to the amended collaboration agreement. For the year ended June 30, 2004, we recorded $149,738 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services compared to $137,417 for the year ended June 30, 2003.

        License Fees and Royalties – During the year ended June 30, 2001, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share in fiscal 2001, which reflected the deferral of an up-front license fee received from Mallinckrodt, Inc. related to licensing of NeutroSpec recognized in the year ended June 30, 2000. Previously, we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the year ended June 30, 2004, we recorded $165,420 of license revenue compared to $628,598 of license revenue recorded for the year ended June 30, 2003. Of the license revenue recorded for the year ended June 30, 2004, $11,569 was included in the cumulative effect adjustment as of July 1, 2000 and $153,851 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. Of the license revenue recorded for the year ended June 30, 2003, $43,987 was included in the cumulative effect adjustment as of July 1, 2000 and $584,611 was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and development – Research and development (R&D) expenses increased to $23.3 million for the year ended June 30, 2004 compared to $17.4 million for the year ended June 30, 2003. The increase in R&D was primarily related to our increased development efforts and expanding clinical trials of PT-141 and NeutroSpec. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141 — to date we have incurred approximately $33.8 million in allocated R&D expenses. For the year ended June 30, 2004, approximately $11.7 million of R&D expense was related to PT-141 compared to approximately $9.0 million for the year ended June 30, 2003. We anticipate incurring approximately $10.0 million of expenses over the next 12 months as we progress with our clinical trials and product development programs.

•	NeutroSpec — to date we have incurred approximately $48.8 million in allocated R&D expenses. For the year ended June 30, 2004, approximately $8.2 million of R&D expense was related to NeutroSpec compared to approximately $5.4 million for the year ended June 30, 2003. We anticipate incurring approximately $1.0 million of additional development expenses over the next 12 months to evaluate its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

•	MIDAS — to date we have incurred approximately $13.1 million in allocated R&D expenses. For the year ended June 30, 2004, approximately $3.4 million of R&D expense was related to MIDAS compared to approximately $3.0 million for the year ended June 30, 2003. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We anticipate incurring approximately $1.0 million of expenses over the next 12 months.

        General and administrative – General and administrative (G&A) expenses increased to $5.7 million for the year ended June 30, 2004 compared to $4.9 million for the year ended June 30, 2003. The increase in G&A expenses is primarily attributable to the increases in marketing and business development expenses, salaries and other stock based compensation and related personnel expenses.

        Investment income – Interest income increased to $350,999 for the year ended June 30, 2004 compared to $247,552 for the year ended June 30, 2003. The increase in interest income is attributable to higher amounts of cash, cash equivalents and investments available for investment purposes. Realized losses on the sale of investments were $129,355 for the year ended June 30, 2004 compared to no realized gains or losses for the year ended June 30, 2003.

        Income tax benefit — During 2004 and 2003, the Company sold New Jersey State net operating loss carryforwards and research and development credits, which resulted in the recognition of $240,836 and $245,093 of income tax benefits, respectively. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

        Deemed dividend — Based on the sales price of the common stock in private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with their existing terms. As a result, a deemed dividend of $203,138 has been reflected in the Company’s consolidated statement of operations for the year ended June 30, 2003. There was no deemed divided reflected in the Company’s consolidated statement of operations for the year ended June 30, 2004 since there was no downward adjustment of the exercise prices of certain outstanding warrants.

Year Ended June 30, 2003 Compared to the Year Ended June 30, 2002

        Grants and contracts – For the year ended June 30, 2003, we recognized $504,000 in contract revenue related to the shared development costs of NeutroSpec pursuant to our collaboration agreement with Mallinckrodt, as compared to no recognition of contract revenue for the year ended June 30, 2002. The increase in contract revenue was attributable to additional shared development costs of NeutroSpec pursuant to the amended collaboration agreement. For the year ended June 30, 2003, we recorded $137,417 in grant revenue pursuant to the Small Business Technology Transfer programs of the Department of Health and Human Services compared to $80,929 for the year ended June 30, 2002.

        License Fees and Royalties – During the year ended June 30, 2001, we adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (SAB 101), which requires up-front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share in fiscal 2001, which reflected the deferral of an up-front license fee received from Mallinckrodt related to licensing of NeutroSpec recognized in the year ended June 30, 2000. Previously, we had recognized up-front license fees when they were received and we had no obligations to return the fees under any circumstances. Under SAB 101, these payments are recorded as deferred revenue to be recognized over the remaining term of the related agreements. For the year ended June 30, 2003, we recorded $628,598 of license revenue compared to $200,426 of license revenue recorded for the year ended June 30, 2002. Of the license revenue recorded for the year ended June 30, 2003, $43,987 was included in the cumulative effect adjustment as of July 1, 2000 and $584,611 was recorded as a result of the initial $800,000 payment received from Mallinckrodt pursuant to our amended collaboration agreement in May 2002. Of the license revenue recorded for the year ended June 30, 2002, $138,888 was included in the cumulative effect adjustment as of July 1, 2000 and $61,538 was recorded as a result of the initial $800,000 payment received from Mallinckrodt.

        Research and development – Research and development (R&D) expenses increased to $17.4 million for the year ended June 30, 2003 compared to $12.1 million for the year ended June 30, 2002. The increase in R&D was primarily related to our increased development efforts and expanding clinical trials of PT-141 and NeutroSpec.

        General and administrative – General and administrative (G&A) expenses decreased to $4.9 million for the year ended June 30, 2003 compared to $5.0 million for the year ended June 30, 2002. The decrease in G&A expenses is primarily attributable to the reduction in legal expenses since the settlement with Molecular Biosystems in August 2002, which was accrued as of June 30, 2002.

        Interest income – Interest income decreased to $247,552 for the year ended June 30, 2003 compared to $312,015 for the year ended June 30, 2002. The decrease in interest income is attributable to lower average amounts of cash, cash equivalents and investments available for investment purposes throughout the year and the decrease in interest rates these investments earn.

        Income tax benefit — During 2003 and 2002, the Company sold New Jersey State net operating loss carryforwards and research and development credits, which resulted in the recognition of $245,093 and $392,410 of income tax benefits, respectively. Assuming the State of New Jersey continues to fund this program, which is uncertain, the actual amount of net operating losses and tax credits we may sell will also depend upon the allocation among qualifying companies of an annual pool established by the State of New Jersey.

        Deemed dividend — Based on the sales price of the common stock in private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with their existing terms. As a result, a deemed dividend of $203,138 and $297,603 has been reflected in the Company’s consolidated statement of operations for the years ended June 30, 2003 and 2002, respectively. The decrease in deemed dividend between years is primarily the result of the difference in the sales price of the common stock in the private placements and the changes to the total securities outstanding during 2003 compared to 2002.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of June 30, 2004, we had a deficit accumulated during the development stage of $117.1 million. We have financed our net operating losses through June 30, 2004 by a series of debt and equity financings. As of June 30, 2004, we had cash and cash equivalents of $17.9 million and investments of $2.5 million. On January 28, 2004, we completed a private placement of our common stock and warrants, which yielded gross proceeds of approximately $22.7 million. Pursuant to the private placement, investors purchased approximately 7 million shares of common stock at $3.25 per share and received five year warrants to purchase approximately 1 million shares of common stock at an exercise price of $4.06 per share. The net proceeds of approximately $21.0 million are being used for the continued development of PT-141, NeutroSpec, drug discovery efforts and general corporate purposes. On August 17, 2004, we received $20.0 million upon the closing of the collaborative agreement with King Pharmaceuticals, Inc.

        Our product candidates are at various stages of research and development and may never be successfully developed or commercialized. We received regulatory approval to market and sell NeutroSpec for diagnosis of appendicitis, and we need regulatory approval to market and sell PT-141, MIDAS products and NeutroSpec for other indications. PT-141, MIDAS products and NeutroSpec for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing, sales and competition.

        During the year ended June 30, 2004, our operating activities used net cash of $23.7 million and during the year ended June 30, 2003 our operating activities used net cash of $19.9 million. The increase resulted primarily from increased R&D spending on both PT-141 and NeutroSpec.

        During the year ended June 30, 2004, cash provided by investing activities was $1.2 million, consisting of $198,000 used for the purchase of capital expenditures and $1.4 million provided by the sale of investment securities. During the year ended June 30, 2003, we used cash in investing activities of $4.1 million, consisting of $1.1 million of capital expenditures and $3.0 million for investment securities.

        During the year ended June 30, 2004, net cash provided by financing activities was $26.2 million, consisting of $26.4 million in proceeds from the issuance of common stock and warrants in private placements and the exercise of options and warrants, partially offset by $200,753 for payments on capital lease obligations. During the year ended June 30, 2003, net cash provided by financing activities was $30.3 million, consisting of $30.5 million in proceeds from the issuance of common stock and warrants in private placements, partially offset by $153,473 of payments on capital lease obligations.

        In January 2004, we concluded a private placement of our common stock and warrants, which yielded gross proceeds of $22.7 million. Investors, consisting of domestic financial institutions and other accredited investors, purchased 7.0 million shares of common stock and 1.0 million warrants, which equates to 15% warrant coverage on the number of shares they purchased, at an offering price of $3.25 per share. Each warrant entitles the purchaser to purchase one share of common stock at an exercise price of $4.06 per share. The net proceeds were $21.0, which continue to be used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In November 2002 and March 2003, we received aggregate gross proceeds of $30.6 million in private placements of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased 22.8 million shares of common stock: 9,373,940 shares at $1.23 per share and 13,433,096 at $1.42 per share. For every five shares purchased in the November 2002 offering and for every four shares purchased in the March 2003 offering, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.54 for the November 2002 offering and $1.77 for the March 2003 offering. The net proceeds of $28.8 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        In July 2002, we received additional gross proceeds of $1.8 million pursuant to the second tranche of the Spring 2002 private placement of common stock and warrants. Investors, consisting of domestic and European financial institutions and other accredited investors, purchased approximately 1.5 million shares of common stock shares at $1.17 per share. For every five shares purchased, the investors also received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 per share. The net proceeds of $1.7 million were used primarily for general corporate purposes, especially for the development and clinical trials of new products based on our proprietary technologies.

        On May 13, 2002, we entered into an agreement with Mallinckrodt to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $500,000 and an additional $13.0 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared NeutroSpec development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10.0 million on FDA approval of the first NeutroSpec indication and on attainment of certain sales goals following product launch. We agreed to arrange for the manufacture of NeutroSpec and we would receive a transfer price on each product unit and a royalty on NeutroSpec net sales.

        Under the terms of the amended agreement, Mallinckrodt committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the $10.0 million in milestone payments has been revised to coincide with NeutroSpec’s FDA approval and achievement of future sales goals. All of the $3.2 million and $2.0 million, upon FDA approval, of the milestone payments has been paid to date.

        On July 17, 2002, we moved into our new leased facility of approximately 28,000 square feet in Cranbury, New Jersey that combines both the research and development facility formerly located in Edison, New Jersey and the corporate offices formerly located in Princeton, New Jersey. Minimum annual lease payments escalate currently from approximately $925,000 per year to $1.6 million per year in 2007. The lease will expire in July 2012.

        We have three license agreements that require minimum yearly payments. Future minimum payments under the license agreements are: 2005 — $500,000, 2006 — $200,000, 2007 — $200,000, 2008 — $200,000 and 2009 — $200,000.

        We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources, including the funds received from King in August 2004, will be adequate to fund the Company’s projected operations through the fiscal year ending June 30, 2005, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain clinical trials and research activities until such time as appropriate financing was available.

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

Commitments

        As outlined in Note 5 of the Notes to our Consolidated Financial Statements, we have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2004:

                                                           PAYMENTS DUE BY PERIOD

                                                LESS THAN 1                                      AFTER 5
                                        TOTAL        YEAR      1 - 3 YEARS     4 - 5 YEARS        YEARS

Facility operating leases         $10,719,000    $1,515,000     $2,651,000      $2,585,000     $3,968,000

Capital lease obligations              64,000        34,000         24,000           6,000              -

License agreements                  1,300,000       500,000        400,000         400,000              -
                                  ------------------------------------------------------------------------
Total contractual obligations     $12,083,000    $2,049,000     $3,075,000      $2,991,000     $3,968,000
                                  ========================================================================

Factors Affecting our Business Condition

        In addition to the other information included in this annual report on Form 10-K, the following factors should be considered in evaluating our business and future prospects:

We expect to continue to incur substantial losses over the next few years and we may never become profitable.

        We have never been profitable and we may never become profitable. As of June 30, 2004, we had a deficit accumulated during development stage of $117.1 million and a loss for the year then ended of $26.3 million. We anticipate substantial losses over the next few years associated with the manufacturing and marketing of NeutroSpec for diagnosis of appendicitis, and continued research and development of PT-141, MIDAS and NeutroSpec for other indications. We cannot be certain whether additional funds will be available when needed, or on acceptable terms. If we are unable to obtain additional financing as needed, we may reduce the scope of our operations, which would have a material adverse effect on our business.

We currently have no revenues from product sales and will need to raise additional capital to operate our business.

        To date, we have generated no revenues from the sale of any approved products. Unless and until we receive approval from the U.S. Federal Drug Administration and other regulatory authorities for our other product candidates, we cannot sell our other products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from net proceeds from the sale of NeutroSpec products and from cash, cash equivalents and investments on hand. We will need to seek additional sources of financing, which may not be available on favorable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA and other regulatory authorities. In addition, we could be forced to discontinue product development, reduce or forego sales and marketing efforts and forego attractive business opportunities, which would have a material adverse effect on our business.

We have a limited operating history upon which to base an investment decision.

        We are an emerging company and have not yet demonstrated our ability to perform the functions necessary for the continued success of the commercialization of NeutroSpec or the successful commercialization of any of our other product candidates. The successful commercialization of our other product candidates will require us to perform a variety of functions, including:

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

Development and commercialization of our proposed product and technologies involves a lengthy, complex and costly process and we may never develop or commercialize any other products other than NeutroSpec.

        Our other product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. We are still conducting clinical trials on the use of NeutroSpec for other indications. PT-141 and MIDAS products will require significant further research, development and testing. You should evaluate us in light of the uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the research, development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing and competition.

The regulatory approval process is lengthy, expensive and uncertain, and may prevent us from obtaining the approval we require.

         Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States:

•	completion of pre-clinical laboratory tests, pre-clinical trial and formulation studies;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug for each proposed indication;
•	the submission of a new drug application, or NDA, to the FDA; and
•	FDA review and approval of the NDA before any commercial marketing or sale.

         The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA generally has 180 days to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Upon approval, a drug candidate may be marketed only in those dosage forms and for those indications approved in the NDA. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

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

         The FDA has required specific post-marketing studies for NeutroSpec, including additional clinical studies with pediatric patients and patients with specified conditions, and additional testing and development of assays. These post-marketing studies must be completed by various deadlines over the next two years.

         If regulatory approval of any of our products is granted, it will be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA=s current Good Manufacturing Practices ("cGMP") regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as Warning Letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible civil penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of these products, our ability to control third party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with cGMP or other FDA requirements may result in legal or regulatory action by the FDA.

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

We could lose our rights to NeutroSpec and PT-141, which would adversely affect our potential revenues.

        Our rights to a key antibody used in NeutroSpec are dependent upon an exclusive license agreement with The Wistar Institute of Biology and Anatomy. Our rights to technology related to PT-141 are dependent upon an exclusive field-of-use license agreement with Competitive Technologies, Inc. These agreements contain specific performance criteria and require us to pay royalties and make milestone payments. Failure to meet these requirements, or any other event of default under the license agreements, could lead to termination of the license agreements. If a license agreement is terminated we may be unable to make or market the covered product, in which case we may lose the value of our substantial investment in developing the product, as well as any future revenues from selling the product.

We rely on third parties to conduct clinical trials for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

        We rely on outside scientific collaborators such as researchers at clinical research organizations and universities in certain areas that are particularly relevant to our research and product development plans, such as the conduct of clinical trials. The competition for these relationships is intense, and we may not be able to maintain our relationships with them on acceptable terms. These outside collaborators generally may terminate their engagements with us at any time. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to conduct research on our product candidates and develop them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols or fail to meet expected deadlines, this may adversely affect our ability to develop our product candidates and obtain regulatory approval.

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

Production and supply of NeutroSpec and PT-141 depend on contract manufacturers over whom we have no control.

        We do not have the facilities to manufacture NeutroSpec or PT-141. We depend on DSM N.V. of the Netherlands for the manufacture of the antibody used in NeutroSpec, on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of NeutroSpec kits, and on UCB Bioproducts, SA in Belgium for the manufacture of PT-141. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Failure to conduct their activities in compliance with FDA regulations could negatively impact our ability to receive continued FDA approval of NeutroSpec or receive FDA approval of our other potential products. The failure of these manufacturers to supply these key components of NeutroSpec, or their inability to comply with FDA manufacturing regulations, could force us to seek other manufacturers and could interfere with our ability to deliver product. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

We have limited or no experience in marketing, distributing and selling diagnostic imaging products and will rely on our marketing partner to provide these capabilities.

        We depend on our arrangement with Mallinckrodt to market, sell and distribute NeutroSpec. Tyco Healthcare is our worldwide (excluding Europe) marketing, distribution and sale partner for NeutroSpec. If Tyco Healthcare fails to market NeutroSpec or devote enough resources to NeutroSpec, our potential revenues from the sale of NeutroSpec will be adversely affected. If the arrangement with Tyco Healthcare fails, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities. In addition, if the FDA approves PT-141 for marketing and sale, we will depend on our arrangements with potential partners for the potential marketing, distribution and sale of PT-141. If these potential partners fail to market PT-141 or devote enough resources to PT-141, our potential revenues from the sale of PT-141 will be adversely affected. If the arrangements with these potential partners fail, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

If NeutroSpec does not achieve market acceptance, our business will suffer.

        Approval of NeutroSpec for marketing and sale does not assure the product’s commercial success. NeutroSpec will compete with other diagnostic imaging modalities and drugs manufactured and marketed by major pharmaceutical and other biotechnology companies. Imaging agents such as NeutroSpec generally take longer to achieve market acceptance following marketing approval than other drugs. The degree of market acceptance of NeutroSpec will depend on a number of factors, including:

•	perceptions by members of the health care community, including physicians, about the safety and effectiveness of NeutroSpec;
•	cost-effectiveness of NeutroSpec relative to competing products and technologies;
•	availability of reimbursement for our products from government or other healthcare payors;
•	the establishment and demonstration of the clinical efficacy and safety; and
•	potential advantage over alternative treatment methods.

If NeutroSpec does not achieve adequate market acceptance, our business, financial condition and results of operations will be adversely affected.

Competing products and technologies may make NeutroSpec and our other potential products noncompetitive.

        We are aware of one company marketing an antibody-based product which may compete with NeutroSpec as to certain indications. The competing product is marketed in some European countries. We are also aware of at least one other company developing a peptide-based product which may also compete with NeutroSpec as to certain indications. In addition, other technologies may also be used to diagnose appendicitis, including computerized tomography or CT scan, and ultrasound technologies.

        We are aware that there are three oral FDA-approved drugs for the treatment of erectile dysfunction. These products are also approved in Europe, Japan and most of the world’s pharmaceutical markets. In addition, we are aware of at least two other products treating erectile dysfunction that have been submitted for approval in the United States, Europe and most of the world’s pharmaceutical markets. In order to achieve approval and market acceptance, PT-141 may potentially be required to demonstrate efficacy and safety equivalent or superior to these other products.

        The biopharmaceutical and diagnostic industries are highly competitive. We are likely to encounter significant competition with respect to NeutroSpec, PT-141 and our other potential products. Many of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we may. These competitive products or technologies may be more effective and useful and less costly than NeutroSpec, PT-141 or our other potential products. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Our ability to achieve significant revenues from the sale of our future products will depend, in part, on the ability of healthcare providers to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other health care payers.

        The continuing efforts of government and insurance companies, health maintenance organizations and other payers of health care costs to contain or reduce costs of health care may adversely affect our future revenues and ability to achieve profitability. Our ability to successfully commercialize our future products will depend, in significant part, on the extent to which health care providers can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Also, the trend towards managed health care in the U.S. and the concurrent growth of organizations such as HMOs, could control or significantly influence the purchase of health care services and products. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our future products. The cost containment measures that health care payers and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

        Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	if and when patents will be issued;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications;
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

If we are unable to keep our trade secrets confidential, our technologies and other proprietary information may be used by others to compete against us.

        In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws, nondisclosure and confidentiality agreements, and licensing arrangements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information. In addition, our competitors may independently develop substantially equivalent technologies and processes or otherwise gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.

Our collaboration agreements may fail or be terminated unexpectedly, which could result in significant delays and substantial increases in the cost of our research, development and the commercialization of our potential products.

        We are party to various arrangements with academic, governmental and corporate partners. The successful development and commercialization of the potential products covered by these arrangements will depend upon the ability of these third parties to fully perform their contractual responsibilities. If any of these parties breaches or unexpectedly terminates their agreement with us, or otherwise fails to conduct their activities in a timely manner, the development or commercialization of our potential products may be delayed. For example, we have an agreement with Mallinckrodt under which they have agreed to sell NeutroSpec. If Mallinckrodt were to become unwilling or unable to provide these services, we would have to quickly make alternative arrangements with third parties, which could significantly delay and increase the expenses associated with the commercialization of NeutroSpec.

        We intend to continue to enter into additional collaborations to develop and commercialize our potential products in the future. We may not be able to negotiate these arrangements on favorable terms, if at all, and these relationships may not be successful. In addition, our collaborative partners may pursue alternative technologies or develop alternative compounds designed to treat the same diseases that are the target of their collaborative programs with us.

We are subject to extensive regulation in connection with the laboratory practices and the hazardous materials we use.

        We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as noted above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals, any one or more of which could have a material adverse effect upon us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Contamination or injury from hazardous materials used in the development of NeutroSpec, PT-141 and MIDAS could result in a liability exceeding our financial resources.

        Our research and development of NeutroSpec, PT-141 and MIDAS involves the use of hazardous materials and chemicals, including radioactive compounds. We cannot completely eliminate the risk of contamination or injury from these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of our insurance.

We may incur substantial liabilities and may be required to limit commercialization of our products in response to product liability lawsuits.

        The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products, or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry product/medical professional liability insurance, which includes liability insurance for our clinical trials. We, or any corporate collaborators, may not be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Trading in our stock over the last 12 months has been limited, so investors may not be able to sell as much stock as they want at prevailing prices.

        The average daily trading volume in our common stock for the 12 month period ended September 8, 2004 was approximately 440,000 shares. If limited trading in our stock continues, it may be difficult for investors to sell their shares in the public market at any given time at prevailing prices.

Our management and principal stockholders together control approximately 30% of our voting securities, a concentration of ownership which could delay or prevent a change in control.

        As of June 30, 2004, our executive officers and directors beneficially own approximately 5% of our voting securities and our 5% or greater stockholders beneficially own approximately 25% of our voting securities. These stockholders, acting together, will be able to influence and possibly control most matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We will face increased costs as a result of changes to the regulations governing public companies, including the Sarbanes-Oxley Act of 2002.

        Enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules proposed by the Securities and Exchange Commission and by the American Stock Exchange, could result in increased costs to us to evaluate the implications of any new rules and respond to their requirements. The new rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of June 30, 2004, our cash and cash equivalents were $17.9 million and investments, which consisted of corporate debt securities and mutual funds, were $2.5 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as part of this Report:

Table of Contents (Financial)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (a development stage enterprise) as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended June 30, 2004 and for the period from January 28, 1986 (inception) to June 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders’ equity (deficit), and cash flows for the period January 28, 1986 (inception) to June 30, 2004 include amounts for the period from January 28, 1986 (inception) to June 30, 2001 and for each of the years in the three-year period ending June 30, 2001, which were audited by other auditors who have ceased operations and whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period January 28, 1986 (inception) through June 30, 2001 is based solely on the report of other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary (a development stage enterprise) as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004 and for the period January 28, 1986 (inception) to June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
August 13, 2004

Table of Contents (Financial)

The following report is a copy of a previously issued Arthur Andersen LLP (“Andersen”) report and the report has not been reissued by Andersen. The Andersen report refers to financial statements as of June 30, 2001 and 2000 and for the years ended June 30, 2001, 2000 and 1999, which are no longer included in the accompanying financial statements.

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

/s/ ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
September 10, 2001

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets

                                                                      June 30, 2004         June 30, 2003
                                                                    ----------------      ---------------
                              ASSETS
Current assets:

  Cash and cash equivalents                                          $   17,947,076        $  14,294,603

  Available for sale investments                                          2,465,350            4,088,384

  Prepaid expenses and other                                                428,917              347,510
                                                                    ----------------      ---------------
      Total current assets                                               20,841,343           18,730,497

Property and equipment, net                                               2,934,739            3,399,181

Restricted cash                                                             428,075              428,075

Other                                                                       174,930              163,381
                                                                    ----------------      ---------------
      Total assets                                                   $   24,379,087        $  22,721,134
                                                                    ================      ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of capital lease obligations                       $       33,491        $     188,015

  Accounts payable                                                        2,019,970            1,344,789

  Accrued expenses                                                        2,067,183            1,619,382

  Accrued compensation                                                      599,600              428,500

  Deferred revenue                                                          242,000              407,420
                                                                    ----------------      ---------------
      Total current liabilities                                           4,962,244            3,988,106
                                                                    ----------------      ---------------

Capital lease obligations                                                    30,203               76,432
                                                                    ----------------      ---------------
Commitments and contingencies (Note 5)

Stockholders' equity:

  Preferred stock of $.01 par value - authorized 10,000,000 shares;

    Series A Convertible; issued and outstanding 11,697 and 14,867
      shares as of June 30, 2004 and 2003, respectively;                        117                  149

  Common stock of $.01 par value - authorized 75,000,000 shares;

    Issued and outstanding 52,790,589 and 42,994,050 shares as of
      June 30, 2004 and 2003, respectively;                                  527,906              429,941

  Additional paid-in capital                                            136,148,482          109,085,115

  Deferred compensation                                                     (78,407)             (37,977)

  Accumulated other comprehensive income (loss)                             (84,772)             (11,805)

  Deficit accumulated during development stage                         (117,126,686)         (90,808,827)
                                                                    ----------------      ---------------
      Total stockholders' equity                                         19,386,640           18,656,596
                                                                    ----------------      ---------------
      Total liabilities and stockholders' equity                     $   24,379,087        $  22,721,134
                                                                    ================      ===============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations

                                                   Inception
                                                  (January 28,
                                                      1986)                       Year Ended June 30,
                                                    through
                                                 June 30, 2004           2004              2003              2002
                                                 --------------     -------------     -------------     -------------
REVENUES:
     Grants and contracts                        $  12,415,249      $  2,149,738      $    641,417      $     80,929
     License fees and royalties                      2,895,407           165,420           628,598           200,426
     Other                                             318,917                 -                 -                 -
                                                 --------------     -------------     -------------     -------------
          Total revenues                            15,629,573         2,315,158         1,270,015           281,355
                                                 --------------     -------------     -------------     -------------

OPERATING EXPENSES:
     Research and development                       95,745,833        23,333,329        17,439,191        12,117,026
     General and administrative                     37,987,420         5,739,519         4,866,642         5,004,143
     Net intangibles write down                        259,334                 -                 -                 -
                                                 --------------     -------------     -------------     -------------
          Total operating expenses                 133,992,587        29,072,848        22,305,833        17,121,169
                                                 --------------     -------------     -------------     -------------
OTHER INCOME (EXPENSE):
     Investment income, net of realized losses       2,922,776           221,644           247,552           312,015
     Interest expense                               (2,003,828)          (22,649)          (22,038)           (3,188)
     Merger costs                                    (525,000)                 -                 -                 -
                                                 --------------     -------------     -------------     -------------
          Total other income, net                      393,948           198,995           225,514           308,827
                                                 --------------     -------------     -------------     -------------
Loss before income taxes and cumulative
   effect of accounting change                    (117,969,066)      (26,558,695)      (20,810,304)      (16,530,987)
Income tax benefit                                   1,203,491           240,836           245,093           392,410
                                                 --------------     -------------     -------------     -------------
Loss before cumulative effect of
   accounting change                              (116,765,575)      (26,317,859)      (20,565,211)      (16,138,577)
Cumulative effect of accounting change (Note 2)       (361,111)                -                 -                 -
                                                 --------------     -------------     -------------     -------------

NET LOSS                                          (117,126,686)      (26,317,859)      (20,565,211)      (16,138,577)

DEEMED DIVIDEND                                     (3,511,765)                -         (203,138)         (297,603)
                                                 --------------     -------------     -------------     -------------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
                                                 $(120,638,451)     $(26,317,859)     $(20,768,349)     $(16,436,180)
                                                 ==============     =============     =============     =============

Basic and diluted net loss attributable to common stockholders
per common share                                                    $      (0.55)     $      (0.73)     $      (1.16)
                                                                    =============     =============     =============
Weighted average number of common shares outstanding used in computing basic and diluted net loss attributable to common
stockholders per common share                                         47,687,679        28,362,121        14,195,466
                                                                    =============     =============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)

                                                                               Preferred Stock
                                                      ------------------------------------------------------
                                                                                    Subscrip-
                                                         Shares         Amount       tions        Receivable
                                                       -----------     --------     --------      ----------
Balance at inception                                            -      $     -      $     -       $     -
   Preferred stock subscriptions                                -            -        4,000        (4,000)
   Net loss from inception                                      -            -            -             -
                                                       -----------     --------     --------      --------

Balance, August 31, 1995                                        -            -        4,000        (4,000)
   Preferred stock subscriptions                                -            -       (4,000)        4,000
   Issuance of preferred shares                         4,000,000        4,000            -             -
   Issuance of common shares in
      $10,395,400 private placement                             -            -            -             -
   Shares earned but not issued                                 -            -            -             -
   Net loss                                                     -            -            -             -
                                                       -----------     --------     --------      --------

Balance, June 25, 1996                                  4,000,000        4,000            -             -
   Conversion to Palatin Technologies, Inc.            (4,000,000)      (4,000)           -             -
Adjusted balance, June 25, 1996                                 -            -            -             -
   Shares outstanding of Palatin Technologies, Inc.             -            -            -             -
   Purchase of treasury stock                                   -            -            -             -
   Net loss                                                     -            -            -             -
                                                       -----------     --------     --------      --------

Balance, June 30, 1996                                          -            -            -             -
   Issuance of preferred shares, net of expenses          137,780        1,378            -             -
   Net loss                                                     -            -            -             -
Balance, June 30, 1997                                    137,780        1,378            -             -
   Issuance of preferred shares, net of expenses           18,875          189            -             -
   Conversion of preferred shares into common shares      (49,451)        (495)           -             -
   Net loss                                                     -            -            -             -
                                                       -----------     --------     --------      --------

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                               Preferred Stock
                                                      ------------------------------------------------------
                                                                                    Subscrip-
                                                         Shares         Amount       tions        Receivable
                                                       -----------     --------     --------      ----------
Balance, June 30, 1998                                    107,204      $ 1,072      $     -       $     -
   Conversion of preferred shares into common shares      (51,145)        (511)           -             -

   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 1999                                     56,059           561           -             -
   Issuance of preferred shares, net of expenses          700,000         7,000           -             -

   Conversion of preferred shares into common shares      (22,498)         (225)          -             -
   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 2000                                    733,561         7,336           -             -
   Conversion of preferred shares into common shares       (4,244)          (43)          -             -
   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 2001                                    729,317         7,293           -             -
   Conversion of preferred shares into common shares       (3,125)          (31)          -             -
   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 2002                                    726,192         7,262           -             -
   Conversion of preferred shares into common shares     (711,325)       (7,113)          -             -
   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 2003                                     14,867           149           -             -
   Conversion of preferred shares into common shares       (3,170)          (32)          -             -
   Net loss                                                     -             -           -             -
                                                       -----------     --------     --------      --------
Balance, June 30, 2004                                     11,697      $    117     $     -       $     -
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
(continued)

                                                                     PALATIN TECHNOLOGIES, INC.
                                                                  (A Development Stage Enterprise)
                                                      Consolidated Statements of Stockholders' Equity (Deficit)
                                                                             (continued)

                                                                                                                       Accumulated     Deficit
                                         Common Stock              Additional                              Deferred      Other Com-     Accumulated
                                 -----------------------------      Paid-In      Earned But    Treasury   Compensa-     prehensive   During Develop-
                                      Shares         Amount         Capital      Not Issued     Stock        tion      Income (Loss)   ment Stage         Total
                                 -------------- -------------- --------------- ------------- ----------- ------------- ----------- --------------- ----------------
Balance at inception                         -   $               $                $             $         $              $          $                $           $
                                                            -               -             -           -             -           -               -                -
  Issuance of shares from            6,922,069      1,177,786         100,000       110,833           -             -           -               -        1,388,619
    inception
  Net loss from inception                    -              -               -             -           -             -           -      (4,235,059)      (4,235,059)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, August 31, 1995             6,922,069      1,177,786         100,000       110,833           -             -           -      (4,235,059)      (2,846,440)
  Issuance of preferred shares               -              -               -             -           -             -           -               -            4,000
  Issuance of common shares in
    $10,395,400 private placement   41,581,600      9,139,303               -             -           -             -           -               -        9,139,303
  Shares earned but not issued               -              -               -       266,743           -             -           -               -          266,743
  Issuance of common shares          1,054,548        458,977        (100,000)     (324,546)          -             -           -               -           34,431
  Net loss                                   -              -               -             -           -             -           -      (3,897,879)      (3,897,879)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 25, 1996              49,558,217     10,776,066               -        53,030           -             -           -      (8,132,938)       2,700,158
  Conversion to Palatin
    Technologies, Inc.             (46,807,465)   (10,748,558)     10,752,558             -           -             -           -               -                -
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Adjusted balance, June 25, 1996      2,750,752         27,508      10,752,558        53,030           -             -           -      (8,132,938)       2,700,158
  Shares outstanding of Palatin
    Technologies, Inc.                 108,188          1,082          (1,082)            -           -             -           -               -                -
  Issuance of common shares             25,754            257         139,459             -           -             -           -               -          139,716
  Purchase of treasury stock                 -              -               -             -      (1,667)            -           -               -          (1,667)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 1996               2,884,694         28,847      10,890,935        53,030      (1,667)            -           -      (8,132,938)       2,838,207
  Issuance of preferred shares,
    net of expenses                          -              -      11,635,653             -           -             -           -               -       11,637,031
  Shares earned but not issued               -              -               -       250,141           -             -           -               -          250,141
  Issuance of common shares            135,987          1,360         316,761      (303,171)          -             -           -               -           14,950
  Retirement of treasury shares           (308)            (3)         (1,664)            -       1,667             -           -               -                -
  Issuance of stock options below
    fair market value                        -              -       1,472,716             -           -    (1,472,716)          -               -                -

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                       Accumulated     Deficit
                                         Common Stock              Additional                              Deferred      Other Com-     Accumulated
                                 -----------------------------      Paid-In      Earned But    Treasury   Compensa-     prehensive   During Develop-
                                      Shares         Amount         Capital      Not Issued     Stock        tion      Income (Loss)   ment Stage         Total
                                 -------------- -------------- --------------- ------------- ----------- ------------- ----------- --------------- ----------------
  Amortization of deferred
    compensation                             -              -               -             -           -       394,383           -               -          394,383
  Net loss                                   -              -               -             -           -             -           -      (5,300,164)      (5,300,164)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 1997               3,020,373         30,204      24,314,401             -           -    (1,078,333)          -     (13,433,102)       9,834,548
  Issuance of preferred shares,
    net of expenses                          -              -       1,573,295             -           -             -           -               -        1,573,295
  Issuance of preferred shares
    expense recapture                        -              -          49,733             -           -             -           -               -           49,733
  Issuance of common shares             66,696            666          94,873             -           -             -           -               -           95,539
  Issuance of common shares upon
    conversion of preferred shares   1,012,554         10,126         (9,820)             -           -             -           -               -                -
  Issuance of stock options below
      fair market value                      -              -       1,161,156             -           -    (1,161,156)          -               -                -
  Amortization of deferred
    compensation                             -              -               -             -           -     1,723,310           -               -        1,723,310
  Net loss                                   -              -               -             -           -             -           -      (9,886,878)      (9,886,878)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 1998               4,099,623         40,995      27,183,638             -           -      (516,179)          -     (23,319,980)       3,389,547
  Issuance of common shares          1,842,101         18,421       7,594,182             -           -             -           -               -        7,612,603
  Issuance of common shares upon
    conversion of preferred shares   1,115,740         11,158         (10,655)            -           -             -           -               -               (9)
  Issuance of common shares upon
    exercise of warrants                 9,874             99          18,676             -           -             -           -               -           18,775
  Issuance of common shares upon
    exercise of options                 70,257            703          13,348             -           -             -           -               -           14,051
  Issuance of stock options below
    fair market value                        -              -         811,054             -           -      (811,054)          -               -                -

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                       Accumulated     Deficit
                                         Common Stock              Additional                              Deferred      Other Com-     Accumulated
                                 -----------------------------      Paid-In      Earned But    Treasury   Compensa-     prehensive   During Develop-
                                      Shares         Amount         Capital      Not Issued     Stock        tion      Income (Loss)   ment Stage         Total
                                 -------------- -------------- --------------- ------------- ----------- ------------- ----------- --------------- ----------------
  Amortization of deferred
    compensation                             -              -               -             -           -     1,308,675           -               -        1,308,675
   Net loss                                  -              -               -             -           -             -           -     (12,002,384)     (12,002,384)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 1999               7,137,595         71,376      35,610,243             -           -       (18,558)          -     (35,322,364)         341,258
  Issuance of preferred shares,
    net of expenses                          -              -      12,999,058             -           -             -           -               -       12,999,058
  Issuance of preferred shares               -              -               -             -           -             -           -               -            7,000
  Issuance of common shares upon
    conversion of preferred            572,374          5,724          (5,462)            -           -             -           -               -               37
shares
  Issuance of common shares upon
    exercise of warrants               111,551          1,115         451,097             -           -             -           -               -          452,212
  Issuance of common shares upon
    exercise of options                 80,852            809          99,667             -           -             -           -               -          100,476
  Acceleration of options
    previously granted                       -              -       1,170,000             -           -             -           -               -        1,170,000
  Amortization of deferred
    compensation                             -              -               -             -           -        18,558           -               -           18,558
  Net loss                                   -              -               -             -           -             -           -      (8,183,438)      (8,183,438)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 2000               7,902,372         79,024      50,324,603             -           -             -           -     (43,505,802)       6,905,161
  Issuance of common shares, net
    of expenses                      2,532,369         25,324      13,954,928             -           -             -           -               -       13,980,252
  Issuance of common shares upon
    conversion of Preferred shares     104,886          1,049          (1,006)            -           -             -           -               -                -
  Issuance of common shares upon
    exercise of warrants               173,015          1,730         486,736             -           -             -           -               -          488,466

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                       Accumulated     Deficit
                                         Common Stock              Additional                              Deferred      Other Com-     Accumulated
                                 -----------------------------      Paid-In      Earned But    Treasury   Compensa-     prehensive   During Develop-
                                      Shares         Amount         Capital      Not Issued     Stock        tion      Income (Loss)   ment Stage         Total
                                 -------------- -------------- --------------- ------------- ----------- ------------- ----------- --------------- ----------------
  Issuance of common shares upon
    exercise of options                487,016          4,870         634,883             -           -             -           -               -          639,753
  Stock based compensation                   -              -         246,109             -           -      (105,534)          -               -          140,575
  Acceleration of options
     previously granted                      -              -         335,315             -           -             -           -               -          335,315
  Amortization of deferred
    compensation                             -              -               -             -           -        25,415           -               -           25,415
  Net loss                                   -              -               -             -           -             -           -     (10,599,237)     (10,599,237)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 2001              11,199,658        111,997      65,981,568             -           -       (80,119)          -     (54,105,039)      11,915,700
  Issuance of common shares, net
    of expenses                      5,997,578         59,976      12,380,727             -           -             -           -               -       12,440,703
  Issuance of common shares upon
    conversion of preferred shares      76,590            766            (735)            -           -             -           -               -                -
  Issuance of common shares upon
    exercise of options                149,250          1,492         339,098             -           -             -           -               -          340,590
  Stock based compensation                   -              -          91,582             -           -       (21,147)          -               -           70,435
  Amortization of deferred
    compensation                             -              -               -             -           -        47,324           -               -           47,324
  Unrealized gain on investments             -              -               -             -           -             -      10,604               -           10,604
  Net loss                                   -              -               -             -           -             -           -     (16,138,577)      (16,138,577)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 2002              17,423,076        174,231      78,792,240             -           -       (53,942)     10,604     (70,243,616)        8,686,779
  Issuance of common shares, net    24,352,099        243,521      30,127,905             -           -             -           -               -        30,371,426
    of expenses
  Issuance of common shares upon     1,121,576         11,216          (4,103)            -           -             -           -               -                -
    conversion of preferred shares
  Issuance of common shares upon
    exercise of options and             97,299            973         127,445             -           -             -           -               -          128,418
    warrants
  Stock based compensation                   -              -          41,628             -           -       (13,153)          -               -           28,475

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
(continued)

                                                                                                                       Accumulated     Deficit
                                         Common Stock              Additional                              Deferred      Other Com-     Accumulated
                                 -----------------------------      Paid-In      Earned But    Treasury   Compensa-     prehensive   During Develop-
                                      Shares         Amount         Capital      Not Issued     Stock        tion      Income (Loss)   ment Stage         Total
                                 -------------- -------------- --------------- ------------- ----------- ------------- ----------- --------------- ----------------
  Amortization of deferred                   -              -               -             -           -        29,118           -               -           29,118
    compensation
  Unrealized loss on investments             -              -               -             -           -             -     (22,409)              -          (22,409)
  Net loss                                   -              -               -             -           -             -           -     (20,565,211)     (20,565,211)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 2003              42,994,050        429,941     109,085,115                                 (37,977)    (11,805)    (90,808,827)      18,656,596
  Issuance of common shares, net     6,992,500         69,925      20,889,594             -           -             -           -               -       20,959,519
    of expenses
  Issuance of common shares upon       120,465          1,205          (1,173)            -           -             -           -               -                -
    conversion of preferred shares
  Issuance of common shares upon
    exercise of options and          2,683,574         26,835       5,385,934             -           -             -           -               -        5,412,769
    warrants
  Stock based compensation                   -              -         789,012             -           -       (86,157)          -               -          702,855
  Amortization of deferred                   -              -               -             -           -        45,727           -               -           45,727
    compensation
  Unrealized loss on investments             -              -               -             -           -             -     (72,967)              -          (72,967)
  Net loss                                   -              -               -             -           -             -           -     (26,317,859)    (26, 317,859)
                                    ----------    ------------   -------------    ----------    --------  ------------   ---------  --------------   --------------
Balance, June 30, 2004              52,790,589    $   527,906    $136,148,482     $       -     $     -   $   (78,407)   $(84,772)  $(117,126,686)   $  19,386,640
                                   ===========    ============   =============    ==========    ========  ============   =========  ==============   ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

                                                                Inception
                                                               (January 28,
                                                                  1986)                         Year Ended June 30,
                                                                 through       ---------------------------------------------
                                                              June 30, 2004         2004            2003            2002
                                                              --------------   -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(117,126,686)   $(26,317,859)   $(20,565,211)   $(16,138,577)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Cumulative effect of accounting change                        361,111               -               -               -
      Depreciation and amortization                               3,781,977         671,989         579,258       1,156,874
      Realized loss on investments                                  129,355         129,355               -               -
      License fee                                                   500,000               -               -               -
      Interest expense and accrued interest on note payable
        and financings                                              876,665               -               -               -
      Intangibles and equipment write down                          278,318               -               -               -
      Common stock and notes payable issued for expenses            751,038               -               -               -
      Settlement with consultant                                   (28,731)               -               -               -
      Acceleration of options previously granted                  1,505,315               -               -               -
      Stock based compensation                                    4,863,366         748,582          57,593         117,759
      Changes in certain operating assets and liabilities:
        Prepaid expenses and other                               (1,346,173)       (102,962)        (91,858)         34,079
        Accounts payable                                          2,019,970         675,181        (234,547)        449,676
        Accrued expenses and other                                2,205,616         618,901         749,799         293,678
        Deferred revenue                                           (119,111)       (165,420)       (386,598)        599,574
                                                              --------------   -------------   -------------   -------------
            Net cash used in operating activities              (101,347,970)    (23,742,233)    (19,891,564)    (13,486,937)
                                                              --------------   -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale/maturities of investments                                  3,539,313       1,420,712           9,464               -
  Purchase of investments                                        (6,261,061)              -      (2,979,917)     (1,172,007)
  Purchases of property and equipment                            (6,139,291)       (197,541)     (1,134,015)     (1,634,509)
                                                              --------------   -------------   -------------   -------------
            Net cash (used in) provided by investing
              activities                                         (8,861,039)      1,223,171      (4,104,468)     (2,806,516)
                                                              --------------   -------------   -------------   -------------
activities
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable and other long-term debt            6,103,327               -               -               -
  Payments on notes payable and other long-term debt             (4,103,327)              -               -               -
  Payments on capital lease obligations                            (354,226)       (200,753)       (153,473)              -
  Proceeds from common stock, stock option and
    warrant issuances, net                                      102,301,652      26,372,288      30,499,844      12,781,293
  Proceeds from preferred stock, net                             24,210,326               -               -               -
  Purchase of treasury stock                                         (1,667)              -               -               -
                                                              --------------   -------------   -------------   -------------
            Net cash provided by financing activities           128,156,085      26,171,535      30,346,371      12,781,293
                                                              --------------   -------------   -------------   -------------
NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                         17,947,076       3,652,473       6,350,339      (3,512,160)
CASH AND CASH EQUIVALENTS, beginning of period                            -      14,294,603       7,944,264      11,456,424
                                                              --------------   -------------   -------------   -------------
CASH AND CASH EQUIVALENTS, end of period                      $  17,947,076    $ 17,947,076    $ 14,294,603    $  7,944,264
                                                              ==============   =============   =============   =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(continued)

                                                     Inception
                                                    (January 28,
                                                       1986)
                                                      through                 Year Ended June 30,
                                                      June 30,       -------------------------------------
                                                        2004           2004           2003          2002
                                                     ---------       --------       --------      --------
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                            $ 680,569       $ 22,649       $ 22,038      $  3,188
                                                     =========       ========       ========      ========

NON-CASH TRANSACTION:
   Settlement of accounts payable with
      equipment                                      $     900       $      -       $      -      $      -
                                                     =========       ========       ========      ========

NON-CASH STOCK ACTIVITY:
   Conversion of loans from employees to
      common stock                                   $  74,187       $      -       $      -      $      -
                                                     =========       ========       ========      ========
   Conversion of note payable to common stock        $  16,000       $      -       $      -      $      -
                                                     =========       ========       ========      ========
   Common stock issued for equipment                 $   2,327       $      -       $      -      $      -
                                                     =========       ========       ========      ========
   Common stock and warrants issued for expenses     $ 960,909       $      -       $ 20,000      $ 14,144
                                                     =========       ========       ========      ========
   Common stock issued for accrued salaries
      and bonuses                                    $  16,548       $      -       $      -      $      -
                                                     =========       ========       ========      ========
   Accrued interest paid in common stock             $ 679,097       $      -       $      -      $      -
                                                     =========       ========       ========      ========

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

(1)     ORGANIZATION ACTIVITIES:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a development-stage biopharmaceutical company. The Company is primarily focused on discovering and developing melanocortin (MC)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease) and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        In July 2004, the Company announced the receipt of full approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec™, the Company’s proprietary radiolabeled monoclonal antibody product, for imaging equivocal appendicitis in patients (see Note 11). The Company is currently conducting additional clinical trials with NeutroSpec to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical abscess, inflammatory bowel disease and pulmonary imaging.

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

        In August 2004, the Company entered into a collaborative agreement with King Pharmaceuticals, Inc. (“King”), for the purpose of developing and commercializing PT-141 (see Note 11).

        Key elements of the Company’s business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under investigation, expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development and discovery programs with the cash flow from our NeutroSpec and PT-141 collaboration agreements.

Table of Contents (Financial)

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a net loss of $26,317,859, for the year ended June 30, 2004 and has a deficit accumulated in the development stage of $117,126,686, cash and cash equivalents of $17,947,076 and investments of $2,465,350 as of June 30, 2004. The Company anticipates incurring additional losses in the future as it continues development of NeutroSpec for diagnosis of appendicitis and expands clinical trials for other indications of NeutroSpec and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, and has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources, including the funds received from King in August 2004, will be adequate to fund the Company’s projected operations through its fiscal year ending June 30, 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

(2)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. As of June 30, 2004 and 2003, $428,075 of cash was restricted to secure letters of credit for security deposits on leases.

Table of Contents (Financial)

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and as such all investments are recorded at fair value. The investments consist principally of corporate debt securities and mutual funds. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive income (loss) and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in interest income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

The following is a summary of available for sale investments as of June 30, 2004:

                                             Gross          Gross
                                          Unrealized     Unrealized
                              Cost           Gains          Losses      Fair Value
                          ---------------------------------------------------------
Corporate debt
securities                $    50,000    $       521    $         -    $    50,521

Mutual funds              $ 2,500,122    $         -    $   (85,293)   $ 2,414,829
                          ---------------------------------------------------------
Total                     $ 2,550,122    $       521    $   (85,293)   $ 2,465,350
                          =========================================================

The following is a summary of available for sale investments as of June 30, 2003:

                                             Gross          Gross
                                          Unrealized     Unrealized
                              Cost           Gains          Losses      Fair Value
                          ---------------------------------------------------------
Corporate debt
securities                $   100,000    $     2,243              -    $   102,243

Mutual funds              $ 4,000,189    $              $   (14,048)   $ 3,986,141
                          ---------------------------------------------------------
Total                     $ 4,100,189    $              $   (14,048)   $ 4,088,384
                          =========================================================

        Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of five years for lab equipment, seven years for office furniture and equipment and over the term of the lease for leasehold improvements. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

Table of Contents (Financial)

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates the probability that future undiscounted net cash flows, without interest charges, will be less than the carrying amount of the assets. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Revenue Recognition – Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the initial research term. The actual performance period may vary. The Company adjusts the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

        The Company recognized $149,738, $137,417 and $80,929, respectively, in grant revenue pursuant to the Small Business Technology Transfer (“STTR”) programs of the Department of Health and Human Services for the years ended June 30, 2004, 2003 and 2002.

        The Company recognized $2,000,000 and $504,000, respectively, in contract revenue related to the attainment of certain milestones and other shared development costs of NeutroSpec pursuant to our collaboration agreement, as amended, with Mallinckrodt, Inc., a division of Tyco International, Ltd. (“Mallinckrodt”), described below for the years ended June 30, 2004 and 2003. The Company did not recognize any contract revenue related to the shared development costs of NeutroSpec for the year ended June 30, 2002.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt to jointly develop and market one of its proposed products (see Note 8). Under the terms of the agreement, the Company granted a worldwide license, excluding Europe, for sales, marketing and distribution and received a non-refundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such non-refundable fees were received.

        In fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment was recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the years ended June 30, 2004, 2003 and 2002, the Company recognized $11,569, $43,987 and $138,888, respectively, in license revenue that was included in the cumulative effect adjustment as of July 1, 2000.

Table of Contents (Financial)

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3,200,000, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of NeutroSpec. Pursuant to this amendment, $800,000 was received upon execution of this agreement. Under SAB 101, this payment was recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the years ended June 30, 2004, 2003 and 2002, the Company recognized $153,851, $584,611 and $61,538, respectively, in license revenue under this agreement.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, to account for its fixed-plan stock options. Under this method, compensation cost is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, as amended in Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123” (“SFAS 148”), the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The Company applies APB 25 and the related interpretations in accounting for its stock options. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net loss attributable to common stockholders and net loss per common share would have been equal to the following pro forma amounts:

                                                                   For the year ended June 30,
                                                       ---------------------------------------------------
                                                          2004              2003               2002
                                                       ---------------------------------------------------
Net loss attributable to common stockholders:

  As reported                                           $(26,317,859)     $(20,768,349)     $(16,436,180)

  Stock-based employee compensation expense
included in the determination of  net loss as
reported                                                     626,639                 -                 -

  Impact of total stock-based compensation
expense determined under fair-value-based
method                                                    (1,801,218)       (1,297,069)       (1,660,290)
                                                       ---------------------------------------------------
  Pro forma                                             $(27,492,438)     $(22,065,418)     $(18,096,470)
                                                       ===================================================

Table of Contents (Financial)

Basic and diluted net loss attributable to common
stockholders per common share:

  As reported                                           $      (0.55)     $      (0.73)     $      (1.16)
                                                       ===================================================
  Pro forma                                             $      (0.58)     $      (0.78)     $      (1.27)
                                                       ===================================================

The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 3.72% in 2004, 3.54% in 2003, and 4.5% in 2002, expected volatility of 90.5% in 2004, 101% in 2003 and 60% in 2002, and an expected option life of seven years.

        The Company accounts for options granted to consultants in accordance with EITF 96-18, “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services.” The Company determines the value of consultant’s stock options utilizing the Black-Scholes option pricing model.

        Income Taxes – The Company and its subsidiary file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires, among other things, the use of the liability method in computing deferred income taxes.

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

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the years ended June 30, 2004, 2003 and 2002, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 12,392,034 shares of common stock at prices ranging from $0.01 to $21.70 per share were outstanding at June 30, 2004 (see Note 6).

        Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities and accounts payable. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

Table of Contents (Financial)

        Other Comprehensive Loss — Other comprehensive loss consists of the following:

                                                        For the year ended June 30,
                                           --------------------------------------------------
                                                 2004              2003              2002
                                           --------------------------------------------------
  Net loss                                  $(26,317,859)     $(20,565,211)     $(16,138,577)

  Unrealized gain (loss) on investments          (72,967)          (22,409)            10,604
                                           --------------------------------------------------
  Comprehensive loss                        $(26,390,826)     $(20,587,620)     $(16,127,973)
                                           ==================================================

        Reclassifications — Certain prior year balances have been reclassified to conform to the current year presentation.

(3)     PROPERTY AND EQUIPMENT:

        Property and equipment consists of the following:

                                                                June 30,
                                                     -------------------------------
                                                          2004             2003
                                                     -------------    --------------
             Office equipment                         $ 1,120,467      $ 1,063,610
             Laboratory equipment                       2,292,039        2,153,787
             Leasehold improvements                     3,089,365        3,086,932
                                                     -------------    --------------
                                                        6,501,871        6,304,329
             Less: Accumulated depreciation and
                  amortization                         (3,567,132)      (2,905,148)
                                                     -------------    --------------
                                                      $ 2,934,739      $ 3,399,181
                                                     =============    ==============

        For the years ended June 30, 2004, 2003 and 2002, depreciation expense was $663,208, $569,253 and $1,146,566, respectively.

(4)        ACCRUED EXPENSES:

        Accrued expenses consist of the following:

                                                                 June 30,
                                                     -------------------------------
                                                          2004             2003
                                                     -------------    --------------
             Product development costs                $ 1,079,000      $   784,007
             Accrued rent                                 464,095          397,872

Table of Contents (Financial)

             Other                                        524,088          437,503
                                                     -------------    --------------
                                                      $ 2,067,183      $ 1,619,382
                                                     =============    ==============

(5)        COMMITMENTS AND CONTINGENCIES

        Leases – The Company currently leases two facilities in New Jersey under non-cancelable operating leases and have sublet to a third party one of those leases, which is for the Company’s former corporate offices located in Princeton. In July 2002, the Company moved into a new facility in Cranbury, New Jersey that combined both the research and development facility in Edison, New Jersey and the corporate offices in Princeton, New Jersey. Future minimum lease payments under these two leases are as follows:

                         Fiscal Year Ending June 30,

                      2005                   $  1,515,000

                      2006                      1,047,000

                      2007                      1,604,000

                      2008                      1,284,000

                      2009                      1,301,000

                      2010 and thereafter       3,968,000
                                             -------------
                                             $ 10,719,000
                                             =============

        As of June 30, 2004, the Company has accrued approximately $33,000 related to the Company’s share of estimated costs until termination of the Princeton lease, which is currently being subleased. For the years ended June 30, 2004, 2003 and 2002, rent expense was $1,332,442, $1,554,838 and $656,850, respectively.

        Capital Leases — In September 2002, the Company acquired $417,920 of laboratory equipment under capital leases. The term of these leases range from 24 to 60 months. As of June 30, 2004, $63,694 remains outstanding pursuant to these lease obligations. The capitalized cost and accumulated depreciation for the equipment under capital leases is $417,920 and $146,272, respectively, as of June 30, 2004.

        Employment Agreements – Effective October 1, 2003, Dr. Spana, Mr. Wills and Shubh D. Sharma, Ph.D. have each entered into an employment agreement with the Company for a two-year period. The agreements do not contain automatic renewal provisions. Dr. Spana is serving as chief executive officer and president at a salary of $320,000 per year. Mr. Wills is serving as chief financial officer at a salary of $265,000 per year. Dr. Sharma is serving as a vice president and chief technical officer at a salary of $185,000 per year. Each agreement also provides for:

Table of Contents (Financial)

•	annual bonus compensation, in an amount to be decided by the compensation committee and approved by the board, based on achievement of yearly objectives; and
•	participation in all benefit programs that the Company establish, to the extent the employee’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows the Company or the employee to terminate the agreement upon written notice, and contains other provisions for termination by the Company for “cause”, or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements). Early termination may, in some circumstances, result in severance pay at the salary then in effect, for a period of 24 months (Spana), 18 months (Wills) or nine months (Sharma) plus continuation of medical and dental benefits then in effect for 18 months. Termination following a change in control will result in a lump sum payment of two times (Spana) or one and one-half times (Wills) the salary then in effect, continuation of medical and dental benefits then in effect for 18 months, and immediate vesting of all stock options. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

        License Agreements – The Company has three license agreements that require minimum annual payments. Future minimum payments under the license agreements for the years ending June 30 are: 2005 — $500,000, 2006 — $200,000, 2007 — $200,000, 2008 — $200,000 and 2009 — $200,000.

(6)     STOCKHOLDERS’ EQUITY:

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

        Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the “Series A Conversion Price”. The current Series A Conversion Price is $2.63, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 38 shares of common Stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. During the fiscal year ended June 30, 2004, 3,170 shares of the Series A Convertible Preferred Stock was converted into 120,465 shares of common stock. As of June 30, 2004, 11,697 shares of Series A Convertible Preferred Stock, currently convertible into 444,752 shares of common stock, are outstanding.

Table of Contents (Financial)

        Series C Preferred Offering – As of August 16, 1999, pursuant to the strategic collaboration agreement with Mallinckrodt (see Note 2), the Company sold 700,000 restricted shares of Series C Convertible Preferred Stock for $13,000,000. During June 2003, the Series C Convertible Preferred Stock was converted into 700,000 shares of common stock.

        Common Stock Transactions – In January 2004, the Company concluded a private placement of common stock and warrants in which the Company sold 6,992,500 shares of its $.01 par value common stock and 1,048,875 warrants, which equates to 15% warrant coverage on the number of shares sold, at an offering price of $3.25 per share. Each five-year warrant entitles the holder to purchase one share of common stock at an exercise price of $4.06 per share. The gross proceeds were approximately $22,700,000 and the net proceeds were approximately $21,000,000. The Company made the private placement solely to financial institutions and accredited investors pursuant to Regulation D under the Securities Act of 1933. The investors represented that they were purchasing the securities for their own accounts for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends. A registration statement covering the resale of the shares by the investors was filed and subsequently declared effective by the Security and Exchange Commission in April 2004. In connection with the private placement, the Company paid placement fees totaling approximately $1,700,000.

        In private placements of common stock and warrants in July 2002, November 2002 and March 2003, the Company sold an aggregate of 24,352,099 shares of its common stock to investors consisting of domestic and European financial institutions and other accredited investors: 1,545,063 shares were sold at a market value of approximately $1.17 per share in the July offering, 9,373,940 shares of common stock were sold at a market value of approximately $1.23 per share in the November offering, and 13,433,096 shares of common stock were sold at a market value of approximately $1.42 per share in the March offering. For every five shares purchased in the July and the November offerings, and for every four shares purchased in the March offering, the investors received a five-year warrant to purchase one share of common stock at an exercise price of $1.46 for the July offering, $1.54 for the November offering, and $1.77 for the March offering. Based on the sales price of the common stock in these private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $203,138 has been reflected in the Company’s consolidated statement of operations for year the ended June 30, 2003.

        In connection with these private placements, the Company paid cash placement agent fees of $126,000 for the July offering, $790,433 for the November offering and $985,250 for the March offering and issued five-year warrants to purchase (i) 103,004 shares of common stock at prices ranging from $1.37 to $1.46 per share pursuant to the July offering, and (ii) 458,647 shares of common stock at $1.54 per share pursuant to the November offering.

        In private placements of common stock and warrants in November 2001 and June 2002, the Company sold an aggregate of 5,997,578 shares of its common stock to investors consisting of domestic and European financial institutions and other domestic accredited investors: 4,902,481 shares were sold at $2.25 per share in the November offering and 1,095,097 shares were sold at $2.20 per share in the June offering. For every four shares purchased in the November offering, and for every five shares purchased in the June offering, the investors received a five-year warrant to purchase one share of common stock at an exercise price of $2.70 for the November offering and $2.75 for the June offering. Based on the sales price of the common stock in these private placements, the exercise prices of certain outstanding warrants were adjusted downward in accordance with the existing terms of those warrants. As a result, a deemed dividend of $297,603 has been reflected in the Company’s consolidated statement of operations for the year ended June 30, 2002.

Table of Contents (Financial)

        In connection with these private placements, the Company paid placement agent’s fees of $771,879 for the November offering and $168,000 for the June offering and issued five-year warrants to purchase (i) 356,060 shares of common stock at prices ranging from $2.66 to $2.70 per share pursuant to the November offering and (ii) 109,510 shares of common stock at $2.75 per share pursuant to the June offering.

        In a private placement of common stock and warrants in September and October 2000, the Company sold 2,532,368 shares of its common stock to a total of nine investors in two tranches: 1,800,000 shares at $6.00 per share and 732,368 shares at $5.94 per share for total net proceeds of approximately $14,000,000. For every five shares purchased, the investors received an immediately exercisable five-year warrant to purchase one share of common stock at 125% of the closing price. As a result, the Company issued warrants to purchase 360,000 shares at an exercise price of $7.50 per share and warrants to purchase 146,472 shares at an exercise price of $7.42 per share.

        In connection with the private placement, the Company paid a placement agent’s fee of $1,060,391 and issued five-year warrants to the placement agent to purchase 216,000 shares of common stock at $6.60 per share and 87,884 shares of common stock at $6.53 per share.

        Outstanding Stock Purchase Warrants – As of June 30, 2004, the Company had the following warrants outstanding (prices are rounded to the nearest cent).

                              Common         Exercise Price        Latest
                           Stock Shares          per Share      Termination Date
                              15,125              $ 0.01          03/15/05
                              32,487                0.22          09/13/05
                              38,627                1.37          07/29/07
                             154,506                1.46          06/13/07
                           1,450,473                1.54          11/29/07
                           2,464,789                1.77          03/21/08
                              32,654                1.78          02/15/06
                             404,263                2.36          06/25/06
                             134,188                2.66          10/29/06
                           1,057,864                2.70          04/30/07
                             292,215                2.75          06/13/07
                              15,000                2.82          05/13/12
                              30,000                2.90          04/06/06
                              25,000                3.65          12/17/06

Table of Contents (Financial)

                              Common         Exercise Price        Latest
                           Stock Shares          per Share      Termination Date
                              15,000              $ 4.00          12/15/10
                           1,048,875                4.06          01/28/09
                              87,884                6.53          10/27/05
                             216,000                6.60          10/05/05
                               5,000                7.00          06/06/05
                             146,475                7.42          10/27/05
                             360,000                7.50          10/05/05
                             -------                ----
                Total      8,026,425        $0.01 - 7.50
                           =========        ============

        In December 2002, the Company issued warrants to purchase 15,000 shares of its common stock at $2.82 per share to the Wistar Institute of Anatomy and Biology, as part of the consideration for a second agreement with Wistar to amend a technology license which Wistar previously granted to the Company. The warrants expire on May 13, 2012. The fair value of these warrants of approximately $20,000, as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations.

        In April 2002, the Company issued warrants to purchase 15,000 shares of its common stock at $2.70 per share to Albert Fried, Jr. in consideration for a consulting agreement. The warrants expire on April 30, 2007. The fair value of these warrants of approximately $14,000, as calculated by the Black-Scholes option pricing model, has been charged to expense in the statement of operations. These options have been exercised in full as of June 30, 2004.

        In April and December 2001, the Company issued warrants to purchase 30,000 shares of its common stock at $2.90 per share and 25,000 shares at $3.65 per share, respectively, to the Cedar Brook Corporate Center as part of the consideration for the lease agreement for the Cranbury, NJ facility. These warrants expire five years from the date of issuance. The fair value of these warrants of approximately $47,000, as calculated by the Black-Scholes option pricing model, will be charged ratably to expense in the statement of operations over the lease term of ten years.

        Stock Option Plan – The Company has one stock option plan currently in effect under which future grants may be issued, the 1996 Stock Option Plan, as amended. This plan was approved by the Company’s stockholders on November 15, 2000, for which 5,000,000 shares of common stock have been reserved. The Company has also granted options under agreements with individuals, and not under any plan. The options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of June 30, 2004, there were 355,956 options available for grant under the 1996 Stock Option Plan.

        The status of the plan and individual agreements during the three years ended June 30, 2004 was as follows:

Table of Contents (Financial)

                                               Number of shares        Range of prices      Weighted average
                                              subject to options          per share         Prices per share

    Outstanding at July 1, 2001                           3,385,175        $.22 - $360.00          $4.14
       Granted                                              695,000       $2.86 - $6.063
       Expired                                             (384,330)       $3.50 - $6.00
       Forfeitures                                          (27,500)       $3.50 - $6.00
       Exercised                                           (149,275)       $.22 - $3.875
                                                        -----------
    Outstanding at June 30, 2002                          3,519,070         $.22 - $21.70          $4.30
       Granted                                              799,900        $1.16 - $3.53
       Expired                                             (114,216)      $2.50 - $21.70
       Forfeitures                                          (63,333)      $1.36 - $5.125
       Exercised                                             (5,184)        $.22 - $2.50
                                                        -----------
    Outstanding at June 30, 2003                          4,136,237       $1.00 - $21.70           $3.79
       Granted                                              957,500        $1.16 - $4.70
       Expired                                             (290,021)      $1.36 - $21.70
       Forfeitures                                         (297,683)       $1.36 - $4.25
       Exercised                                           (140,432)      $1.36 - $3.063
                                                        -----------
    Outstanding at June 30, 2004                          4,365,601        $1.00 - $21.70          $3.58
                                                        ===========
    Exercisable at June 30, 2004                          3,353,207        $1.00 - $21.70          $3.76
                                                        ===========

                          Shares        Weighted         Weighted                             Weighted
                       Purchasable    Average Option     Average             Shares         Average Price
        Range of          Under           Life           Exercise      Exercisable As of    of Exercisable
    Exercise Prices      Options        (Years)           Price           June 30, 2004        Shares
    ---------------      -------        -------           -----           -------------        ------
$1.00 - $2.49               732,663       7.84             $1.62            485,384             $1.64

$2.50 - $3.99             2,215,278       7.14             $3.21          1,561,232             $3.18

$4.00 - $5.99             1,136,071       5.62             $4.72          1,025,002             $4.76

$6.00 - $8.00               281,387       3.11             $6.96            281,387             $6.96

$8.01 - $21.70                  202       0.92            $15.77                202            $15.77

Table of Contents (Financial)

                          Shares        Weighted         Weighted                             Weighted
                       Purchasable    Average Option     Average             Shares         Average Price
        Range of          Under           Life           Exercise      Exercisable As of    of Exercisable
    Exercise Prices      Options        (Years)           Price           June 30, 2004        Shares
    ---------------      -------        -------           -----           -------------        ------
                                         all outstanding options:

$1.00 - $21.70            4,365,601       6.93             $3.58          3,353,207             $3.76

        During the year ended June 30, 2004, the Company made modifications to stock options held by an employee and a director. As a result of these modifications, the Company recorded an expense of $156,239 during the year ended June 30, 2004. In addition, there were stock options granted to certain officers which included vesting provisions which were contingent on achievement of certain performance objectives and one these objectives was met in September 2003. As a result, a compensation expense charge in the amount of $470,400 was recorded in connection with these performance based options.

(7)       INCOME TAXES:

        The Company has had no income tax expense or benefit since inception because of operating losses except for amounts recognized for sales of New Jersey State operating loss carry-forwards and research and development credits. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, as well as for operating loss carryforwards and research and development costs, given the provisions of the tax laws. Based on the Company's historical losses, a valuation allowance for the net deferred tax assets has been recorded at June 30, 2004 and has been recorded since inception.

        As of June 30, 2004, the Company had Federal net operating loss carryforwards of approximately $112,000,000, which will expire in the years 2004 through 2024, if not utilized. At June 30, 2004 the Company had federal research and development credits of approximately $2,400,000 that will expire in year 2004 through 2024 if not utilized.

        The Tax Reform Act of 1986 (the "Act") provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company's ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company's ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.

The Company's net deferred tax assets are as follows:

                                                                June 30,
                                                    ---------------------------------
                                                         2004                2003
                                                    -------------       -------------
      Net operating loss carryforwards ............ $ 38,097,000        $ 29,149,000
      Research and development tax credits ........    2,386,000           1,736,000
      Accrued expenses ............................      798,000             455,000
                                                    -------------       -------------
                                                      41,281,000          31,340,000
      Valuation allowances ........................  (41,281,000)        (31,340,000)
                                                    -------------       -------------
      Net deferred tax assets......................      $     -             $     -
                                                    =============       =============

Table of Contents (Financial)

         In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing future deductible amounts become deductible. Due to the Company's history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2004 and 2003. The valuation allowance for the years ended June 30, 2004 and 2003 increased by $9,941,000 and $5,069,000, respectively, related primarily to additional net operating losses incurred by the Company.

        During the years ended June 30, 2004, 2003 and 2002, the Company sold New Jersey State operating loss carryforwards and research and development credits, which resulted in the recognition of $240,836, $245,093 and $392,410, respectively, in tax benefits.

(8)     GRANTS AND CONTRACTS:

        The Company applies for and has received grants and contracts under the Small Business Innovative Research (“SBIR”) program and other federally funded grant and contract programs. Since inception, approximately $4,025,000 of the Company’s revenues has been derived from federally or state funded grants and contracts. Under federal grants and contracts, there are no royalties or other forms of repayment; however, in certain limited circumstances the government can acquire rights to technology which is not being commercially exploited.

        On May 13, 2002, the Company entered into an agreement with Mallinckrodt to amend the strategic collaboration agreement dated as of August 17, 1999 for the development of NeutroSpec. Under the terms of the original agreement, Mallinckrodt paid a licensing fee of $500,000 (see Note 2) and purchased 700,000 restricted unregistered shares of Series C Convertible Preferred Stock for $13,000,000 (see Note 6). The Company shared NeutroSpec development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay the Company milestone payments of an additional $10,000,000 on FDA approval of the first NeutroSpec indication and on attainment of certain sales goals following product launch. The Company agreed to arrange for the manufacture of NeutroSpec and would receive a transfer price on each product unit and a royalty on NeutroSpec net sales.

        Under the terms of the amended agreement, Mallinckrodt committed up to an additional $3,200,000 subject to certain conditions and attaining certain milestones, to offset a portion of the Company’s estimated expenses associated with completing the FDA review process. Additionally, timing of the $10,000,000 in future milestone payments has been revised to coincide with NeutroSpec’s FDA approval and achievement of future sales goals (see Note 2). All of the $3,200,000 has been paid as of June 30, 2004.

        During the years ended June 30, 2004, 2003 and 2002, the Company recognized $2,000,000, $504,000 and $0, respectively, as contract revenue related to the development of NeutroSpec.

Table of Contents (Financial)

(9)        RELATED PARTY TRANSACTIONS:

         One of the Company's directors is the president and sole stockholder of a company which provides strategic and technology consulting services. The Company paid the consulting firm $43,125, $112,500 and $119,333 during the years ended June 30, 2004, 2003 and 2002, respectively, for consulting services provided to the Company.

(10)        CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED:

        The following tables provide quarterly data for the fiscal years ended June 30, 2004 and 2003:

                                                                         Three Months Ended
                                                    ----------------------------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,
                                                        2003               2003            2004             2004
                                                    ------------      ------------     ------------     ------------
                                                         (amounts in thousands except share and per share data)

Total revenues                                      $     1,833       $       291      $       181      $   $    10
Total operating expenses                                  8,633             5,203            8,292            6,945
Total other income (expense)                                 81                80               84              (46)
                                                    ------------      ------------     ------------     ------------
    Loss before income taxes                             (6,719)           (4,832)          (8,027)          (6,981)

Table of Contents (Financial)

                                                                         Three Months Ended
                                                    ----------------------------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,
                                                        2002               2002            2003             2003
                                                    ------------      ------------     ------------     ------------
                                                         (amounts in thousands except share and per share data)
Income tax benefit                                            -               241                -                -
                                                    ------------      ------------     ------------     ------------
Net loss attributable to common stockholders        $    (6,719)      $    (4,591)     $    (8,027)     $    (6,981)
                                                    ============      ============     ============     ============
Basic and diluted net loss attributable to
common stockholders per common share                $     (0.16)      $     (0.10)     $     (0.16)     $     (0.13)
                                                    ============      ============     ============     ============
Weighted average number of common shares
outstanding, used in computing basic and
diluted net loss attributable to common
stockholders per common share                        43,161,281        44,531,302       50,455,484       52,687,077
                                                    ============      ============     ============     ============

                                                                         Three Months Ended
                                                    ----------------------------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,
                                                        2002               2002            2003             2003
                                                    ------------      ------------     ------------     ------------
                                                         (amounts in thousands except share and per share data)

Total revenues                                      $       624       $       234      $       330      $        82
Total operating expenses                                  4,768             4,875            6,025            6,638
Total other income (expense)                                 45                44               43               94
                                                    ------------      ------------     ------------     ------------
       Loss before income taxes                          (4,099)           (4,597)          (5,652)          (6,462)
Income tax benefit                                            -               245                -                -
                                                    ------------      ------------     ------------     ------------
Net loss                                                 (4,099)           (4,352)          (5,652)          (6,462)
Deemed dividend                                             (17)              (98)             (88)               -
                                                    ------------      ------------     ------------     ------------
Net loss attributable to common stockholders        $    (4,116)      $    (4,450)     $    (5,740)     $    (6,462)
                                                    ============      ============     ============     ============
Basic and diluted net loss attributable to
common stockholders per common share                $     (0.22)      $     (0.17)     $     (0.19)     $     (0.15)
                                                    ============      ============     ============     ============

Table of Contents (Financial)

                                                                         Three Months Ended
                                                    ----------------------------------------------------------------
                                                    September 30,     December 31,       March 31,        June 30,
                                                        2002               2002            2003             2003
                                                    ------------      ------------     ------------     ------------
                                                         (amounts in thousands except share and per share data)
Weighted average number of common shares
outstanding, used in computing basic and
diluted net loss attributable to common
stockholders per common share                        18,497,853         24,871,723      30,162,510       42,039,097
                                                    ============      ============     ============     ============

(11)        SUBSEQUENT EVENTS:

        In July 2004, the Company announced the receipt of full approval from the FDA to market NeutroSpec, the Company’s proprietary radiolabeled monoclonal antibody product for imaging equivocal appendicitis. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt.

        In August 2004, the Company entered into a collaboration agreement with King, a specialty pharmaceutical company, to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America. Palatin has the option to create a urology specialty sales force to co-promote the product in the U.S., upon commercialization.

        King paid the Company $20,000,000 at closing, $5,000,000 of which was designated as an equity investment in Palatin. Certain of he proceeds received at closing will be recorded as an equity contribution based on the fair value of the common stock and common warrants issued in connection with the collaboration agreement with the remaining balance recorded as deferred revenue. The deferred revenue will be amortized to revenue over the related performance period. King may pay potential milestone payments to Palatin totaling up to $100,000,000 for achieving certain Erectile Dysfunction and Female Sexual Dysfunction development and regulatory approval targets, a portion of which would consist of an equity investment in Palatin. After regulatory approval and commercialization of PT-141, King may also pay potential one-time milestone payments to Palatin totaling up to $130,000,000 upon achieving specified annual North American net sales thresholds.

        Under the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. King and Palatin will seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration revenues generated from those territories.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.  Controls and Procedures

        The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There were no changes that materially affected, or that are reasonably likely to materially affect the Company’s internal control over financial reporting during the fourth quarter of the fiscal year ended June, 30, 2004.

Item 9B.  Other Information

        None.

PART III

        The information required by Part III of Form 10-K under

•	Item 10 – Directors and Executive Officers of the Registrant

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report

•	Item 13 – Certain Relationships and Transactions

•	Item 14 – Principal Accountant Fees and Services

is incorporated by reference from our definitive proxy statement relating to the 2004 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our June 30, 2004 fiscal year end.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Documents filed as part of the report:

    1.        Financial statements: the following financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

      — Report of Registered Independent Public Accounting Firm

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

No.	Description

3.01	Certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our annual report on Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

3.02	Bylaws. Incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.01	RhoMed Incorporated 1995 Employee Incentive Stock Option Plan. Incorporated by reference to Exhibit 10.04 of our annual report on Form10-KSB for the year ended June 30, 1996, filed with the SEC on September 27, 1996.

10.02	1996 Stock Option Plan, as amended effective January 1, 2001. Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8, Commission File No. 333-83876, filed with the SEC on March 6, 2002.

10.03	Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit 4.15 of our Form S-8 filed with the SEC on June 17, 1998. †

10.04	Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. †

10.05	Form of Placement Agent Warrant for the RhoMed common stock offering. Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-KSB for the year ended June 30, 1996, filed with the SEC on September 27, 1996.

10.06	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.07	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in Exhibit 10.15. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.08	Form of warrant and registration rights for the warrant issued in April 2000 with an expiration date of March 15, 2005. Incorporated by reference to Exhibit 10.22 of our annual report on Form 10-K for the year ended June 30, 2000, filed with the SEC on September 29, 2000.

10.09	Form of warrant issued to purchasers in the September-October 2000 private placement. Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

10.10	Employment Agreement dated as of July 17, 2001 between Palatin Technologies, Inc. and Perry B. Molinoff. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2001, filed with the SEC on September 28, 2001. †

10.11	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Carl Spana. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003. †

10.12	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Stephen T. Wills. Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003. †

10.13	Employment Agreement dated as of October 1, 2003, between Palatin Technologies, Inc. and Shubh D. Sharma. Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2003, filed with the SEC on November 14, 2003. †

10.14	Form of stock purchase agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.15	Form of registration rights agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

10.16	Form of warrant issued to purchasers in our October 2001 private placement. Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2000, filed with the SEC on November 14, 2000.

10.17	Form of stock purchase agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.18	Form of registration rights agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.19	Form of warrant issued to purchasers in our June-July 2002 private placement. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.20	Form of stock purchase agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.21	Form of registration rights agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.22	Form of warrant issued to purchasers in our November 2002 private placement. Incorporated by reference to Exhibit 10.32 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.23	Form of stock purchase agreement for our March 2003 private placement. Incorporated by reference to Exhibit 10.33 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.24	Form of warrant issued to purchasers in our March 2003 private placement. Incorporated by reference to Exhibit 10.34 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.25	Form of stock purchase agreement, including warrant certificate, for our January 2004 private placement. Incorporated by reference to Exhibit 10.01 of our quarterly report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

10.26	Development and Manufacturing Agreement between Palatin and DSM Biologics Company B.V. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.27	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

10.28	Collaborative Development and Marketing Agreement between Palatin and King Pharmaceuticals, Inc. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

10.29	Form of warrant certificate issued to King Pharmaceuticals, Inc. *

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_______________________________

* Exhibit filed with this report.

† Management contract

(b)     Reports on Form 8-K:

•	On November 6, 2003, we filed a current report on Form 8-K reporting an Item 5 event regarding the presentation of positive safety and efficacy data from our Phase 2B “at home” study of PT-141 for male sexual dysfunction.

•	On August 13, 2004, we filed a Form 8-K including the press release in which we announced an agreement between Palatin and King Pharmaceuticals, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction.

•	On August 18, 2004, we filed a Form 8-K including the press release in which we announced that we conducted the initial closing and received proceeds of $20 million from King Pharmaceuticals, Inc. pursuant to the collaborative agreement between Palatin and King, which we announced on August 13, 2004.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By: /s/ Carl Spana
      Carl Spana, Ph.D.
      President and Chief Executive Officer

Date: September 13, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 13, 2004
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 13, 2004
Stephen T. Wills	(principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 13, 2004
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 13, 2004
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 13, 2004
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 13, 2004
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 13, 2004
Robert I. Taber

/s/ Errol DeSouza	Director	September 13, 2004
Errol DeSouza