Form 10-Q
period 2004-09-30
PALATIN TECHNOLOGIES INC
filed 2004-11-09
CIK 911216

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [X]   No [ ]

As of November 5, 2004, 53,980,506 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
(unaudited)

                                                                September 30, 2004     June 30, 2004
                                                                ------------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  31,925,228      $  17,947,076
  Available for sale investments                                       2,460,578          2,465,350
  Accounts receivable                                                  1,930,515                  -
  Inventories                                                            451,258                  -
  Prepaid expenses and other                                             575,381            428,917
                                                                   --------------     --------------
      Total current assets                                            37,342,960         20,841,343

Property and equipment, net                                            2,846,235          2,934,739
Restricted cash                                                          428,075            428,075
Other                                                                    896,889            174,930
                                                                   --------------     --------------
      Total assets                                                 $  41,514,159      $  24,379,087
                                                                   ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current portion                       $      10,609      $      33,491
  Accounts payable                                                     3,148,675          2,019,970
  Accrued expenses                                                     2,268,427          2,067,183
  Accrued compensation                                                   100,000            599,600
  Deferred revenue, current portion                                    4,331,269            242,000
                                                                   --------------     --------------
      Total current liabilities                                        9,858,980          4,962,244

Capital lease obligations, net of current portion                         26,559             30,203
Deferred revenue, net of current portion                              11,782,705                  -
                                                                   --------------     --------------
      Total liabilities                                               21,668,244          4,992,447
                                                                   --------------     --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; issued and outstanding 11,697 shares
      as of September 30, 2004 and June 30, 2004, respectively              117                117
  Common stock of $.01 par value - authorized 150,000,000 shares;
    issued and outstanding 53,980,506 and 52,790,589 shares as of
      September 30, 2004 and June 30, 2004, respectively                 539,805            527,906
  Additional paid-in capital                                         139,582,956        136,148,482
  Deferred compensation                                                  (21,206)           (78,407)
  Accumulated other comprehensive loss                                   (89,548)           (84,772)
  Accumulated deficit                                               (120,166,209)      (117,126,686)
                                                                   --------------     --------------
      Total stockholders' equity                                      19,845,915         19,386,640
                                                                   --------------     --------------
      Total liabilities and stockholders' equity                   $  41,514,159      $  24,379,087
                                                                   ==============     ==============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
(unaudited)

                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2004              2003
                                              ------------     -------------
REVENUES:
     Product                                  $   416,325      $          -
     Royalties                                    327,314                 -
     Licenses, grants and contracts             3,747,980         1,832,711
                                              ------------     -------------

          Total revenues                        4,491,619         1,832,711
                                              ------------     -------------

OPERATING EXPENSES:
     Cost of product revenues                      88,062                 -
     Royalties                                     71,882                 -
     Research and development                   5,648,765         7,018,362
     General and administrative                 1,832,663         1,614,672
                                              ------------     -------------
          Total operating expenses              7,641,372         8,633,034
                                              ------------     -------------

LOSS FROM OPERATIONS                           (3,149,753)       (6,800,323)
                                              ------------     -------------

OTHER INCOME (EXPENSE):
     Investment income                            112,288            86,518
     Interest expense                              (2,058)           (5,551)
                                              ------------     -------------
          Total other income, net                 110,230            80,967
                                              ------------     -------------

NET LOSS                                      $(3,039,523)      $(6,719,356)
                                              ============     =============

Basic and diluted net loss per common share   $     (0.06)      $     (0.16)
                                              ============     =============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share         53,375,147        43,161,281
                                              ============     =============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
(unaudited)

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                         2004            2003
                                                                     ------------     ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                      $(3,039,523)     $(6,719,356)
       Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
           Depreciation and amortization                                 161,749          157,988
           Stock-based compensation                                     (124,293)         560,406
           Changes in certain operating assets and liabilities:
             Accounts receivable                                      (1,930,515)      (1,762,247)
             Inventories                                                (451,258)               -
             Prepaid expenses and other                                 (869,718)         107,656
             Accounts payable                                          1,128,705        3,262,430
             Accrued expenses and other                                 (298,356)        (845,470)
             Deferred revenues                                        15,871,974          (82,711)
                                                                     ------------     ------------
               Net cash provided by (used in) operating activities    10,448,765       (5,321,304)
                                                                     ------------     ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of short-term investments                                 -              (43)
           Purchases of property and equipment                           (71,954)         (35,647)
                                                                     ------------     ------------
               Net cash used in investing activities                     (71,954)         (35,690)
                                                                     ------------     ------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on capital lease obligations                         (26,526)         (53,344)
           Proceeds from common stock, stock option
            and warrant issuances, net                                 3,627,867          908,768
                                                                     ------------     ------------
               Net cash provided by financing activities               3,601,341          855,424
                                                                     ------------     ------------

     NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                           13,978,152       (4,501,570)

     CASH AND CASH EQUIVALENTS, beginning
        of period                                                     17,947,076       14,294,603
                                                                     ------------     ------------

     CASH AND CASH EQUIVALENTS, end of period                        $31,925,228      $ 9,793,033
                                                                     ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization Activities:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company focused on discovering and developing melanocortin (MC)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease) and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        In July 2004, the Company announced the receipt of full approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec™, the Company’s proprietary radiolabeled monoclonal antibody product, for imaging equivocal appendicitis in patients. NeutroSpec is marketed and distributed by the Company’s strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”). The Company is currently conducting additional clinical trials with NeutroSpec to expand its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical abscess, inflammatory bowel disease and pulmonary imaging.

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

        In August 2004, the Company entered into a Collaborative Development and Marketing Agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company, to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. King and Palatin currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories.

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

        Business Risk and Liquidity – As shown in the accompanying financial statements, the Company incurred a net loss of $3,039,523, for the three months ended September 30, 2004 and has an accumulated deficit of $120,166,209, cash and cash equivalents of $31,925,228 and investments of $2,460,578 as of September 30, 2004. The Company anticipates incurring additional losses in the future as it continues to expand clinical trials for other indications of NeutroSpec and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has incurred negative cash flows from operations since its inception, and has expended and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through at least December 31, 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition and results of operations will be materially and adversely affected.

(2)     BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three month period ended September 30, 2004 and 2003. The results of operations for the three month period ended September 30, 2004 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2005.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2004 and 2003 and for each of the three fiscal years ended June 30, 2004.

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and all such investments are recorded at fair value. The investments consist principally of corporate debt securities and mutual funds. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive loss and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in interest income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

The following is a summary of available for sale investments as of September 30, 2004:

                                     Gross          Gross
                                  Unrealized     Unrealized
                       Cost          Gains          Losses      Fair Value
                   --------------------------------------------------------
Corporate debt
securities         $   50,000     $      259     $        -     $   50,259

Mutual funds        2,500,126              -        (89,807)     2,410,319
                   --------------------------------------------------------
Total              $2,550,126    $       259     $  (89,807)    $2,460,578
                   ========================================================

The following is a summary of available for sale investments as of June 30, 2004:

                                     Gross          Gross
                                  Unrealized     Unrealized
                       Cost          Gains          Losses      Fair Value
                   --------------------------------------------------------
Corporate debt
securities         $   50,000     $      521     $        -     $   50,521

Mutual funds        2,500,122              -        (85,293)     2,414,829
                   --------------------------------------------------------
Total              $2,550,122     $      521     $  (85,293)    $2,465,350
                   ========================================================

All available for sale investments have maturity dates less than one year.

        Inventories – The Company’s inventories are related to NeutroSpec. Inventories are valued at the lower of cost or market using the first-in, first-out method. As of September 30, 2004, all inventories consist of work-in-progress materials.

        Revenue Recognition – Product and royalty revenues consist of revenue from the sales of NeutroSpec. Product revenues are recognized upon delivery and acceptance of products to customers, which is when title transfers. Upon acceptance of the product, customers do not have any right of return or any right to cancel or terminate the sale. Royalty revenues are recognized based on the licensee’s sales of product that include the licensed technology. Grant and contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the initial research term. The actual performance period may vary. The Company adjusts the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that the Company performs the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

        For the three months ended September 30, 2004, the Company recognized an aggregate of $743,639 in product related and royalty revenue related to the sale of NeutroSpec pursuant to our collaboration agreement, as amended, with Mallinckrodt, described below. The Company did not recognize any product related or royalty revenue related to NeutroSpec for the three months ended September 30, 2003.

        For the three months ended September 30, 2004, the Company recognized $2,000,000 in contract revenue related to the attainment of certain milestones of NeutroSpec pursuant to our collaboration agreement, as amended, with Mallinckrodt, compared to $1,750,000 for the three months ended September 30, 2003. The Company also recognized $1,226,626 in contract revenue for the three months ended September 30, 2004 related to the shared development costs of PT-141 pursuant to its collaboration agreement with King described below. The Company did not recognize any contract revenue related to PT-141 for the three months ended September 30, 2003.

        In August 1999, the Company entered into a strategic collaboration agreement with Mallinckrodt to jointly develop and market NeutroSpec. Under the terms of the agreement, the Company granted a worldwide license, excluding Europe, to Mallinckrodt for sales, marketing and distribution of NeutroSpec and received a non-refundable licensing fee of $500,000. The licensing fee was recognized as revenue in the period that such non-refundable fees were received.

        In fiscal 2001, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) which requires up front, non-refundable license fees to be deferred and recognized over the performance period. The cumulative effect of adopting SAB 101 resulted in a one-time, non-cash charge of $361,111 or $0.04 per share, which reflects the deferral of the $500,000 up-front license fee received from Mallinckrodt in August 1999. Under SAB 101, this payment was recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three months ended September 30, 2004, the Company did not recognize any license revenue that was included in the cumulative effect adjustment as of July 1, 2000, compared to $5,788 for the three months ended September 30, 2003.

        In May 2002, the Company entered into an agreement with Mallinckrodt to amend the original agreement. Under the terms of this amended agreement, Mallinckrodt committed, among other things, up to an additional $3,200,000, subject to certain conditions and attainment of certain milestones, to cover half of the Company’s estimated expenses associated with completing the FDA review process of NeutroSpec. Pursuant to this amendment, $800,000 was received upon execution of this agreement. This payment was recorded as deferred revenue to be recognized as license revenue over the remaining development term of this agreement. For the three months ended September 30, 2004, the Company did not recognize any license revenue under this agreement compared to $76,923 for the three months ended September 30, 2003.

        In August 2004, the Company entered into a collaboration agreement with King to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. King and Palatin currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. Palatin has the option to create, with King, a urology specialty sales force to co-promote the product in the U.S., upon commercialization.

        King paid the Company $20,000,000 at closing and may pay potential milestone payments to the Company totaling up to $100,000,000 for achieving certain male Erectile Dysfunction (“ED”) and Female Sexual Dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to us totaling up to an additional $130,0000,000 upon achieving specified annual North American net sales thresholds.

        Of the $20,000,000 payment received at closing, $3,606,672 was recorded as an equity contribution and $16,393,328 was recorded as deferred revenue to be recognized as revenue over the remaining development term of this agreement. The amount attributable to the equity contribution was based on the fair value of the 1,176,125 shares of common stock and the three-year warrants to purchase 235,225 shares of common stock at $4.25 per share. For the three months ended September 30, 2004, the Company recognized $521,354 in revenue under this agreement. The Company did not recognize any revenue related to this agreement for the three months ended September 30, 2003.

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

        The Company applies APB 25 and the related interpretations in accounting for its stock options. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, as amended by SFAS 148, the Company’s net loss attributable to common stockholders and net loss per common share would have been equal to the following pro forma amounts:

[TABLE BEGINS ON THE FOLLOWING PAGE]

                                                            For the three months ended September 30,
                                                            -----------------------------------------
                                                                  2004                     2003
                                                            -----------------------------------------
Net loss attributable to common stockholders:

  As reported                                                 $(3,039,523)              $(6,719,356)

Stock-based employee compensation expense included in the
determination of  net loss as reported                              68,333                   470,400

Impact of total stock-based compensation
expense determined under fair-value-based
method                                                           (320,958)                 (766,460)
                                                            -----------------------------------------
  Pro forma                                                   $(3,484,774)              $(7,015,416)
                                                            =========================================
Basic and diluted net loss per common share:

  As reported                                                   $   (0.06)                $   (0.16)

  Impact of SFAS 123                                                (0.00)                    (0.00)
                                                            -----------------------------------------
  Pro forma                                                    $    (0.06)                $   (0.16)
                                                            =========================================

        The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%, weighted average risk-free interest rate of 3.36% in 2004 and 3.54% in 2003, expected volatility of 89.2% in 2004 and 92.5% in 2003, and an expected option life of seven years.

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

        The Company provides for deferred income taxes relating to net operating loss and credit carryforwards and temporary differences in the recognition of income and expense items (primarily relating to depreciation, amortization and certain leases) for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

        In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share – The Company applies Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”), which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three months ended September 30, 2004 and 2003, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Options and warrants to purchase 12,681,967 shares of common stock at prices ranging from $0.01 to $21.70 per share were outstanding at September 30, 2004.

        Other Comprehensive Loss — Other comprehensive loss consists of the following:

                                            For the three months ended September 30,
                                          -------------------------------------------
                                                  2004                     2003
                                          -------------------------------------------
  Net loss                                    $(3,039,523)             $(6,719,356)

  Unrealized loss on investments                   (4,776)                 (64,941)
                                          -------------------------------------------
  Comprehensive loss                          $(3,044,299)             $(6,784,297)
                                          ===========================================

(4)     COMMITMENTS AND CONTINGENCIES

        On October 29, 2004, Competitive Technologies, Inc., ("CTI") commenced an arbitration with the Company before the American Arbitration Association to settle assertions of breach of the terms of the Company's license agreement for technology related to PT-141, the Company's lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction. In the arbitration demand, CTI alleges it is owed $4,000,000, or 20% of the $20,000,000 received by the Company upon the closing of the Company's Collaborative Development and Marketing Agreement with King.

         The Company has acknowledged that a dispute exists between CTI and the Company concerning the interpretation of this license agreement related to amounts that may be owed to CTI thereunder. The license agreement provides for binding arbitration as the remedy for dispute resolution. Palatin disputes CTI's assertions and believes the Company has meritorious defenses. Palatin intends to vigorously defend itself in arbitration and assert all rights accorded it under the license agreement and at law. Management believes that the ultimate resolution of this matter will not have a material adverse effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by Palatin or by officers, directors, or employees of Palatin acting on Palatin’s behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding the strategy and plans of the Company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. The Company’s future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in our annual report on Form 10-K for the year ended June 30, 2004, as well as in our other Securities and Exchange Commission filings.

        We expect to incur additional losses in the future as we conduct FDA required post-marketing studies related to the approval of NeutroSpec for diagnosis of appendicitis and expand clinical trials for other indications of NeutroSpec and continue research and development of PT-141 and our MIDAS technology. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of when we incur expenses.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” contained in our annual report on Form 10-K as filed for our fiscal year ended June 30, 2004. We believe our most critical accounting policy is revenue recognition. Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We estimate our performance period as the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. Periodic payments for research and development activities and government grants are recognized over the period that we perform the related activities under the terms of the agreements. Revenue resulting from the achievement of milestone events stipulated in the agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract.

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

        In August 2004, we entered into a collaboration agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company, to jointly develop and commercialize PT-141, our lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction.

        In July 2004, we announced the receipt of full approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec™, our proprietary radiolabeled monoclonal antibody product, for imaging equivocal appendicitis in patients. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”).

        Our near-term business strategy focuses on the continued development of PT-141 and supporting the commercial sale of NeutroSpec. Our long-term business strategy includes the advancement of our preclinical product pipeline and identification of new product targets through the utilization of our patented drug discovery platform, moving towards the commercialization of a broad portfolio of therapeutic products. Key elements of our business strategy include:

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

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report on Form 10-Q.

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

        We have completed various Phase 1 safety studies and Phase 2A and Phase 2B efficacy studies in male subjects and patients. We plan to initiate an additional Phase 2B efficacy study in male patients with ED during the first half of calendar year 2005. We have completed a Phase 1 safety study in female subjects. We initiated a Phase 2A efficacy study in female patients with Female Sexual Arousal Disorder ("FSAD") during the quarter ended September 30, 2004.

        Collaborative Development and Marketing Agreement with King. In August 2004, we entered into a collaboration agreement with King to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, we will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. We currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories.

        King paid us $20.0 million at closing and may pay potential milestone payments to Palatin totaling up to $100.0 million for achieving certain ED and Female Sexual Dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to us totaling up to an additional $130.0 million upon achieving specified annual North American net sales thresholds.

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

        In July 2004, we announced that we received full approval from the FDA to market NeutroSpec, a novel imaging agent, indicated for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt.

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

        Generation of commercially viable protein and peptide drug molecules with desirable properties continues to be arduous, expensive and labor-intensive. We believe that our MIDAS technology simplifies the development process by eliminating many of the inherent limitations associated with peptides and proteins. We intend to seek to enter into strategic alliances or collaborative arrangements to provide additional financial and technical resources for MIDAS development. However, there can be no assurance that we will be able to enter into any such alliance or arrangement.

Results of Operations

Three Month Period Ended September 30, 2004 Compared to Three Month Period Ended September 30, 2003.

        Product Related Revenues – For the three months ended September 30, 2004, we recognized $416,325 in product revenues and $327,314 in royalties related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. There was no product revenue or royalties recognized for the three months ended September 30, 2003. The product related revenues are attributable to the attainment of FDA approval to market NeutroSpec in July 2004.

        Licenses, Grants and Contracts – For the three months ended September 30, 2004, we recognized $3.7 million in contract revenue consisting of (i) $2.0 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt, and (ii) $1.7 million related to PT-141 pursuant to our collaboration agreement with King. For the three months ended September 30, 2003, we recognized $1.8 million in contract revenue, all of which was related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The increase in contract revenue was attributable to the collaboration agreement with King which closed in August 2004.

        Cost of Product Revenues and Royalties – For the three months ended September 30, 2004, we recognized $88,062 in cost of product revenues and $71,882 in royalties related to NeutroSpec. There was no cost of product revenues or royalties recognized for the three months ended September 30, 2003. The cost of product revenues and royalties are attributable to product revenues and royalties noted above in product related revenues.

        Research and Development – Research and development expenses (“R&D”) decreased to $5.6 million for the three months ended September 30, 2004 compared to $7.0 million for the three months ended September 30, 2003. The decrease in R&D is primarily related to the transition of expenses from the development effort of NeutroSpec to the manufacturing effort and the timing of clinical trials of PT-141. This decrease in R&D expenses is temporary. Our R&D efforts, and their respective allocated costs, are currently concentrated on the following:

•	PT-141: For the three months ended September 30, 2004, approximately $3.4 million of R&D expense was attributed to PT-141 compared to approximately $2.9 million for the three months ended September 30, 2003. We anticipate incurring approximately $9.0 million over the next 12 months as we progress with our clinical trials and product development programs, which is net of cost reimbursements related to our collaboration agreement with King.

•	NeutroSpec: For the three months ended September 30, 2004, approximately $1.2 million of R&D expense was attributed to NeutroSpec compared to approximately $3.3 million for the three months ended September 30, 2003. We anticipate incurring approximately $1.0 million of additional development expenses over the next 12 months to evaluate NeutroSpec’s market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical, inflammatory bowel disease and pulmonary imaging.

•	MIDAS: For the three months ended September 30, 2004, approximately $1.0 million of R&D expense was attributed to MIDAS compared to approximately $0.8 million for the three months ended September 30, 2003. Based on this effort, we have identified several molecules that are now in preclinical development as potential treatments for obesity, sexual dysfunction and inflammation. We anticipate incurring approximately $3.5 million over the next 12 months as we progress with our plans to initiate clinical testing of MC receptor agonists that are potential clinical development candidates for the treatment of obesity.

        General and Administrative — General and administrative expenses increased to $1.8 million for the three months ended September 30, 2004 compared to $1.6 million for the three months ended September 30, 2003. The increase in general and administrative expenses is mainly attributable to a temporary increase in legal fees pertaining to our collaboration agreement with King as well as increases in marketing and business development expenses, salaries and other stock based compensation and related personnel expenses.

        Interest Income — Interest income increased to $112,288 for the three months ended September 30, 2004 compared to $86,518 for the three months ended September 30, 2003. The increase in interest income is due to higher amounts of cash, cash equivalents and investments available to be invested.

        Net Loss — Net loss decreased to $3.0 million for the three months ended September 30, 2004 compared to $6.7 million for the three months ended September 30, 2003. The decrease was attributable to the changes in revenues and expenses explained above.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses. As of September 30, 2004, we had an accumulated deficit of $120.2 million. We have financed our net operating losses through September 30, 2004 primarily through a series of debt and equity financings. As of September 30, 2004, we had cash and cash equivalents of $31.9 million and investments of $2.5 million.

        Our product candidates are at various stages of research and development and some may never be successfully developed or commercialized. We received regulatory approval to market and sell NeutroSpec for diagnosis of appendicitis, and we need regulatory approval to market and sell PT-141, MIDAS products and NeutroSpec for other indications. PT-141, MIDAS products and NeutroSpec for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing, sales and competition.

Failure to obtain timely regulatory approval of NeutroSpec for indications other than for the diagnosis of appendicitis could delay further revenues from additional sales of NeutroSpec. This could make it more difficult to attract investment capital for funding our other research and development projects. Any of these possibilities could materially and adversely affect our operations.

        During the three months ended September 30, 2004, our operating activities provided net cash of $10.4 million and during the three months ended September 30, 2003 our operating activities used net cash of $5.3 million. The difference is primarily the result of our collaboration agreement with King.

        During the three months ended September 30, 2004, cash used in investing activities was $72,000, consisting entirely of capital expenditures. During the three months ended September 30, 2003, we used cash in investing activities of $36,000, consisting almost entirely of capital expenditures.

        During the three months ended September 30, 2004, net cash provided by financing activities was $3.6 million, consisting of proceeds from the issuance of common stock and warrants to King and the exercise of options and warrants. During the three months ended September 30, 2003, net cash provided by financing activities was $0.9 million, consisting primarily of proceeds from the exercise of options and warrants.

        We are and expect to continue actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

        We have incurred negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through at least December 31, 2005, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain trials and research activities until such time as appropriate financing was available.

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

        As of September 30, 2004, our cash and cash equivalents were $31.9 million and investments, which consisted of corporate debt securities and mutual funds, were $2.5 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 4. Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective to ensure that naterial information relating to Palatin was made known to them by others within Palatin, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting that occured during our most recent fiscal quarter that materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

         On October 29, 2004, Competitive Technologies, Inc., ("CTI") commenced an arbitration with us before the American Arbitration Association to settle assertions of breach of the terms of our license agreement for technology related to PT-141, our lead therapeutic drug candidate for the treatment of both male and female sexual dysfunction. In the arbitration demand, as a result of the closing of our Collaborative Development and Marketing Agreement, CTI alleges "damages in the amount of at least $4.0 million, plus interest, costs and attorneys' fees. CTI reserves the right to adjust the claimed damages if additional information is discovered during the course of the arbitration."

        We have acknowledged that a dispute exists between CTI and us concerning the interpretation of this license agreement related to amounts that may be owed to CTI thereunder. The license agreement provides for binding arbitration as the remedy for dispute resolution. We dispute CTI's assertions and believe we have meritorious defenses. We intend to vigorously defend ourselves in arbitration and assert all rights accorded to us under the license agreement and at law. We believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

         On August 17, 2004, we entered into a collaborative agreement with King Pharmaceuticals Inc. under which King purchased 1,176,125 shares of Palatin common stock, and three-year warrants to purchase 235,225 shares of common stock at $4.25 per share, for an aggregate price of $5,000,000. We made the sale to King, an accredited investor, pursuant to Regulation D under the Securities Act of 1933. King represented to us that it was purchasing the securities for its own account for investment and not with a view toward resale or distribution to others. The certificates representing the shares of common stock and warrants bear restrictive legends.

Item 3. Defaults Upon Senior Securities.

         None.

Item 4. Submission of Matters to a Vote of Security Holders.

At our special meeting of stockholders which convened on August 27, 2004 and re-convened on September 24, 2004, the stockholders voted on the following issues:

•	Approval of an amendment to the Certificate of Incorporation to increase the authorized common stock; and
•	Approval of an increase in common stock available for issuance under the 1996 Stock Option Plan from 5,000,000 to 10,000,000 shares.

Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Item:	For:	Against:	Abstentions:	Broker Un-voted:
Increase in authorized common stock	30,403,348	10,171,692	89,876	0
Increase in common stock available for issuance under the 1996 Stock Option Plan	15,091,660	2,552,550	72,803	22,947,903

Abstentions and broker non-votes were counted neither for nor against the increase in authorized common stock, which passed. Due to a special majority requirement under the 1996 Stock Option Plan, abstentions and broker non-votes were counted against the increase in common stock available for issuance under the Plan, which did not pass.

Item 5. Other Information.

         None.

Item 6. Exhibits

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

Palatin Technologies, Inc. (Registrant)

Date: November 9, 2004	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 9, 2004	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)