Form 10-Q
period 2004-12-31
PALATIN TECHNOLOGIES INC
filed 2005-02-09
CIK 911216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 001-15543

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

As of January 26, 2005, 54,020,706 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I – FINANCIAL INFORMATION

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

                                                                    December 31,         June 30,
                                                                         2004              2004
                                                                   --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  28,744,670     $  17,947,076
  Available for sale investments                                       2,400,154         2,465,350
  Accounts receivable                                                  2,808,991                 -
  Inventories                                                            683,559                 -
  Prepaid expenses and other                                             889,241           428,917
                                                                   --------------    --------------
      Total current assets                                            35,526,615        20,841,343

Property and equipment, net                                            2,712,299         2,934,739
Restricted cash                                                          350,000           428,075
Other                                                                    894,512           174,930
                                                                   --------------    --------------
      Total assets                                                 $  39,483,426     $  24,379,087
                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current portion                       $     10,851      $     33,491
  Accounts payable                                                     3,619,101         2,019,970
  Accrued expenses                                                     2,813,174         2,067,183
  Accrued compensation                                                   200,000           599,600
  Deferred revenue, current portion                                    4,340,331           242,000
                                                                   --------------    --------------
      Total current liabilities                                       10,983,457         4,962,244

Capital lease obligations, net of current portion                         23,754            30,203
Deferred revenue, net of current portion                              10,749,059                 -
                                                                   --------------    --------------
      Total liabilities                                               21,756,270         4,992,447
                                                                   --------------    --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; issued and outstanding 11,697 shares
      as of December 31, 2004 and June 30, 2004                              117               117
  Common stock of $.01 par value - authorized 150,000,000 shares;
    issued and outstanding 54,020,706 and 52,790,589 shares as of
      December 31, 2004 and June 30, 2004, respectively                  540,207           527,906
  Additional paid-in capital                                         139,739,522       136,148,482
  Deferred compensation                                                        -           (78,407)
  Accumulated other comprehensive loss                                   (99,968)          (84,772)
  Accumulated deficit                                               (122,452,722)     (117,126,686)
                                                                   --------------    --------------
      Total stockholders' equity                                      17,727,156        19,386,640
                                                                   --------------    --------------
      Total liabilities and stockholders' equity                   $  39,483,426     $  24,379,087
                                                                   ==============    ==============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

                             Three Months Ended December 31,   Six Months Ended December 31,
                             -------------------------------   -----------------------------
                                   2004            2003            2004             2003
                               ------------    ------------    ------------    -------------
REVENUES:
  Product and royalty          $ 1,505,859     $         -     $ 2,249,498     $          -
  Licenses, grants and
   contracts                     3,307,870         291,354       7,055,850        2,124,065
                               ------------    ------------    ------------    -------------
       Total revenues            4,813,729         291,354       9,305,348        2,124,065
                               ------------    ------------    ------------    -------------

OPERATING EXPENSES:
  Cost of product and
    royalty revenues               220,291               -         380,235                -
  Research and development       6,116,359       3,814,355      11,765,124       10,832,717
  General and administrative     1,506,232       1,388,657       3,338,895        3,003,329
                               ------------    ------------    ------------    -------------
       Total operating           7,842,882       5,203,012      15,484,254       13,836,046
        expenses
                               ------------    ------------    ------------    -------------

Loss from operations            (3,029,153)     (4,911,658)     (6,178,906)     (11,711,981)
                               ------------    ------------    ------------    -------------

OTHER INCOME (EXPENSE):
  Investment income                167,346          86,573         279,634          173,091
  Interest expense                  (4,981)         (6,216)         (7,039)         (11,767)
                               ------------    ------------    ------------    -------------
       Total other income, net     162,365          80,357         272,595          161,324
                               ------------    ------------    ------------    -------------

Loss before income taxes        (2,866,788)     (4,831,301)     (5,906,311)     (11,550,657)
Income tax benefit                 580,275         240,836         580,275          240,836
                               ------------    ------------    ------------    -------------

NET LOSS                       $(2,286,513)    $(4,590,465)    $(5,326,036)    $(11,309,821)
                               ============    ============    ============    =============

Basic and diluted net loss
  per common share             $     (0.04)    $     (0.10)    $     (0.10)    $      (0.26)
                               ============    ============    ============    =============

Weighted average number of
  common shares outstanding
  used in computing basic
  and diluted net loss per
  common share                  53,997,547      44,531,302      53,686,347       43,846,291
                               ============    ============    ============    =============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                           Six Months Ended December 31,
                                                           -----------------------------
                                                               2004             2003
                                                           ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $(5,326,036)    $(11,309,821)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            324,692          317,597
      Stock-based compensation                                  (2,301)         761,379
      Changes in certain operating assets and liabilities:
        Accounts receivable                                 (2,808,991)        (250,000)
        Inventories                                           (683,559)               -
        Prepaid expenses and other                          (1,104,415)         109,389
        Accounts payable                                     1,599,131         (226,924)
        Accrued expenses and other                             346,391         (814,880)
        Deferred revenues                                   14,847,390         (124,065)
                                                           ------------    -------------
          Net cash provided by (used in) operating           7,192,302      (11,537,325)
            activities
                                                           ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale or maturity of short-term investments                50,000           50,049
      Purchases of property and equipment                      (99,668)         (81,431)
                                                           ------------    -------------
            Net cash used in investing activities              (49,668)         (31,382)
                                                           ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                    (29,089)        (107,270)
      Proceeds from common stock, stock option
        and warrant issuances, net                           3,684,049        4,748,466
                                                           ------------    -------------
            Net cash provided by financing activities        3,654,960        4,641,196
                                                           ------------    -------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      10,797,594       (6,927,511)

CASH AND CASH EQUIVALENTS, beginning
   of period                                                17,947,076       14,294,603
                                                           ------------    -------------

CASH AND CASH EQUIVALENTS, end of period                   $28,744,670     $  7,367,092
                                                           ============    =============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)     Organization:

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company focused on discovering and developing melanocortin (“MC”)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease) and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing the Company’s products under development and identifying new product targets through the utilization of the Company’s patented drug discovery platform.

        In July 2004, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec™, the Company’s proprietary radiolabeled monoclonal antibody product, for imaging equivocal appendicitis in patients. NeutroSpec is marketed and distributed by the Company’s strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”). The Company is currently conducting additional clinical trials with NeutroSpec and evaluating its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical abscess, inflammatory bowel disease and pulmonary imaging.

        PT-141, the Company’s lead therapeutic drug candidate, is a patented, nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. The Company completed various Phase 1 safety studies and Phase 2A efficacy studies in male subjects and patients. The Company completed a Phase 2B at-home dose-ranging study with PT-141 in male patients. The Company also completed a Phase 1 safety study in female subjects and a Phase 2A efficacy study in female patients with Female Sexual Dysfunction.

        In addition, the Company has several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including obesity, cachexia, sexual dysfunction and inflammation.

        In August 2004, the Company entered into a Collaborative Development and Marketing Agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company, to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. King and Palatin currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. Palatin has the option to create, with King, a urology specialty sales force to co-promote the product in the U.S. if the product is successfully developed and commercialized.

        Key elements of the Company’s business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under investigation, expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development and discovery programs with the cash flow from its NeutroSpec and PT-141 collaboration agreements.

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying financial statements, the Company incurred a net loss of $5,326,036 for the six months ended December 31, 2004 and has an accumulated deficit of $122,452,722 as of December 31, 2004. The Company anticipates incurring additional losses in the future as it continues to expand clinical trials for other indications of NeutroSpec and continues research and development of PT-141 and its MIDAS™ (Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has cash and cash equivalents of $28,744,670 and investments of $2,400,154 as of December 31, 2004. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through at least December 31, 2005, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

        Concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash and cash equivalents primarily in one money market fund sponsored by a highly-rated financial institution.

        The Company’s accounts receivable as of December 31, 2004 consist of amounts due from Mallinckrodt and King under its collaboration agreements.

        Revenue from King represented 68% and 54% of the Company’s total revenue in the three and six months ended December 31, 2004, respectively, and revenue from Mallinckrodt represented 31% and 46% of the Company’s total revenue in the three and six months ended December 31, 2004, respectively. Revenue from Mallinckrodt represented 100% of the Company’s revenue in the corresponding periods of 2003.

(2)        BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2004, its results of operations for the three and six months ended December 31, 2004 and 2003 and its cash flows for the six months ended December 31, 2004 and 2003. The results of operations for the three and six month periods ended December 31, 2004 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2005.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2004 and 2003 and for each of the three fiscal years ended June 30, 2004. Prior to the Company’s current fiscal year, the Company was considered to be a development-stage enterprise. As a result, certain related disclosures and cumulative amounts presented in prior years have been omitted, as they are no longer required.

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and all such investments are recorded at fair value. The investments consist of mutual funds. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in other comprehensive loss and as a separate component of stockholders’ equity until realized. Interest on securities classified as available for sale is included in investment income. Realized gains and losses are recorded in the statement of operations in the period that the transaction occurs.

        The following is a summary of available for sale investments as of December 31, 2004:

                                                  Gross           Gross
                                                Unrealized      Unrealized
                                  Cost            Gains           Losses       Fair Value
                             --------------    -------------   -----------    ------------
Mutual funds                 $ 2,500,122       $         -     $  (99,968)    $ 2,400,154
                             ------------      ------------    -----------    ------------
Total                        $ 2,500,122       $         -     $  (99,968)    $ 2,400,154
                             ============      ============    ===========    ============

        The following is a summary of available for sale investments as of June 30, 2004:

                                                  Gross           Gross
                                                Unrealized      Unrealized
                                  Cost            Gains           Losses       Fair Value
                             --------------    -------------   -----------    ------------
Corporate debt securities    $      50,000     $        521    $              $    50,521
Mutual funds                     2,500,122                -       (85,293)      2,414,829
                             --------------    -------------   -----------    ------------
Total                        $   2,550,122     $        521    $  (85,293)    $ 2,465,350
                             ==============    =============   ===========    ============

        Inventories – The Company’s inventories are related to NeutroSpec. Inventories are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development. As of December 31, 2004, all inventories consist of work-in-progress materials.

        Deferred Charges – Certain license fee payments related to PT-141 and the Company’s collaborative agreement with King are being amortized over the period in which the Company performs certain development activities under the agreement.

        Revenue Recognition – Product and royalty revenues consist of revenue from the sale of NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. Product revenues are recognized upon delivery and acceptance of the product to Mallinckrodt, which is when title transfers. Upon acceptance of the product, Mallinckrodt does not have the right of return or right to cancel or terminate the sale. Royalty revenues are recognized based on Mallinckrodt’s reported net sales of product.

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the period in which it performs certain development activities under the applicable agreement. The actual performance period may vary. The Company adjusts the performance period estimate based upon available facts and circumstances. Estimated reimbursements for research and development activities and government grants are recorded in the period that the Company performs the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved. Milestones are based on the occurrence of a substantive element specified in the contract or as a measure of substantive progress towards completion under the contract. Grant and other contract revenues are recognized as the Company provides the services stipulated in the underlying grants and/or contracts based on the time and materials incurred.

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

        King paid the Company $20,000,000 at closing and may pay potential milestone payments to the Company totaling up to $100,000,000 for achieving certain male Erectile Dysfunction (“ED”) and Female Sexual Dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds, a portion of which may be received in the form of equity contributions.

        Of the $20,000,000 payment received at closing, $3,606,672 was recorded as an equity contribution and $16,393,328 was recorded as deferred revenue to be recognized as revenue over the remaining development term of this agreement. The amount attributable to the equity contribution was based on the fair value of 1,176,125 shares of common stock and three-year warrants to purchase 235,225 shares of common stock at $4.25 per share which were issued to King. For the three and six months ended December 31, 2004, the Company recognized $1,024,583 and $1,545,937, respectively, of the deferred revenue.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation cost is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, as amended in SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123", the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The Company applies APB 25 and the related interpretations in accounting for its stock options. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, the Company’s net loss attributable to common stockholders and net loss per common share would have been equal to the following pro forma amounts:

                               Three Months Ended December 31,   Six Months Ended December 31,
                               -------------------------------   -----------------------------
                                     2004            2003            2004             2003
                                 ------------    ------------    ------------    -------------
Net loss attributable to
      common stockholders:
As reported                      $(2,286,513)    $(4,590,465)    $(5,326,036)    $(11,309,821)
Stock-based employee
      compensation expense
      included in the
      determination of net
      loss as reported                      -         308,415          68,333          778,815
Impact of total stock-based
      compensation expense
      determined under
      fair-value-based method       (264,245)       (724,009)       (585,203)      (1,490,469)
                                 ------------    ------------    ------------    -------------
Pro forma                        $(2,550,758)    $(5,006,059)    $(5,842,906)    $(12,021,475)
                                 ============    ============    ============    =============
Basic and diluted net loss
      per common share:

As reported                      $     (0.04)    $     (0.10)    $     (0.10)           (0.26)
Impact of SFAS 123                     (0.01)          (0.01)          (0.01)           (0.01)
                                 ------------    ------------    ------------    -------------
Pro forma                        $     (0.05)    $     (0.11)    $     (0.11)    $      (0.27)
                                 ============    ============    ============    =============

        The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; weighted average risk-free interest rate of approximately 3.4% and 3.4% in the three and six months ended December 31, 2004, respectively, and 3.3% and 3.3% in the three and six months ended December 31, 2003, respectively; expected volatility of approximately 90% and 90% in the three and six months ended December 31, 2004, respectively, and 93% and 93% in the three and six months ended December 31, 2003, respectively; and an expected option life of seven years.

        The Company accounts for options granted to consultants in accordance with EITF 96-18, “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services.” The Company determines the value of consultant’s stock options utilizing the Black-Scholes option pricing model.

        Income Taxes – The Company and its subsidiaries file consolidated federal and combined state income tax returns. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes” which requires, among other things, the use of the liability method in computing deferred income taxes.

        The Company provides for deferred income taxes relating to net operating loss and credit carryforwards and temporary differences in the recognition of income and expense items (primarily relating to accrued expenses, depreciation, amortization, certain leases and, in the fiscal year ending June 30, 2005, deferred revenue from King)

for financial and tax reporting purposes. Such amounts are measured using current tax laws and regulations in accordance with the provisions of SFAS 109.

        In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share – The Company applies SFAS 128, “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three and six months ended December 31, 2004 and 2003, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants at prices ranging from $0.01 to $21.70 per share amounted to 13,189,335 at December 31, 2004.

        Other Comprehensive Loss — Other comprehensive loss consists of the following:

                                 Three months ended December 31,  Six months ended December 31,
                                 ------------------------------   -----------------------------
                                      2004            2003            2004             2003
                                  ------------    ------------    ------------    -------------
Net loss                          $(2,286,513)    $(4,590,465)    $(5,326,036)    $(11,309,821)
Unrealized loss on investments        (10,420)        (56,737)        (15,196)        (121,678)
                                  ------------    ------------    ------------    -------------
Comprehensive loss                $(2,296,933)    $(4,647,202)    $(5,341,232)    $(11,431,499)
                                  ============    ============    ============    =============

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

        Recently Issued Accounting Standards – In December 2004, the Financial Accounting Standards Board revised SFAS 123, “Accounting for Stock-Based Compensation”, by issuing SFAS 123(R), “Share-Based Payment”. SFAS 123(R) replaces SFAS 123 and APB  25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the beginning of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers. The Company has previously disclosed the pro forma impact on its earnings of adopting the fair value method of accounting for stock-based compensation under SFAS 123 in notes to its Consolidated Financial Statements for the years ended June 30, 2004, 2003, and 2002 and the three months ended September 30, 2004 and the pro forma impact on the three and six months ended December 31, 2004 is shown above. The fair-value-based method of SFAS 123 is similar in most respects to the fair-value-based method under SFAS 123(R), however certain transition rules of SFAS 123(R) may affect the impact on the Company’s consolidated financial position or results of operations. Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

(4)     COMMITMENTS AND CONTINGENCIES

        On October 29, 2004, Competitive Technologies, Inc. (“CTI”) commenced an arbitration with the Company before the American Arbitration Association to settle assertions of breach of the terms of the Company’s license agreement with CTI. In the arbitration demand, CTI alleges it is owed $4,000,000, or 20% of the $20,000,000 received by the Company upon the closing of the Company’s Collaborative Development and Marketing Agreement with King.

        A dispute exists between CTI and the Company concerning the interpretation of this license agreement related to whether PT-141 is a Licensed Product and to amounts that may be owed to CTI thereunder. The license agreement provides for binding arbitration as the remedy for dispute resolution. Palatin disputes CTI’s assertions and believes the Company has meritorious defenses. Palatin intends to vigorously defend itself in arbitration and assert all rights accorded it, including under the license agreement and at law.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by Palatin or by officers, directors, or employees of Palatin acting on Palatin’s behalf, that are not historical facts constitute “forward-looking statements” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this quarterly report on Form 10-Q that are not strictly historical statements including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding the strategy and plans of the Company and its strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. The Company’s future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in our annual report on Form 10-K for the fiscal year ended June 30, 2004, as well as in our other Securities and Exchange Commission filings.

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

Critical Accounting Policies and Estimates

        We have prepared the accompanying consolidated financial statements in conformity with U.S. generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Our significant accounting policies and our commitments and contingencies are described in the "Notes to Consolidated Financial Statements" contained in our annual report on Form 10-K for the fiscal year ended June 30, 2004. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation charges are the most critical.

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. We consider our performance period to be the initial research term. The actual performance period may vary. We will adjust the performance period estimate based upon available facts and circumstances. As a result of such adjustments, the period over which such deferred revenue will be recognized may change.

Accrued Expenses

        A significant portion of our development activities are performed by third-parties. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed.

Stock-based Compensation

        Stock-based compensation to consultants and advisors and pro forma disclosures of stock-based compensation to employees includes the fair value of options granted calculated using the Black-Scholes method, which requires us to estimate interest rates volatility and expected option lives. In addition, certain options are subject to periodic remeasurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. As a result, stock-based compensation charges may vary significantly from period to period.

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

        In July 2004, we received approval from the FDA to market NeutroSpec™, our proprietary radiolabeled monoclonal antibody product, for imaging equivocal appendicitis in patients. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”).

        Our near-term business strategy focuses on the continued development of PT-141 and supporting the commercial sale of NeutroSpec. Our long-term business strategy includes the advancement of our preclinical product pipeline and identification of new product targets through the utilization of our patented drug discovery platform, moving towards the commercialization of a broad portfolio of therapeutic products. Key elements of our business strategy include:

•	Selectively entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates under investigation;

•	Expansion of our pipeline through the utilization of our MC expertise and patented drug discovery platform;

•	Opportunistic acquisition of synergistic products and technologies; and

•	Partial funding of our development and discovery programs with the cash flow from our NeutroSpec and PT-141 collaboration agreements.

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

        We have completed various Phase 1 safety studies and Phase 2A and Phase 2B efficacy studies in male subjects and patients. We plan to initiate an additional Phase 2B efficacy study in male patients with ED during the second half of calendar year 2005. We have completed a Phase 1 safety study in female subjects and a Phase 2A efficacy study in female patients with Female Sexual Dysfunction (“FSD”).

        Collaborative Development and Marketing Agreement with King. In August 2004, we entered into a collaboration agreement with King to jointly develop and commercialize PT-141. Pursuant to the terms of the agreement, we will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. We currently plan to seek a partner for PT-141 for territories outside of North America with whom we would jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. However, there can be no assurance that we will be able to enter into any such alliance or arrangement on terms acceptable to us or at all.

        King paid us $20.0 million at closing and may pay potential milestone payments to Palatin totaling up to $100.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to us totaling up to an additional $130.0 million upon achieving specified annual North American net sales thresholds.

        ED is defined as the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenetic issues may contribute to ED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of ED and more than 30 million men in the United States may be afflicted with some form of ED, with less than 20% seeking treatment. The current market size for ED is estimated to be more than $2 billion per year. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSD is prevalent in approximately 50% of women over the age of 30 and that greater than 35 million women in the United States may be afflicted with some form of FSD. FSD includes disorders associated with desire, arousal, orgasm and pain. There is tremendous competition to develop, market and sell drugs for the treatment of ED and FSD.

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

        In July 2004, we received approval from the FDA to market NeutroSpec, a novel imaging agent, indicated for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. NeutroSpec is marketed and distributed by our strategic collaboration partner, Mallinckrodt.

        We are also conducting additional clinical trials with NeutroSpec to evaluate its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical abscess, inflammatory bowel disease and pulmonary imaging.

        Strategic Collaboration Agreement with Mallinckrodt. On May 13, 2002, we entered into an agreement with Mallinckrodt to amend our Strategic Collaboration Agreement dated as of August 17, 1999. Under the terms of the original agreement, in addition to other provisions, Mallinckrodt paid us a licensing fee of $0.5 million and an additional $13.0 million to purchase 700,000 restricted unregistered shares of our preferred stock. We shared NeutroSpec development expenses prior to FDA approval equally with Mallinckrodt. Mallinckrodt agreed to pay us milestone payments of an additional $10.0 million on FDA approval of the first NeutroSpec indication and on attainment of certain sales goals following product launch. We agreed to be responsible for the manufacture of NeutroSpec and Mallinckrodt agreed to pay us a transfer price on each product unit transferred to Mallinckrodt and a royalty on the net sales of NeutroSpec.

        Under the terms of the amended agreement, Mallinckrodt committed up to an additional $3.2 million, subject to certain conditions and attaining certain milestones, to offset a portion of the estimated expenses associated with completing the FDA review process. Additionally, timing of the original $10.0 million in milestone payments was revised to coincide with NeutroSpec’s FDA approval and achievement of future sales goals. The $3.2 million has been paid in full and we received a $2.0 million milestone payment upon FDA approval.

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

        We have identified a series of lead compounds that decrease food intake and body weight in normal and genetically-obese animals. In January 2005, we announced that data on this activity of our lead series of MC receptor, small molecule agonists, under development for the treatment of obesity, were presented at the 2005 Keystone Symposia on Obesity: Molecular Physiology and Genetics of the Control of Body Weight.

        Generation of commercially viable protein and peptide drug molecules with desirable properties continues to be arduous, expensive and labor-intensive. We believe that our MIDAS technology would simplify the development process by eliminating many of the inherent limitations associated with peptides and proteins. We intend to seek to enter into strategic alliances or collaborative arrangements to provide additional financial and technical resources for MIDAS development. However, there can be no assurance that we will be able to enter into any such alliance or arrangement.

Results of Operations

Three and Six Months Ended December 31, 2004 Compared to the Three and Six Months Ended December 31, 2003.

        Product and Royalty Revenues – For the three and six months ended December 31, 2004, we recognized product and royalty revenues of $1.5 million and $2.2 million, respectively, related to NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt. The Company received FDA approval to market NeutroSpec in July 2004. Accordingly, there was no product revenue or royalty revenue recognized for the three and six months ended December 31, 2003.

        Licenses, Grants and Contracts – For the three and six months ended December 31, 2004, we recognized $3.3 million and $7.1 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $3.3 million and $5.0 million, respectively, related to PT-141 pursuant to our collaboration agreement with King, completed in August 2004, and (ii) $0 and $2.0 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and six months ended December 31, 2003, we recognized $0.3 million and $2.1 million, respectively, in contract revenue, primarily related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The Company expects to continue to earn contract revenue from King as the development of PT-141 continues, in the form of reimbursement of shared development costs and the recognition of deferred license fees. The Company may also earn contract revenue from Mallinckrodt and King based on the attainment of certain development milestones.

        Cost of Product and Royalty Revenues – For the three and six months ended December 31, 2004, we recognized $0.2 million and $0.4 million, respectively, in cost of product and royalty revenues related to NeutroSpec, which was approved by the FDA in July 2004. There was no corresponding cost of product revenues or royalties for the three and six months ended December 31, 2003. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we use and sell this inventory, the cost of product revenues we recognize will exclude amounts previously expensed. Therefore, we expect our cost of product revenue to increase significantly in future periods as this inventory is consumed and replaced.

        Research and Development – Research and development expenses ("R&D") increased to $6.1 million and $11.8 million for the three and six months ended December 31, 2004, respectively, compared to $3.8 million and $10.8 million for the three and six months ended December 31, 2003, respectively, as increases in development spending on PT-141 were partially offset by lower spending on NeutroSpec, which was approved by the FDA in July 2004. Research and development expenses related to PT-141 increased $3.2 million and $3.7 million for the three and six months ended December 31, 2004, respectively compared to the three and six months ended December 31, 2003, primarily due to increased nonclinical development activities. For the three and six months ended December 31, 2004, research and development spending on NeutroSpec decreased $1.2 million and $3.2 million, respectively, from the three and six months ended December 31, 2003. The three and six month periods of 2003 included greater nonclinical development spending, prior to FDA approval in July 2004. We anticipate incurring additional development expenses to evaluate NeutroSpec's market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. The Company expects to continue to incur significant research and development expenses on these programs and on its MIDAS program. The amount and timing of such expenses will depend on a number of factors described in our annual report on Form 10-K for the fiscal year ended June 30, 2004, including the results of the Company's research activities, its collaboration agreements and the availability and sources of financing.

        General and Administrative – General and administrative expenses increased to $1.5 million and $3.3 million for the three and six months ended December 31, 2004, respectively, compared to $1.4 million and $3.0 million for the three and six months ended December 31, 2003, respectively, as increases related to the general expansion of the Company’s business activities were partially offset by lower stock-based compensation charges.

        Income Taxes – Income tax benefits of $0.6 million in the three and six months ended December 31, 2004 and $0.2 million in the three and six months ended December 31, 2003 relate to the sale of New Jersey State net operating loss carryforwards and research and development credits. The amount of such losses and tax credits we may sell depends on annual pools and allocations established by the State of New Jersey.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. As of December 31, 2004, we had an accumulated deficit of $122.5 million. We have financed our net operating losses through December 31, 2004 primarily through a series of debt and equity financings and revenue received under collaborative agreements. As of December 31, 2004, we had cash and cash equivalents of $28.7 million and investments of $2.4 million.

        Our product candidates are at various stages of research and development and some may never be successfully developed or commercialized. We received regulatory approval to market and sell NeutroSpec for diagnosis of appendicitis, and we will need regulatory approval to market and sell PT-141, MIDAS products and NeutroSpec for other indications. PT-141, MIDAS products and NeutroSpec for other indications will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing, sales and competition.

        Failure to obtain timely regulatory approval for our other products and indications would impact our ability to increase sales and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations.

        In July 2004, we received approval from the FDA to market NeutroSpec. Approval of NeutroSpec does not assure the product’s commercial success. If NeutroSpec does not achieve adequate market acceptance, our financial condition and results of operations will be adversely affected.

        During the six months ended December 31, 2004, our operating activities provided net cash of $7.2 million. During the six months ended December 31, 2003, our operating activities used net cash of $11.5 million. The difference is primarily the result of cash received under our collaboration agreement with King, which was completed in August 2004.

        During the six months ended December 31, 2004 and 2003, cash used in investing activities was $50,000 and $31,000, respectively, consisting of capital expenditures, net of cash received upon maturity of investments. As a result of planned increases in its development and other business activities and related employment, the Company intends to expand its facilities in Cranbury, NJ. The Company projects that related capital expenditures will be approximately $1.0 million and be completed by June 30, 2005.

        During the six months ended December 31, 2004, net cash provided by financing activities was $3.7 million, due primarily to proceeds from the issuance of common stock and warrants to King and the exercise of options and warrants. During the six months ended December 31, 2003, net cash provided by financing activities was $4.6 million, primarily from the exercise of options and warrants.

        We are, and expect to continue, actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk related to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards, and with respect to our investments, we limit the amount of credit exposure as to any one issue, issuer and type.

        As of December 31, 2004, our cash and cash equivalents were $28.7 million and our investments, which consisted of mutual funds, were $2.4 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our investments.

        Foreign Currency Risk. A significant portion of the cost of manufacturing NeutroSpec is denominated in Euros. Therefore, a fluctuation in exchange rates between the Euro and the U.S. dollar would affect the Company’s future cost of product revenues. The impact on the Company’s future results of operations of any such change will be dependent on the volume and timing of the Company’s future purchases. In addition, the Company incurs certain research and development costs denominated in foreign currency, which fluctuate from period to period.

        As of December 31, 2004, the amount of accounts payable and accrued expenses denominated in Euros was approximately $1,048,000. Percentage increases in the U.S. dollar cost of Euros would result in corresponding increases in such liabilities. The Company has not hedged its exposures to foreign exchange fluctuations. However, the Company monitors its foreign-currency denominated liabilities and commitments on an ongoing basis and may enter into hedging transactions in the future.

Item 4. Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to Palatin was made known to them by others within Palatin, particularly during the period in which this quarterly report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

        On October 29, 2004, Competitive Technologies, Inc. (“CTI”) commenced an arbitration with us before the American Arbitration Association to settle assertions of breach of the terms of our license agreement with CTI. In the arbitration demand, as a result of the closing of the Company’s Collaborative Development and Marketing Agreement, CTI alleges “damages in the amount of at least $4.0 million, plus interest, costs and attorneys’ fees. CTI reserves the right to adjust the claimed damages if additional information is discovered during the course of the arbitration.”

        A dispute exists between CTI and us concerning the interpretation of this license agreement related to whether PT-141 is a Licensed Product and amounts that may be owed to CTI thereunder. The license agreement provides for binding arbitration as the remedy for dispute resolution. We dispute CTI’s assertions and believe we have meritorious defenses. We intend to vigorously defend ourselves in arbitration and assert all rights accorded to us, including under the license agreement and at law. We believe that the ultimate resolution of this matter will not have a material adverse effect on our financial position or results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.   Defaults Upon Senior Securities.

         None.

Item 4.   Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which convened on December 9, 2004 and re-convened on January 7, 2005, the stockholders voted on the following issues:

•	Election of directors;
•	Ratification of the appointment of our independent auditors for the fiscal year ending June 30, 2005; and
•	Approval of an increase in common stock available for issuance under the 1996 Stock Option Plan

         Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Election of directors:
	For	Withheld
Carl Spana, Ph.D.	33,404,069	5,698,257
John K.A. Prendergast, Ph.D.	33,379,898	5,722,428
Perry B. Molinoff, M.D.	33,585,405	5,516,921
Robert K. deVeer, Jr.	33,569,373	5,532,953
Zola P. Horovitz, Ph.D.	32,805,750	6,296,576
Robert I. Taber, Ph.D.	33,578,630	5,523,696
Errol De Souza, Ph.D.	33,581,405	5,520,921

Other:
	For	Against	Abstentions	Broker Nonvotes
Ratification of auditors	38,817,680	229,348	52,298	0
Increase in common stock available for issuance under the 1996 Stock Option Plan	11,164,279	7,392,798	120,229	20,425,020

Abstentions and broker non-votes were counted neither for nor against the election of directors or the ratification of auditors. Due to a special majority requirement under the 1996 Stock Option Plan (the “Plan”), abstentions and broker non-votes were counted against the proposal to increase the common stock available for issuance under the Plan, which proposal did not pass.

Item 5.   Other Information.

         None.

Item 6.   Exhibits

Exhibits filed with this report:

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 9, 2005	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 9, 2005	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)