Form 10-Q
period 2005-03-31
PALATIN TECHNOLOGIES INC
filed 2005-05-10
CIK 911216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

As of May 6, 2005, 54,049,039 shares of the issuer's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

                                                                      March 31,         June 30,
                                                                        2005              2004
                                                                   --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  25,026,850     $  17,947,076
  Available for sale investments                                       2,386,071         2,465,350
  Accounts receivable                                                  1,489,170                 -
  Inventories                                                            855,617                 -
  Prepaid expenses and other                                             954,902           428,917
                                                                   --------------    --------------
      Total current assets                                            30,712,610        20,841,343

Property and equipment, net                                            6,026,841         6,356,089
Restricted cash                                                          350,000           428,075
Other                                                                    837,580           174,930
                                                                   --------------    --------------
      Total assets                                                 $  37,927,031     $  27,800,437
                                                                   ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current portion                       $      11,100     $      33,491
  Accounts payable                                                     5,025,122         2,019,970
  Accrued expenses                                                     1,756,668         2,461,605
  Accrued compensation                                                   300,000           599,600
  Deferred revenue, current portion                                    4,340,324           242,000
                                                                   --------------    --------------
      Total current liabilities                                       11,433,214         5,356,666

Capital lease obligations, net of current portion                         20,884            30,203
Deferred rent, net of current portion                                  2,912,874         3,026,928
Deferred revenue, net of current portion                               9,724,483                 -
                                                                   --------------    --------------
      Total liabilities                                               24,091,455         8,413,797
                                                                   --------------    --------------

Commitments and contingencies (Note 4)

Stockholders' equity:
  Preferred stock of $.01 par value - authorized 10,000,000 shares;
    Series A Convertible; issued and outstanding 11,697 shares
    as of March 31, 2005 and June 30, 2004                                   117               117
  Common stock of $.01 par value - authorized 150,000,000 shares;
    issued and outstanding 54,049,039 and 52,790,589 shares as of
    March 31, 2005 and June 30, 2004, respectively                       540,490           527,906
  Additional paid-in capital                                         139,801,998       136,148,482
  Deferred compensation                                                        -           (78,407)
  Accumulated other comprehensive loss                                  (114,051)          (84,772)
  Accumulated deficit                                               (126,392,978)     (117,126,686)
                                                                   --------------    --------------
      Total stockholders' equity                                      13,835,576        19,386,640
                                                                   --------------    --------------
      Total liabilities and stockholders' equity                   $  37,927,031     $  27,800,437
                                                                   ==============    ==============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

                                  Three Months Ended March 31,     Nine Months Ended March 31,
                                  ----------------------------    -----------------------------
                                      2005            2004            2005             2004
                                  ------------    ------------    ------------    -------------
REVENUES:
  Product and royalty             $   465,974     $         -     $ 2,715,472     $          -
  Licenses, grants and
   contracts                        2,340,869         180,754       9,396,719        2,304,819
                                  ------------    ------------    ------------    -------------
    Total revenues                  2,806,843         180,754      12,112,191        2,304,819
                                  ------------    ------------    ------------    -------------

OPERATING EXPENSES:
  Cost of product and
   royalty revenues                    91,206               -         471,441                -
  Research and development          4,854,417       7,127,006      16,619,541       17,959,723
  General and administrative        1,958,738       1,164,992       5,297,633        4,168,322
                                  ------------    ------------    ------------    -------------
    Total operating expenses        6,904,361       8,291,998      22,388,615       22,128,045
                                  ------------    ------------    ------------    -------------

Loss from operations               (4,097,518)     (8,111,244)    (10,276,424)     (19,823,226)
                                  ------------    ------------    ------------    -------------

OTHER INCOME (EXPENSE):
  Investment income                   161,169          88,297         440,803          261,389
  Interest expense                     (3,907)         (4,535)        (10,946)         (16,302)
                                  ------------    ------------    ------------    -------------
    Total other income, net           157,262          83,763         429,857          245,807
                                  ------------    ------------    ------------    -------------

Loss before income taxes           (3,940,256)     (8,027,481)     (9,846,567)     (19,578,139)
Income tax benefit                          -               -         580,275          240,836
                                  ------------    ------------    ------------    -------------

NET LOSS                          $(3,940,256)    $(8,027,481)    $(9,266,292)    $(19,337,303)
                                  ============    ============    ============    =============

Basic and diluted net loss per
   common share                   $     (0.07)    $     (0.16)    $     (0.17)    $      (0.42)
                                  ============    ============    ============    =============

Weighted average number of
   common shares outstanding
   used in computing basic
   and diluted net loss per
   common share                    54,021,372      50,455,484      53,796,392          46,033,334
                                  ============    ============    ============    ================

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                                   Nine Months Ended March 31,
                                                                 -----------------------------
                                                                     2005             2004
                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(9,266,292)    $(19,337,303)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  806,689          805,805
      Stock-based compensation                                        (2,301)         858,982
      Changes in certain operating assets and liabilities:
        Accounts receivable                                       (1,489,170)         (26,258)
        Inventories                                                 (855,617)               -
        Prepaid expenses and other                                (1,095,573)         183,039
        Accounts payable                                           3,005,152          909,699
        Accrued expenses and other                                (1,118,591)        (187,190)
        Deferred revenues                                         13,822,807         (155,081)
                                                                 ------------    -------------
          Net cash provided by (used in) operating activities      3,807,104      (16,948,307)
                                                                 ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale or maturity of short-term investments                          50,005           50,049
  Purchases of property and equipment                               (474,127)        (108,856)
                                                                 ------------    -------------
    Net cash used in investing activities                           (424,122)         (58,807)
                                                                 ------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations                              (31,710)        (150,210)
  Proceeds from common stock, stock option
   and warrant issuances, net                                      3,728,502       26,100,972
                                                                 ------------    -------------
    Net cash provided by financing activities                      3,696,792       25,950,762
                                                                 ------------    -------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                             7,079,774        8,943,648

CASH AND CASH EQUIVALENTS, beginning
  of period                                                       17,947,076       14,294,603
                                                                 ------------    -------------

CASH AND CASH EQUIVALENTS, end of period                         $25,026,850     $ 23,238,251
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

        In July 2004, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec(TM), the Company’s proprietary radiolabeled monoclonal antibody product, for imaging and diagnosing equivocal appendicitis. NeutroSpec is marketed and distributed by the Company’s strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”). The Company is currently conducting additional clinical trials with NeutroSpec and evaluating its market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary infection.

        PT-141, the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction. The Company completed various Phase 1 safety studies and Phase 2A and Phase 2B efficacy studies in male subjects and patients. The Company also completed a Phase 1 safety study in female subjects and a Phase 2A efficacy study in female patients with female sexual dysfunction.

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

        In addition, the Company has several preclinical drug candidates under investigation based on the MC family of receptors for various therapeutic indications including obesity, cachexia, and congestive heart failure.

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

        Business Risk and Liquidity — The Company has incurred cumulative negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying financial statements, the Company incurred a net loss of $9,266,292 for the nine months ended March 31, 2005 and has an accumulated deficit of $126,392,978 as of March 31, 2005. The Company anticipates incurring additional losses in the future as it conducts clinical trials for other indications of NeutroSpec and continues research and development of PT-141 and its MIDAS(TM)(Metal Ion-induced Distinctive Array of Structures) technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company has cash and cash equivalents of $25,026,850 and investments of $2,386,071 as of March 31, 2005. The Company expects that its existing capital resources will be adequate to fund the Company’s projected operations through at least March 31, 2006, based on current and projected expenditure levels. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

        Concentrations — Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company invests its excess cash and cash equivalents primarily in one money market fund sponsored by a highly-rated financial institution.

        The Company’s accounts receivable as of March 31, 2005 consist of amounts due from Mallinckrodt and King under its collaboration agreements.

        Revenue from King represented 83% and 61% of the Company’s total revenue in the three and nine months ended March 31, 2005, respectively, and revenue from Mallinckrodt represented 17% and 39% of the Company’s total revenue in the three and nine months ended March 31, 2005, respectively. Revenue from Mallinckrodt represented 17% and 94% of the Company’s revenue in the three and nine months ended March 31, 2004.

(2)   BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2005, its results of operations for the three and nine months ended March 31, 2005 and 2004 and its cash flows for the nine months ended March 31, 2005 and 2004. The results of operations for the three and nine month periods ended March 31, 2005 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2005.

        The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes financial statements as of June 30, 2004 and 2003 and for each of the three fiscal years ended June 30, 2004. Beginning with the Company’s current fiscal year, the Company is no longer considered to be a development-stage enterprise for accounting purposes. As a result, certain related disclosures and cumulative amounts presented in prior years have been omitted, as they are no longer required.

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

        The following is a summary of available for sale investments as of March 31, 2005:

                                                  Gross             Gross
                                                Unrealized        Unrealized
                                 Cost             Gains             Losses          Fair Value
                              -------------    -------------    --------------     ------------
Mutual funds                  $  2,500,122     $          -     $    (114,051)     $  2,386,071
                              -------------    -------------    --------------     ------------
Total                         $  2,500,122     $          -     $    (114,051)     $  2,386,071
                              =============    =============    ==============     ============

        The following is a summary of available for sale investments as of June 30, 2004:

                                                  Gross             Gross
                                                Unrealized        Unrealized
                                 Cost             Gains             Losses          Fair Value
                              -------------    -------------    --------------     ------------
Corporate debt securities     $     50,000     $        521     $           -      $    50,521
Mutual funds                     2,500,122                -          (85,293)        2,414,829
                              -------------    -------------    --------------     ------------
Total                         $  2,550,122     $        521     $    (85,293)      $ 2,465,350
                              =============    =============    ==============     ============

        Inventories – The Company’s inventories are related to NeutroSpec. Inventories are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development. As of March 31, 2005, all inventories consist of work-in-progress materials.

        Deferred Charges – Certain license fee payments related to PT-141 and the Company’s collaborative agreement with King are being amortized over the period in which the Company performs certain development activities under the agreement.

        Revenue Recognition – Product and royalty revenues consist of revenue from the sale of NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. Product revenues are recognized upon delivery to and acceptance of the product by Mallinckrodt, which is when title transfers. Upon acceptance of the product, Mallinckrodt does not have the right of return or right to cancel or terminate the sale. Royalty revenues are recognized based on Mallinckrodt’s reported net sales of product.

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

        In August 2004, King paid the Company $20,000,000 at closing of the collaboration agreement and may pay potential milestone payments to the Company totaling up to $100,000,000 for achieving certain male erectile dysfunction (“ED”) and female sexual dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be received in the form of equity contributions.

        Of the $20,000,000 payment received at closing, $3,606,672 was recorded as an equity contribution and $16,393,328 was recorded as deferred revenue to be recognized as revenue over the remaining development term of this agreement. The amount attributable to the equity contribution was based on the estimated fair value of 1,176,125 shares of common stock and three-year warrants to purchase 235,225 shares of common stock at $4.25 per share which were issued to King. For the three and nine months ended March 31, 2005, the Company recognized $1,024,583 and $2,570,520, respectively, of the deferred revenue.

        Research and Development Costs – The costs of research and development activities are charged to expense as incurred.

        Stock Options – The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation cost is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, as amended in SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123.

        The Company applies APB 25 and the related interpretations in accounting for its stock options. Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS 123, the Company’s net loss and net loss per common share would have been equal to the following pro forma amounts:

                                    Three Months Ended March 31,       Nine months ended March 31,
                                   ------------------------------    -------------------------------
                                        2005             2004             2005              2004
                                   -------------    -------------    -------------     -------------
Net loss:
As reported                        $ (3,940,256)    $ (8,027,481)    $ (9,266,292)     $(19,337,303)
Stock-based employee
  compensation expense
  included in the
  determination of net
  loss as reported                            -                -           68,333           778,815
Impact of total stock-based
  compensation expense
  determined under
  fair-value-based method              (223,705)        (261,051)        (808,908)       (1,739,876)
                                   -------------    -------------    -------------     -------------
Pro forma                          $ (4,163,961)    $ (8,288,532)    $(10,006,867)     $(20,298,364)
                                   =============    =============    =============     =============
Basic and diluted net loss
  per common share:

As reported                        $      (0.07)    $      (0.16)    $      (0.17)     $      (0.42)
Impact of SFAS 123                        (0.01)               -            (0.02)            (0.02)
                                   -------------    -------------    -------------     -------------
Pro forma                          $      (0.08)    $      (0.16)    $      (0.19)     $      (0.44)
                                   =============    =============    =============     =============

        The assumptions used in the Black-Scholes option-pricing model are as follows: dividend yield of 0%; weighted average risk-free interest rate of approximately 4.5% and 3.7% in the three and nine months ended March 31, 2005, respectively, and 2.6% and 3.5% in the three and nine months ended March 31, 2004, respectively; expected volatility of approximately 87% and 89% in the three and nine months ended March 31, 2005, respectively, and 92% and 93% in the three and nine months ended March 31, 2004, respectively; and an expected option life of seven years.

        The Company accounts for options granted to consultants in accordance with EITF 96-18, “Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services.” The Company determines the value of consultants’ stock options utilizing the Black-Scholes option pricing model.

        Income Taxes – The Company and its subsidiaries file consolidated federal and separate state income tax returns. The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which requires, among other things, the use of the asset and liability method in computing deferred income taxes.

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

        In accordance with SFAS 109, the Company has recorded a valuation allowance against the realization of its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its net operating loss and credit carryforwards.

        Net Loss per Common Share – The Company applies SFAS 128, “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three and nine months ended March 31, 2005 and 2004, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants at prices ranging from $0.01 to $13.02 per share amounted to 13,039,115 at March 31, 2005.

        Other Comprehensive Loss — Other comprehensive loss consists of the following:

                                    Three Months Ended March 31,       Nine months ended March 31,
                                   ------------------------------    -------------------------------
                                        2005             2004             2005              2004
                                   -------------    -------------    -------------     -------------
Net loss                           $ (3,940,256)    $ (8,027,481)    $ (9,266,292)     $(19,337,303)

Unrealized loss on investments          (14,083)          (3,643)         (29,279)         (125,321)
                                   -------------    -------------    -------------     -------------
Comprehensive loss                 $ (3,954,339)    $ (8,031,124)    $ (9,295,571)     $(19,462,624)
                                   =============    =============    =============     =============

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

        Recently Issued Accounting Standards – In March 2004, the Financial Accounting Standards Board revised SFAS 123 by issuing SFAS 123(R), “Share-Based Payment.” SFAS 123(R) replaces SFAS 123 and APB 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the fiscal year that begins after June 15, 2005 for public entities. The Company has previously disclosed the pro forma impact on its earnings of adopting the fair value method of accounting for stock-based compensation under SFAS 123 in notes to its Consolidated Financial Statements for the years ended June 30, 2004, 2003, and 2002 and the pro forma impact on the three and nine months ended March 31, 2005 is shown above. The fair-value-based method of SFAS 123 is similar in most respects to the fair-value-based method under SFAS 123(R), however certain transition rules of SFAS 123(R) may affect the impact on the Company’s consolidated financial position or results of operations. Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

(4)   COMMITMENTS AND CONTINGENCIES:

        Arbitration — On October 29, 2004, Competitive Technologies, Inc. (“CTI”) commenced an arbitration with the Company before the American Arbitration Association to settle assertions of breach of the terms of the Company’s license agreement with CTI. In the arbitration demand, CTI alleges it is owed $4,000,000, or 20% of the $20,000,000 received by the Company upon the closing of the Company’s Collaborative Development and Marketing Agreement with King.

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

        Lease agreement — The Company has entered into a ten-year lease agreement for additional office space adjacent to its current facilities. Upon commencement of the lease term, minimum annual lease payments will amount to approximately $210,000 in each of the first five years and $240,000 thereafter.

(5)   RECLASSIFICATION:

        Property and equipment, net, consists of the following:

                                                          March 31,       June 30,
                                                            2005            2004
                                                        ------------    ------------
Office equipment                                        $ 1,172,789     $ 1,120,467
Laboratory equipment                                      2,374,136       2,292,039
Leasehold improvements                                    6,168,331       7,343,894
                                                        ------------    ------------
                                                          9,715,256      10,756,400
Less: Accumulated depreciation and amortization          (3,688,415)     (4,400,311)
                                                        ------------    ------------
                                                        $ 6,026,841     $ 6,356,089
                                                        ============    ============

        The Company moved into its current research and office facilities in 2002. Prior to the current quarter, the Company classified tenant improvement allowances provided by its landlord as a reduction of leasehold improvements on its consolidated balance sheets. The Company has determined that leasehold improvements should be recorded on a gross basis, and the allowance received should be recorded as a deferred rent liability. Accordingly, the Company has increased leasehold improvements by approximately $3,100,000, net of accumulated amortization, as of March 31, 2005 and recorded a deferred rent liability in a like amount. The deferred rent liability will be amortized over the lease term as a reduction of rent expense and the addition to leasehold improvements will be amortized over the useful life of the improvement. The June 30, 2004 consolidated balance sheet has been similarly reclassified, with leasehold improvements being increased by approximately $3,420,000 and a deferred rent liability being recorded in a like amount. In addition, the cash flow statements for the nine months ended March 31, 2005 and 2004 have been reclassified to include the amortization of the leasehold improvement with depreciation and amortization and the deferred rent liability with accrued expenses and other.

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

        Our significant accounting policies and our commitments and contingencies are described in the “Notes to Consolidated Financial Statements” contained in our annual report on Form 10-K for the fiscal year ended June 30, 2004. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation charges are the most critical.

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

Stock-based Compensation

        Stock-based compensation to consultants and advisors and pro forma disclosures of stock-based compensation to employees includes the fair value of options granted calculated using the Black-Scholes method, which requires us to estimate interest rates, volatility and expected option lives. In addition, certain options are subject to periodic remeasurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. As a result, stock-based compensation charges may vary significantly from period to period.

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

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our directors’ and officers’ Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this quarterly report on Form 10-Q.

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

        King paid us $20.0 million at closing and may pay potential milestone payments to Palatin totaling up to $100.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to us totaling up to an additional $130.0 million upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be received in the form of equity contributions.

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

Results of Operations

Three and Nine Months Ended March 31, 2005 Compared to the Three and Nine Months Ended March 31, 2004.

        Product and Royalty Revenues – For the three and nine months ended March 31, 2005, we recognized product and royalty revenues of $0.5 million and $2.7 million, respectively, related to NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt. The Company received FDA approval to market NeutroSpec in July 2004. Accordingly, there was no product revenue or royalty revenue recognized for the three and nine months ended March 31, 2004.

        Licenses, Grants and Contracts – For the three and nine months ended March 31, 2005, we recognized $2.3 million and $9.4 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $2.3 million and $7.4 million, respectively, under our collaboration agreement with King related to PT-141, which commenced in August 2004, and (ii) $0 and $2.0 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and nine months ended March 31, 2004, we recognized $0.2 and $2.3 million, respectively, in contract revenue, primarily related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The Company expects to continue to earn contract revenue from King as the development of PT-141 continues, in the form of reimbursement of shared development costs and the recognition of deferred license fees. The Company may also earn contract revenue from Mallinckrodt and King based on the attainment of certain development milestones.

        Cost of Product and Royalty Revenues – For the three and nine months ended March 31, 2005, we recognized $0.1 million and $0.5 million, respectively, in cost of product and royalty revenues related to NeutroSpec, which was approved by the FDA in July 2004. There was no corresponding cost of product revenues or royalties for the three and nine months ended March 31, 2004. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we use and sell this inventory, the cost of product revenues we recognize will exclude amounts previously expensed. Therefore, we expect our cost of product revenue to increase significantly in future periods as this inventory is consumed and replaced.

        Research and Development – Research and development expenses (“R&D”) amounted to $4.9 million and $16.6 million for the three and nine months ended March 31, 2005, respectively, compared to $7.1 million and $18.0 million for the three and nine months ended March 31, 2004, respectively, reflecting lower spending on NeutroSpec, which was approved by the FDA in July 2004. In the nine months ended March 31, 2005, increased expenses for the Company’s PT-141 development program in the first two fiscal quarters partially offset lower NeutoSpec spending. For the three and nine months ended March 31, 2005, research and development spending on NeutroSpec decreased $1.4 million and $4.6 million, respectively, from the three and nine months ended March 31, 2004. The three and nine month periods of fiscal 2004 included greater nonclinical development spending, prior to FDA approval in July 2004, particularly related to processes for the manufacturing of drug product. We anticipate incurring additional development expenses to evaluate NeutroSpec’s market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary infection. Research and development expenses related to PT-141 decreased approximately $1.0 million for the three months ended March 31, 2005 compared to the prior year period, reflecting higher costs of drug product and clinical study expenses in the 2004 period. However, for the nine months ended March 31, 2005, costs of processing drug product, including manufacturing, analytical and process development and equipment costs, increased approximately $2.1 million over 2004 due to spending in the first two quarters of this fiscal year. The Company expects to continue to incur significant research and development expenses on these programs and on its MIDAS program. The amount and timing of such expenses will depend on a number of factors described in our annual report on Form 10-K for the fiscal year ended June 30, 2004, including the results of the Company’s research activities, its collaboration agreements and the availability and sources of financing.

        General and Administrative – General and administrative expenses increased to $2.0 million and $5.3 million for the three and nine months ended March 31, 2005, respectively, compared to $1.2 million and $4.2 million for the three and nine months ended March 31, 2004, respectively, due to the general expansion of the Company’s business activities, particularly personnel and consulting costs. In the nine month period, such increases were partially offset by lower stock-based compensation charges.

        Income Taxes – Income tax benefits of $0 and $0.6 million in the three and nine months ended March 31, 2005 and $0 and $0.2 million in the three and nine months ended March 31, 2004 relate to the sale of New Jersey state net operating loss carryforwards and research and development credits. Such sales, if any, occur once a year. The amount of such losses and tax credits we may sell depends on annual pools and allocations established by the State of New Jersey.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. As of March 31, 2005, we had an accumulated deficit of $126.4 million. We have financed our net operating losses through March 31, 2005 primarily through equity financings and revenue received under collaborative agreements. As of March 31, 2005, we had cash and cash equivalents of $25.0 million and short-term investments of $2.4 million.

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

        During the nine months ended March 31, 2005, our operating activities provided net cash of $3.8 million. During the nine months ended March 31, 2004, our operating activities used net cash of $16.9 million. The difference is primarily the result of cash received under our collaboration agreement with King, which was completed in August 2004.

        During the nine months ended March 31, 2005 and 2004, cash used in investing activities was $0.4 million and $0.1 million, respectively, consisting of capital expenditures, net of cash received upon maturity of investments. As a result of planned increases in its development and other business activities and related employment, the Company intends to expand its facilities in Cranbury, NJ. The Company projects that related capital expenditures will be completed by June 30, 2005 and will amount to approximately $1.0 million, a portion of which is included in the nine-month 2005 results.

        During the nine months ended March 31, 2005, net cash provided by financing activities was $3.7 million, due primarily to proceeds from the issuance of common stock and warrants to King and the exercise of options and warrants. During the nine months ended March 31, 2004, net cash provided by financing activities was $26.0 million, primarily from a private placement of common stock and warrants completed in January 2004, which resulted in net proceeds to the Company of approximately $21.0 million.

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

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through at least March 31, 2006, based on current and projected expenditure levels. No assurance can be given that we will not consume a significant amount of our available resources before that time. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, we would delay certain trials and research activities until such time as appropriate financing was available.

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

        As of March 31, 2005, our cash and cash equivalents were $25.0 million and our investments, which consisted of mutual funds, were $2.4 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our investments.

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

        As of March 31, 2005, the amount of accounts payable and accrued expenses denominated in Euros was approximately $655,000. Percentage increases in the U.S. dollar cost of Euros would result in corresponding increases in such liabilities. The Company has not hedged its exposures to foreign exchange fluctuations. However, the Company monitors its foreign-currency denominated liabilities and commitments on an ongoing basis and may enter into hedging transactions in the future.

Item 4. Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate and effective to ensure that material information relating to Palatin was made known to them by others within Palatin, particularly during the period in which this quarterly report on Form 10-Q was being prepared. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.   Defaults Upon Senior Securities.

        None.

Item 4.   Submission of Matters to a Vote of Security Holders.

        None.

Item 5.   Other Information.

        None.

Item 6.   Exhibits.

Exhibits filed with this report:

3.01	Certificate of Incorporation as amended on May 5, 2005

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 9, 2005	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 9, 2005	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.01	Certificate of Incorporation as amended on May 5, 2005

31.1	Certifications of Chief Executive Officer

31.2	Certifications of Chief Financial Officer

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002