Form 10-Q
period 2005-09-30
PALATIN TECHNOLOGIES INC
filed 2005-11-08
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 2, 2005, 58,770,737 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

                                                                September 30, 2005    June 30, 2005
                                                                ------------------   ---------------
ASSETS
Current assets:
 Cash and cash equivalents                                         $  23,084,810     $   15,720,364
 Available for sale investments                                        2,365,981          2,385,570
 Accounts receivable                                                   1,133,953          5,441,425
 Inventories                                                           1,680,008          1,382,160
 Prepaid expenses and other current assets                             1,857,561          1,889,269
                                                                   --------------    ---------------
     Total current assets                                             30,122,313         26,818,788

Property and equipment, net                                            6,362,162          6,464,324
Restricted cash                                                          475,000            475,000
Other assets                                                           1,315,369          1,408,158
                                                                   --------------    ---------------
    Total assets                                                   $  38,274,844     $   35,166,270
                                                                   ==============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Capital lease obligations, current portion                        $      11,526     $       11,269
 Accounts payable                                                      3,862,811          4,773,297
 Accrued expenses                                                      4,008,440          3,925,406
 Accrued compensation                                                    125,000            545,870
 Deferred revenue, current portion                                     4,695,675          3,790,828
                                                                   --------------    ---------------
    Total current liabilities                                         12,703,452         13,046,670

Capital lease obligations, net of current portion                         15,954             18,934
Deferred rent, net of current portion                                  2,941,281          3,001,980
Deferred revenue, net of current portion                               9,083,564          9,873,438
                                                                   --------------    ---------------
    Total liabilities                                                 24,744,251         25,941,022
                                                                   --------------    ---------------

Commitments and contingencies

Stockholders' equity:
 Preferred stock of $.01 par value - authorized 10,000,000 shares;
  Series A Convertible; issued and outstanding 11,347 and 11,447
   shares as of September 30, 2005 and June 30, 2005, respectively           113                114
 Common stock of $.01 par value - authorized 150,000,000 shares;
  issued and outstanding 58,758,227 and 54,236,544 shares as of
   September 30, 2005 and June 30, 2005, respectively                    587,582            542,365
 Additional paid-in capital                                          150,482,805        140,167,431
 Accumulated other comprehensive loss                                    (19,589)                 -
 Accumulated deficit                                                (137,520,318)      (131,484,662)
                                                                   --------------    ---------------
    Total stockholders' equity                                        13,530,593          9,225,248
                                                                   --------------    ---------------
    Total liabilities and stockholders' equity                     $  38,274,844     $   35,166,270
                                                                   ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

                                                                    Three Months Ended September 30,
                                                                   ---------------------------------
                                                                         2005               2004
                                                                   --------------    ---------------
REVENUES:
     Royalties                                                     $     915,515     $      327,314
     Product sales                                                             -            416,325
     Licenses, grants and contracts                                    4,228,263          3,747,980
                                                                   --------------    ---------------

          Total revenues                                               5,143,778          4,491,619
                                                                   --------------    ---------------

OPERATING EXPENSES:
     Cost of product sales                                                     -             88,062
     Royalties                                                           183,329             71,882
     Research and development                                          9,365,368          5,648,765
     General and administrative                                        1,752,533          1,832,663
                                                                   --------------    ---------------
          Total operating expenses                                    11,301,230          7,641,372
                                                                   --------------    ---------------

Loss from operations                                                  (6,157,452)        (3,149,753)
                                                                   --------------    ---------------
OTHER INCOME (EXPENSE):
     Investment income                                                   124,222            112,288
     Interest expense                                                     (2,426)            (2,058)
                                                                   --------------    ---------------
          Total other income, net                                        121,796            110,230
                                                                   --------------    ---------------

NET LOSS                                                           $  (6,035,656)    $   (3,039,523)
                                                                   ==============    ===============

Basic and diluted net loss per common share                        $      (0.11)     $        (0.06)
                                                                   ==============    ===============

Weighted average number of common shares
     outstanding used in computing basic and
     diluted net loss per common share                                54,488,412         53,375,147
                                                                   ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                                    Three Months Ended September 30,
                                                                   ---------------------------------
                                                                         2005                2004
                                                                   --------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    $  (6,035,656)    $   (3,039,523)
       Adjustments to reconcile net loss to net cash
         (used in) provided by operating activities:
           Depreciation and amortization                                 303,667            374,475
           Stock-based compensation                                      355,138           (124,293)
           Changes in certain operating assets and
     liabilities:
             Accounts receivable                                       4,307,472         (1,930,515)
             Inventories                                                (297,848)          (451,258)
             Prepaid expenses and other assets                           124,218           (869,718)
             Accounts payable                                           (910,486)         1,128,705
             Accrued expenses and other liabilities                     (398,535)          (511,082)
             Deferred revenues                                           114,973         15,871,974
                                                                   --------------    ---------------
                 Net cash (used in) provided by operating
              activities                                              (2,437,057)        10,448,765
                                                                   --------------    ---------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of property and equipment                          (201,226)           (71,954)
                                                                   --------------    ---------------
                 Net cash used in investing activities                  (201,226)           (71,954)
                                                                   --------------    ---------------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Payments on capital lease obligations                          (2,723)           (26,526)
           Proceeds from common stock, stock option
             and warrant issuances, net                               10,005,452          3,627,867
                                                                   --------------    ---------------
                 Net cash provided by financing activities            10,002,729          3,601,341
                                                                   --------------    ---------------

     NET INCREASE IN CASH
       AND CASH EQUIVALENTS                                            7,364,446         13,978,152

     CASH AND CASH EQUIVALENTS, beginning
        of period                                                     15,720,364         17,947,076
                                                                   --------------    ---------------

     CASH AND CASH EQUIVALENTS, end of period                      $  23,084,810     $   31,925,228
                                                                   ==============    ===============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1) ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company focused on discovering and developing melanocortin (“MC”)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. The MC family of receptors has been identified with a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease) and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by pursuing a strategy based on commercializing its products under development and identifying new product targets through the utilization of its patented drug discovery platform.

        NeutroSpec™, the Company’s proprietary radiolabeled monoclonal antibody product for imaging and diagnosing equivocal appendicitis, is marketed and distributed by the Company’s strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”). The Company is currently conducting additional clinical trials with NeutroSpec and evaluating its market potential as an imaging agent for osteomyelitis (bone infection), fever of unknown origin, post surgical infection, and inflammatory bowel disease.

        PT-141, an MC receptor agonist and the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction, under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company.

        MIDAS™, the Company’s proprietary platform technology, is utilized to design and synthesize novel pharmaceuticals that mimic the activity of peptides, but which the Company believes offer significant advantages to conventional protein or peptide-based drugs. Through MIDAS, the Company has initiated preclinical development programs based on the MC family of receptors for obesity and cachexia, and a program for congestive heart failure.

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

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $137,520,318 as of September 30, 2005 and incurred a net loss in the three months ended September 30, 2005. The Company anticipates incurring additional losses in the future as it conducts clinical trials for other indications of NeutroSpec and continues research and development of PT-141 and its MIDAS technology. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company had cash and cash equivalents of $23,084,810 and investments of $2,365,981 as of September 30, 2005. The Company expects that its existing capital resources will be adequate to fund the Company’s operations for at least the next twelve months. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable as of September 30, 2005 consists of amounts due from Mallinckrodt under its collaboration agreements.

        Revenue from King represented 80% and 39% of the Company’s total revenue in the three months ended September 30, 2005 and 2004, respectively, and revenue from Mallinckrodt represented 20% and 61% of the Company’s total revenue in the three months ended September 30, 2005 and 2004, respectively.

(2) BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows for the three-month periods ended September 30, 2005 and 2004. The results of operations for the three-month period ended September 30, 2005 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2006.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of June 30, 2005 and 2004 and for each year in the three-year period ended June 30, 2005.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Cash and Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Restricted cash secures letters of credit for security deposits on leases.

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

        Inventories – The Company’s inventories are related to NeutroSpec. Inventories are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development expense. Inventory costs consist primarily of costs to third-party vendors for work-in-progress materials and do not include general and administrative costs.

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, management evaluates whether the estimated future undiscounted net cash flows, without interest charges, are less than the carrying amount of the assets. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Other Assets – Other assets includes certain license fee payments related to PT-141 and the Company’s collaborative agreement with King, which are being amortized over the period in which the Company performs certain development activities under the agreement.

        Deferred Rent — The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis for the buildings the Company occupies, as well as the value of tenant allowances. Rent expense is being recognized ratably over the life of the leases.

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

        Stock Options – Effective July 1, 2005, the Company has adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation”, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123(R). However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

        The previously-disclosed pro forma impact on its earnings of adopting the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three months ended September 30, 2004 is as follows:

         Net loss attributable to common stockholders:
         As reported                                            $ (3,039,523)
         Stock-based employee compensation expense
           included in the determination of net loss as
           reported                                                   68,333
         Impact of total stock-based compensation expense
           determined under fair-value-based method                 (320,958)
                                                                -------------
         Pro forma                                              $ (3,292,148)
                                                                =============
         Basic and diluted net loss per common share:
         As reported                                            $      (0.06)
                                                                =============
         Pro forma                                              $      (0.06)
                                                                =============

        The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company determines the value of stock options utilizing the Black-Scholes option-pricing model.

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

        In accordance with SFAS 109 “Accounting for Income Taxes”, the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share – The Company applies SFAS 128, “Earnings per Share”, which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing the income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three months ended September 30, 2005 and 2004, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants amounted to an aggregate of 15,175,188 and 13,126,719 as of September 30, 2005 and 2004, respectively.

        Reclassifications – Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(4) OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

                                    For the three months ended September 30,
                                    ----------------------------------------
                                            2005              2004
                                       --------------    --------------
Net loss                               $ (6,035,656)     $ (3,039,523)
Unrealized loss on investments              (19,589)           (4,776)
                                       --------------    --------------
Comprehensive loss                     $ (6,055,245)     $ (3,044,299)
                                       ==============    ==============

(5) INVESTMENTS

        The following is a summary of available for sale investments:

                                         September 30, 2005
                   ------------------------------------------------------------
                                       Gross           Gross
                                     Unrealized      Unrealized        Fair
                       Cost            Gains           Losses          Value
                   ------------    ------------    ------------    ------------
Mutual funds       $ 2,385,570     $         -     $   (19,589)    $ 2,365,981
                   ------------    ------------    ------------    ------------
Total              $ 2,385,570     $         -     $   (19,589)    $ 2,365,981
                   ============    ============    ============    ============

                                            June 30, 2005
                   ------------------------------------------------------------
                                       Gross           Gross
                                     Unrealized      Unrealized        Fair
                       Cost            Gains           Losses          Value
                   ------------    ------------    ------------    ------------
Mutual funds       $ 2,385,570     $         -     $         -     $ 2,385,570
                   ------------    ------------    ------------    ------------
Total              $ 2,385,570     $         -     $         -     $ 2,385,570
                   ============    ============    ============    ============

(6) STOCKHOLDERS’ EQUITY

        Common Stock Transactions — In September 2005, the Company sold 4,499,336 shares of its common stock, and warrants to purchase 719,894 shares of its common stock, in a private placement to King for a total purchase price of $10,000,000. The warrants are exercisable for a three-year period commencing September 26, 2005, at an exercise price of $2.22 per share. The sale of stock and warrants was made pursuant to the Company’s collaborative development and marketing agreement with King. Under the agreement, King may pay future milestone payments to the Company totaling up to $90,000,000 for achieving certain male erectile dysfunction (“ED”) and female sexual dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be received in the form of equity contributions.

        Stock Option Plan – The Company’s 2005 Stock Plan was approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants for up to 5,000,000 shares of common stock to employees, non-employee directors and consultants. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of September 30, 2005, 3,850,858 shares were available for grant under the 2005 Stock Plan.

        As of September 30, 2005, there were 23,093 options available for grant under the 1996 Stock Option Plan, which expires in 2006. The 1996 Stock Option Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years.

        The Company has also granted options under previous plans and under agreements with individuals, which were not under any plan.

        The following table summarizes option activity for the three months ended September 30, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of period	4,688,152	$3.41
Granted	1,152,947	2.06
Exercised	(3,858)	1.41
Forfeited	(42,105)	2.27
Outstanding at end of period	5,795,136	3.15	6.7	$1,103,496
Exercisable at end of period	4,150,758	3.51	5.6	$ 643,049
Weighted average fair value of options granted during the period		$1.33

        The intrinsic value of options exercised in the three months ended September 30, 2005 was $2,342.

        The fair value of option grants is estimated at the date of grant using the Black-Scholes model. For grants during the three months ended September 30, 2005, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free rate were 85%, 0%, 6.7 years and 3.9%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is estimated based on the Company’s historical exercise and employment termination experience determined separately for certain employee groups. The risk-free rate is based on U.S Treasury yields for securities with terms approximating the expected term of the option. In the three months ended September 30, 2005, the Company recorded share-based compensation of $355,138, representing approximately $0.01 per share, net of an allowance for estimated forfeitures of $42,927, which is included in the Company’s net loss for the period. The Company did not record a tax benefit related to share-based compensation expense. As of September 30, 2005, there was $1,810,078 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.3 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in our annual report on Form 10-K for the year ended June 30, 2005 and in our other Securities and Exchange Commission filings.

        We expect to incur additional losses in the future as we conduct FDA-required post-marketing studies related to the approval of NeutroSpec for imaging and diagnosing equivocal appendicitis, conduct clinical trials for other indications of NeutroSpec and continue research and development of PT-141 and our MIDAS technology. Our operating losses may fluctuate significantly from quarter to quarter.

Critical Accounting Policies

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2005. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in our development programs, including the possibility that a program is terminated prior to completion without a payment obligation on our part, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. We consider our performance period under the King collaboration to be the period in which we perform development activities during the initial research term, which is currently estimated to be five years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period.

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

Stock-based Compensation

        The fair value of stock options granted has been calculated using the Black-Scholes method, which requires us to make estimates of future interest rates, volatility and expected option lives. We estimate these factors at the time of grant based on our own prior experience, public sources of information and information for comparable companies. The amount of recorded compensation or pro forma disclosure related to an option grant is not adjusted for subsequent changes in these estimates or for actual experience. Effective with the adoption of SFAS 123(R) in July 2005, the amount of our recorded compensation is also dependent on our estimates of future option forfeitures. If we over-estimate future forfeitures, our reported expenses will be understated. Changes in estimated forfeitures will affect our reported expenses in the period of the change.

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

        NeutroSpec, our proprietary radiolabeled monoclonal antibody product, for imaging and diagnosing equivocal appendicitis, is marketed and distributed by our strategic collaboration partner, Mallinckrodt Imaging, a business unit of Tyco Healthcare (“Mallinckrodt”). We are currently conducting additional clinical trials with NeutroSpec and evaluating its market potential as an imaging agent for osteomyelitis (infection deep inside a bone), fever of unknown origin, post-surgical infection and inflammatory bowel disease.

        PT-141, our lead therapeutic drug candidate, is a nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”). It is an MC receptor-based therapeutic. Pursuant to the terms of the collaboration agreement, Palatin and King will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed percentage. Palatin and King currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. We have the option to create, with King, a urology specialty sales force to co-promote the product in the U.S. if the product is successfully developed and commercialized.

        MIDAS is our proprietary platform technology that allows us to design and synthesize novel pharmaceuticals that mimic the activity of peptides, but that we believe offer significant advantages to conventional protein or peptide-based drugs. We have initiated a MIDAS program to discover and develop compounds that interact with the MC family of receptors. Based on this effort, we have preclinical development programs based on the MC family of receptors for various therapeutic indications including obesity and cachexia, and a program for congestive heart failure.

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

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

Results of Operations

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004.

        Royalties – For the three months ended September 30, 2005, we recognized $0.9 million of royalty revenue compared to $0.3 million in the three months ended September 30, 2004. Royalty revenues represent amounts due from Mallinckrodt pursuant to our collaboration agreement and are earned based on a contractual percentage of Mallinckrodt’s net sales of NeutroSpec to customers. NeutroSpec was approved by the FDA in July 2004. The increase in royalty revenue primarily reflects increased net sales by Mallinckrodt.

        Product Sales – For the three months ended September 30, 2005, we recognized $0 of product sales compared to $0.4 million in the three months ended September 30, 2004. Product sales represent revenue from our sale of NeutroSpec units to Mallinckrodt, pursuant to our collaboration agreement. Under our agreement, each Mallinckrodt purchase from us is subject to certain minimum quantities, which currently results in a limited number of product shipments by us during the year. Accordingly, our periodic revenue from product sales is highly dependent on the timing of orders and shipments and may vary significantly. During the three months ended September 30, 2005, there were no such shipments of NeutroSpec to Mallinckrodt. In the three-month periods ended June 30, 2005, March 31, 2005, December 31, 2004 and September 30, 2004, we recognized $0.8 million, $0, $1.3 million and $0.4 million, respectively, of product sales to Mallinckrodt.

        Licenses, Grants and Contracts – For the three months ended September 30, 2005, we recognized $4.2 million in licenses, grants and contract revenue consisting of (i) $4.1 million related to PT-141, pursuant to our collaboration agreement with King, and (ii) $0.1 million related to NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt. For the three months ended September 30, 2004, we recognized $3.7 million in licenses, grants and contract revenue, consisting of (i) $1.7 million related to PT-141, pursuant to our collaboration agreement with King, and (ii) $2.0 million related to NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt. The increase in revenue from King reflects increased reimbursements related to increased PT-141 costs and the existence of the agreement for the full three-month period. The agreement with King was completed in August 2004. The $2.0 million received from Mallinckrodt in the three months ended September 30, 2004 represented a milestone payment received upon FDA approval of NeutroSpec in July 2004.

        Cost of Product Revenues and Royalties – For the three months ended September 30, 2005 and 2004, we recognized $0 and $0.1 million, respectively, in cost of product revenues related to NeutroSpec. As noted above, there were no sales of NeutroSpec in the three months ended September 30, 2005. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we use and sell this inventory, the cost of product sales we recognize will exclude amounts previously expensed. On the date of approval, we had sufficient active drug substance to produce all of the product units sold to date. Cost of sales for these units includes primarily packaging and other materials. We expect our cost of product revenue to increase significantly in future periods as this inventory is consumed and replaced. Royalty expense increased from $0.1 million in the three months ended September 30, 2004 to $0.2 million in the three months ended September 30, 2005 as a result of our increased royalty revenue from NeutroSpec.

        Research and Development – Research and development expenses (“R&D”) increased to $9.4 million for the three months ended September 30, 2005 compared to $5.6 million for the three months ended September 30, 2004. The increase of $3.8 million is primarily attributable to increased spending for the PT-141 program and higher personnel, facilities and other indirect research and development expenses. Direct expenses related to PT-141 increased approximately $2.8 million in the current period compared to the same period of the prior year, primarily due to the initiation in July 2005 of two Phase 2 studies, an “at-home” efficacy study in approximately 600 ED patients and an “at-home” efficacy study in approximately 250 ED patients with diabetes mellitus. Associated costs include fees to clinicians, costs of drug supplies and study monitoring and management. Increases in general research and development expenses amounted to $0.9 million.

        General and Administrative — General and administrative expenses of $1.8 million for the three months ended September 30, 2005 were comparable to the three months ended September 30, 2004 as increased personnel, consulting, and other general expenses, reflecting the general expansion of our business activities, were offset by lower compensation expense, due to performance bonuses affecting the 2004 period, and lower legal expenses.

        Stock Options – Effective July 1, 2005, we have adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Prior to the adoption of SFAS 123(R), we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for our fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. In the three months ended September 30, 2005, we recorded approximately $355,000 of compensation expense related to stock options.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. As of September 30, 2005, we had an accumulated deficit of $137.5 million. We have financed our net operating losses primarily through equity financings and revenue received under collaborative agreements.

        As of September 30, 2005, we had cash and cash equivalents of $23.1 million and short-term investments of $2.4 million.

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

        During the three months ended September 30, 2005, we used $2.4 million of cash for our operating activities. In the three months ended September 30, 2004, operating activities provided $10.4 million of cash as a result of amounts received from King under our collaboration agreement, which was completed in August 2004. In the three months ended September 30, 2005, our accounts receivable balance decreased $4.3 million due primarily to the timing of the receipt of reimbursements from King for PT-141 costs. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts. Accounts receivable as of September 30, 2005 consisted of amounts due from Mallinckrodt, primarily representing royalty revenue based on Mallinckrodt’s net sales during the quarter ended September 30, 2005 and due from Mallinckrodt after the end of the quarter.

        During the three months ended September 30, 2005 and 2004, net cash provided by financing activities was $10.0 million and $3.6 million, respectively, due primarily to proceeds from the issuance of common stock and warrants to King and the exercise of options and warrants.

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

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through at least September 30, 2006, based on current and projected expenditure levels, which include receiving certain milestone payments from collaborative partners. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We intend to continually monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts and may seek additional financing during the fiscal year ending June 30, 2006. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk due to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of September 30, 2005, our cash and cash equivalents were $23.1 million and our short-term investments, which consisted of mutual funds, were $2.4 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 4. Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for timely gathering, analyzing and disclosing the information required by this report. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        See our current report on Form 8-K dated September 26, 2005 regarding our sale of shares of common stock and warrants to King Pharmaceuticals, Inc.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed with this report:

10.32	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.33	Employment Agreement dated as of October 1, 2005 between Palatin and Carl Spana.

10.34	Employment Agreement dated as of October 1, 2005 between Palatin and Stephen T. Wills.

10.35	Employment Agreement dated as of October 1, 2005 between Palatin and Shubh D. Sharma.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: November 7, 2005	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 7, 2005	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.32	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.33	Employment Agreement dated as of October 1, 2005 between Palatin and Carl Spana.

10.34	Employment Agreement dated as of October 1, 2005 between Palatin and Stephen T. Wills.

10.35	Employment Agreement dated as of October 1, 2005 between Palatin and Shubh D. Sharma.

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.