Form 10-Q
period 2005-12-31
PALATIN TECHNOLOGIES INC
filed 2006-02-09
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of January 31, 2006, 59,223,054 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

                                                                   December 31,          June 30,
                                                                       2005                2005
                                                                 ----------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                        $  16,763,421     $   15,720,364
  Available for sale investments                                       2,353,930          2,385,570
  Accounts receivable                                                  1,396,914          5,441,425
  Inventories                                                                  -          1,382,160
  Prepaid expenses and other current assets                            2,015,755          1,889,269
                                                                   --------------    ---------------
      Total current assets                                            22,530,020         26,818,788

Property and equipment, net                                            6,565,857          6,464,324
Restricted cash                                                          475,000            475,000
Other assets                                                           1,224,371          1,408,158
                                                                   --------------    ---------------
      Total assets                                                 $  30,795,248     $   35,166,270
                                                                   ==============    ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current portion                       $      77,281     $       11,269
  Accounts payable                                                     3,116,946          4,773,297
  Accrued expenses                                                     4,802,971          3,925,406
  Accrued compensation                                                   250,000            545,870
  Deferred revenue, current portion                                    4,310,625          3,790,828
                                                                   --------------    ---------------
      Total current liabilities                                       12,557,823         13,046,670

Capital lease obligations, net of current portion                        273,779             18,934
Deferred rent, net of current portion                                  2,884,704          3,001,980
Deferred revenue, net of current portion                               8,293,690          9,873,438
                                                                   --------------    ---------------
      Total liabilities                                               24,009,996         25,941,022
                                                                   --------------    ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
    Series A Convertible; 10,497 and 11,447 shares issued and
    outstanding as of December 31, 2005 and June 30, 2005,
    respectively                                                             105                114
  Common stock, $.01 par value, 150,000,000 shares authorized,
    59,069,692 and 54,236,544 shares issued and outstanding as of
    December 31, 2005 and June 30, 2005, respectively                    590,697            542,365
  Additional paid-in capital                                         151,189,980        140,167,431
  Accumulated other comprehensive loss                                   (31,640)                 -
  Accumulated deficit                                               (144,963,890)      (131,484,662)
                                                                   --------------    ---------------
      Total stockholders' equity                                       6,785,252          9,225,248
                                                                   --------------    ---------------
      Total liabilities and stockholders' equity                   $  30,795,248     $   35,166,270
                                                                   ==============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

                             Three Months Ended December 31,   Six Months Ended December 31,
                             -------------------------------   -----------------------------
                                   2005            2004            2005             2004
                               ------------    ------------    -------------    ------------
REVENUES:

  Royalties                    $   593,347     $   214,359     $  1,508,862     $   541,673
  Product sales                          -       1,291,500                -       1,707,825
  Licenses, grants and
   contracts                     3,993,791       3,307,870        8,222,054       7,055,850
                               ------------    ------------    -------------    ------------
    Total revenues               4,587,138       4,813,729        9,730,916       9,305,348
                               ------------    ------------    -------------    ------------

OPERATING EXPENSES:
  Cost of product sales          2,041,175         132,779        2,041,175         220,841
  Royalties                        116,666          87,512          299,995         159,394
  Research and development       9,319,917       6,116,359       18,685,285      11,765,124
  General and administrative     1,430,569       1,506,232        3,183,102       3,338,895
                               ------------    ------------    -------------    ------------
    Total operating expenses    12,908,327       7,842,882       24,209,557      15,484,254
                               ------------    ------------    -------------    ------------

Loss from operations            (8,321,189)     (3,029,153)     (14,478,641)     (6,178,906)
                               ------------    ------------    -------------    ------------

OTHER INCOME (EXPENSE):
  Investment income                217,018         167,346          341,240         279,634
  Interest expense                  (5,676)         (4,981)          (8,102)         (7,039)
                               ------------    ------------    -------------    ------------
    Total other income, net        211,342         162,365          333,138         272,595
                               ------------    ------------    -------------    ------------

Loss before income taxes        (8,109,847)     (2,866,788)     (14,145,503)     (5,906,311)
Income tax benefit                 666,275         580,275          666,275         580,275
                               ------------    ------------    -------------    ------------

NET LOSS                       $(7,443,572)    $(2,286,513)    $(13,479,228)    $(5,326,036)
                               ============    ============    =============    ============

Basic and diluted net loss per
    common share               $     (0.13)    $     (0.04)    $      (0.24)    $     (0.10)
                               ============    ============    =============    ============

Weighted average number of
    common shares outstanding
    used in computing basic
    and diluted net loss per
    common share                58,869,492      53,997,547       56,605,144      53,686,347
                               ============    ============    =============    ============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                              Six Months Ended December 31,
                                                              -----------------------------
                                                                   2005             2004
                                                              -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(13,479,228)    $(5,326,036)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                                  609,349         537,418
    Stock-based compensation                                       612,608          (2,301)
    Changes in certain operating assets and liabilities:
      Accounts receivable                                        4,044,511      (2,808,991)
      Inventories                                                1,382,160        (683,559)
      Prepaid expenses and other                                    56,744      (1,104,415)
      Accounts payable                                          (1,656,351)      1,599,131
      Accrued expenses and other                                   464,569         133,665
      Deferred revenues                                         (1,059,951)     14,847,390
                                                              -------------    ------------
        Net cash (used in) provided by operating activities     (9,025,589)      7,192,302
                                                              -------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale or maturity of short-term investments                           -          50,000
    Purchases of property and equipment                           (384,111)        (99,668)
                                                              -------------    ------------
        Net cash used in investing activities                     (384,111)        (49,668)
                                                              -------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on capital lease obligations                           (5,507)        (29,089)
    Proceeds from issuances of common stock and
     warrants, net                                              10,458,264       3,684,049
                                                              -------------    ------------
        Net cash provided by financing activities               10,452,757       3,654,960
                                                              -------------    ------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                                           1,043,057      10,797,594

CASH AND CASH EQUIVALENTS, beginning of period                  15,720,364      17,947,076
                                                              -------------    ------------

CASH AND CASH EQUIVALENTS, end of period                      $ 16,763,421     $28,744,670
                                                              =============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Assets acquired by capital lease                            $    326,364        $      -
                                                              =============    ============

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)   ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company primarily focused on discovering and developing melanocortin (“MC”)-based therapeutics, which the Company believes is one of the fastest growing areas of pharmaceutical research and development. Targeting the MC family of receptors provides therapeutic opportunities to treat a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease) and inflammation. The Company’s objective is to become a worldwide leader in MC-based therapeutics by commercializing its products under development and identifying new product targets using its patented drug discovery platform.

        NeutroSpec® is the Company’s proprietary radiolabeled monoclonal antibody product for imaging and diagnosing infection and is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. In July 2004, the Company had received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicits. In 2005, the Company and Mallinckrodt reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients who received NeutroSpec. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended. The Company and Mallinckrodt are reviewing data and assessing approaches for understanding the relationship between NeutroSpec use and the observed serious adverse events. The Company and Mallinckrodt are preparing for an FDA Advisory Committee meeting expected to be held in 2006. No final decision concerning future activities involving NeutroSpec has been made.

        PT-141, an MC receptor agonist and the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction, under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company.

        The Company is in the process of identifying a clinical candidate MC therapeutic small molecule for the treatment of obesity, and also has a program for the treatment of cachexia. The Company is also in the process of identifying a clinical candidate natriuretic compound for the treatment of congestive heart failure. These programs utilize MIDAS™, the Company’s proprietary platform technology to design and synthesize compounds that mimic the activity of peptides, but which the Company believes offer significant advantages to conventional protein or peptide-based drugs.

        Key elements of the Company’s business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under development, expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development and discovery programs with the cash flow from collaboration agreements.

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit of $144,963,890 as of December 31, 2005 and incurred a net loss in the six months ended December 31, 2005. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company had cash, cash equivalents and investments totaling $19,117,351 as of December 31, 2005. The Company expects that these amounts will be adequate to fund the Company’s operations for at least the next twelve months. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable as of December 31, 2005 consisted of amounts due from Mallinckrodt under its collaboration agreements.

        Revenues from King and Mallinckrodt as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
King	85%	68%	82%	54%
Mallinckrodt	15%	31%	18%	46%

(2)   BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company's financial position as of December 31, 2005, its results of operations for the three and six months ended December 31, 2005 and 2004 and its cash flows for the six months ended December 31, 2005 and 2004. The results of operations for the three and six month periods ended December 31, 2005 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2006.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of June 30, 2005 and 2004 and for each of the fiscal years in the three-year period ended June 30, 2005.

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

        The Company has estimated and accrued certain costs associated with the suspension of sales of NeutroSpec and the related recall of inventories, including the Company’s share of costs incurred by others, as determined in accordance with existing agreements. If the Company has underestimated the actual amount of these costs, the Company will record additional expenses in future periods.

        Cash and Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Restricted cash secures letters of credit for security deposits on leases.

        Investments – The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) 115, “Accounting For Certain Investments in Debt and Equity Securities.” The Company classifies such investments as available for sale investments and all such investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in accumulated other comprehensive loss until realized. Interest and dividends on securities classified as available for sale are included in investment income. Gains and losses are recorded in the statement of operations when realized or when unrealized holding losses are determined to be other than temporary, on a specific-identification basis.

        Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

        Inventories – The Company’s inventories are related to NeutroSpec. Inventories are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development expense. Inventory costs consist primarily of costs to third-party vendors for work-in-progress materials and do not include general and administrative costs. As of December 31, 2005, the Company wrote off existing inventories upon suspension of NeutroSpec sales and marketing activities with a charge of $2,041,175 to cost of product revenues.

        Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

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

        Other Assets – Other assets includes certain license fee payments related to PT-141 and the Company’s collaboration agreement with King, which are being amortized over the period in which the Company performs certain development activities under the agreement.

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

        The previously-disclosed pro forma impact on earnings of using the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and six months ended December 31, 2004 is as follows:

	Three months ended December 31, 2004	Six months ended December 31, 2004
Net loss attributable to common stockholders:
As reported	$ (2,286,513)	$ (5,326,036)
Stock-based employee compensation expense included in the determination of net loss as reported	-	68,333
Impact of total stock-based compensation expense determined under fair-value-based method	(264,245)	(585,203)
Pro forma	$ (2,550,758)	$ (5,842,906)
Basic and diluted net loss per common share:
As reported	$ (0.04)	$ (0.10)
Pro forma	$ (0.05)	$ (0.11)

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

        In accordance with SFAS 109 “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes tax laws which may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share – The Company applies SFAS 128, “Earnings per Share,” which requires dual presentation of basic and diluted earnings per share (“EPS”) for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three and six months ended December 31, 2005 and 2004, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants amounted to an aggregate of 13,975,601 and 13,189,335 as of December 31, 2005 and 2004, respectively.

        Reclassifications – Certain amounts in prior years’ consolidated financial statements have been reclassified to conform to the current year presentation.

(4)   OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Net Loss	$ (7,443,572)	$ (2,286,513)	$ (13,479,228)	$ (5,326,036)
Unrealized loss on investments	(12,051)	(10,420)	(31,640)	(15,196)
Comprehensive loss	$ (7,455,623)	$ (2,296,933)	$ (13,510,868)	$ (5,341,232)

(5)   INVESTMENTS

        The following is a summary of available for sale investments:

December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$ 2,385,570	$ -	$ (31,640)	$ 2,353,930
Total	$ 2,385,570	$ -	$ (31,640)	$ 2,353,930

June 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$ 2,385,570	$ -	$ -	$ 2,353,930
Total	$ 2,385,570	$ -	$ -	$ 2,385,570

(6) STOCKHOLDERS’ EQUITY

        Common Stock Transactions - In September 2005, the Company sold 4,499,336 shares of its common stock and warrants to purchase 719,894 shares of its common stock in a private placement to King for a total purchase price of $10,000,000. The warrants are exercisable for a three-year period commencing September 26, 2005, at an exercise price of $2.22 per share. The sale of the stock and warrants was made pursuant to the Company's collaborative development and marketing agreement with King. Under the agreement, King may pay future milestone payments to the Company totaling up to $90,000,000 for achieving certain male erectile dysfunction ("ED") and female sexual dysfunction ("FSD") development and regulatory approval targets. After regulatory approval and commercialization of PT-141, King may also pay milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be received in the form of equity contributions.

        Stock Option Plan - The Company's 2005 Stock Plan was approved by the Company's stockholders in June 2005 and provides for incentive and nonqualified stock option grants for up to 5,000,000 shares of common stock to employees, non-employee directors and consultants. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company under the 2005 Stock Plan generally expire ten years from the date of grant and generally vest over three to four years. As of December 31, 2005, 3,819,043 shares were available for grant under the 2005 Stock Plan.

        As of December 31, 2005, there were 138,894 options available for grant under the 1996 Stock Option Plan, which expires in August 2006. The 1996 Stock Option Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company under the 1996 Stock Option Plan generally expire ten years from the date of grant and generally vest over three to four years.

        The Company also has outstanding options that were granted under previous option plans.

        The following table summarizes option activity for the six months ended December 31, 2005:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of period	4,688,152	$3.41
Granted	1,211,097	2.06
Forfeited	(97,524)	2.22
Exercised	(16,368)	1.40
Cancelled	(86,717)	3.82
Outstanding at end of period	5,698,640	3.14	6.5	$3,558,791
Exercisable at end of period	4,111,054	3.49	5.4	$1,870,055
Weighted average fair value of options granted during the period		$1.35

        The intrinsic value of options exercised in the six months ended December 31, 2005 was $18,328.

        The fair value of option grants is estimated at the date of grant using the Black-Scholes model. For grants during the six months ended December 31, 2005, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free rate were 85%, 0%, 6.7 years and 4.0%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is estimated based on the Company’s historical exercise and employment termination experience determined separately for certain employee groups. The risk-free rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. In the six months ended December 31, 2005, the Company recorded share-based compensation of $612,608 representing approximately $0.01 per share, net of an allowance for estimated forfeitures of $79,915, which is included in the Company’s net loss for the period. The Company did not record a tax benefit related to share-based compensation expense. As of December 31, 2005, there was $1,631,418 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.3 years.

(7) COMMITMENTS AND CONTINGENCIES

        Commitments

        In the six months ended December 31, 2005, the Company acquired $383,958 of equipment under a capital lease with a term of 48 months. The Company made an initial down payment of $57,594. Scheduled lease payments under this obligation are as follows:

Year Ending June 30,
2006	$ 40,113
2007	96,270
2008	96,270
2009	96,270
2010	56,158
Total	385,081
Amount representing imputed interest	(58,717)
Net	$326,364

      Contingencies

        The Company is subject to an inherent risk of product liability claims as a result of testing and marketing its products. The Company accounts for litigation losses in accordance with SFAS 5, “Accounting for Contingencies.” Under SFAS 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in reduction in expense in a future accounting period. As of December 31, 2005, the Company is not aware of any claims for which a loss is probable and, accordingly, has not accrued any loss provisions. In December 2005, as a result of safety concerns raised in connection with the use of NeutroSpec, the Company and Mallinckrodt suspended NeutroSpec sales and marketing activities. If any claim is asserted based on the use of NeutroSpec, the Company may incur future expenses or losses in connection with related litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2005 and in our other Securities and Exchange Commission filings.

        We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

Critical Accounting Policies and Estimates

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

        We have estimated and accrued certain costs associated with the suspension of sales of NeutroSpec and the related recall of inventories, including our share of costs incurred by others, as determined in accordance with existing agreements. If we have underestimated the actual amount of these costs and credits, we will record additional expenses in future periods. In addition, if any claim is asserted based on the use of NeutroSpec, the Company may incur future expenses or losses in connection with related litigation.

Stock-based Compensation

        The fair value of stock options granted has been calculated using the Black-Scholes method, which requires us to make estimates of future interest rates, volatility and expected option lives. We estimate these factors at the time of grant based on our own prior experience, public sources of information and information for comparable companies. The amount of recorded compensation or pro forma disclosure related to an option grant is not adjusted for subsequent changes in these estimates or for actual experience. Effective with the adoption of SFAS 123(R) in July 2005, the amount of our recorded compensation is also dependent on our estimates of future option forfeitures. If we initially over-estimate future forfeitures, our reported expenses will be understated. Changes in estimated forfeitures will affect our reported expenses in the period of the change.

        Certain options are subject to periodic re-measurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. In addition, the vesting of certain options is dependent on future events. As a result, stock-based compensation charges may vary significantly from period to period.

Overview

        We are primarily focused on discovering and developing melanocortin (“MC”)-based therapeutics, which we believe is one of the fastest growing areas of pharmaceutical research and development. Targeting the MC family of receptors provides therapeutic opportunities to treat a variety of conditions and diseases, including sexual dysfunction, obesity, cachexia (extreme wasting, generally secondary to a chronic disease), and inflammation. Our objective is to become a worldwide leader in MC-based therapeutics by commercializing our products under development and identifying new product targets using our patented drug discovery platform.

        NeutroSpec® is our proprietary radiolabeled monoclonal antibody product for imaging and diagnosing infection and is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, we, along with Mallinckrodt, voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. In July 2004, we had received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicits. In 2005, we had reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients with severe underlying cardiopulmonary compromise who received NeutroSpec for off-label uses. In December 2005, the FDA informed us and Mallinckrodt that it had reconsidered the risk/benefit assessment of NeutroSpec and determined that the product should not be administered to patients until a further understanding and review of the relationship between NeutroSpec and reported serious adverse events is completed. The FDA also stated that they will convene an FDA Advisory Panel in 2006 to discuss the use of NeutroSpec with additional safeguards, the evidence that will be needed to continue use of the product for equivocal appendicitis and plans for other indications, including osteomyelitis (infection deep inside a bone). All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended.

        We, along with Mallinckrodt, are reviewing data and assessing approaches for understanding the relationship between NeutroSpec use and the observed serious adverse events. No final decision concerning future activities involving NeutroSpec has been made.

        PT-141, our lead therapeutic drug candidate, is a nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”). It is an MC receptor-based therapeutic. Pursuant to the terms of the collaboration agreement, Palatin and King will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of PT-141 in North America based on an agreed upon percentage. Palatin and King currently plan to seek a partner for PT-141 for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. We have the option to create, with King, a urology specialty sales force to co-promote the product in the United States if the product is successfully developed and commercialized.

        We are in the process of identifying a clinical candidate MC therapeutic small molecule for the treatment of obesity, and also have a program for the treatment of cachexia. We are also in the process of identifying a clinical candidate natriuretic compound for the treatment of congestive heart failure. These programs utilize our MIDAS proprietary platform technology that allows us to design and synthesize novel pharmaceuticals that mimic the activity of peptides.

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates under development; expansion of our pipeline through the utilization of our MC expertise and patented drug discovery platform; and opportunistic acquisition of synergistic products and technologies and partial funding of our development and discovery programs with the cash flow from our PT-141 collaboration agreements and, if we resume sales of NeutroSpec, our NeutroSpec collaboration agreement.

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

Results of Operations

Three and Six Months Ended December 31, 2005 Compared to the Three and Six Months Ended December 31, 2004.

        Royalties – For the three and six months ended December 31, 2005, we recognized royalty revenues of $0.6 million and $1.5 million, respectively, compared to $0.2 million and $0.5 million, respectively, in the three and six months ended December 31, 2004. Royalty revenues represent amounts due from Mallinckrodt pursuant to our collaboration agreement and are earned based on a contractual percentage of Mallinckrodt’s net sales of NeutroSpec to customers. NeutroSpec was approved by the FDA in July 2004. The increase in royalty revenue primarily reflects higher unit sales by Mallinckrodt prior to the suspension of sales in December 2005. We will not earn future royalty revenues from NeutroSpec unless and until NeutroSpec sales resume.

        Product Sales – We recorded no product sales for the three and six months ended December 31, 2005, compared to $1.3 million and $1.7 million, respectively, in the three and six months ended December 31, 2004. Product sales represent revenue from our sale of NeutroSpec units to Mallinckrodt, pursuant to our collaboration agreement. Under our agreement, each Mallinckrodt purchase from us is subject to certain minimum quantities, which has resulted in a limited number of product shipments by us over the course of a year. Accordingly, our periodic revenue from product sales is highly dependent on the timing of orders and shipments and may vary significantly. During the three and six months ended December 31, 2005, there were no such shipments of NeutroSpec to Mallinckrodt. We will not earn future revenue from sales of NeutroSpec to Mallinckrodt unless and until NeutroSpec commercial sales resume.

        Licenses, Grants and Contracts – For the three and six months ended December 31, 2005, we recognized $4.0 million and $8.2 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $3.9 million and $8.0 million, respectively, related to PT-141 pursuant to our collaboration agreement with King, and (ii) $0.1 million and $0.2 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and six months ended December 31, 2004, we recognized $3.3 million and $7.1 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $3.3 million and $5.1 million, respectively, related to PT-141 pursuant to our collaboration agreement with King, and (ii) $0 and $2.0 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The increase in revenue from King primarily reflects increased reimbursements related to increased PT-141 costs and, with respect to the six-month period, the existence of the collaboration agreement for the full six-month period. The agreement with King was completed in August 2004. License and contract revenue from Mallinckrodt in the six months ended December 31, 2005 reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. The $2.0 million received from Mallinckrodt in the six months ended December 31, 2004 represented a milestone payment received upon FDA approval of NeutroSpec in July 2004. We expect to continue to earn contract revenue from King as the development of PT-141 continues, in the form of reimbursement of shared development costs and the recognition of deferred license fees. Future cost reimbursements from Mallinckrodt are dependent upon decisions we make together with Mallinckrodt concerning future NeutroSpec development activities. We may also earn contract revenue from Mallinckrodt, subject to decisions concerning future NeutroSpec activities, and King based on the attainment of certain development milestones.

        Cost of Product Sales and Royalties – For the three and six months ended December 31, 2005, we recognized $2.0 million in cost of product sales related to NeutroSpec. As noted above, there were no sales of NeutroSpec to Mallinckrodt in the three and six months ended December 31, 2005. In the three and six month periods ended December 31, 2005, cost of product sales represents our inventory write-off related to the suspension of sales of NeutroSpec. For the three and six months ended December 31, 2004, we recognized $0.1 million and $0.2 million, respectively, in cost of product revenues related to product sales of NeutroSpec to Mallinckrodt. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we used and sold this inventory, the cost of product sales we recognized excluded amounts previously expensed. On the date of approval, we had sufficient active drug substance to produce all of the product units sold during the period. Cost of sales for these units primarily consisted of packaging and other materials.

        Royalty expense increased from $0.1 million and $0.2 million, respectively, in the three and six months ended December 31, 2004 to $0.1 million and $0.3 million in the three and six months ended December 31, 2005, primarily as a result of our increased royalty revenue from sales of NeutroSpec.

        Research and Development – Research and development expenses increased to $9.3 million and $18.7 million for the three and six months ended December 31, 2005, respectively, compared to $6.1 million and $11.8 million for the three and six months ended December 31, 2004, respectively. Research and development expenses related to PT-141 increased by $1.6 million and $4.5 million for the three and six months ended December 31, 2005, respectively, compared to the three and six months ended December 31, 2004, primarily due to increased clinical development activities, including the initiation in July 2005 of two Phase 2 studies, an “at-home” efficacy study in approximately 600 ED patients and an “at-home” efficacy study in approximately 250 ED patients with diabetes mellitus. Associated costs include fees to clinicians, costs of drug supplies and study monitoring and management. For both the three and six months ended December 31, 2005, research and development spending on NeutroSpec increased $0.1 million, from the three and six months ended December 31, 2004. The three and six month periods of 2005 included greater nonclinical development spending. Future NeutroSpec spending is dependent upon decisions we make together with Mallinckrodt concerning future NeutroSpec development activities following the suspension of NeutroSpec sales in December 2005. We have suspended ongoing clinical trials and plans for future trials, including studies to evaluate NeutroSpec’s market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. Research and development expenses related to our MIDAS program increased $0.3 million and $0.4 million, respectively, in the three and six months ended December 31, 2005, primarily as a result of additional contract services for assistance with the optimization of lead compounds. We expect spending on our MIDAS programs to continue to increase during the remainder of the current fiscal year. Other general research and development spending increased $1.2 million and $1.9 million in the three and six months ended December 31, 2005, primarily due to increased personnel, the expansion of facilities and license fees. The amount and timing of future research and development expenses will depend on our review of safety data related to NeutroSpec and on a number of factors described in this report and our annual report on Form 10-K for the fiscal year ended June 30, 2005, including the results of our research activities, our collaboration agreements and the availability and sources of financing.

        General and Administrative – General and administrative expenses in the three and six months ended December 31, 2005 were comparable to the corresponding periods of the prior year. In the three months ended December 31, 2005, lower legal and recruiting fees were largely offset by higher personnel costs. In the six months ended December 31, 2005, lower legal fees were primarily offset by increased personnel costs and stock compensation charges.

        Income Taxes – Income tax benefits of $0.7 million in the three and six months ended December 31, 2005 and $0.6 million in the three and six months ended December 31, 2004 relate to the sale of New Jersey State net operating loss carryforwards and research and development credits. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the State of New Jersey.

        Stock Options – Effective July 1, 2005, we have adopted SFAS 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Prior to the adoption of SFAS 123(R), we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for our fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. In the six months ended December 31, 2005, we recorded approximately $0.6 million of compensation expense related to stock options.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. As of December 31, 2005, we had an accumulated deficit of $145.0 million. We have financed our net operating losses primarily through equity financings and revenue received under collaborative agreements.

        As of December 31, 2005, we had cash, cash equivalents and investments totaling $19.1 million.

        Our product candidates are at various stages of research and development and some may never be successfully developed or commercialized. We will need regulatory approval to market and sell PT-141 and MIDAS products. In addition, in December 2005, we voluntarily suspended the sales, marketing and distribution of NeutroSpec® and recalled all existing customer inventories. The FDA has stated that they will convene an Advisory Panel in 2006 to discuss the use of NeutroSpec with additional safeguards, the evidence that will be needed to continue use of the product for equivocal appendicitis and plans for other indications, including osteomyelitis. Our product candidates under development will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	intellectual property rights;

•	product introduction; and

•	marketing, sales and competition.

        Failure to obtain timely regulatory approval for our other product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations.

        During the six months ended December 31, 2005, we used $9.0 million of cash for our operating activities. In the six months ended December 31, 2004, operating activities provided $7.2 million of cash as a result of amounts received from King under our collaboration agreement, which was completed in August 2004. In the six months ended December 31, 2005, our accounts receivable balance decreased $4.0 million due primarily to the timing of the receipt of reimbursements from King for PT-141 costs. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts. Accounts receivable as of December 31, 2005 consisted of amounts due from Mallinckrodt, primarily representing royalty revenue based on Mallinckrodt’s net sales during the quarter ended December 31, 2005 and due from Mallinckrodt after the end of the quarter.

        During the six months ended December 31, 2005 and 2004, net cash provided by financing activities was $10.5 million and $3.7 million, respectively, due primarily to proceeds from the issuance of common stock and warrants to King and the exercise of options and warrants.

        We are, and expect to continue, actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future or whether we will be able to obtain additional funding if such an acquisition is located.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our existing capital resources will be adequate to fund our projected operations through at least the next twelve months, based on current and projected expenditure levels, which include receiving certain milestone payments from collaborative partners. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We intend to continually monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts and may seek additional financing during the fiscal year ending June 30, 2006. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources.

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

Risk Factors

        In our annual report on Form 10-K for the year ended June 30, 2005 and in our other Securities and Exchange Commission filings, we have described risks to be considered when evaluating our business and future prospects. The following provides an updated discussion of certain of those risks to reflect developments in the business during the current fiscal year.

If after all the data is reviewed, the FDA does not agree that it is safe to recommence the marketing of NeutroSpec, or if we are unable to achieve market acceptance if and when NeutroSpec is allowed back on the market, our business may suffer.

        We do not know whether the safety concerns that may be related to the use of NeutroSpec can be successfully resolved. The FDA has indicated that it will convene an advisory panel later this year to evaluate the possible use of NeutroSpec with additional safeguards, including the evidence needed to continue use of NeutroSpec for the diagnosis of equivocal appendicitis as well as plans to seek approval for other indications, such as osteomyelitis. We do not know whether, or with what limitations, the FDA will allow sales and marketing of NeutroSpec to recommence. We also do not know what additional studies, if any, may be required by the FDA or the length of time necessary to successfully complete the studies, if at all, or the cost of any such studies.

        We voluntarily suspended sales, marketing and distribution of NeutroSpec after discussions with the FDA, and we recalled all existing customer inventories of the product. Even if we are permitted to recommence sales and marketing of NeutroSpec in the United States, the medical community may be reluctant to use NeutroSpec because of the recall and the safety concerns that were previously raised. Failure to reintroduce NeutroSpec to the market, or to achieve adequate market acceptance, may adversely affect our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk due to changes in interest rates relates primarily to our investment portfolio. We invest in instruments that meet high credit quality standards and we limit the amount of credit exposure as to any one issue, issuer and type of investments.

        As of December 31, 2005, our cash and cash equivalents were $16.8 million and our short-term investments, which consisted of mutual funds, were $2.4 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

        None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders, which convened on December 2, 2005, the stockholders voted on the following issues:

•	Election of directors; and
•	Ratification of the appointment of our independent auditors for the fiscal year ending June 30, 2006

        Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast.

Election of directors:		For	Withheld

Carl Spana, Ph.D.		40,070,427	622,679

John K.A. Prendergast, Ph.D.		40,233,616	459,490

Perry B. Molinoff, M.D.		40,079,473	613,633

Robert K. deVeer, Jr.		40,345,816	347,290

Zola P. Horovitz, Ph.D.		38,200,788	2,492,318

Robert I. Taber, Ph.D.		40,345,061	348,045

Errol De Souza, Ph.D.		40,330,956	362,150

J. Stanley Hull		40,345,241	347,865

Other	For	Against	Abstain

Ratification of independent auditors	40,535,751	133,966	23,389

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

Palatin Technologies, Inc. (Registrant)

Date: February 8, 2006	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 8, 2006	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certifications of Chief Executive Officer.

31.2	Certifications of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.