Form 10-Q
period 2006-03-31
PALATIN TECHNOLOGIES INC
filed 2006-05-10
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2006, 70,878,521 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

                                                                            March 31,         June 30,
                                                                              2006              2005
                                                                        ---------------   ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 13,948,468      $  15,720,364
  Available-for-sale investments                                            2,341,877          2,385,570
  Accounts receivable                                                          53,032          5,441,425
  Inventories                                                                       -          1,382,160
  Prepaid expenses and other current assets                                 1,829,200          1,889,269
                                                                        ---------------   ---------------
      Total current assets                                                 18,172,577         26,818,788

Property and equipment, net                                                 6,433,157          6,464,324
Restricted cash                                                               475,000            475,000
Other assets                                                                1,131,726          1,408,158
                                                                        ---------------   ---------------
      Total assets                                                       $ 26,212,460      $  35,166,270
                                                                        ===============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Capital lease obligations, current portion                              $    84,759       $     11,269
  Accounts payable                                                          4,288,778          4,773,297
  Accrued expenses                                                          6,113,641          4,471,276
  Deferred revenue, current portion                                         4,124,649          3,790,828
                                                                        ---------------   ---------------
      Total current liabilities                                            14,611,827         13,046,670

Capital lease obligations, net of current portion                             251,914             18,934
Deferred rent, net of current portion                                       2,828,967          3,001,980
Deferred revenue, net of current portion                                    7,503,816          9,873,438
                                                                        ---------------   ---------------
      Total liabilities                                                    25,196,524         25,941,022
                                                                        ---------------   ---------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares authorized:
    Series A Convertible; 9,997 and 11,447 shares issued and outstanding
    as of March 31, 2006 and June 30, 2005, respectively                          100                114
  Common stock, $.01 par value, 150,000,000 shares authorized,
    59,899,844 and 54,236,544 shares issued and outstanding as of
    March 31, 2006 and June 30, 2005, respectively                            599,000            542,365
  Additional paid-in capital                                              153,026,525        140,167,431
  Accumulated other comprehensive loss                                        (43,693)                 -
  Accumulated deficit                                                    (152,565,996)     (131,484,662)
                                                                        ---------------   ---------------
      Total stockholders' equity                                            1,015,936          9,225,248
                                                                        ---------------   ---------------
      Total liabilities and stockholders' equity                         $ 26,212,460      $  35,166,270
                                                                        ===============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

                                                      PALATIN TECHNOLOGIES, INC.
                                                 Consolidated Statements of Operations
                                                              (unaudited)

                                        Three Months Ended March 31,               Nine Months Ended March 31,
                                     ----------------------------------    -----------------------------------
                                         2006              2005                 2006               2005
                                     ----------------    ---------------    ----------------    ---------------
REVENUES:
     Royalties                        $          -        $    465,974        $  1,508,862        $ 1,007,647
     Product sales                               -                   -                   -          1,707,825
     Licenses, grants and
      contracts                          5,045,025           2,340,869          13,267,079          9,396,719
                                     ----------------    ---------------    ----------------    ---------------
          Total revenues                 5,045,025           2,806,843          14,775,941         12,112,191
                                     ----------------    ---------------    ----------------    ---------------

OPERATING EXPENSES:
     Cost of product sales                       -               5,924           2,041,175            226,765
     Royalties                                   -              85,282             299,995            244,676
     Research and development           10,954,466           4,854,417          29,639,751         16,619,541
     General and administrative          1,838,967           1,958,738           5,022,069          5,297,633
                                     ----------------    ---------------    ----------------    ---------------
          Total operating
           expenses                     12,793,433           6,904,361          37,002,990         22,388,615
                                     ----------------    ---------------    ----------------    ---------------

Loss from operations                    (7,748,408)         (4,097,518)        (22,227,049)       (10,276,424)
                                     ----------------    ---------------    ----------------    ---------------

OTHER INCOME (EXPENSE):
     Investment income                     155,677             161,169             496,917            440,803
     Interest expense                       (9,375)             (3,907)            (17,477)           (10,946)
                                     ----------------    ---------------    ----------------    ---------------
          Total other income, net          146,302             157,262             479,440            429,857
                                     ----------------    ---------------    ----------------    ---------------

Loss before income taxes                (7,602,106)         (3,940,256)        (21,747,609)        (9,846,567)
Income tax benefit                               -                   -             666,275            580,275
                                     ----------------    ---------------    ----------------    ---------------

NET LOSS                              $ (7,602,106)       $ (3,940,256)      $ (21,081,334)      $ (9,266,292)
                                     ================    ===============    ================    ===============

Basic and diluted net loss per
      common share                    $      (0.13)       $      (0.07)      $       (0.37)      $      (0.17)
                                     ===============     ===============    ================    ===============

Weighted average number of
      common shares outstanding
      used in computing basic
      and diluted net loss per
      common share                     59,339,220           54,021,372          57,503,198         53,796,392
                                     ===============     ===============    ================    ===============

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

                                                                    Nine Months Ended March 31,
                                                                  ----------------------------------
                                                                     2006                2005
                                                                  ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(21,081,334)      $ (9,266,292)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                     947,275             806,689
      Stock-based compensation                                          863,795              (2,301)
      Inventory write-off                                             2,041,175                   -
      Changes in certain operating assets and liabilities:
        Accounts receivable                                           5,388,393          (1,489,170)
        Inventories                                                    (659,015)           (855,617)
        Prepaid expenses and other                                      335,666          (1,095,573)
        Accounts payable                                               (484,519)          3,005,152
        Accrued expenses and other                                    1,469,352          (1,118,591)
        Deferred revenues                                            (2,035,801)         13,822,807
                                                                  ---------------    ---------------
            Net cash (used in) provided by operating activities     (13,215,013)          3,807,104
                                                                  ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale or maturity of short-term investments                              -             50,005
      Purchases of property and equipment                              (589,059)          (474,127)
                                                                  ---------------    ---------------
            Net cash used in investing activities                      (589,059)          (424,122)
                                                                  ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on capital lease obligations                             (19,744)           (31,710)
      Proceeds from issuances of common stock and
       warrants, net                                                 12,051,920          3,728,502
                                                                  ---------------    ---------------
            Net cash provided by financing activities                12,032,176          3,696,792
                                                                  ---------------    ---------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                              (1,771,896)          7,079,774

CASH AND CASH EQUIVALENTS, beginning
   of period                                                         15,720,364         17,947,076
                                                                  ---------------    ---------------

CASH AND CASH EQUIVALENTS, end of period                           $ 13,948,468       $ 25,026,850
                                                                  ===============    ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Assets acquired by capital lease                               $    326,364       $          -
                                                                  ===============    ===============

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

        Bremelanotide, formerly known as PT-141, an MC receptor agonist and the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction, under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company.

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

        NeutroSpec® is the Company’s proprietary radiolabeled monoclonal antibody product for imaging and diagnosing infection and is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. In July 2004, the Company had received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In 2005, the Company and Mallinckrodt reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients who received NeutroSpec. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended. The Company and Mallinckrodt are reviewing data and assessing approaches for understanding the relationship between NeutroSpec use and the observed serious adverse events. No final decisions concerning future activities involving NeutroSpec have been made.

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

        Business Risk and Liquidity — The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2006 and incurred a net loss in the nine months ended March 31, 2006. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company expects that its cash, cash equivalents and available-for-sale investments as of March 31, 2006, together with the proceeds of its April 2006 offering discussed in note 8, will be adequate to fund the Company’s operations for at least the next twelve months. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s periodic accounts receivable balances primarily consist of amounts due from its collaboration partners, King and Mallinckrodt.

        Revenues from King and Mallinckrodt as a percentage of total revenues were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
King	99%	83%	88%	61%

Mallinckrodt	1%	17%	12%	39%

(2)   BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2006, its results of operations for the three and nine months ended March 31, 2006 and 2005 and its cash flows for the nine months ended March 31, 2006 and 2005. The results of operations for the three and nine month periods ended March 31, 2006 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2006.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2005 and 2004 and for each of the fiscal years in the three-year period ended June 30, 2005.

(3)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly owned inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates — The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and Statements of Cash Flows – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Restricted cash secures letters of credit for security deposits on leases.

        Investments — The Company classifies its investments as available-for-sale investments and all such investments are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, if any, are excluded from earnings and are reported in accumulated other comprehensive loss until realized. Interest and dividends on securities classified as available-for-sale are included in investment income. Gains and losses are recorded in the statement of operations when realized or when unrealized holding losses are determined to be other than temporary, on a specific-identification basis.

        Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

        Inventories – The Company’s inventories, which all relate to NeutroSpec, are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development expense. Inventory costs consist primarily of costs to third-party vendors for work-in-progress materials and do not include general and administrative costs. As of December 31, 2005, the Company wrote off existing inventories upon suspension of NeutroSpec sales and marketing activities with a charge of $2,041,175 to cost of product revenues.

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset, without interest charges, are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future discounted cash flows based on reasonable and supportable assumptions.

        Other Assets – Other assets and other current assets include certain payments the Company made to licensors in cash and stock as their share of up-front payments received from collaboration partners in connection with the Company’s collaboration agreements. The Company has treated these payments as incremental direct costs of the up-front payments, to be charged over the same period as the related deferred revenue, in accordance with guidance contained in the SEC’s Staff Accounting Bulletin No. 104 and, by analogy, to paragraph 4 of FASB Technical Bulletin 90-1.

        Deferred Rent — The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis for the buildings the Company occupies, as well as the value of tenant allowances for leasehold improvements. Rent expense is being recognized ratably over the life of the leases.

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

        Stock Options — Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123(R). However, in its pro forma disclosures, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

        The previously-disclosed pro forma impact on earnings of using the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the three and nine months ended March 31, 2005 is as follows:

	Three months ended March 31, 2005	Nine months ended March 31, 2005
Net loss attributable to common stockholders:
As reported	$ (3,940,256)	$ (9,266,292)
Stock-based employee compensation expense included in the determination of net loss as reported	-	68,333
Impact of total stock-based compensation expense determined under fair-value-based method	(223,705)	(808,908)
Pro forma	$ (4,163,961)	$ (10,006,867)
Basic and diluted net loss per common share:
As reported	$ (0.07)	$ (0.17)
Pro forma	$ (0.08)	$ (0.19)

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

        Income Taxes — The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In accordance with SFAS 109 “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes provisions of tax laws that may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share — Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the three and nine months ended March 31, 2006 and 2005, there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants amounted to an aggregate of 13,062,291 and 13,039,115 as of March 31, 2006 and 2005, respectively.

(4)   OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Loss	$ (7,602,106)	$ (3,940,256)	$ (21,081,334)	$ (9,266,292)
Unrealized loss on investments	(12,053)	(14,083)	(43,693)	(29,279)
Comprehensive loss	$ (7,614,159)	$ (3,954,339)	$ (21,125,027)	$ (9,295,571)

(5)   INVESTMENTS

        The following is a summary of available-for-sale investments:

March 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$ 2,385,570	$ -	$ (43,693)	$ 2,341,877
Total	$ 2,385,570	$ -	$ (43,693)	$ 2,341,877

June 30, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds	$ 2,385,570	$ -	$ -	$ 2,385,570
Total	$ 2,385,570	$ -	$ -	$ 2,385,570

(6)   STOCKHOLDERS’ EQUITY

        Common Stock Transactions — In September 2005, the Company sold 4,499,336 shares of its common stock and warrants to purchase 719,894 shares of its common stock in a private placement to King for a total purchase price of $10,000,000. The warrants are exercisable for a three-year period commencing September 26, 2005, at an exercise price of $2.22 per share. The sale of the stock and warrants was made pursuant to the Company’s collaborative development and marketing agreement with King. Under the agreement, King may pay future milestone payments to the Company totaling up to $90,000,000 for achieving certain male erectile dysfunction (“ED”) and female sexual dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of bremelanotide, King may also pay milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be received in the form of equity contributions.

        During the nine months ended March 31, 2006, we issued 1,087,079 shares of common stock for aggregate cash proceeds of $2,062,224 upon the exercise of warrants.

        Stock Option Plan – The Company’s 2005 Stock Plan was approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants for up to 5,000,000 shares of common stock to employees, non-employee directors and consultants. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company under the 2005 Stock Plan generally expire ten years from the date of grant and generally vest over three to four years. As of March 31, 2006, 3,814,246 shares were available for grant under the 2005 Stock Plan.

        As of March 31, 2006, there were 155,760 options available for grant under the 1996 Stock Option Plan, which expires in August 2006. The 1996 Stock Option Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company under the 1996 Stock Option Plan generally expire ten years from the date of grant and generally vest over three to four years.

        The Company also has outstanding options that were granted under previous option plans. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

        The following table summarizes option activity for the nine months ended March 31, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at beginning of period	4,688,152	$3.41
Granted	1,232,597	2.08
Forfeited	(124,060)	2.34
Exercised	(21,162)	1.64
Cancelled	(115,638)	4.09
Outstanding at end of period	5,659,889	3.13	6.2	$2,002,430
Exercisable at end of period	4,158,641	3.45	5.2	1,027,589
Unvested options expected to vest	1,237,139	2.30	9.1	783,479

        The intrinsic value of options exercised in the nine months ended March 31, 2006 and 2005 was $21,368 and $32,384 respectively.

        The weighted average fair value of options granted during the nine months ended March 31, 2006 and 2005 was $1.36 and $2.55, respectively. The fair value of option grants is estimated at the date of grant using the Black-Scholes model. For grants during the nine months ended March 31, 2006, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free rate were 85%, 0%, 6.6 years and 4.0%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is estimated based on the Company’s historical exercise and employment termination experience determined separately for certain employee groups. The risk-free rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. For grants during the nine months ended March 31, 2005, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free rate were 89%, 0%, 7.0 years and 3.7%, respectively.

        In the nine months ended March 31, 2006, the Company recorded share-based compensation of $863,795 representing approximately $0.02 per share, net of an allowance for estimated forfeitures of $117,413, which is included in the Company’s net loss for the period. The Company did not record a tax benefit related to share-based compensation expense. As of March 31, 2006, there was $1,417,629 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.2 years.

(7)   COMMITMENTS AND CONTINGENCIES

        Commitments

        In the nine months ended March 31, 2006, the Company acquired $383,958 of equipment under a capital lease with a term of 48 months. The Company made an initial down payment of $57,594. Scheduled lease payments under this obligation are as follows:

Year Ending June 30,
2006	$ 40,113
2007	96,270
2008	96,270
2009	96,270
2010	56,158
Total	385,081
Amount representing imputed interest	(58,717)
Net	$326,364

        Contingencies

        The Company is subject to an inherent risk of product liability claims as a result of testing and marketing its products. The Company accounts for litigation losses in accordance with SFAS 5, “Accounting for Contingencies.” Under SFAS 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in reduction in expense in a future accounting period. As of March 31, 2006, the Company is not aware of any claims for which a loss is probable and, accordingly, has not accrued any loss provisions. In December 2005, as a result of safety concerns raised in connection with the use of NeutroSpec, the Company and Mallinckrodt suspended NeutroSpec sales and marketing activities. If any claim is asserted based on the use of NeutroSpec, the Company may incur future expenses or losses in connection with related litigation.

(8)   SUBSEQUENT EVENT

        In April 2006, the Company sold 10,978,677 units, each consisting of one share of its common stock and warrants to purchase 0.30 shares of its common stock, in a registered direct offering for a total purchase price of $26,800,000. Net proceeds to the Company, after offering costs, amounted to approximately $24,900,000. The warrants are exercisable beginning in October 2006, at an exercise price of $2.88 per share, and expire in April 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2005 and in our other Securities and Exchange Commission (“SEC”) filings.

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

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in our development programs, including the possibility that a program is terminated prior to completion without a repayment obligation on our part, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. We consider our performance period under the King Pharmaceuticals, Inc. (“King”) collaboration to be the period in which we perform development activities during the initial research term, which is currently estimated to be five years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period.

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

        Bremelanotide, our lead therapeutic drug candidate, is a nasally administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction under a collaborative development and marketing agreement with King. It is an MC receptor-based therapeutic. Pursuant to the terms of the collaboration agreement, Palatin and King will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of bremelanotide in North America based on an agreed upon percentage. Palatin and King currently plan to seek a partner for bremelanotide for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. We have the option to create, with King, a urology specialty sales force to co-promote the product in the United States if the product is successfully developed and commercialized.

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

        NeutroSpec® is our proprietary radiolabeled monoclonal antibody product for imaging and diagnosing infection and is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, we, along with Mallinckrodt, voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. In July 2004, we had received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In 2005, we had reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients with severe underlying cardiopulmonary compromise who received NeutroSpec for off-label uses. In December 2005, the FDA informed us and Mallinckrodt that it had reconsidered the risk/benefit assessment of NeutroSpec and determined that the product should not be administered to patients until a further understanding and review of the relationship between NeutroSpec and reported serious adverse events is completed. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended.

        We, along with Mallinckrodt, are reviewing data and assessing approaches for understanding the relationship between NeutroSpec use and the observed serious adverse events. No final decision concerning future activities involving NeutroSpec has been made.

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates under development; expansion of our pipeline through the utilization of our MC expertise and patented drug discovery platform; opportunistic acquisition of synergistic products and technologies and partial funding of our development and discovery programs with the cash flow from our bremelanotide collaboration agreement and, if we resume sales of NeutroSpec, our NeutroSpec collaboration agreement.

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices and research facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this report.

Results of Operations

Three and Nine Months Ended March 31, 2006 Compared to the Three and Nine Months Ended March 31, 2005.

        Royalties – For the three and nine months ended March 31, 2006, we recognized royalty revenues of $0 and $1.5 million, respectively, compared to $0.5 million and $1.0 million, respectively, in the three and nine months ended March 31, 2005. Royalty revenues represent amounts due from Mallinckrodt pursuant to our collaboration agreement and are earned based on a contractual percentage of Mallinckrodt’s net sales of NeutroSpec to customers. NeutroSpec was approved by the FDA in July 2004. The increase in royalty revenue for the nine-month period primarily reflects higher unit sales by Mallinckrodt prior to the suspension of sales in December 2005. We will not earn future royalty revenues from NeutroSpec unless and until NeutroSpec sales resume.

        Product Sales – We recorded no product sales for the three and nine months ended March 31, 2006, compared to $0 and $1.7 million, respectively, in the three and nine months ended March 31, 2005. Product sales represent revenue from our sale of NeutroSpec units to Mallinckrodt, pursuant to our collaboration agreement. Under our agreement, each Mallinckrodt purchase from us is subject to certain minimum quantities, which resulted in a limited number of product shipments by us over the course of a year. Accordingly, our periodic revenue from product sales was highly dependent on the timing of orders and shipments and varied significantly. During the three and nine months ended March 31, 2006, there were no such shipments of NeutroSpec to Mallinckrodt. We will not earn future revenue from sales of NeutroSpec to Mallinckrodt unless and until NeutroSpec commercial sales resume.

        Licenses, Grants and Contracts – For the three and nine months ended March 31, 2006, we recognized $5.0 million and $13.3 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $5.0 million and $13.0 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, and (ii) $0 and $0.3 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and nine months ended March 31, 2005, we recognized $2.3 million and $9.4 million, respectively, in licenses, grants and contracts revenue consisting primarily of (i) $2.3 million and $7.4 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, and (ii) $0 and $2.0 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The increase in revenue from King primarily reflects increased reimbursements related to increased bremelanotide costs and, with respect to the nine-month period, the existence of the collaboration agreement for the full nine-month period. The agreement with King was completed in August 2004. License and contract revenue from Mallinckrodt in the nine months ended March 31, 2006 reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. The $2.0 million received from Mallinckrodt in the nine months ended March 31, 2005 represented a milestone payment received upon FDA approval of NeutroSpec in July 2004. We expect to continue to earn contract revenue from King as the development of bremelanotide continues, in the form of reimbursement of shared development costs and the recognition of deferred license fees. Future cost reimbursements from Mallinckrodt are dependent upon decisions we make together with Mallinckrodt concerning future NeutroSpec development activities. We may also earn contract revenue from Mallinckrodt, subject to decisions concerning future NeutroSpec activities, and King based on the attainment of certain development milestones.

        Cost of Product Sales and Royalties – For the three and nine months ended March 31, 2006, we recognized $0 and $2.0 million, respectively, in cost of product sales related to NeutroSpec. As noted above, there were no sales of NeutroSpec to Mallinckrodt in the three and nine months ended March 31, 2006. In the nine months ended March 31, 2006, cost of product sales represents our inventory write-off related to the suspension of sales of NeutroSpec. For the three and nine months ended March 31, 2005, we recognized $0.0 million and $0.2 million, respectively, in cost of product revenues related to product sales of NeutroSpec to Mallinckrodt. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we used and sold this inventory, the cost of product sales we recognized excluded amounts previously expensed. On the date of approval, we had sufficient active drug substance to produce all of the product units sold during the period. Cost of sales for these units primarily consisted of packaging and other materials.

        Royalty expense amounted to $0 and $0.3 million, respectively, for the three and nine months ended March 31, 2006, compared to $0.1 million and $0.2 million for the three and nine months ended March 31, 2005. The increase in royalty expense in the nine-month period ended March 31, 2006 was primarily as a result of our increased royalty revenue from sales of NeutroSpec. We will not incur future royalty expenses on NeutroSpec unless and until commercial sales of NeutroSpec resume.

        Research and Development – Research and development expenses increased to $11.0 million and $29.6 million for the three and nine months ended March 31, 2006, respectively, compared to $4.9 million and $16.6 million for the three and nine months ended March 31, 2005, respectively.

        Research and development expenses related to bremelanotide increased from $3.3 million to $9.3 million and from $11.8 million to $24.1 million for the three and nine months ended March 31, 2006, respectively, compared to the three and nine months ended March 31, 2005, primarily due to increased clinical development activities, including the initiation in July 2005 of two Phase 2 studies, an “at-home” efficacy study in ED patients and an “at-home” efficacy study in ED patients with diabetes mellitus. In addition, in the three months ended March 31, 2006, the Company initiated patient enrollment in a Phase 2B “at home” clinical trial in female patients with FSD. Associated costs include fees to clinicians, costs of drug supplies and study monitoring and management. We expect to spend approximately $20 million to $25 million of direct costs (excluding allocated general expenses) on bremelanotide to conduct these and other clinical studies for ED and FSD and continue related process and development activities prior to initiating Phase 3 clinical trials. A majority of the additional direct costs will be reimbursed by our collaboration partner, King.

        In the three months ended March 31, 2006, research and development spending on NeutroSpec decreased from $0.6 million to $0.2 million compared to the three months ended March 31, 2005 as a result of lower costs related to manufacturing and product development activities. In the nine months ended March 31, 2006, research expenses for NeutroSpec were comparable to the nine months ended March 31, 2005, as higher product development spending was largely offset by lower costs of clinical studies. We have suspended ongoing clinical trials and plans for future trials, including studies to evaluate NeutroSpec’s market potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. We expect to spend approximately $0.5 million to $1.0 million of direct costs on NeutroSpec during the remainder of calendar 2006 to perform certain FDA-required post-marketing studies, review the safety of NeutroSpec and explore other indications, a significant portion of which will be reimbursed by our collaboration partner, Mallinckrodt. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the review of NeutroSpec safety and discussions with both the FDA and Mallinckrodt.

        Our license agreements related to NeutroSpec require royalty payments on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales and marketing of NeutroSpec. We do not reasonably expect to make any such contingent payments during the next twelve months.

        Research and development expenses related to our MIDAS program increased from $1.0 million to $1.5 million and from $2.9 million to $3.7 million for the three and nine-month periods ended March 31, 2006 compared to the three and nine-month periods ended March 31, 2005, respectively, primarily as a result of additional contract services for assistance with the optimization of lead compounds. We expect to spend approximately $3 million to $4 million of additional direct costs during the remainder of calendar 2006 to continue laboratory research on various compounds in preparation for filing an Investigational New Drug Application and commencing clinical trials. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress a compound into human clinical trials and discussions with potential development partners.

        We have a license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction. The license agreement requires contingent payments based on certain upfront fees we receive as a result of a sublicense. We do not reasonably expect to sublicense such rights or make any material contingent payments during the next twelve months.

        The historical amounts of project spending above include an allocated portion of general research and development spending, which increased $1.0 million and $2.8 million in the three and nine months ended March 31, 2006, respectively, primarily due to increased personnel costs and the expansion of facilities.

        Cumulative spending from inception to March 31, 2006 on our bremelanotide, NeutroSpec and MIDAS programs amounts to approximately $76.2 million, $53.7 million and $20.5 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, significant related net cash inflows will be generated.

        General and Administrative – General and administrative expenses in the three and nine months ended March 31, 2006 were comparable to the corresponding periods of the prior year. In the three months ended March 31, 2006, lower legal and recruiting fees were largely offset by higher personnel costs. In the nine months ended March 31, 2006, lower legal fees were primarily offset by increased personnel costs, including stock compensation charges.

        Income Taxes – Income tax benefits of $0.7 million in the nine months ended March 31, 2006 and $0.6 million in the nine months ended March 31, 2005 relate to the sale of New Jersey State net operating loss carryforwards. The amount of such losses that we are able to sell depends on annual pools and allocations established by the State of New Jersey.

        Stock Options – Effective July 1, 2005, we adopted SFAS 123(R), which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures. Prior to the adoption of SFAS 123(R), we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for our fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. In the three and nine months ended March 31, 2006, respectively, we recorded approximately $0.3 million and $0.9 million of compensation expense related to stock options.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through equity financings and revenue received under collaborative agreements.

        Our product candidates are at various stages of research and development and some may never be successfully developed or commercialized. We will need regulatory approval to market and sell bremelanotide and MIDAS products. In addition, in December 2005, we voluntarily suspended the sales, marketing and distribution of NeutroSpec® and recalled all existing customer inventories. Our product candidates under development will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

        During the nine months ended March 31, 2006, we used $13.2 million of cash for our operating activities. In the nine months ended March 31, 2005, operating activities provided $3.8 million of cash primarily as a result of amounts received from King under our collaboration agreement, which was completed in August 2004. In the nine months ended March 31, 2006, our accounts receivable balance decreased $5.4 million due primarily to the timing of the receipt of reimbursements from King for bremelanotide costs. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts.

        During the nine months ended March 31, 2006 and 2005, net cash provided by financing activities was $12.0 million and $3.7 million, respectively, due primarily to proceeds from the issuance of common stock and warrants to King and the exercise of options and other warrants.

        As of March 31, 2006, our cash and cash equivalents were $13.9 million and our short-term investments were $2.3 million. In addition, our April 2006 offering of common stock and warrants resulted in net proceeds to the Company of $24.9 million. We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our capital resources, including the net proceeds of our April offering, will be adequate to fund our projected operations through at least the next twelve months, based on current and projected expenditure levels, which include receiving certain milestone payments from collaborative partners. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We intend to continually monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts and may seek additional financing. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources.

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

Risk Factors

        In our annual report on Form 10-K for the year ended June 30, 2005 and in our other SEC filings, we have described risks to be considered when evaluating our business and future prospects. The following provides an updated discussion of certain of those risks to reflect developments in the business during the current fiscal year.

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

        As of March 31, 2006, our cash and cash equivalents were $13.9 million and our short-term investments, which consisted of mutual funds, were $2.3 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibits filed with this report:

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 9, 2006	/s/ CARL SPANA Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 9, 2006	/s/ STEPHEN T. WILLS Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.