Form 10-K
period 2006-06-30
PALATIN TECHNOLOGIES INC
filed 2006-09-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 001-15543

_____________________________

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4C Cedarbrook Drive
Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2005): $184,688,242

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 1, 2006): 70,878,521.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement relating to its Annual Meeting of Stockholders, to be filed within 120 days of its June 30, 2006 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

PALATIN TECHNOLOGIES, INC.

SIGNATURES

PART I

Item 1. Business.

Forward-looking statements

        Statements in this Annual Report on Form 10-K, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this Annual Report on Form 10-K, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission (“SEC”) filings.

Overview

        We are a biopharmaceutical company focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics. Our proprietary drug development pipeline is based primarily on melanocortin (“MC”)-based therapeutics, and we believe we are a leader in this fast growing area of pharmaceutical research and development. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (extreme wasting, generally secondary to a chronic disease), skin pigmentation and inflammation.

        In August 2004, we entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company, to jointly develop and commercialize bremelanotide (formerly known as PT-141), our nasally administered MC-based peptide presently in Phase 2 clinical development for two distinct indications, treatment of male erectile dysfunction (“ED”) and treatment of female sexual dysfunction (“FSD”). Pursuant to the terms of the agreement, Palatin and King share all collaboration development costs, marketing costs and net profits derived from net sales of bremelanotide in North America based on an agreed percentage. Palatin and King currently plan to seek a commercialization partner for bremelanotide for territories outside of North America. We have the option to create, with King, a urology specialty sales force to co-promote the product in the United States if the product is successfully developed and commercialized.

        We are in the process of identifying clinical candidate MC therapeutic small molecules for treatment of obesity and related disorders, with programs for both oral and non-oral drug delivery. We are also in the process of identifying natriuretic peptide receptor clinical candidate compounds for two indications, the treatment of chronic congestive heart failure (“CHF”) and acutely decompensated CHF.

        In December 2005, we voluntarily suspended the sales, marketing and distribution of NeutroSpec®, our proprietary radiolabeled monoclonal antibody product for imaging and diagnosing equivocal appendicitis, and recalled all existing customer inventories. NeutroSpec, which was approved for marketing by the United States Food and Drug Administration (the “FDA”) in July 2004, was marketed and distributed by our strategic collaboration partner, Tyco Healthcare Mallinckrodt (“Mallinckrodt”).

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are investigating; expanding our pipeline through the utilization of our MC expertise and patented drug discovery platform; acquiring synergistic products and technologies; and partially funding our development and discovery programs with the cash flow from our NeutroSpec and bremelanotide collaboration agreements.

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Annual Report on Form 10-K.

Products and Technologies in Research and Development

        We are concentrating our efforts on the following products and development programs:

        ED and FSD — Bremelanotide. Bremelanotide, our lead therapeutic drug candidate, is a patented, nasally administered peptide in clinical development for the treatment of both male and female sexual dysfunction. Bremelanotide, an MC receptor-based agonist (which promotes a biologic function response) therapeutic, is a synthetic analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone).

        ED is the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenetic issues may contribute to ED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of ED and more than 30 million men in the United States may be afflicted with some form of ED, with less than 20% seeking treatment. The incidence of ED increases with age. Studies show that chronic ED affects about 5% of men in their 40s and 15% to 25% of men by the age of 65. The current market size for ED is more than $2.5 billion per year.

        FSD is a multi-factorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSD is prevalent in approximately 50% of women over the age of 30 and that greater than 35 million women in the United States may be afflicted with some form of FSD. FSD includes disorders associated with desire, arousal, orgasm and pain. There is tremendous competition to develop, market and sell drugs for the treatment of ED and FSD.

        Bremelanotide is the first compound to enter clinical trials in a new drug class, MC receptor agonists, under development to treat sexual dysfunction. Our research suggests that bremelanotide works through activation of MC receptors in the central nervous system, which is a different mechanism of action from currently marketed ED therapies that act directly on the vascular system. As a result, it may offer significant safety and therapeutic benefits over currently marketed products. The current ED market is primarily served by the PDE-5 inhibitors Viagra®, a brand of sildenafil, Levitra®, a brand of vardenafil, and Cialis®, a brand of tadalafil. A significant portion of ED patients are contraindicated for, or non-responsive to, PDE-5 inhibitors.

        We are conducting clinical trials on a nasal formulation of bremelanotide, administered as a single spray in one nostril, which results in a rapid onset of action. We have completed various Phase 1 safety studies and Phase 2A and Phase 2B efficacy studies in male subjects and patients. We are reviewing clinical trial data on two recently completed Phase 2B studies, with results anticipated in the fourth quarter of calendar 2006. Both recently completed clinical trials evaluated the safety and efficacy of bremelanotide in patients suffering from mild to severe ED, with one trial limited to non-diabetic patients, and the other to diabetic patients. Both trials, conducted at clinical trial sites throughout the United States, involved an "at home" three-month treatment period and evaluated a range of bremelanotide intranasal doses, safety, treatment duration and patient populations.

        We have completed Phase 1 safety studies in female subjects and a Phase 2A efficacy study in female patients with FSD. The Phase 2A study included both pre-menopausal and post-menopausal FSD patients, with a total of 44 patients studied. The study showed, in both patient populations, an increase in the level of sexual desire and genital arousal in subjects receiving bremelanotide compared to subjects receiving placebo. We have an ongoing Phase 2B at home clinical trial of bremelanotide in female patients with FSD, scheduled to conclude in the first half of calendar 2007.

        We also have ongoing Phase 1 safety studies, designed to evaluate particular safety parameters, including FDA required studies. We anticipate having an end of Phase 2 meeting with the FDA in the first half of calendar 2007, and, depending on results of completed trials for which data is being compiled and ongoing trials, as well as comments and determinations by the FDA, initiating pivotal Phase 3 trials shortly thereafter.

        Collaborative Development and Marketing Agreement with King. In August 2004, we entered into a collaboration agreement with King to jointly develop and commercialize bremelanotide. Pursuant to the terms of the agreement, we share all collaboration development and marketing costs and all collaboration net profits derived from net sales of bremelanotide in North America based on an agreed percentage. Palatin and King currently plan to seek a commercialization partner for bremelanotide for territories outside of North America. However, there can be no assurance that we will be able to enter into any such arrangement on terms acceptable to us or at all.

        Under the agreement, King may make future potential milestone payments to us totaling up to $90.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of bremelanotide, King may also pay milestone payments to us totaling up to an additional $130.0 million upon achieving specified annual North American net sales thresholds. A portion of the milestone payments may be in the form of purchases of our common stock.

        Obesity. We have an active development program for MC receptor-targeted small molecule compounds for the treatment of obesity and related disorders. Obesity is a multi-factorial condition with significant biochemical components relating to satiety (feeling full) and energy utilization and homeostasis. A number of different metabolic and hormonal pathways are being evaluated by companies around the world in efforts to develop better treatments for obesity. Scientific research has established a role of MC receptors in feeding behavior and energy homeostasis, and that MC receptor agonists, such as alpha-MSH, decrease food intake and induce weight loss.

        Obesity is a significant healthcare issue, often correlated with a variety of cardiovascular and other diseases, including diabetes. In the United States, approximately 65 percent of adult Americans are categorized as being overweight or obese. Each year, obesity causes at least 300,000 excess deaths in the United States, and healthcare costs of American adults with obesity amount to approximately $100 billion. Additionally, studies in adolescents indicate that there is a trend towards increased prevalence of the disease.

        MC receptor agonists are also involved in other physiological responses, including sexual response. MC receptor agonists with potential for use in treatment of obesity generally induce a sexual response. To our knowledge, there are no reports in the scientific literature of MC receptor-target compounds which are effective in animal or human studies for treatment of obesity and which are also reported to not induce a sexual response.

        We have developed a class of small molecule compounds targeting MC receptors which are effective in treatment of obesity in animal models but which do not induce a sexual response. These compounds have been demonstrated to be effective in normal diet-induced obese and genetically obese animal models for decreasing food intake and body weight, without an increase in sexual response in normal animals at the same or higher dose levels. Tests to date have been conducted only in animal models and in laboratory tests. We believe that we have developed approaches that allow us to differentiate MC receptor-targeted compounds useful for treating obesity and related disorders from compounds that induce a sexual response.

        We have a program to develop and identify clinical candidate drugs for the treatment of obesity, including candidate drugs for oral and non-oral delivery programs. We anticipate initiating preclinical studies on at least one clinical candidate drug in the second half of calendar 2007 in preparation for human clinical trials.

        We have held preliminary discussions with several major pharmaceutical companies relating to our obesity program, and depending on results in our program to develop and identify clinical candidate drugs, intend to continue discussions on partnering or other collaborative relationships.

        Congestive Heart Failure. We have a development program for compounds that mimic natural peptides (“peptidomimetic”) for treatment of CHF. Heart failure is an illness in which the heart is unable to pump blood efficiently, and includes acutely decompensated CHF with dyspnea (shortness of breath) at rest or with minimal activity. Endogenous (naturally produced) natriuretic peptides have a number of beneficial results, including vasodilation (relaxation of blood vessels), natriuresis (excretion of sodium), and diuresis (excretion of fluids). One product is commercially available, Natrecor®, a brand of nesiritide, which is a recombinant (genetically made) form of human B-type natriuretic peptide. However, Natrecor® is approved only for use in acutely decompensated CHF with administration by intravenous injection, typically limiting administration to a hospital setting.

        Congestive heart failure directly affects nearly five million people in the United States, with over 500,000 new cases diagnosed each year. Annual medical treatment costs for congestive heart failure, which frequently involves expensive hospitalization and therapies, are estimated at over $25 billion.

        We are developing novel peptidomimetic natriuretic agonists that have demonstrated efficacy in animal models when administered by subcutaneous (under the skin) injection. These compounds remain active in animal models for longer periods than do natural or recombinant natriuretic peptides.

        We are in the process of identifying two clinical candidate drugs for treatment of CHF, an intravenous form for acutely decompensated CHF, which is designed to be highly potent, fast acting and fast clearing, and a subcutaneous form for chronic CHF, designed to produce therapeutic effects over a longer period. We believe that a subcutaneous form of peptidomimetic compound could be used in a clinic or doctor’s office, and would not be limited to use in hospitals or specialized medical facilities. We anticipate initiating preclinical studies on at least one clinical candidate drug in the second half of calendar 2007 in preparation for human clinical trials.

        MIDAS Drug Development Platform. Both our obesity and CHF programs derived lead compound series by utilizing our MIDAS™ (Metal Ion-induced Distinctive Array of Structures) proprietary platform technology to design and synthesize novel molecules that mimic the activity of peptides. MIDAS uses metal ions to fix the three-dimensional configuration of peptides, forming conformationally rigid molecules that remain folded specifically in their active forms. These MIDAS molecules are simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. Unlike most other drug discovery approaches, MIDAS can be used to generate both receptor antagonists (which block a normal biological metabolic response) and agonists. In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design small molecule, non-peptide drugs.

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

        NeutroSpec®. NeutroSpec, our trade name for technetium (99m Tc) fanolesomab, includes an anti-CD 15 monoclonal antibody which selectively binds to a type of white blood cell, neutrophils, involved in the immune response. When labeled with the radioactive tracer technetium and injected into the blood stream, the antibody binds to neutrophils accumulated at the infection site, labeling these cells. As a result, physicians can rapidly image and locate an infection using a gamma camera, a common piece of hospital equipment that detects radioactivity.

        In July 2004, we received approval from the FDA to market NeutroSpec for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. During 2005, with Mallinckrodt, we reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients with severe underlying cardiopulmonary compromise who received NeutroSpec for off-label uses. In December 2005, the FDA informed Mallinckrodt and us that it had reconsidered the risk/benefit assessment of NeutroSpec and determined that the product should not be administered to patients, until a further understanding and review of the relationship between NeutroSpec and reported serious adverse events is complete. Together with Mallinckrodt we are reviewing data and assessing approaches for understanding the relationship between NeutroSpec use and the observed serious adverse events. All ongoing clinical trials and plans for future clinical trials and regulatory approvals of NeutroSpec have been suspended, and no final decision concerning future activities involving NeutroSpec has been made. We anticipate making a decision on whether to seek to proceed with NeutroSpec in the first half of calendar 2007.

        Strategic Collaboration Agreement with Mallinckrodt. Mallinckrodt has exclusive worldwide marketing and distribution rights to NeutroSpec under our collaboration agreement. We are responsible for the manufacture of NeutroSpec and Mallinckrodt agreed to pay us a transfer price on each product unit sold to Mallinckrodt and a royalty on their net sales of NeutroSpec. If NeutroSpec is reintroduced to the market, we may receive milestone payments from Mallinckrodt on the achievement of development, regulatory or sales objectives; however, there can be no assurance that NeutroSpec will be reintroduced to the market or that development or sales objectives will be met.

Competition

        Our products under development will compete on the basis of quality, performance, cost effectiveness, and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Many of these competitors have substantially greater financial and technological resources than we do. Furthermore, there are several well-established products in our target markets that we will have to compete against. Products using new technologies which may be competitive with our proposed products may also be introduced by others. Most of the companies selling or developing competitive products have financial, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us. We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or our future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

        The pharmaceutical and biotechnology industry is characterized by extensive research efforts and rapid technological change with many companies that have developed or are working to develop products similar to ours. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. Such companies may be more successful than us in developing, manufacturing and marketing products.

        There are currently three FDA-approved PDE-5 drugs for ED in the United States and these products are also approved in major foreign markets. We are aware of several products in clinical development for both ED and FSD. We cannot assure you that our competitors will not succeed in developing products that are more effective than any that we are developing. We believe that our ability to compete in the sexual dysfunction market depends on a number of factors including the success and timeliness with which we complete FDA trials, the breadth of indications, if any, for which our products receive approval, and the effectiveness, cost, safety and ease of use of bremelanotide in comparison to the products of our competitors.

        There are several FDA-approved drugs for treatment of obesity, and a large number of products in clinical development by others, including products which target MC receptors. Clinical trials for obesity are lengthy, time-consuming and expensive, and we may not be able to proceed beyond early stage clinical trials without entering into an alliance or partnership with a pharmaceutical company.

        One natriuretic peptide product is approved by the FDA and is marketed by a major pharmaceutical company. There are a number of other FDA-approved products for treatment of CHF, and products in preclinical or clinical development by other companies.

        Other imaging modalities, including computerized tomography (“CT”) and ultrasound technologies, are used for diagnosis of indications with which NeutroSpec may compete. There are FDA-approved products for attaching radiotracers to blood cells for use in imaging and locating infections. There is also at least one other company developing a technetium-labeled product for imaging infections, which is reported to be in Phase 2 clinical trials, as well as an antibody-based product marketed in some European countries which may compete with NeutroSpec for certain indications.

Patents and Proprietary Information

        Patent protection. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We aggressively seek patent protection for our technology and products in the United States and, selectively,dsf in those foreign countries where protection is important to the development of our business.

        We own issued United States and foreign patents covering bremelanotide, and additionally have pending United States and foreign applications. The claims of issued patents covering bremelanotide may not provide meaningful protection. In addition, third parties may challenge the validity or scope of any issued patent. We also license certain patents relating to compounds and methods of treatment for sexual dysfunction, and believe these patents have value but are not required to commercialize bremelanotide.

        We have a number of United States and foreign patent applications relating to our obesity and CHF programs. However, these patent applications have not yet been examined, and we do not know the scope of patent claims that will be allowed, or whether any claims will be allowed.

        We own patents relating to certain aspects of NeutroSpec, but the claims of those patents would not be effective in preventing others from developing competing products. In addition, the validity of these patents has not been determined. We have exclusive rights to the cell line which produces the monoclonal antibody used in NeutroSpec, but this protection is dependant on maintaining the cell line as proprietary.

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

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid U.S. patents which are infringed by bremelanotide or NeutroSpec or by our methods of making bremelanotide and NeutroSpec, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If we do not obtain a license under any such patents, are found liable for infringement, or if such patents are not found to be invalid, we may be liable for significant money damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

        Proprietary information. We rely on proprietary information, such as trade secrets and know-how, which is not patented. We have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality and intellectual property agreements with our employees, consultants and certain contractors. If our employees, scientific consultants or collaborators or licensees develop inventions or processes independently that may be applicable to our product candidates, disputes may arise about ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.

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

        After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential. At the time of its initial approval, the FDA required specific future studies for NeutroSpec, and if we seek to reintroduce NeutroSpec, we will have to comply with this requirement. Additionally, if we seek to market NeutroSpec for new indications, we will need to successfully complete Phase 2 and 3 clinical trials prior to making an application to market NeutroSpec for those indications.

        In addition to obtaining approval of either a biologics license application or new drug application from the FDA for any of our proposed products, any facility that manufactures such a product must comply with current good manufacturing practices (“cGMPs”). This means, among other things, that the drug manufacturing establishment must be registered with, and subject to inspection by, the FDA. Foreign manufacturing establishments must also comply with cGMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the

FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We depend on contract manufacturing establishments, both in the United States and in foreign countries, to manufacture NeutroSpec and bremelanotide. We currently have agreements in place for the commercial manufacture of NeutroSpec. We anticipate that collaborators, licensees or contract manufacturers will also manufacture our proposed obesity and CHF products.

Third-Party Reimbursements

        Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made and the use of the product is safe and efficacious, neither experimental nor investigational, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There is also significant uncertainty concerning third-party reimbursement for products treating ED and FSD. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

Manufacturing and Marketing

        To be successful, our proposed products will need to be manufactured in commercial quantities under cGMPs prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under cGMPs. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

        We are dependent on DSM N.V. of the Netherlands for the manufacture of the NeutroSpec drug substance and intermediate drug product and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of the final NeutroSpec drug product. The failure of either of these manufacturers to comply with FDA cGMPs or to perform, on a timely basis or at all, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at all. Establishing relationships with new suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

        Our bremelanotide product is a synthetic peptide. While the production process involves well-established technology, there are limited manufacturers capable of scaling up to commercial quantities at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the small-scale manufacturing done to date. We currently contract with third-party manufacturers for the production of peptides and have identified a commercial-scale manufacturer.

        Our obesity program utilizes small molecules and our CHF program utilizes peptidomimetic molecules. We are in the process of evaluating potential manufacturers, but have not yet identified commercial scale manufacturers.

        If sales of NeutroSpec resume, we will rely on our arrangement with Mallinckrodt to market, sell and distribute NeutroSpec. We have limited control over these activities. We package and ship our radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product is radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not sell or distribute any radioactive substances.

        If bremelanotide is successfully developed and approved for marketing, we will be highly dependent on King, our strategic collaboration partner, for certain marketing and sales activities.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of NeutroSpec and our other proposed products. We have liability insurance providing up to $10.0 million coverage in the aggregate as to product and to certain clinical trial risks.

Employees

        As of September 1, 2006, we employed 85 persons full time, of whom 69 are engaged in research and development activities and 16 are engaged in administration and management. Twenty-five of our employees hold Ph.D. degrees. We have been successful in attracting skilled and experienced scientific personnel, however, competition for personnel in our industry is intense.

        None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

        From time to time, we hire scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including aspects of manufacturing, clinical management and regulatory approval. Our independent advisors and consultants sign agreements that provide for confidentiality of our proprietary information and rights to any intellectual property developed while working for us.

Item 1A. Risk Factors.

We expect to continue to incur substantial losses over the next few years and we may never become profitable.

        We have never been profitable and we may never become profitable. We expect to incur additional losses as we continue our development of bremelanotide and our other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under our existing collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. If we do not succeed in raising additional funds on acceptable terms, we may be unable to complete planned pre-clinical and clinical trials or obtain approval of our product candidates from the FDA or other regulatory authorities. In addition, we could be forced to suspend or discontinue our product development programs and forego attractive business opportunities, which would have a material adverse effect on our business.

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

        We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates other than NeutroSpec. The successful commercialization of our other product candidates will require us to perform a variety of functions, including:

•	continuing to conduct pre-clinical development and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products, or having third parties formulate and manufacture product;
•	conducting sales and marketing activities, either alone or with a partner; and
•	obtaining additional capital.

        If we are unable to obtain regulatory approval of any of our product candidates, or to successfully commercialize any products for which we receive regulatory approval, we may not be able to recover our investment in our development efforts.

If any approved product does not achieve market acceptance, our business will suffer.

        Regulatory approval for the marketing and sale of any of our product candidates does not assure the product’s commercial success. Any approved product will compete with other products manufactured and marketed by major pharmaceutical and other biotechnology companies. The degree of market acceptance of any such product will depend on a number of factors, including:

•	perceptions by members of the healthcare community, including physicians, about its safety and effectiveness;
•	cost-effectiveness relative to competing products and technologies;
•	availability of reimbursement for our products from government or other healthcare payors;
•	advantages over alternative treatment methods.

        Because we voluntarily withdrew NeutroSpec from the market, it may be more difficult to gain market acceptance with NeutroSpec, assuming that the FDA permits NeutroSpec to be reintroduced to the market.

        If any approved product does not achieve adequate market acceptance, our business, financial condition and results of operations will be adversely affected.

Development and commercialization of our proposed products involves a lengthy, complex and costly process and we may never successfully develop or commercialize any product.

        Our product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our products will require significant further research, development and testing before we can seek regulatory approval to market and sell them. You should evaluate us in light of the uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, including unanticipated problems and additional costs relating to:

•	the research, development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing and competition.

The regulatory approval process is lengthy, expensive and uncertain, and may prevent us from obtaining the approvals we require.

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

        The results of product development, pre-clinical studies and clinical studies are submitted to the FDA as part of a NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA generally has ten months to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Upon approval, a drug candidate may be marketed only in those dosage forms and for those indications approved by the FDA. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

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

We may not be able to obtain regulatory approval to reintroduce NeutroSpec to the market, or may be required to conduct extensive clinical trials prior to regulatory approval.

        NeutroSpec was initially approved by the FDA for imaging of patients with equivocal signs and symptoms of appendicitis. However, the reported serious adverse events were associated with off-label use (use for an indication other than diagnosis of equivocal appendicitis), and substantial sales of NeutroSpec were for off-label uses. We are conducting additional laboratory studies to understand the relationship between NeutroSpec and reported serious adverse events. We may not be able to develop a sufficient understanding of the relationship to warrant application to the FDA to conduct additional studies or remarket the product. We may also not be able to develop methods, formulations or protocols that permit NeutroSpec to be used safely. We also do not know whether the FDA will concur in our risk/benefit assessment of NeutroSpec, or permit NeutroSpec to be marketed again. Even if we seek to reintroduce NeutroSpec to the market, we may seek approval to market NeutroSpec for other indications, such as osteomyelitis (infection deep inside a bone), which will require that Phase 2 and Phase 3 clinical trials be successfully completed prior to seeking approval of the FDA.

We rely on third parties to conduct clinical trials for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

        We rely on outside scientific collaborators such as researchers at clinical research organizations and universities in certain areas that are particularly relevant to our research and product development plans, such as the conduct of clinical trials. The competition for these relationships is intense, and we may not be able to maintain our relationships with them on acceptable terms. These outside collaborators generally may terminate their engagements with us at any time. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to conduct research on our product candidates and develop them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols or fail to meet expected deadlines, this may adversely affect our ability to develop our product candidates and obtain regulatory approval on a timely basis if at all.

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

Production and supply of bremelanotide and NeutroSpec depend on contract manufacturers over whom we have no control.

        We do not have the facilities to manufacture bremelanotide, NeutroSpec or our other product candidates. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

Contamination or injury from hazardous materials used in the development of our products could result in a liability exceeding our financial resources.

        Our research and development involves the use of hazardous materials and chemicals, including radioactive compounds. We cannot completely eliminate the risk of contamination or injury from these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of our insurance.

We have limited or no experience in marketing, distributing and selling products and will substantially rely on our marketing partners to provide these capabilities.

        If the FDA approves bremelanotide for marketing and sale, we will depend on our arrangements with King for the marketing, distribution and sale of bremelanotide. If King fails to market bremelanotide or devote enough resources to bremelanotide, our potential revenues from the sale of bremelanotide will be adversely affected. If these arrangements fail, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

        If we recommence sales of NeutroSpec, we will depend on Mallinckrodt, our strategic collaboration partner, to market, sell and distribute the product. If Mallinckrodt fails to market NeutroSpec or devote enough resources to NeutroSpec, our potential revenues will be adversely affected. If the arrangement with Mallinckrodt fails, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

Competing products and technologies may make our proposed products noncompetitive.

        We are aware of three oral FDA-approved PDE-5 inhibitor drugs for the treatment of erectile dysfunction. These products are also approved in Europe, Japan and most of the world’s pharmaceutical markets. In addition, other products are being developed for ED and FSD. In order to achieve approval and market acceptance, bremelanotide may potentially be required to demonstrate efficacy and safety equivalent or superior to these other products.

        We are aware of one company developing a technetium imaging product and another company marketing an antibody-based technetium product in some European countries, both of which may compete with NeutroSpec for certain indications. In addition, other technologies may also be used to diagnose appendicitis, osteomyelitis and other infection-related diseases, including CT and ultrasound technologies.

        The biopharmaceutical and diagnostic industries are highly competitive. We are likely to encounter significant competition with respect to bremelanotide, NeutroSpec and our other potential products. Many of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we may. These competitive products or technologies may be more effective and useful or less costly than bremelanotide, NeutroSpec or our other potential products. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Our ability to achieve significant revenues from the sale of our future products will depend, in part, on the ability of healthcare providers to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers.

        The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Our ability to successfully commercialize our future products will depend, in significant part, on the extent to which healthcare providers can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Also, the trend towards managed health care in the U.S. and the concurrent growth of organizations such as HMOs could control or significantly influence the purchase of healthcare services and products. In addition, legislative proposals to reform health care or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our future products. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

We could lose our rights to NeutroSpec, which could adversely affect our potential revenues.

        Our rights to a key antibody used in NeutroSpec are dependent upon an exclusive license agreement with The Wistar Institute of Biology and Anatomy. This agreement contains specific performance criteria and requires us to pay royalties and make other payments. Failure to meet these requirements, or any other event of default under the license agreement, could lead to termination of the license agreement. If the license agreement is terminated we will be unable to make or market NeutroSpec, in which case we may lose the value of our substantial investment in developing the product, as well as any future revenues from selling NeutroSpec.

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

        Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

•	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	if and when patents will be issued;

•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; and
•	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

        If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;
•	redesign our products or processes to avoid infringement;
•	stop using the subject matter claimed in the patents held by others;
•	pay damages; or
•	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

If we are unable to keep our trade secrets confidential, our technologies and other proprietary information may be used by others to compete against us.

        In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws and agreements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information. In addition, our competitors may independently develop substantially equivalent technologies and processes or gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.

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

        We are a relatively small company. Our success depends on our continued ability to attract, retain and motivate highly qualified management and scientific personnel, including executive officers and senior members of management that oversee our development programs. In addition, certain research personnel possess significant technical expertise and experience relevant to our development programs and we will need to hire additional personnel to expand our research and development activities. Our success also depends on our ability to develop and maintain relationships with consultants and scientific advisors. Competition for personnel is intense. If we lose the services of existing personnel or fail to attract required new personnel, our development programs could be adversely affected.

If we acquire other products, technologies or operations, we will incur a variety of risks that could adversely affect our current business operations.

        We are, and expect to continue, actively searching for certain products and technologies to license or acquire, now or in the future. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future. Any such acquisition may expose us to additional risks, including the need to devote significant resources to new activities and to raise additional funds.

Shareholders may experience dilution from the exercise of outstanding options and warrants.

        As of June 30, 2006, options and warrants to purchase 15,568,859 shares of common stock were outstanding at various exercise prices ranging from $1.00 per share to $8.00 per share. The issuance or potential issuance and sale of common stock upon the exercise of these options and warrants may adversely affect the market price of our common stock or result in substantial dilution to our existing stockholders.

Our management and principal stockholders together control approximately 20% of our voting securities and such concentration of ownership could delay or prevent a change in control.

        As of June 30, 2006, our executive officers and directors beneficially own approximately 5% of our voting securities and our 5% or greater stockholders beneficially own approximately 15% of our voting securities. These stockholders, acting together, may be able to significantly influence any matters submitted for approval by our stockholders, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Anti-takeover provisions of Delaware law and our charter documents may make potential acquisitions more difficult and could result in the entrenchment of management.

        We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with an “interested stockholder” for a period of three years after the date of the transaction in which the person first becomes an “interested stockholder,” unless the business combination is approved in a prescribed manner.

        Our charter authorizes us to issue up to 10,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If we exercise this power, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.

        In addition, our equity incentive plans generally permit us to accelerate the vesting of options granted under these plans in the event of a change of control. If we accelerate the vesting of options, this action could make an acquisition more costly.

        The application of these provisions could have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

Our stock price is, and we expect it to remain, volatile, which could limit investors’ ability to sell stock at a profit.

        The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;
•	delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or unsatisfactory design or result of these trials;
•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;
•	developments concerning proprietary rights, including patents;
•	developments concerning our collaborations;
•	regulatory developments in the U.S. and foreign countries;
•	economic or other crises and other external factors;
•	period-to-period fluctuations in our revenue and other results of operations;
•	changes in financial estimates by securities analysts; and
•	sales of our common stock.

        We will not be able to control many of these factors, and we believe that period-to-period comparisons of our financial results will not necessarily be indicative of our future performance. If our revenues, if any, in any particular period do not meet expectations, we may not be able to adjust our expenditures in that period, which could cause our operating results to suffer further. If our operating results in any future period fall below the expectations of securities analysts or investors, our stock price may fall by a significant amount.

        In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

We expect to sell additional equity securities, which will cause dilution.

        We expect to sell more equity securities in the future to obtain cash for operations. We may sell these securities at a discount to the market price. Any future sales of equity will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

We do not intend to pay cash dividends in the foreseeable future.

        We do not anticipate paying any cash dividends in the foreseeable future and intend to retain any future earnings for the development and expansion of our business. In addition, the terms of existing or future agreements may limit our ability to pay dividends. Therefore, our stockholders will not receive a return on their shares unless the value of their shares increases.

We have broad discretion over the use of available cash and may not realize an adequate return.

        We have considerable discretion in the application of available cash and have not fixed the amounts that we will apply to various corporate purposes, including potential acquisitions. We may use cash for purposes that do not yield a significant return, if any, for our stockholders.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties.

        Our corporate offices and research and development facilities are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. We also lease 10,000 square feet of additional office space and 12,000 square feet of laboratory space in two other buildings in the same center under leases that expire in 2015 and 2008, respectively. The leased properties are in good condition.

Item 3. Legal Proceedings.

        Competitive Technologies, Inc. (“CTI”) initiated arbitration proceedings on June 6, 2006 before the American Arbitration Association with us alleging breach of the terms of our license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and for other actions asserted to arise out of the license agreement. CTI also alleges that we committed certain tortious acts against CTI, including fraud and negligent misrepresentation relating to entering into the license agreement originally and tortious interference with business expectancy concerning termination by us and King of the sublicense of the CTI license agreement to King. CTI is seeking unspecified damages in excess of $500,000. In addition, CTI seeks a declaration that bremelanotide is covered by the license agreement. The license agreement provides for binding arbitration as the remedy for dispute resolution. We have not yet been required to respond to CTI's arbitration demand. We intend to strenuously dispute CTI’s assertions, including that we materially breached the license agreement, and intend to defend ourselves vigorously. CTI also initiated litigation against us on September 16, 2005 by suit in Connecticut Superior Court for breach of a settlement agreement of an earlier arbitration between CTI and us, asserting that we failed to timely register for resale shares of our common stock valued at approximately $300,000 issued to them in the settlement. A motion by CTI to amend the complaint to add claims asserting fraud is still pending. We have not yet been required to answer the complaint or file counterclaims, and intend to strenuously dispute CTI’s assertions, including that we materially breached the settlement agreement and intend to defend ourselves vigorously. We cannot reasonably predict the outcome of the disputes or reasonably estimate the range of potential loss, if any. Although the amount of any liability that could arise with respect to these matters cannot be predicted, we do not believe that the resolution of this matter will have a material adverse effect on our financial position, results of operations or liquidity.

        There are no other material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on the American Stock Exchange (the “AMEX”) since July 1, 2004.

FISCAL YEAR ENDED JUNE 30, 2006	HIGH	LOW
Fourth Quarter	$2.88	$1.95
Third Quarter	3.72	2.67
Second Quarter	4.03	1.96
First Quarter	2.36	1.85

FISCAL YEAR ENDED JUNE 30, 2005	HIGH	LOW
Fourth Quarter	$2.24	$1.70
Third Quarter	2.57	2.03
Second Quarter	2.97	2.35
First Quarter	4.25	2.52

        Our common stock has been quoted on the AMEX under the symbol PTN since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        Holders of common stock. On September 1, 2006, we had approximately 250 holders of record of common stock. On September 1, 2006, the closing sales price of our common stock as reported on the AMEX was $2.21 per share.

        Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

        Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 9,997 shares on September 1, 2006, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

        Securities authorized for issuance under equity compensation plans.

	EQUITY COMPENSATION PLAN INFORMATION
	AS OF JUNE 30, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,636,470	$3.11	3,957,881

Equity compensation plans not approved by security holders	1,175,678	2.28	0
Total	6,812,148		3,957,881

        We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders.

•	1997 Executive Officers Stock Option Agreement, dated June 3, 1997: provided common stock purchase options to three executive officers. Options to purchase 26,766 shares at $4.96 per share remain outstanding with an expiration date of June 3, 2007.

•	Richard J. Murphy Stock Option Agreement, dated December 4, 1997: provided common stock purchase options to a former director to purchase 5,000 shares at $5.44 per share and 1,066 shares at $7.50 per share, with an expiration date of December 4, 2007. These options replaced options for the same number of shares at the same prices which terminated under our 1996 Stock Option Plan.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Cedar Brook II Corporate Center, L.P. warrants, dated December 17, 2001: provided common stock purchase warrants to the lessor of our office and laboratory facility to purchase 25,000 shares at $3.65 per share with an expiration date of December 17, 2006.

•	Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $2.82 per share, with an expiration date of May 13, 2012.

•	North Coast Securities Corporation warrants, dated November 30, 2004: provided common stock purchase warrants to an advisor to purchase 50,000 shares at $2.97 per share and 25,000 shares at $3.38 per share, with an expiration date of November 30, 2007.

•	Placement warrants: provided common stock purchase warrants as compensation to various private offering placement agents to purchase an aggregate of 1,012,846 shares. These warrants have the following share amounts, prices (rounded to the nearest cent) and expiration dates:

Offering	Shares Purchasable	Exercise Price	Expiration Date
Fall 2001	132,688	$2.66	10-29-06
Fall 2001	221,872	$2.70	10-29-06
June 2002	109,510	$2.75	06-13-07
July 2002	51,502	$1.46	07-29-07
July 2002	38,627	$1.37	07-29-07
Fall 2002	458,647	$1.54	11-15-07

Item 6. Selected Consolidated Financial Data.

        The following selected consolidated financial data has been derived from the audited consolidated financial statements of Palatin Technologies, Inc. This data should be read in conjunction with our consolidated financial statements, including the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

	(In thousands, except per share data)
	Year Ended June 30,
	2006 (1)		2005 (1)		2004		2003		2002
Statement of Operations Data:
REVENUES
Royalties	$1,509		$1,586		$-		$-		$-
Product sales	-		2,474		-		-		-
Licenses, grants and contracts	18,240		13,897		2,315		1,270		281

Total revenues	19,749		17,957		2,315		1,270		281

OPERATING EXPENSES
Cost of product sales	2,041		535		-		-		-
Royalties	300		328		-		-		-
Research and development	41,014		25,045		23,333		17,439		12,117
General and administrative	6,844		7,461		5,740		4,867		5,004

Total operating expenses	50,199		33,369		29,073		22,306		17,121

OTHER INCOME (EXPENSE)
Investment income	856		488		222		248		312
Interest expense	(31)		(14)		(23)		(22)		(3)

Total other income, net	825		474		199		226		309

Loss before income taxes	(29,625)		(14,938)		(26,559)		(20,810)		(16,531)
Income tax benefit	666		580		241		245		392

NET LOSS	(28,959)		(14,358)		(26,318)		(20,565)		(16,139)
DEEMED DIVIDEND	-		-		-		(203)		(297)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(28,959	) $	(14,358	) $	(26,318	) $	(20,768	) $	(16,436)

Basic and diluted net loss attributable to
common stockholders per common share	$(0.48	) $	(0.27	) $	(0.55	) $	(0.73	) $	(1.16)

Weighted average common shares outstanding	60,357		53,861		47,688		28,362		14,195

Balance Sheet Data (at period end):
Cash, cash equivalents and investments	$30,664		$18,106		$20,412		$18,383		$9,105
Property and equipment, net	6,348		6,464		6,356		7,246		2,416
Working capital	19,742		13,772		15,485		14,742		5,783
Total assets	40,047		35,166		27,800		26,568		12,358
Long term debt, net of current portion	230		19		30		76		-
Stockholders' equity	18,300		9,225		19,387		18,657		8,687

(1)	In the fiscal year ended June 30, 2005, we received FDA approval to market NeutroSpec for equivocal appendicitis. We suspended sales of NeutroSpec during the fiscal year ended June 30, 2006.

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

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in our development programs, including the possibility that a program is terminated prior to completion, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. We consider our performance period under the King collaboration to be the period in which we perform development activities during the initial research term, which is currently estimated to be five years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period. As of June 30, 2006, a one-year increase in the estimated period of performance would result in a decrease in the amount of deferred revenue recognized per quarter of approximately $190,000.

Accrued Expenses

        A significant portion of our development activities are performed by third parties. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

        We have estimated and accrued certain costs associated with the suspension of sales of NeutroSpec and the related recall of inventories, including our share of costs incurred by others, as determined in accordance with existing agreements. If we have underestimated the actual amount of these costs and credits, we will record additional expenses in future periods. In addition, if any product liability or related claim is asserted based on the use of NeutroSpec, the Company may incur future expenses or losses in connection with related litigation.

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

Results of Operations

Year Ended June 30, 2006 Compared to the Year Ended June 30, 2005:

        Royalties – For the years ended June 30, 2006 and 2005 (“fiscal 2006” and “fiscal 2005”), we recognized royalty revenues of $1.5 million and $1.6 million, respectively, on Mallinckrodt’s sales of NeutroSpec, pursuant to our collaboration agreement. The Company received FDA approval to market NeutroSpec in July 2004 and suspended sales in December 2005. Royalty revenues were comparable in fiscal 2006 and fiscal 2005, reflecting higher unit sales by Mallinckrodt during the shorter, six-month period of fiscal 2006 in which the product was sold. We will not earn future royalty revenues from NeutroSpec unless and until NeutroSpec sales resume.

        Product sales – Prior to the suspension of sales and marketing activities, we earned product sales on our shipment of manufactured units of NeutroSpec to Mallincrodt, which were billed upon shipment of product to Mallinckrodt on standard trade terms. Revenue was recognized upon acceptance of the product by Mallinckrodt based on conformance with product specifications. Each Mallinckrodt purchase of NeutroSpec from the Company was subject to certain minimum quantities, resulting in a limited number of product shipments by the Company. Accordingly, the Company’s periodic revenue from product sales was highly dependent on the timing of orders and shipments. There were no sales of NeutroSpec to Mallinckrodt during fiscal 2006

        Licenses, grants and contracts – For the year ended June 30, 2006, we recognized $18.2 million of revenue from licenses, grants and contracts compared to $13.9 million for the year ended June 30, 2005. In the years ended June 30, 2006 and June 30, 2005, we recognized $17.9 million and $11.5 million of revenue, respectively, related to our collaboration agreement with King related to bremelanotide, consisting of (i) $14.8 million and $8.1 million, respectively, of reimbursements for King’s share of bremelanotide development expenses and (ii) $3.1 million and $3.4 million, respectively, of license fees, which represents the portion of King’s August 2004 up-front payment recognized as revenue during the year. The increase in reimbursement revenue from King is related to increased bremelanotide costs during the year and to the existence of the collaboration agreement for the full fiscal year. The agreement with King was completed in August 2004. In the years ended June 30, 2006 and June 30, 2005, we recognized $0.3 million and $2.3 million of revenue, respectively, related to our collaboration agreement with Mallinckrodt related to NeutroSpec, consisting of (i) $0.3 million and $0.3 million, respectively, of reimbursements for Mallinckrodt’s share of NeutroSpec development expenses and (ii) $0 million and $2.0 million, respectively, of license fees. In fiscal 2005, we earned a $2.0 million milestone payment from Mallinckrodt upon FDA approval of NeutroSpec. Future contract revenue from King and Mallinckrodt, in the form of reimbursement of shared development costs and the recognition of deferred license fees, will fluctuate based on development activities for bremelanotide and NeutroSpec. The Company may also earn contract revenue from Mallinckrodt and King based on the attainment of certain development milestones. The future amount of recorded reimbursement revenue from King is also dependent upon the apportionment of development responsibilities between us and King, as determined by a steering committee of the collaboration.

        Cost of product sales and royalties – As noted above, there were no sales of NeutroSpec to Mallinckrodt in the year ended June 30, 2006. In fiscal 2006, cost of product sales represents our inventory write-off related to the suspension of sales of NeutroSpec. For the year ended June 30, 2005, we recognized $0.5 million in cost of product sales related to shipments of NeutroSpec to Mallinckrodt. Prior to the FDA approval of NeutroSpec in July 2004, all costs associated with the manufacturing of NeutroSpec were included in research and development expenses when incurred, including costs of usable raw materials and finished goods in inventory at the date of approval. As we used and sold this inventory, the cost of product sales we recognized excluded amounts previously expensed. On the date of approval, we had sufficient active drug substance to produce all of the product units sold prior to December 2005. Cost of sales for these units primarily consisted of packaging and other materials.

        Royalty expense amounted to approximately $0.3 million in each of fiscal 2006 and 2005. We will not incur future royalty expenses on NeutroSpec unless and until commercial sales of NeutroSpec resume.

        Research and development – Research and development expenses increased to $41.0 million for the year ended June 30, 2006 compared to $25.0 million for the year ended June 30, 2005. In the year ended June 30, 2006, development spending directly associated with bremelanotide increased approximately $11.2 million, as costs related to the conduct of various clinical trials, including an “at-home” efficacy study in ED patients and an “at-home” efficacy study in ED patients with diabetes mellitus. Associated costs include fees to clinicians, laboratory expenses and study monitoring and management. In the years ended June 30, 2006, 2005 and 2004 and cumulatively to date, we have incurred approximately $33.2 million, $18.3 million, $11.7 million and $85.3 million, respectively, in research and development (“R&D”) expenses on bremelanotide, including an allocated portion of general R&D expenses. Spending to date has been primarily related to formulation, manufacturing, preclinical and clinical activities. We expect to spend approximately $15 million to $20 million of additional direct costs (excluding allocated general expenses) on bremelanotide to conduct these and other clinical studies for ED and FSD and continue related process and development activities prior to initiating Phase 3 clinical trials. A majority of the additional direct costs will be reimbursed by our collaboration partner, King.

        Research and development expenses directly related to our obesity, CHF and other MIDAS programs increased from $1.3 million to $2.6 million from fiscal 2005 to fiscal 2006, primarily as a result of additional contract services for assistance with the optimization of lead compounds. In the years ended June 30, 2006, 2005 and 2004 and cumulatively to date, we have incurred approximately $5.1 million, $3.7 million, $3.4 million and $21.9 million, respectively, in R&D expenses on MIDAS programs, including an allocated portion of general R&D expenses. Spending to date has been primarily related to the identification of lead compounds for various therapeutic indications, primarily melanocortin therapeutic small molecules for treatment of obesity and compounds for treatment of CHF. We expect to spend approximately $4 million to $6 million of direct costs during the year ending June 30, 2007 (“fiscal 2007”) to continue laboratory research on various compounds in preparation for filing an Investigational New Drug Application and commencing clinical trials. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress a compound into human clinical trials and discussions with potential development partners.

        In the year ended June 30, 2006, research and development spending directly related to NeutroSpec decreased slightly from $1.2 million to $1.1 million compared to the year ended June 30, 2005, primarily as a result of lower costs related to clinical trials. We have suspended ongoing clinical trials and plans for future trials, including studies to evaluate NeutroSpec’s market potential as an imaging agent for other indications such as osteomyelitis, fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. In the years ended June 30, 2006, 2005 and 2004 and cumulatively to date, we have incurred approximately $2.7 million, $3.1 million, $8.2 million and $54.6 million, respectively, in R&D expenses on NeutroSpec, including an allocated portion of general R&D expenses. Spending to date has been primarily related to an initial indication of imaging equivocal appendicitis. We expect to spend approximately $0.2 million to $0.5 million of direct costs on NeutroSpec during the fiscal 2007 to perform certain studies, review the safety of NeutroSpec and explore other indications, a significant portion of which will be shared by our collaboration partner, Mallinckrodt. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the review of NeutroSpec safety and discussions with both the FDA and Mallinckrodt.

        Total general R&D expenses, allocated among the programs above, increased $3.6 million in fiscal 2006, primarily due to increased personnel costs, including the recognition of compensation costs for stock option grants, the expansion of facilities and associated support costs.

        General and administrative – General and administrative expenses decreased from $7.5 million in fiscal 2005 to $6.8 million in fiscal 2006. Increased personnel costs in fiscal 2006 were more than offset by lower legal and consulting expenses. Legal expenses related to collaborative agreements and arbitration proceedings, recruiting fees and expenses related to compliance with new regulatory requirements were all higher in fiscal 2005.

        Investment income – Investment income increased to $0.9 million for the year ended June 30, 2006 from $0.5 million for the year ended June 30, 2005, primarily reflecting income on greater invested cash balances maintained during the period as a result of our sales of common stock and warrants.

        Income tax benefit — During the years ended June 30, 2006 and 2005, the Company sold New Jersey state net operating loss carryforwards and research and development credits, which resulted in the recognition of $0.7 million and $0.6 million of income tax benefits, respectively. Assuming the state of New Jersey continues to fund this program, which is uncertain, the amount of net operating losses and tax credits we may sell will depend upon the allocation among qualifying companies of an annual pool established by the state of New Jersey.

Year Ended June 30, 2005 Compared to the Year Ended June 30, 2004:

        Royalties and product sales – For the year ended June 30, 2005, we recognized product sales of $2.5 million and royalty revenues of $1.6 million, related to NeutroSpec, from Mallinckrodt pursuant to our collaboration agreement. The Company received FDA approval to market NeutroSpec in July 2004. Accordingly, there was no product revenue or royalty revenue recognized for the year ended June 30, 2004 (“fiscal 2004”).

        Licenses, grants and contracts – For the year ended June 30, 2005, we recognized $13.9 million of revenue from licenses, grants and contracts compared to $2.3 million for the year ended June 30, 2004. In the year ended June 30, 2005, we recognized $11.5 million of revenue related to our collaboration agreement with King related to bremelanotide, which commenced in August 2004. The revenue consisted of $8.1 million of reimbursements for King’s share of bremelanotide development expenses and $3.4 million of license fees, representing a portion of King’s August 2004 up-front payment recognized as revenue during the year. There was no revenue from King during the year ended June 30, 2004. In the year ended June 30, 2005, we recognized approximately $2.3 million of revenue under collaboration agreements with Mallinckrodt for the development of NeutroSpec compared with $2.2 million in the year ended June 30, 2004. Revenue in fiscal 2005 included a $2.0 million milestone payment upon obtaining FDA approval for equivocal appendicitis and $0.3 million of reimbursements for Mallinckrodt’s share of development expenses for other indications of NeutroSpec. Revenue in fiscal 2004 consisted of a $2.0 million milestone payment and $0.2 million of deferred license fee revenue from up-front payments received in 1999 and 2002. In addition, in fiscal 2004, the Company recognized approximately $0.1 million in grant revenue from the Department of Health and Human Services.

        Cost of product sales and royalties – For the year ended June 30, 2005, we recognized $0.5 million and $0.3 million, respectively, in cost of product sales and royalties related to NeutroSpec, which was approved by the FDA in July 2004. There was no corresponding cost of product sales or royalties for the year ended June 30, 2004.

        Research and development – Research and development expenses increased to $25.0 million for the year ended June 30, 2005 compared to $23.3 million for the year ended June 30, 2004. In the year ended June 30, 2005, development spending directly associated with bremelanotide increased approximately $4.4 million, as costs related to processing drug product, including manufacturing, analytical and process development and equipment costs, were partially offset by lower spending on clinical studies. Increased spending on the development of bremelanotide was largely offset by a $4.2 million decrease in spending on NeutroSpec development. The year ended June 30, 2004 included greater nonclinical spending on NeutroSpec prior to FDA approval in July 2004, primarily related to processes for the manufacturing of drug product. In the year ended June 30, 2005, development expenses of the MIDAS program were comparable to the prior year. Indirect research and development costs, including personnel costs and certain license fees, increased $1.5 million in the year ended June 30, 2005.

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

        Income tax benefit — During the years ended June 30, 2005 and 2004, the Company sold New Jersey state net operating loss carryforwards and research and development credits, which resulted in the recognition of $0.6 million and $0.2 million of income tax benefits, respectively.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through equity financings and revenue received under collaborative agreements.

        Our product candidates are at various stages of research and development and some may never be successfully developed or commercialized. We will need regulatory approval to market and sell bremelanotide and obesity and CHF products. In addition, in December 2005, we voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. Our product candidates under development will require significant further research, development and testing. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

        During fiscal 2006, we used $23.4 million of cash for our operating activities, compared to $5.1 million in fiscal 2005 and $23.7 million in fiscal 2004. Lower net cash outflows from operations in fiscal 2005 resulted from amounts received from King under our collaboration agreement, which was completed in August 2004. In fiscal

2006, our accounts receivable balance decreased $5.4 million due primarily to the timing of the receipt of reimbursements from King for bremelanotide costs. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts.

        During fiscal 2006, net cash provided by financing activities was $36.9 million reflecting proceeds from the sale to common stock and warrants to King in September 2005 and the sale of common stock and warrants in our April 2006 offering. Net cash provided by financing activities in fiscal 2005 of $3.8 million represents primarily proceeds from the issuance of common stock and warrants to King in connection with the August 2004 collaboration agreement. In fiscal 2004, net cash provided by financing activities of $26.2 million resulted from our January 2004 private placement, in which we raised $21.0 million, and the exercise of outstanding options and warrants.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our capital resources will be adequate to fund our projected operations through at least the next twelve months, based on current and projected expenditure levels, which include receiving certain milestone payments from collaborative partners. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We intend to continually monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts and may seek additional financing. We plan to continue to refine our operations, control expenses, evaluate alternative methods to conduct our business and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources.

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

Contractual Obligations

        We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2006:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Facility operating leases	$11,322,844	$2,386,899	$3,584,017	$3,054,494	$2,297,434
Capital lease obligations	365,292	109,819	199,315	56,158	-
License agreements	1,400,000	175,000	350,000	350,000	525,000
Total contractual obligations	$13,088,136	$2,671,718	$4,133,332	$3,460,652	$2,822,434

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our investment portfolio. As of June 30, 2006, our cash and cash equivalents were $28.3 million and investments, which consisted of mutual funds, were $2.3 million. As of June 30, 2005, our cash and cash equivalents were $15.7 million and investments, which consisted primarily of mutual funds, were $2.4 million. Due to the average maturity and conservative nature of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

        Foreign Currency Risk. A significant portion of the cost of manufacturing NeutroSpec is denominated in Euros. Therefore, if manufacturing of NeutroSpec resumes, a fluctuation in exchange rates between the Euro and the U.S. dollar would affect the Company’s future cost of product revenues. The impact on the Company’s future results of operations of any such fluctuation will be dependent on the volume and timing of the Company’s future purchases. In addition, the Company incurs certain research and development costs denominated in foreign currency, which fluctuate from period to period.

        As of June 30, 2006 and 2005, the amount of accounts payable and accrued expenses denominated in Euros was approximately $0.2 million and $0.8 million, respectively. Percentage increases in the U.S. dollar cost of Euros would result in corresponding increases in such liabilities. The Company has not hedged its exposures to foreign exchange fluctuations. However, the Company monitors its foreign-currency denominated liabilities and commitments on an ongoing basis and may enter into hedging transactions in the future.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as part of this Report:

Table of Contents (Financial)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2, the Company adopted SFAS No. 123(R), “Share-Based Payment,” effective July 1, 2005 using the modified prospective method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Palatin Technologies, Inc.‘s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 12, 2006

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2006	June 30, 2005

ASSETS
Current assets:
Cash and cash equivalents	$ 28,333,211	$ 15,720,364
Available-for-sale investments	2,330,834	2,385,570
Accounts receivable	69,591	5,441,425
Inventories	-	1,382,160
Prepaid expenses and other current assets	1,453,650	1,889,269

Total current assets	32,187,286	26,818,788
Property and equipment, net	6,347,705	6,464,324
Restricted cash	475,000	475,000
Other assets	1,037,296	1,408,158

Total assets	$ 40,047,287	$ 35,166,270

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion	$ 86,564	$ 11,269
Accounts payable	3,092,962	4,773,297
Accrued expenses	4,466,428	3,925,406
Accrued compensation	803,900	545,870
Deferred revenue, current portion	3,995,575	3,790,828

Total current liabilities	12,445,429	13,046,670
Capital lease obligations, net of current portion	229,585	18,934
Deferred rent, net of current portion	2,358,550	3,001,980
Deferred revenue, net of current portion	6,713,942	9,873,438

Total liabilities	21,747,506	25,941,022

Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 9,997 and 11,447 shares
as of June 30, 2006 and 2005, respectively	100	114
Common stock of $.01 par value - authorized 150,000,000 shares;
issued and outstanding 70,878,521 and 54,236,544 shares as of
June 30, 2006 and 2005, respectively	708,785	542,365
Additional paid-in capital	178,089,176	140,167,431
Accumulated other comprehensive loss	(54,736)	-
Accumulated deficit	(160,443,544)	(131,484,662)

Total stockholders' equity	18,299,781	9,225,248

Total liabilities and stockholders' equity	$ 40,047,287	$ 35,166,270

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended June 30,

	2006	2005	2004

REVENUES:
Royalties	$ 1,508,862	$ 1,586,050	$ -
Product sales	-	2,474,325	-
Licenses, grants and contracts	18,239,783	13,896,818	2,315,158

Total revenues	19,748,645	17,957,193	2,315,158

OPERATING EXPENSES:
Cost of product sales	2,041,175	534,932	-
Royalties	299,995	328,401	-
Research and development	41,013,894	25,045,279	23,333,329
General and administrative	6,843,817	7,460,607	5,739,519

Total operating expenses	50,198,881	33,369,219	29,072,848

Loss from operations	(30,450,236)	(15,412,026)	(26,757,690)

OTHER INCOME (EXPENSE):
Investment income	855,601	488,262	221,644
Interest expense	(30,522)	(14,487)	(22,649)

Total other income, net	825,079	473,775	198,995

Loss before income taxes	(29,625,157)	(14,938,251)	(26,558,695)
Income tax benefit	666,275	580,275	240,836

NET LOSS	$ (28,958,882)	$ (14,357,976)	$ (26,317,859)

Basic and diluted net loss per common share	$ (0.48)	$ (0.27)	$ (0.55)

Weighted average number of common shares outstanding used in
computing basic and diluted net loss per common share	60,356,610	53,861,182	47,687,679

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (28,958,882)	$ (14,357,976)	$ (26,317,859)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,263,899	1,075,306	1,097,442
Realized loss on investments	-	114,551	129,355
Stock-based compensation	1,167,177	983	748,582
Changes in certain operating assets and liabilities:
Accounts receivable	5,371,834	(5,441,425)	-
Inventories	1,382,160	(1,382,160)	-
Prepaid expenses and other	805,368	(2,422,621)	(102,962)
Accounts payable	(1,680,335)	2,753,327	675,181
Accrued expenses and other	155,622	1,174,199	193,448
Deferred revenues	(2,954,749)	13,422,266	(165,420)

Net cash used in operating activities	(23,447,906)	(5,063,550)	(23,742,233)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale or maturity of investments	-	50,000	1,420,712
Purchases of property and equipment	(819,953)	(968,001)	(197,541)

Net cash (used in) provided by investing
activities	(819,953)	(918,001)	1,223,171

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(40,268)	(33,491)	(200,753)
Proceeds from common stock, stock option
and warrant issuances, net	36,920,974	3,788,330	26,372,288

Net cash provided by financing activities	36,880,706	3,754,839	26,171,535

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	12,612,847	(2,226,712)	3,652,473

CASH AND CASH EQUIVALENTS, beginning
of year	15,720,364	17,947,076	14,294,603

CASH AND CASH EQUIVALENTS, end of year	$ 28,333,211	$ 15,720,364	$ 17,947,076

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 30,522	$ 14,171	$ 22,649
Assets acquired by capital lease	326,214	-	-
Tenant allowances recognized in deferred rent	-	210,924	-
Common stock issued for license fees	-	317,900	-

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Stockholders' Equity

							Accumulated
					Additional		Other
	Preferred Stock		Common Stock		Paid-in	Deferred	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Loss	Deficit	Total

Balance, July 1, 2003	14,867	$ 149	42,994,050	$ 429,941	$ 109,085,115	$ (37,977)	$ (11,805)	$ (90,808,827)	$ 18,656,596
Issuance of common shares, net of expenses	-	-	6,992,500	69,925	20,889,594	-	-	-	20,959,519
Issuance of common shares upon conversion
of preferred shares	(3,170)	(32)	120,465	1,205	(1,173)	-	-	-	-
Issuance of common shares upon exercise
of options and warrants	-	-	2,683,574	26,835	5,385,934	-	-	-	5,412,769
Stock-based compensation	-	-	-	-	789,012	(86,157)	-	-	702,855
Amortization of deferred compensation	-	-	-	-	-	45,727	-	-	45,727
Unrealized loss on investments	-	-	-	-	-	-	(72,967)	-	(72,967)
Net loss	-	-	-	-	-	-	-	(26,317,859)	(26,317,859)

Balance, June 30, 2004	11,697	117	52,790,589	527,906	136,148,482	(78,407)	(84,772)	(117,126,686)	19,386,640
Issuance of common shares, net of expenses	-	-	1,176,125	11,761	3,566,684	-	-	-	3,578,445
Issuance of common shares for license fees	-	-	170,000	1,700	316,200	-	-	-	317,900
Issuance of common shares upon conversion
of preferred shares	(250)	(3)	9,505	95	(92)	-	-	-	-
Issuance of common shares upon exercise of
options and warrants	-	-	90,325	903	208,982	-	-	-	209,885
Stock-based compensation	-	-	-	-	(72,825)	-	-	-	(72,825)
Amortization of deferred compensation	-	-	-	-	-	78,407	-	-	78,407
Loss on investments	-	-	-	-	-	-	84,772	-	84,772
Net loss	-	-	-	-	-	-	-	(14,357,976)	(14,357,976)

Balance, June 30, 2005	11,447	114	54,236,544	542,365	140,167,431	-	-	(131,484,662)	9,225,248
Issuance of common shares, net of expenses	-	-	15,478,013	154,780	34,669,275	-	-	-	34,824,055
Issuance of common shares upon conversion
of preferred shares	(1,450)	(14)	55,723	557	(543)	-	-	-	-
Issuance of common shares upon exercise
of options and warrants	-	-	1,108,241	11,083	2,085,836	-	-	-	2,096,919
Stock-based compensation	-	-	-	-	1,167,177	-	-	-	1,167,177
Unrealized loss on investments	-	-	-	-	-	-	(54,736)	-	(54,736)
Net loss	-	-	-	-	-	-	-	(28,958,882)	(28,958,882)

Balance, June 30, 2006	9,997	$ 100	70,878,521	$ 708,785	$ 178,089,176	$ -	$ (54,736)	$ (160,443,544)	$ 18,299,781

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

(1)   ORGANIZATION:

        Nature of Business — Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company primarily focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics, including melanocortin (“MC”)-based therapeutics. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (extreme wasting, generally secondary to a chronic disease), skin pigmentation and inflammation. The Company is exploring other receptor-specific therapeutics using its patented drug discovery platform, including a congestive heart failure therapy.

        Bremelanotide, formerly known as PT-141, an MC receptor agonist and the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction, under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company.

        The Company has preclinical development programs for the treatment of obesity and congestive heart failure resulting from its MIDAS™ technology, the Company’s proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

        NeutroSpec is a radiolabeled monoclonal antibody product for imaging and diagnosing infection and is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In July 2004, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec and recalled all existing customer inventories. The Company and Mallinckrodt reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients who received NeutroSpec. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended. The Company and Mallinckrodt are evaluating future development and marketing activities involving NeutroSpec.

        Key elements of the Company’s business strategy include entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under development, expansion of the Company’s pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company’s development and discovery programs with the cash flow from collaboration agreements.

        Business Risk and Liquidity — The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2006 and incurred a net loss for the year ended June 30, 2006. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company expects that its cash, cash equivalents and available-for-sale investments as of June 30, 2006 will be adequate to fund the Company’s operations for at least the next twelve months. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected.

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

        Revenues from King and Mallinckrodt as a percentage of total revenues were as follows:

	Year Ended June 30,
	2006	2005	2004
King	91%	64%	0%
Mallinckrodt	9%	36%	94%

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

        Inventories – The Company’s inventories, which all relate to NeutroSpec, are valued at the lower of cost or market using the first-in, first-out method and exclude certain costs incurred prior to the FDA approval of NeutroSpec in July 2004, which were charged directly to research and development expense. Inventory costs consist primarily of costs to third-party vendors for work-in-progress materials and do not include general and administrative costs. As of December 31, 2005, the Company wrote off existing inventories upon suspension of NeutroSpec sales and marketing activities with a charge of $2,041,175 to cost of product sales.

        Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. The Company’s leasehold improvements primarily relate to a lease that expires in July 2012. Amortization of assets acquired under capital leases is included in depreciation. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset, without interest charges, are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

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

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in its development programs, including the possibility that a program is terminated prior to completion, the Company recognizes such revenue on a straight-line basis, as it believes that no other basis is more reflective of the pattern over which such revenue is earned. The Company considers its performance period under the King collaboration to be the period in which it performs development activities during the initial research term, which is currently estimated to be five years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period. In the fourth quarter of the year ended June 30, 2005, the Company increased its estimate for its period of performance under the King collaboration and, accordingly, reduced the amount of deferred revenue recognized per quarter by approximately $235,000.

        Research and Development Costs — The costs of research and development activities are charged to expense as incurred, including the cost of equipment for which there is no alternative future use.

        Stock Options — Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment,” using the modified prospective method. SFAS

123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        Prior to the adoption of SFAS 123(R), the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options to employees. Under this method, compensation cost was recorded only if the market price of the underlying stock on the date of grant exceeded the exercise price. SFAS 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to apply the intrinsic-value-based method of accounting described above, and adopted only the disclosure requirements of SFAS 123. The fair-value-based method used to determine historical pro forma amounts under SFAS 123 was similar in most respects to the method used to determine stock-based compensation expense under SFAS 123(R). However, in its pro forma disclosures below, the Company accounted for option forfeitures as they occurred, rather than based on estimates of future forfeitures.

        The pro forma impact on the Company’s net loss using the fair-value-based method of accounting for stock-based compensation under SFAS 123 for the years ended June 30, 2005 and 2004 is as follows:

	Year Ended June 30

	2005	2004

As reported	$ (14,357,976)	$ (26,317,859)
Stock-based employee compensation expense included in the
determination of net loss as reported	(15,879)	626,639
Impact of total stock-based compensation expense determined under
fair-value-based method	(1,067,519)	(1,801,218)

Pro forma	$ (15,441,374)	$ (27,492,438)

Basic and diluted net loss per common share:
As reported	$ (0.27)	$ (0.55)

Pro forma	$ (0.29)	$ (0.58)

Weighted average valuation assumptions:
Expected life of options in years	7	7
Risk-free interest rate	3.9%	3.7%
Expected volatility	87%	91%
Expected dividend yield	0%	0%

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

        Income Taxes — The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

        In accordance with SFAS 109 “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes provisions of tax laws that may limit the Company’s ability to utilize its net operating loss carryforwards.

        Net Loss per Common Share — Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. For the years ended June 30, 2006, 2005 and 2004 there were no dilutive effects of stock options or warrants as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options and warrants amounted to an aggregate of 15,954,843, 13,384,915, and 12,837,094 as of June 30, 2006, 2005 and 2004, respectively.

(3)    AGREEMENT WITH KING PHARMACEUTICALS, INC.

        In August 2004, the Company entered into a Collaborative Development and Marketing Agreement with King, a specialty pharmaceutical company, to jointly develop and commercialize bremelanotide. Pursuant to the terms of the agreement, King and Palatin will share all collaboration development and marketing costs and all collaboration net profits derived from net sales of bremelanotide in North America based on an agreed percentage. King and Palatin currently plan to seek a partner for bremelanotide for territories outside of North America and will jointly share in collaboration development and marketing costs and all collaboration revenues generated from those territories. Palatin has the option to create, with King, a urology specialty sales force to co-promote the product in the U.S. if the product is successfully developed and commercialized.

        In August 2004, King paid the Company $20,000,000 at the closing of the agreement, purchased Company common stock and warrants for an aggregate of $10,000,000 in September 2005, as describe in note 9, and may make future milestone payments to the Company totaling up to $90,000,000 for achieving certain male erectile dysfunction (“ED”) and female sexual dysfunction (“FSD”) development and regulatory approval targets. After regulatory approval and commercialization of bremelanotide, King may also make milestone payments to the Company totaling up to an additional $130,000,000 upon achieving specified annual North American net sales thresholds. A portion of the above milestones may be in the form of purchases of the Company's common stock.

        Of the $20,000,000 payment received at closing, $3,606,672 was recorded as equity, based on the estimated fair value of 1,176,125 shares of common stock and three-year warrants to purchase 235,225 shares of common stock at $4.25 per share which were issued to King, and $16,393,328 was recorded as deferred revenue to be recognized as revenue over the period of the Company’s performance during the initial development term of this agreement. For the years ended June 30, 2006 and 2005, the Company recognized $3,159,496 and $3,360,394, respectively, of the deferred revenue.

(4)    OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

	Year Ended June 30,

	2006	2005	2004

Net loss	$ (28,958,882)	$ (14,357,976)	$ (26,317,859)
Unrealized loss on investments	(54,736)	(29,779)	(72,967)
Reclassification adjustment for
realized losses included in net loss	-	114,551	-

Comprehensive loss	$ (29,013,618)	$ (14,273,204)	$ (26,390,826)

(5)   INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	June 30, 2006	June 30, 2005

Cost	$ 2,385,570	$ 2,385,570
Gross unrealized losses	(54,736)	-

Fair value	$ 2,330,834	$ 2,385,570

        The Company determined that certain unrealized losses as of June 30, 2005 were other than temporary. Accordingly, the Company reduced the cost basis of the underlying security and recorded a realized loss of $114,551 in its statement of operations for the year ended June 30, 2005. The unrealized loss as of June 30, 2006 pertains to investments that have been in a continuous loss position since June 30, 2005.

(6)   PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following:

	June 30, 2006	June 30, 2005

Office equipment	$ 1,758,232	$ 1,508,402
Laboratory equipment	3,041,209	2,393,236
Leasehold improvements	6,766,782	6,518,418

	11,566,223	10,420,056
Less: Accumulated depreciation and amortization	(5,218,518)	(3,955,732)

	$ 6,347,705	$ 6,464,324

        The cost of assets acquired under capital leases amounted to $438,250 and $54,292 as of June 30, 2006 and 2005, respectively, with accumulated amortization of $79,115 and $29,861 as of June 30, 2006 and 2005, respectively.

(7)   ACCRUED EXPENSES

        Accrued expenses consist of the following:

	June 30, 2006	June 30, 2005

Product development costs	$3,039,676	$2,035,670
Deferred rent, current portion	852,546	437,053
Inventory production costs	-	653,656
Other	574,206	799,027

	$4,466,428	$3,925,406

(8)   COMMITMENTS AND CONTINGENCIES

        Leases – The Company currently leases facilities under three non-cancelable operating leases. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2007	$ 2,386,899
2008	2,072,281
2009	1,511,736
2010	1,514,346
2011	1,540,148
Thereafter	2,297,434

        For the years ended June 30, 2006, 2005 and 2004, rent expense was $1,630,165, $897,856 and $906,989, respectively.

        Capital Leases — The Company leases certain of its laboratory equipment under agreements classified as capital leases. Scheduled future payments related to capital leases at June 30, 2006 are as follows:

Year Ending June 30,
2007	$ 109,819
2008	103,045
2009	96,270
2010	56,158
Total	365,292
Amount representing interest	(49,143)
Net	$ 316,149

        Employment Agreements – The Company has employment agreements with four executives, which provide a stated annual compensation amount, subject to annual increases, and annual bonus compensation, in an amount to be approved by the Company’s Board of Directors. Each agreement allows the Company or the employee to terminate the agreement in certain circumstances. In some circumstances, early termination by the Company may result in severance pay to the employee for a period of 18 to 24 months at the salary then in effect. Termination following a change in control will result in a lump sum payment of one and one-half to two times the salary then in effect and immediate vesting of all stock options.

        License Agreements – The Company has a license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction that requires minimum payments of $150,000 per year. The license agreement requires contingent payments based on certain upfront fees the Company receives as a result of a sublicense. The Company does not reasonably expect to sublicense such rights or make any material contingent payments during the next twelve months.

        The Company has license agreements related to NeutroSpec that require minimum annual payments of $25,000, royalty payments on commercial net sales and payments of up to $2,250,000 contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless the Company recommences sales and marketing of NeutroSpec. The Company does not reasonably expect to make any such contingent payments during the next twelve months.

        Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. In the years ended June 30, 2006, 2005 and 2004, Company contributions amounted to $180,248, $149,236 and $109,015, respectively.

        Contingencies –The Company accounts for litigation losses in accordance with SFAS 5, “Accounting for Contingencies.” Under SFAS 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in reduction in expense in a future accounting period. As of June 30, 2006, the Company is not aware of any claims for which a loss is probable and, accordingly, has not accrued any loss provisions. The Company records legal expenses associated with such contingencies as incurred.

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

        Competitive Technologies, Inc. (“CTI”) has initiated arbitration proceedings with the Company for breach of the terms of its license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and for other actions asserted to arise out of the license agreement. CTI also alleges that the Company committed certain tortious acts against CTI, including fraud and negligent misrepresentation relating to entering into the license agreement originally and tortious interference with business expectancy concerning termination by the Company and King of the sublicense of the CTI license agreement to King. CTI is seeking unspecified damages in excess of $500,000. In addition, CTI seeks a declaration that bremelanotide is covered by the license agreement. The license agreement provides for binding arbitration as the remedy for dispute resolution. The Company has not yet been required to respond to CTI’s arbitration demand. The Company intends to strenuously dispute CTI’s assertions, including that the Company materially breached the license agreement, and intends to defend itself vigorously. The Company cannot reasonably predict the outcome of the dispute or reasonably estimate the range of potential loss, if any. Although the amount of any liability that could arise with respect to this matter cannot be predicted, the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

(9)    STOCKHOLDERS’ EQUITY

        Series A Convertible Preferred Stock – As of June 30, 2006, 9,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the “Series A Conversion Price.” As of June 30, 2006, the Series A Conversion Price is $2.59, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 39 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $999,700 in the aggregate as of June 30, 2006.

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

        In August 2004, upon the signing of the Company’s collaborative development and marketing agreement with King, the Company issued to King 1,176,125 shares of common stock and warrants to purchase 235,225 shares of common stock at $4.25 per share, which expire in August 2007.

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

Table of Contents (Financial)

        Outstanding Stock Purchase Warrants – As of June 30, 2006, the Company had the following warrants outstanding (prices are rounded to the nearest cent).

Common	Exercise	Latest
Stock	Price	Termination
Shares	per Share	Date
38,627	$1.37	07/29/07
51,502	1.46	06/13/07
823,758	1.54	11/29/07
2,464,789	1.77	03/21/08
719,894	2.22	09/26/08
132,688	2.66	10/29/06
685,518	2.70	04/30/07
292,215	2.75	06/13/07
15,000	2.82	05/13/12
3,293,591	2.88	04/17/11
50,000	2.97	11/30/07
25,000	3.38	11/30/07
25,000	3.65	12/17/06
15,000	4.00	12/15/10
1,041,750	4.06	01/28/09
235,225	4.25	08/18/07
9,909,557

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

        Stock Option Plan – The Company’s 2005 Stock Plan was approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants for up to 5,000,000 shares of common stock to employees, non-employee directors and consultants. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of June 30, 2006, 3,791,787 shares were available for grant under the 2005 Stock Plan.

        As of June 30, 2006, there were 166,094 options available for grant under the 1996 Stock Option Plan, which expired in August 2006. The 1996 Stock Option Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years.

        The Company also has outstanding options that were granted under previous plans. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

Table of Contents (Financial)

        The following table summarizes option activity for the years ended June 30, 2006, 2005 and 2004:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at
beginning of
year	4,688,152	$3.41	4,365,601	$3.58	4,136,237	$3.79
Granted	1,276,297	2.10	661,933	2.45	957,500	3.34
Forfeited	(149,527)	2.33	(69,134)	3.50	(257,983)	3.03
Exercised	(21,162)	1.64	(35,000)	1.69	(140,432)	2.77
Expired	(134,458)	4.23	(235,248)	4.15	(329,730)	6.32

Outstanding at
end of year	5,659,302	3.12	4,688,152	3.41	4,365,601	3.58

Exercisable at
end of year	4,267,879	3.41	3,830,910	3.61	3,353,207	3.76

Weighted average
fair value of
options granted
during the year		$1.38		$1.92		$2.68

        The following table summarizes options outstanding as of June 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term	Aggregate Intrinsic Value
Options outstanding at end of
year	5,659,302	$3.12	6.0	$448,051
Options vested and exercisable
at end of year	4,267,879	3.41	5.1	298,249
Unvested options expected to
vest	1,057,097	2.31	8.8	122,142

        The intrinsic value of options exercised in the years ended June 30, 2006, 2005 and 2004 was $21,368, $32,384 and $72,903, respectively.

        The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2006, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 85%, 0%, 6.6 years and 4.0%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is estimated based on the Company’s historical exercise and employment termination experience determined separately for certain employee groups. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

        In the year ended June 30, 2006, the Company recorded share-based compensation of $1,167,177 representing approximately $0.02 per share, net of a provision for estimated forfeitures of $109,991, which is included in the Company’s net loss for the period. The Company did not record a tax benefit related to share-based compensation expense. As of June 30, 2006, there was $1,137,184 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.2 years.

Table of Contents (Financial)

        During the year ended June 30, 2004, the Company made modifications to stock options held by an employee and a director. As a result of these modifications, the Company recorded expenses of ($84,212) and $156,239 during the years ended June 30, 2005 and 2004, respectively. In addition, there were stock options granted to certain officers that included vesting provisions which were contingent on achievement of certain performance objectives and one of these objectives was met in September 2003. As a result, in the years ended June 30, 2005 and 2004, compensation expense in the amount of $68,333 and $470,400, respectively, was recorded in connection with these performance based options. As of June 30, 2006, options for 100,000 shares at an exercise price of $1.99 per share were subject to vesting contingent on achievement of certain performance objectives.

(10)   INCOME TAXES

        The Company has had no income tax expense or benefit since inception because of operating losses, except for amounts recognized for sales of New Jersey state operating loss carryforwards. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statements and tax reporting basis of assets and liabilities, as well as for operating loss carryforwards and research and development credits, given the provisions of existing tax laws.

        As of June 30, 2006, the Company had federal and state net operating loss carryforwards of approximately $144,000,000 and $104,000,000, respectively, which expire between 2007 and 2026 if not utilized. As of June 30, 2006 the Company had federal research and development credits of approximately $3,967,000 that will begin to expire in 2012, if not utilized.

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

        The Company’s net deferred tax assets are as follows:

	June 30, 2006	June 30, 2005

Net operating loss carryforwards	$ 55,199,000	$ 44,529,000
Research and development tax credits	3,967,000	3,373,000
Accrued expenses, deferred revenue and other	5,091,000	5,094,000

	64,257,000	52,996,000
Valuation allowances	(64,257,000)	(52,996,000)

Net deferred tax assets	$ -	$ -

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2006 and 2005. The valuation allowance for the years ended June 30, 2006, 2005 and 2004 increased by $11,261,000, $6,468,000 and $11,279,000, respectively, related primarily to additional net operating losses incurred by the Company and the tax treatment of certain deferred revenue.

        During the years ended June 30, 2006, 2005 and 2004, the Company sold New Jersey state operating loss carryforwards, which resulted in the recognition of $666,275, $580,275 and $240,836, respectively, in tax benefits.

Table of Contents (Financial)

(11)    RELATED PARTY TRANSACTIONS

        One of the Company’s directors is the president and sole stockholder of a company that provided strategic and technology consulting services. The Company paid the consulting firm $43,125 during the year ended June 30, 2004 for consulting services provided to the Company.

(12)    CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

        The following tables provide quarterly data for the years ended June 30, 2006 and 2005:

	Three Months Ended
	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005
	(amounts in thousands, except per share data)
Total revenues	$ 4,973	$ 5,045	$ 4,587	$ 5,144
Cost of product sales	-	-	2,041	-
Royalties	-	-	117	183
Other operating expenses	13,196	12,793	10,750	11,119
Total other income, net	346	146	211	122

Loss before income taxes	(7,877)	(7,602)	(8,110)	(6,036)
Income tax benefit	-	-	666	-

Net loss	$ (7,877)	$ (7,602)	$ (7,444)	$ (6,036)

Basic and diluted net loss
per common share	$ (0.11)	$ (0.13)	$ (0.13)	$ (0.11)

Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common
share	68,948,204	59,339,220	58,869,492	54,488,412

	Three Months Ended
	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004
	(amounts in thousands, except per share data)
Total revenues	$ 5,845	$ 2,807	$ 4,813	$ 4,492
Cost of product sales	308	6	133	88
Royalties	84	85	87	72
Other operating expenses	10,588	6,813	7,623	7,482
Total other income, net	44	157	163	110

Loss before income taxes	(5,091)	(3,940)	(2,867)	(3,040)
Income tax benefit	-	-	580	-

Net loss	$ (5,091)	$ (3,940)	$ (2,287)	$ (3,040)

Basic and diluted net loss
per common share	$ (0.09)	$ (0.07)	$ (0.04)	$ (0.06)

Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common
share	54,056,264	54,021,372	53,997,547	53,375,147

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.  Controls and Procedures.

        Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

        A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

        The management of Palatin is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act. Palatin’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

        All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Palatin’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

        There was no change in our internal control over financial reporting during the fourth quarter of the period covered by this Annual Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        Palatin’s independent registered public accounting firm has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. This report appears below.

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

        We have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting presented above, that Palatin Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Palatin Technologies, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Palatin Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Palatin Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended June 30, 2006, and our report dated September 12, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 12, 2006

Item 9B.  Other Information.

        None.

PART III

        The information required by Part III of Form 10-K under

•	Item 10 – Directors and Executive Officers of the Registrant

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, except for the information required by Regulation S-K, Item 201(d), which is set forth under Item 5 of this report

•	Item 13 - Certain Relationships and Related Transactions

•	Item 14 - Principal Accountant Fees and Services

is incorporated by reference from our definitive proxy statement relating to the 2006 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our June 30, 2006 fiscal year end.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents filed as part of the report:

    1.       Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

—	Report of Independent Registered Public Accounting Firm

—	Consolidated Balance Sheets

—	Consolidated Statements of Operations

—	Consolidated Statements of Cash Flows

—	Consolidated Statements of Stockholders' Equity

—	Notes to Consolidated Financial Statements

    2.       Financial statement schedules: None.

    3.       Exhibits: The following exhibits are filed with this report, or incorporated by reference as noted.

No.	Description

3.01	Restated certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005.

3.02	Bylaws. Incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.02	1996 Stock Option Plan, as amended effective January 1, 2001. Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8, Commission File No. 333-83876, filed with the SEC on March 6, 2002. †

10.03	Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit 4.15 of our Form S-8 filed with the SEC on June 17, 1998. †

10.04	Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. †

10.06	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.07	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.14	Form of stock purchase agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.15	Form of registration rights agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.16	Form of warrant issued to purchasers in our October 2001 private placement. Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.17	Form of stock purchase agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

Table of Contents (Financial)

10.18	Form of registration rights agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.19	Form of warrant issued to purchasers in our June-July 2002 private placement. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.20	Form of stock purchase agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.21	Form of registration rights agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.22	Form of warrant issued to purchasers in our November 2002 private placement. Incorporated by reference to Exhibit 10.32 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.23	Form of stock purchase agreement for our March 2003 private placement. Incorporated by reference to Exhibit 10.33 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.24	Form of warrant issued to purchasers in our March 2003 private placement. Incorporated by reference to Exhibit 10.34 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.25	Form of stock purchase agreement, including warrant certificate, for our January 2004 private placement. Incorporated by reference to Exhibit 10.01 of our quarterly report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

10.26	Development and Manufacturing Agreement between Palatin and DSM Biologics Company B.V. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.27	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.28	Collaborative Development and Marketing Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.29	Form of warrant certificate issued to King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004.

10.30	Employment Agreement dated as of May 1, 2005, between Palatin Technologies, Inc. and Trevor Hallam. †

10.31	2005 Stock Plan. Incorporated by reference to Exhibit 10.01 of our report on Form 8-K, filed with the SEC on June 10, 2005. †

10.32	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

Table of Contents (Financial)

10.33	Employment Agreement dated as of October 1, 2005 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.33 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.34	Employment Agreement dated as of October 1, 2005 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.34 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.35	Employment Agreement dated as of October 1, 2005 between Palatin and Shubh D. Sharma. Incorporated by reference to Exhibit 10.35 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.36	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.37	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.38	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.39	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.40	Second Amendment and Agreement dated as of December 16, 2005 amending the Collaborative Development and Marketing Agreement between Palatin and King Pharmaceuticals, Inc. dated August 12, 2004. Incorporated by reference to Exhibit 10.1 of our report on Form 8-K, filed with the SEC on December 23, 2005.

10.41	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our report on Form 8-K, filed with the SEC on April 12, 2006.

10.42	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our report on Form 8-K, filed with the SEC on April 12, 2006.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By: /s/ Carl Spana
      Carl Spana, Ph.D.
      President and Chief Executive Officer

Date: September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 12, 2006
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 12, 2006
Stephen T. Wills	(principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 12, 2006
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 12, 2006
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 12, 2006
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 12, 2006
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 12, 2006
Robert I. Taber

/s/ Errol DeSouza	Director	September 12, 2006
Errol DeSouza

/s/ J. Stanley Hull	Director	September 12, 2006
J. Stanley Hull

EXHIBIT LIST

No.	Description

3.01	Restated certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our quarterly report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005.

3.02	Bylaws. Incorporated by reference to Exhibit 3.2 of our quarterly report on Form 10-QSB for the quarter ended December 31, 1997, filed with the SEC on February 13, 1998.

10.02	1996 Stock Option Plan, as amended effective January 1, 2001. Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-8, Commission File No. 333-83876, filed with the SEC on March 6, 2002. †

10.03	Carl Spana Stock Option Agreement. Incorporated by reference to Exhibit 4.15 of our Form S-8 filed with the SEC on June 17, 1998. †

10.04	Executive Officers Stock Option Agreement. Incorporated by reference to Exhibit 4.18 of our Form S-8 filed with the SEC on June 17, 1998. †

10.06	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended annual report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.07	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.14	Form of stock purchase agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.15	Form of registration rights agreement for our October 2001 private placement. Incorporated by reference to Exhibit 10.2 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.16	Form of warrant issued to purchasers in our October 2001 private placement. Incorporated by reference to Exhibit 10.3 of our quarterly report on Form 10-Q for the quarter ended September 30, 2001, filed with the SEC on November 14, 2001.

10.17	Form of stock purchase agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.18	Form of registration rights agreement for our June-July 2002 private placement. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.19	Form of warrant issued to purchasers in our June-July 2002 private placement. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the year ended June 30, 2002, filed with the SEC on September 30, 2002.

10.20	Form of stock purchase agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.21	Form of registration rights agreement for our November 2002 private placement. Incorporated by reference to Exhibit 10.31 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.22	Form of warrant issued to purchasers in our November 2002 private placement. Incorporated by reference to Exhibit 10.32 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.23	Form of stock purchase agreement for our March 2003 private placement. Incorporated by reference to Exhibit 10.33 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.24	Form of warrant issued to purchasers in our March 2003 private placement. Incorporated by reference to Exhibit 10.34 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.25	Form of stock purchase agreement, including warrant certificate, for our January 2004 private placement. Incorporated by reference to Exhibit 10.01 of our quarterly report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

10.26	Development and Manufacturing Agreement between Palatin and DSM Biologics Company B.V. Incorporated by reference to Exhibit 10.30 of our annual report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.27	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.28	Collaborative Development and Marketing Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.28 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.29	Form of warrant certificate issued to King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.29 of our annual report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004.

10.30	Employment Agreement dated as of May 1, 2005, between Palatin Technologies, Inc. and Trevor Hallam. †

10.31	2005 Stock Plan. Incorporated by reference to Exhibit 10.01 of our report on Form 8-K, filed with the SEC on June 10, 2005. †

10.32	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.33	Employment Agreement dated as of October 1, 2005 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.33 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.34	Employment Agreement dated as of October 1, 2005 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.34 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.35	Employment Agreement dated as of October 1, 2005 between Palatin and Shubh D. Sharma. Incorporated by reference to Exhibit 10.35 of our quarterly report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. †

10.36	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.37	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.38	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.39	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our report on Form 8-K, filed with the SEC on September 21, 2005. †

10.40	Second Amendment and Agreement dated as of December 16, 2005 amending the Collaborative Development and Marketing Agreement between Palatin and King Pharmaceuticals, Inc. dated August 12, 2004. Incorporated by reference to Exhibit 10.1 of our report on Form 8-K, filed with the SEC on December 23, 2005.

10.41	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our report on Form 8-K, filed with the SEC on April 12, 2006.

10.42	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our report on Form 8-K, filed with the SEC on April 12, 2006.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.