Form 10-Q
period 2006-12-31
PALATIN TECHNOLOGIES INC
filed 2007-02-08
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

or

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

As of January 31, 2007, 71,177,712 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	December 31, 2006	June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$ 13,673,924	$ 28,333,211
Available-for-sale investments	2,333,377	2,330,834
Accounts receivable	148,269	69,591
Prepaid expenses and other current assets	878,708	1,453,650

Total current assets	17,034,278	32,187,286
Property and equipment, net	6,288,412	6,347,705
Restricted cash	475,000	475,000
Other assets	871,702	1,037,296

Total assets	$ 24,669,392	$ 40,047,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations and notes payable, current portion	$ 194,913	$ 86,564
Accounts payable	2,455,068	3,092,962
Accrued expenses	5,921,788	4,466,428
Accrued compensation	262,500	803,900
Deferred revenue, current portion	3,500,712	3,995,575

Total current liabilities	12,334,981	12,445,429
Capital lease obligations and notes payable, net of current portion	285,711	229,585
Deferred rent, net of current portion	2,132,140	2,358,550
Deferred revenue, net of current portion	5,134,195	6,713,942

Total liabilities	19,887,027	21,747,506

Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A Convertible; 9,997 shares issued and outstanding as of
December 31, 2006 and June 30, 2006	100	100
Common stock, $0.01 par value, 150,000,000 shares authorized,
71,177,712 and 70,878,521 shares issued and outstanding as of
December 31, 2006 and June 30, 2006, respectively	711,777	708,785
Additional paid-in capital	179,492,108	178,089,176
Accumulated other comprehensive loss	(52,193)	(54,736)
Accumulated deficit	(175,369,427)	(160,443,544)

Total stockholders' equity	4,782,365	18,299,781

Total liabilities and stockholders' equity	$ 24,669,392	$ 40,047,287

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,

	2006	2005	2006	2005

REVENUES:
Royalties	$ -	$ 593,347	$ -	$ 1,508,862
Licenses, grants and
contracts	3,743,109	3,993,791	8,678,211	8,222,054

Total revenues	3,743,109	4,587,138	8,678,211	9,730,916

OPERATING EXPENSES:
Cost of product sales	-	2,041,175	-	2,041,175
Royalties	-	116,666	-	299,995
Research and development	9,569,483	9,319,917	21,693,180	18,685,285
General and administrative	1,654,932	1,430,569	3,217,408	3,183,102

Total operating	11,224,415	12,908,327	24,910,588	24,209,557
expenses

Loss from operations	(7,481,306)	(8,321,189)	(16,232,377)	(14,478,641)

OTHER INCOME (EXPENSE):
Investment income	227,140	217,018	551,374	341,240
Interest expense	(13,122)	(5,676)	(23,188)	(8,102)

Total other income, net	214,018	211,342	528,186	333,138

Loss before income taxes	(7,267,288)	(8,109,847)	(15,704,191)	(14,145,503)
Income tax benefit	778,308	666,275	778,308	666,275

NET LOSS	$ (6,488,980)	$ (7,443,572)	$ (14,925,883)	$ (13,479,228)

Basic and diluted net loss per
common share	$ (0.09)	$ (0.13)	$ (0.21)	$ (0.24)

Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	71,055,893	58,869,492	70,967,207	56,605,144

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (14,925,883)	$ (13,479,228)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	707,600	609,349
Stock-based compensation	713,958	612,608
Changes in operating assets and liabilities:
Accounts receivable	(78,678)	4,044,511
Inventories	-	1,382,160
Prepaid expenses and other	772,700	56,744
Accounts payable	(637,894)	(1,656,351)
Accrued expenses and other	695,225	464,569
Deferred revenues	(2,074,610)	(1,059,951)

Net cash used in operating activities	(14,827,582)	(9,025,589)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(434,903)	(384,111)

Net cash used in investing activities	(434,903)	(384,111)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations and notes payable	(88,768)	(5,507)
Proceeds from issuances of common stock and warrants	691,966	10,458,264

Net cash provided by financing activities	603,198	10,452,757

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(14,659,287)	1,043,057
CASH AND CASH EQUIVALENTS, beginning
of period	28,333,211	15,720,364

CASH AND CASH EQUIVALENTS, end of period	$ 13,673,924	$ 16,763,421

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment acquired under financing agreements	$ 212,848	$ 326,364

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)    ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company primarily focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics, including melanocortin (“MC”)-based therapeutics. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (extreme wasting, generally secondary to a chronic disease), skin pigmentation and inflammation. The Company is exploring other receptor-specific therapeutics, including congestive heart failure therapeutics, using its patented drug discovery platform.

        Bremelanotide, an MC receptor agonist and the Company’s lead therapeutic drug candidate, is a patented, nasally-administered peptide that is in clinical development for the treatment of both male and female sexual dysfunction, under a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”), a specialty pharmaceutical company.

        The Company also has preclinical development programs for the treatment of obesity and congestive heart failure resulting from its MIDAS™ technology, the Company’s proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

        NeutroSpec, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended. The Company and Mallinckrodt are evaluating future development and marketing activities involving NeutroSpec.

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

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2006 and incurred a net loss for the three and six months ended December 31, 2006. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of December 31, 2006, together with expected receipts from collaboration and license agreements and other income, are adequate to fund operations for at least the next twelve months. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected due to the Company’s expected negative cash flow from operations.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of December 31, 2006, represented amounts due from Mallinckrodt.

        Revenues from King and Mallinckrodt as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
King	98%	85%	98%	82%
Mallinckrodt	2%	15%	2%	18%

(2)    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2006, its results of operations for the three and six months ended December 31, 2006 and 2005, and its cash flows for the six months ended December 31, 2006 and 2005. The results of operations for the three- and six-month periods ended December 31, 2006 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2007.

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

        Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable, notes payable and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values.

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

        Other Assets – Other assets and other current assets include certain payments the Company made to licensors in cash and stock as their share of up-front payments received from collaboration partners in connection with the Company’s collaboration agreements. The Company has treated these payments as incremental direct costs of the up-front payments, to be charged over the same period as the related deferred revenue is recognized, in accordance with guidance contained in the SEC’s Staff Accounting Bulletin No. 104 and, by analogy, to paragraph 4 of FASB Technical Bulletin 90-1.

        Deferred Rent – The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis for the buildings the Company occupies, as well as tenant allowances for leasehold improvements. Rent expense is being recognized ratably over the life of the leases.

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

        Compensation costs for share-based awards with pro rata vesting are allocated to periods on the straight-line basis.

        Income Taxes – The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In accordance with SFAS 109 “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes consideration of tax laws that may limit the Company’s ability to utilize its net operating loss and tax credit carryforwards.

        During the three months ended December 31, 2006 and 2005, the Company sold New Jersey state net operating loss carryforwards and research and development credit carryforwards, which resulted in the recognition of $778,308 and $666,275, respectively, in tax benefits.

        Net Loss per Common Share – Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. As of December 31, 2006 and 2005, common shares issuable upon conversion of outstanding Series A Convertible Preferred Stock and the exercise of outstanding options, warrants and restricted stock units amounted to an aggregate of 16,962,992 and 13,975,601, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

(4)    OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Net loss	$ (6,488,980)	$ (7,443,572)	$ (14,925,883)	$ (13,479,228)
Unrealized gain (loss) on investments	(5,010)	(12,051)	2,543	(31,640)
Comprehensive loss	$ (6,493,990)	$ (7,455,623)	$ (14,923,340)	$ (13,510,868)

(5)    INVESTMENTS

        The following is a summary of available-for-sale investments:

	December 31, 2006	June 30, 2006
Cost	$ 2,385,570	$ 2,385,570
Unrealized loss on investments	(52,193)	(54,736)
Fair value	$ 2,333,377	$ 2,330,834

(6)    STOCKHOLDERS’ EQUITY

        Restricted Stock Units

        In October 2006, the Company made grants of restricted stock units to three executives for an aggregate of 975,000 shares of common stock. Of the total shares, 325,000 will vest if the quoted market price of Palatin’s common stock is $4.00 or more for twenty consecutive trading days, an additional 325,000 will vest if the quoted market price of Palatin’s common stock is $6.00 or more for twenty consecutive trading days and the remaining 325,000 will vest if the quoted market price of Palatin’s common stock is $8.00 or more for twenty consecutive trading days. The restricted stock units can only vest while the executives are employed by the Company and unvested units expire four years from the date of grant. The restricted stock units also require that each grantee retain ownership of at least 33% of any vested stock for the duration of the executive’s employment with the Company.

        The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility is based primarily on the Company’s historical volatility and the risk-free rate is based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate estimated fair value of the grants at the date of grant was $1,846,000, which is expected to be recognized over a weighted-average period of approximately three years. In the quarter ended December 31, 2006, the Company recognized $167,781 of share-based compensation expense related to the grants. The amount and timing of such compensation expense to be recorded in future periods may be affected by grantee terminations and certain changes in the Company’s share price.

(7)    COMMITMENTS AND CONTINGENCIES

        Contingencies

        Competitive Technologies, Inc. (“CTI”) initiated litigation against the Company by filing a suit in Connecticut Superior Court for breach of a settlement agreement of an earlier arbitration between CTI and the Company. The Company filed an answer denying all material allegations asserted by CTI, and asserting counterclaims against CTI for fraud, fraudulent inducement, unfair trade practices, breach of the settlement agreement and declaratory judgment that under the settlement it was released from any further obligations to CTI relating to payments it may receive in the future from King concerning bremelanotide, that CTI should be compelled to comply with the settlement agreement and withdraw its earlier arbitration request, or alternatively that the settlement agreement of the earlier arbitration should be set aside. CTI has not filed a response to the Company’s counterclaims nor has CTI requested an extension of time within which to answer. The Company has also filed a reply and counterclaims in the arbitration proceeding before the American Arbitration Association (“AAA”) which was initiated by CTI, and subsequently CTI filed a response generally denying the Company’s counterclaims and asserting defenses. The party-appointed arbitrators have agreed upon a chairperson for the arbitration panel, to which both parties have consented. However, the chairperson has not yet been confirmed by the AAA. Discovery has not been initiated in the arbitration, and no decisions relating to the merits of the arbitration have been made. The Company cannot reasonably predict the outcome of the disputes or reasonably estimate the range of potential loss, if any. However, the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

(8)    SUBSEQUENT EVENT

        On January 30, 2007, the Company entered into an exclusive global licensing and research collaboration agreement with AstraZeneca AB to discover, develop and commercialize small molecule compounds that target MC receptors for treatment of obesity, diabetes and related metabolic syndrome. The collaboration is based on the Company’s MC receptor obesity program and includes access to compound libraries, core technologies and expertise in MC receptor drug discovery and development.

        Under the terms of the agreement, the Company will receive an upfront payment of $10,000,000 from AstraZeneca and is eligible for milestone payments totaling up to $300,000,000, with up to $180,000,000 contingent upon development and regulatory milestones and the balance on achievement of sales targets, together with the payment of royalties on sales of approved products. AstraZeneca will assume responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration.

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

        We expect to incur losses in the future as a result of spending on our planned development programs and such losses may fluctuate significantly from quarter to quarter.

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

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in our development programs, including the possibility that a program is terminated prior to completion, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. We consider our performance period under the King Pharmaceuticals, Inc. (“King”) collaboration to be the period in which we perform development activities during the initial research term, which is currently estimated to be five years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period. As of December 31, 2006, a one-year increase in the estimated period of performance would result in a decrease in the amount of deferred revenue recognized per quarter of approximately $0.2 million.

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

        Certain options are subject to periodic re-measurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. The vesting of certain other options is dependent on future events. In addition, the amount and timing of compensation expense to be recorded in future periods related to grants of restricted stock units may be affected by grantee terminations and certain changes in the Company’s share price. As a result, share-based compensation charges may vary significantly from period to period.

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

        In August 2004, we entered into a collaborative development and marketing agreement with King, a specialty pharmaceutical company, to jointly develop and commercialize bremelanotide (formerly known as PT-141), our nasally administered MC-based peptide presently in Phase 2 clinical development for two distinct indications, treatment of male erectile dysfunction (“ED”) and treatment of female sexual dysfunction (“FSD”). Pursuant to the terms of the agreement, we and King share all collaboration development costs, marketing costs and net profits derived from net sales of bremelanotide in North America based on an agreed percentage. We and King currently plan to seek a commercialization partner for bremelanotide for territories outside of North America. We have the option to create, with King, a urology specialty sales force to co-promote the product in the United States if the product is successfully developed and commercialized.

        We are in the process of identifying clinical candidate MC therapeutic small molecules for treatment of obesity and related disorders, with programs for both oral and non-oral drug delivery. We are also in the process of identifying natriuretic peptide receptor clinical candidate compounds for the treatment of chronic congestive heart failure (“CHF”) and acutely decompensated CHF.

        In December 2005, we voluntarily suspended the sales, marketing and distribution of NeutroSpec®, our proprietary radiolabeled monoclonal antibody product for imaging and diagnosing equivocal appendicitis, and recalled all existing customer inventories. NeutroSpec, which was approved for marketing by the United States Food and Drug Administration (the “FDA”) in July 2004, was marketed and distributed by our strategic collaboration partner, Tyco Healthcare Mallinckrodt (“Mallinckrodt”). We and Mallinckrodt are evaluating future development and marketing activities involving NeutroSpec.

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

Results of Operations

Three and Six Months Ended December 31, 2006 Compared to the Three and Six Months Ended December 31, 2005.

        Royalties Revenue - For the three and six months ended December 31, 2006, we recognized no royalty revenues. Royalty revenues in the three and six months ended December 31, 2005 of $0.6 million and $1.5 million, respectively, represent amounts earned from Mallinckrodt pursuant to our collaboration agreement, based on a contractual percentage of Mallinckrodt’s net sales of NeutroSpec to customers in the period. Sales and marketing activities related to NeutroSpec were suspended in December 2005. We will not earn future royalty revenues related to NeutroSpec unless and until NeutroSpec sales resume.

        Licenses, Grants and Contracts – For the three and six months ended December 31, 2006, we recognized $3.7 million and $8.7 million, respectively, in licenses, grants and contracts revenue consisting of (i) $3.6 million and $8.5 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, and (ii) $0.1 million and $0.2 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and six months ended December 31, 2005, we recognized $4.0 million and $8.2 million, respectively, in licenses, grants and contracts revenue consisting of (i) $3.9 million and $8.0 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, and (ii) $0.1 million and $0.2 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The $0.3 million decrease in revenue from King for the three-month period reflects lower reimbursable third-party costs incurred by the Company on the bremelanotide program in the period. Decreased expenses for the conduct of Phase 2 clinical trials were partially offset by higher costs for process development activities and the manufacturing of drug supplies. Higher reimbursement revenue in the six-month period ended December 31, 2006 compared to the 2005 period reflects higher spending in the first quarter of the year. License and contract revenue from Mallinckrodt in the three and six months ended December 31, 2006 were comparable to prior-year amounts and reflect Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities.

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

        Cost of Product Sales – For the three and six months ended December 31, 2005, we recognized $2.0 million in cost of product sales related to NeutroSpec. Cost of product sales in those periods represents our write-off of inventory due to the suspension of sales of NeutroSpec in December 2005.

        Royalties Expense – For the three and six months ended December 31, 2006, we recognized no royalties expense. Royalties expense in the three and six months ended December 31, 2005 amounted to $0.1 million and $0.3 million, respectively, and represented amounts due licensors based primarily on Mallinckrodt’s net sales of NeutroSpec to customers. Sales and marketing activities related to NeutroSpec were suspended in December 2005. We will not incur future royalty expenses related to NeutroSpec unless and until commercial sales of NeutroSpec resume.

        Research and Development – Research and development expenses increased to $9.6 million for the three months ended December 31, 2006 from $9.3 million for the three months ended December 31, 2005. Research and development expenses increased to $21.7 million for the six months ended December 31, 2006 from $18.7 million for the six months ended December 31, 2005.

        Research and development expenses related to bremelanotide increased to $5.3 million for the three months ended December 31, 2006 period from $5.1 million in the comparable period in 2005. These amounts include both third-party costs incurred by us and partially reimbursed by King, which decreased in the period as discussed above under Licenses, Grants and Contracts, and our share of costs for development activities performed by King, which increased during the period due primarily to higher clinical study costs. In the six months ended December 31, 2006, expenses related to bremelanotide increased to $13.1 million from $10.3 million in the comparable period in 2005, primarily as a result of increased spending on clinical studies.

        In the six months ended December 31, 2006, in conjunction with King, we completed two Phase 2B studies evaluating the safety and efficacy of bremelanotide in patients suffering from mild to severe ED, with one trial limited to non-diabetic patients and the other to diabetic patients, and initiated patient enrollment in a Phase 2B “at home” clinical trial in female patients with FSD. Associated costs include fees to clinicians, costs of drug supplies and study monitoring and management. We expect to spend approximately $5 million to $10 million of additional direct costs (excluding allocated general expenses and net of reimbursements from King) for our share of bremelanotide expenses in the remainder of the current fiscal year to conduct clinical studies for ED and FSD and continue related process and development activities prior to initiating Phase 3 clinical trials.

        Research and development expenses related to our MIDAS program amounted to $0.8 million for the three months ended December 31, 2006, which was comparable to MIDAS program expenses for the three months ended December 31, 2005. Spending for the six months ended December 31, 2006 increased to $1.5 million from $1.2 million for the comparable period of the prior year, primarily as a result of additional contract services for assistance with the optimization of lead compounds. Quarterly spending may decrease during the remainder of the current fiscal year as a result of the January 2007 licensing and research collaboration agreement with AstraZeneca AB under which AstraZeneca AB assumes responsibility for discovery and development costs related to our obesity program. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress a compound into human clinical trials and discussions with development partners.

        Research and development spending on NeutroSpec decreased to $0.1 million and $0.2 million for the three- and six-month periods ended December 31, 2006, respectively, from $0.4 million and $1.1 million for the three- and six-month periods ended December 31, 2005, respectively, as a result of lower costs related to manufacturing and process development activities. We have suspended substantial development activities, including research to evaluate NeutroSpec’s potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. We expect to spend approximately $0.1 million to $0.5 million of direct costs on NeutroSpec during the remainder of the current fiscal year to conduct selected studies, review the safety of NeutroSpec and explore other indications. A significant portion of these costs will be reimbursed by our collaboration partner, Mallinckrodt. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the review of NeutroSpec safety and discussions with both the FDA and Mallinckrodt.

        The historical amounts of project spending above exclude general research and development spending, which increased to $3.4 million and $6.9 million for the three- and six-month periods ended December 31, 2006 from $3.0 million and $6.1 million for the three- and six-month periods ended December 31, 2005, primarily due to increased personnel costs and the expansion of facilities.

        Cumulative spending from inception to December 31, 2006 on our bremelanotide, NeutroSpec and MIDAS programs amounts to approximately $104 million, $55 million and $25 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, significant related net cash inflows will be generated.

        General and Administrative – General and administrative expenses increased to $1.7 million and $3.2 million in the three- and six-month periods ended December 31, 2006, respectively, from $1.4 million and $3.2 million for the three- and six-months periods ended December 31, 2005, respectively. The increase in expenses for the 2006 periods primarily reflects higher share-based compensation expense, which was partially offset by lower insurance expense and decreases in miscellaneous taxes and other overhead expenses.

        Income Tax Benefit – Income tax benefits of $0.8 million in the three and six months ended December 31, 2006 and $0.7 million in the three and six months ended December 31, 2005 relate to the sale of New Jersey State net operating loss carryforwards and research and development credit carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        During the six months ended December 31, 2006, we used $14.8 million of cash for our operating activities, compared to $9.0 million in the six months ended December 31, 2005. Lower net cash outflows from operations in the 2005 quarter resulted primarily from lower operating expenses and the timing of the receipt of reimbursements from King for bremelanotide costs. In the six months ended December 31, 2005, our accounts receivable balance decreased $4.0 million. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts and the division of development responsibilities between us and King.

        During the six months ended December 31, 2006, net cash provided by financing activities amounted to $0.6 million, primarily from the exercise of outstanding warrants. In the six months ended December 31, 2005, net proceeds from the issuance of common stock and warrants amounted to $10.5 million, reflecting primarily the proceeds from the sale of common stock and warrants to King, related to our collaboration agreement.

        In January 2007, we entered into an exclusive global licensing and research collaboration agreement with AstraZeneca AB to discover, develop and commercialize small molecule compounds that target MC receptors for treatment of obesity, diabetes and related metabolic syndrome. Under the terms of the agreement, we will receive an upfront payment of $10 million from AstraZeneca, potential future milestone payments totaling up to $300 million, contingent upon development and regulatory milestones and the achievement of sales targets, and royalties on sales of approved products.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We believe that our cash, cash equivalents and available-for-sale investments as of December 31, 2006, together with expected receipts from collaboration and license agreements and other income, are adequate to fund our operations for at least the next twelve months. The nature and timing of our development activities are highly dependent on our financing activities. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We plan to continue to monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts, refine our operations, control expenses, evaluate alternative methods to conduct our business and seek additional financing and sharing of development costs through strategic collaboration agreements or other resources.

        We are actively searching for certain products and technologies to license or acquire, now or in the future, and expect to continue to do so. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future or whether we will be able to obtain additional funding if such an acquisition is identified.

        Our license agreements related to NeutroSpec require royalty payments by us based on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales of NeutroSpec. We do not reasonably expect to make any such contingent payments during the next twelve months. We also have a license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction. The license agreement requires contingent payments based on certain upfront fees we receive as a result of a sublicense. We do not reasonably expect to sublicense such rights or make any material contingent payments during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our investment portfolio. As of December 31, 2006, our cash and cash equivalents were $13.7 million and investments, which consisted of mutual funds, were $2.3 million. Due to the average maturity of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

Item 4. Controls and Procedures.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. In the most recent fiscal quarter, we installed new accounting software to assist in the processing of purchasing and disbursement transactions and the compilation of financial reports. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        As discussed in our annual report on Form 10-K for our fiscal year ended June 30, 2006, Competitive Technologies, Inc. (“CTI”) initiated litigation against us by filing a suit in Connecticut Superior Court for breach of a settlement agreement of an earlier arbitration between CTI and us. We filed an answer denying all material allegations asserted by CTI, and asserting counterclaims against CTI for fraud, fraudulent inducement, unfair trade practices, breach of the settlement agreement and declaratory judgment that under the settlement we were released from any further obligations to CTI relating to payments we may receive in the future from King concerning bremelanotide, that CTI should be compelled to comply with the settlement agreement and withdraw its earlier arbitration request, or alternatively that the settlement agreement of the earlier arbitration should be set aside. CTI has not timely filed a response to our counterclaims nor has CTI requested an extension of time within which to answer. As discussed in our quarterly report on Form 10-Q for the quarter ended September 30, 2006, we filed a reply and counterclaims in the arbitration proceeding before the American Arbitration Association (“AAA”) which was initiated by CTI, and subsequently CTI filed a response generally denying our counterclaims and asserting defenses. The party-appointed arbitrators have agreed upon a chairperson for the arbitration panel, to which both parties have consented. However, the chairperson has not yet been confirmed by the AAA. Discovery has not been initiated in the arbitration, and no decisions relating to the merits of the arbitration have been made.

Item 1A.Risk Factors.

        There have been no material changes in our risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2006 in response to Item 1A., Part 1 of such Form 10-K, with the exception of the following:

        We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

        Under our January 2007 license arrangement with AstraZeneca AB for our MC-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of these drug candidates and have only limited, if any, input on the direction of development efforts. If the results of development efforts are negative or inconclusive, AstraZeneca may elect to defer or abandon further development of this program. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for whatever reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders, which convened on December 15, 2006, the stockholders voted on the following issues:

•	Election of directors; and

•	Ratification of the appointment of our independent registered public accounting firm for the fiscal year ending June 30, 2007.

        Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast. All directors identified below were re-elected and their term of office continued after the meeting.

Election of directors:		For	Withheld
Carl Spana, Ph.D.		62,294,475	1,017,575
John K.A. Prendergast, Ph.D.		62,323,388	988,662
Perry B. Molinoff, M.D.		62,315,296	996,754
Robert K. deVeer, Jr.		62,303,032	1,009,018
Zola P. Horovitz, Ph.D.		60,534,095	2,777,955
Robert I. Taber, Ph.D.		62,311,203	1,000,847
Errol De Souza, Ph.D.		62,313,248	998,802
J. Stanley Hull		62,317,796	994,254

Other	For	Against	Abstain
Ratification of independent registered accounting firm	62,613,134	638,719	60,197

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed with this report:

10.1	Restricted Stock Unit Agreement. †

10.2	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

†Management contract or compensatory plan or arrangement.

Signatures

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 7, 2007	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 7, 2007	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Restricted Stock Unit Agreement. †

10.2	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

†Management contract or compensatory plan or arrangement.