Form 10-Q
period 2007-03-31
PALATIN TECHNOLOGIES INC
filed 2007-05-10
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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
Yes [  ] No [X]

As of April 30, 2007, 84,927,712 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$ 40,576,297	$ 28,333,211
Available-for-sale investments	2,338,417	2,330,834
Accounts receivable	415,014	69,591
Prepaid expenses and other current assets	815,059	1,453,650
Total current assets	44,144,787	32,187,286
Property and equipment, net	6,350,181	6,347,705
Restricted cash	475,000	475,000
Other assets	856,103	1,037,296
Total assets	$ 51,826,071	$ 40,047,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations and notes payable, current portion	$ 214,104	$ 86,564
Accounts payable	3,104,708	3,092,962
Accrued expenses	3,612,133	4,466,428
Accrued compensation	433,750	803,900
Deferred revenue, current portion	4,960,771	3,995,575
Total current liabilities	12,325,466	12,445,429

Capital lease obligations and notes payable, net of current portion	335,981	229,585
Deferred rent, net of current portion	2,021,436	2,358,550
Deferred revenue, net of current portion	13,031,778	6,713,942
Total liabilities	27,714,661	21,747,506

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized:
Series A Convertible; 9,997 shares issued and outstanding as of
March 31, 2007 and June 30, 2006	100	100
Common stock, $0.01 par value, 150,000,000 shares authorized,
84,927,712 and 70,878,521 shares issued and outstanding as of
March 31, 2007 and June 30, 2006, respectively	849,277	708,785
Additional paid-in capital	205,399,781	178,089,176
Accumulated other comprehensive loss	(47,153)	(54,736)
Accumulated deficit	(182,090,595)	(160,443,544)
Total stockholders' equity	24,111,410	18,299,781
Total liabilities and stockholders' equity	$ 51,826,071	$ 40,047,287

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
REVENUES:
Royalties	$ -	$ -	$ -	$ 1,508,862
Licenses, grants and
contracts	3,090,036	5,045,025	11,768,247	13,267,079
Total revenues	3,090,036	5,045,025	11,768,247	14,775,941

OPERATING EXPENSES:
Cost of product sales	-	-	-	2,041,175
Royalties	-	-	-	299,995
Research and development	8,128,584	10,954,466	29,821,764	29,639,751
General and administrative	2,021,734	1,838,967	5,239,142	5,022,069
Total operating expenses	10,150,318	12,793,433	35,060,906	37,002,990

Loss from operations	(7,060,282)	(7,748,408)	(23,292,659)	(22,227,049)

OTHER INCOME (EXPENSE):
Investment income	348,337	155,677	899,711	496,917
Interest expense	(9,223)	(9,375)	(32,411)	(17,477)
Total other income, net	339,114	146,302	867,300	479,440

Loss before income taxes	(6,721,168)	(7,602,106)	(22,425,359)	(21,747,609)
Income tax benefit	-	-	778,308	666,275

NET LOSS	$ (6,721,168)	$ (7,602,106)	$ (21,647,051)	$ (21,081,334)

Basic and diluted net loss per
common share	$ (0.09)	$ (0.13)	$ (0.30)	$ (0.37)

Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	78,052,712	59,339,220	73,329,042	57,503,198

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (21,647,051)	$ (21,081,334)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,061,399	947,275
Stock-based compensation	1,247,078	863,795
Inventory write-off	-	2,041,175
Changes in operating assets and liabilities:
Accounts receivable	(345,423)	5,388,393
Inventories	-	(659,015)
Prepaid expenses and other	791,095	335,666
Accounts payable	11,746	(484,519)
Accrued expenses and other	(1,561,559)	1,469,352
Deferred revenues	7,283,032	(2,035,801)
Net cash used in operating activities	(13,159,683)	(13,215,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(685,834)	(589,059)
Net cash used in investing activities	(685,834)	(589,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations and notes payable	(115,416)	(19,744)
Proceeds from issuances of common stock and warrants	26,204,019	12,051,920
Net cash provided by financing activities	26,088,603	12,032,176

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	12,243,086	(1,771,896)

CASH AND CASH EQUIVALENTS, beginning
of period	28,333,211	15,720,364

CASH AND CASH EQUIVALENTS, end of period	$ 40,576,297	$ 13,948,468

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment acquired under financing agreements	$ 316,632	$ 326,364

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

        The Company also has a licensing and research collaboration agreement with AstraZeneca AB (“AstraZeneca”) to discover, develop and commercialize small molecule compounds that target MC receptors for treatment of obesity, diabetes and related metabolic syndrome and conducts research on the treatment of other disorders, including congestive heart failure, with compounds resulting from its MIDAS™ technology, the Company’s proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

        NeutroSpec, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, is the subject of a strategic collaboration agreement with Tyco Healthcare Mallinckrodt (“Mallinckrodt”). In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec. All ongoing clinical trials and regulatory approvals of NeutroSpec have been suspended while the Company and Mallinckrodt evaluate future development and marketing activities involving NeutroSpec.

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

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2007 and incurred a net loss for the three and nine months ended March 31, 2007. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of March 31, 2007, together with expected receipts from collaboration and license agreements and other income, are adequate to fund operations for at least the next twelve months. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected, due to the Company’s expected negative cash flows from operations.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of March 31, 2007 consists of $232,333 due from AstraZeneca and $182,681 due from Mallinckrodt.

        Revenues from collaboration partners as a percentage of total revenues were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
King	82%	99%	94%	88%
AstraZeneca	17%	-%	4%	-%
Mallinckrodt	1%	1%	2%	12%

(2)    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2007, its results of operations for the three and nine months ended March 31, 2007 and 2006 and its cash flows for the nine months ended March 31, 2007 and 2006. The results of operations for the three- and nine-month periods ended March 31, 2007 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2007.

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

        Deferred Rent – The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis, as well as tenant allowances for leasehold improvements. Rent expense is being recognized ratably over the life of the leases.

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

        Stock Options – The Company accounts for options granted to employees in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R). The Company determines the value of stock options utilizing the Black-Scholes option-pricing model.

        Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

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

        During the nine months ended March 31, 2007 and 2006, the Company sold New Jersey state net operating loss carryforwards and research and development credit carryforwards, which resulted in the recognition of $778,308 and $666,275, respectively, in tax benefits.

        Net Loss per Common Share – Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. As of March 31, 2007 and 2006, common shares issuable upon conversion of outstanding Series A Convertible Preferred Stock and the exercise of outstanding options, warrants and restricted stock units amounted to an aggregate of 16,801,691 and 13,062,291, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

(4)     AGREEMENT WITH ASTRAZENECA

        In January 2007, the Company entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize small molecule compounds that target MC receptors for treatment of obesity, diabetes and related metabolic syndrome. The collaboration is based on the Company’s MC receptor obesity program and includes access to compound libraries, core technologies and expertise in MC receptor drug discovery and development.

        Under the terms of the agreement, the Company received an up-front payment of $10,000,000 from AstraZeneca and is eligible for milestone payments totaling to $300,000,000, with up to $180,000,000 contingent upon development and regulatory milestones and the balance on achievement of sales targets. In addition, the Company is eligible to receive royalties on sales of approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. In addition, the Company is providing research services to AstraZeneca at a contractual rate per full-time-equivalent employee.

        The Company has determined that the license agreement and research services should be evaluated together as a single unit for the purposes of revenue recognition under EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Accordingly, the up-front payment of $10,000,000 received by the Company as a license fee is being recognized as revenue on a straight-line basis over the maximum six-year period during which the Company may perform research services under the agreement. Per-employee compensation from AstraZeneca for research services is recognized as earned at the contractual rate, which approximates the fair value of such services. Payments received upon the attainment of substantive milestones are recognized as revenue when earned. The maximum period during which the Company may perform research services includes extension periods, for which AstraZeneca may exercise an option for no additional consideration. If the Company’s estimated period of performance is reduced to less than the maximum, the amortization period for any remaining deferred revenue will also be reduced.

(5)     OTHER COMPREHENSIVE LOSS

        Other comprehensive loss consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Net loss	$ (6,721,168)	$ (7,602,106)	$ (21,647,051)	$ (21,081,334)
Unrealized gain (loss) on
investments	5,040	(12,053)	7,583	(43,693)
Comprehensive loss	$ (6,716,128)	$ (7,614,159)	$ (21,639,468)	$ (21,125,027)

(6)    INVESTMENTS

        The following is a summary of available-for-sale investments:

	March 31, 2007	June 30, 2006
Cost	$ 2,385,570	$ 2,385,570
Unrealized loss on investments	(47,153)	(54,736)
Fair value	$ 2,338,417	$ 2,330,834

(7)     STOCKHOLDERS’ EQUITY

      Sale of Stock

        In February 2007, the Company completed the sale of 13,750,000 shares of common stock in a registered offering. Net proceeds to the Company, after costs of the offering, amounted to approximately $25,500,000.

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

        The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility is based on the Company’s historical volatility and the risk-free rate is based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate estimated fair value of the grants at the date of grant was approximately $1,800,000, which is expected to be recognized over a weighted-average period of approximately three years. In the three and nine months ended March 31, 2007, the Company recognized $167,781 and $335,563, respectively, of share-based compensation expense related to the grants. The amount and timing of such compensation expense to be recorded in future periods may be affected by grantee terminations and certain changes in the Company’s share price.

(8)     COMMITMENTS AND CONTINGENCIES

        As discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2006 and quarterly report on Form 10-Q for the quarter ended December 31, 2006, Competitive Technologies, Inc. (“CTI”) initiated litigation against the Company by filing a suit in Connecticut Superior Court for breach of a settlement agreement of an earlier arbitration between CTI and the Company. In response to the Company’s counterclaims against CTI for fraud, fraudulent inducement, unfair trade practices, breach of the settlement agreement and declaratory judgment that under the settlement the Company was released from any further obligations to CTI relating to payments it may receive in the future from King concerning bremelanotide, that CTI should be compelled to comply with the settlement agreement and withdraw its earlier arbitration request, or alternatively that the settlement agreement of the earlier arbitration should be set aside, CTI has filed a reply generally denying the Company’s counterclaims and asserting defenses. Discovery has been initiated by both Palatin and CTI. As discussed in the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2006, in the arbitration proceeding before the American Arbitration Association (“AAA”) which was initiated by CTI, the party-appointed arbitrators agreed upon a chairperson for the arbitration panel, and the chairperson has now been confirmed by the AAA. In preliminary hearings, a schedule for dispositive motions, discovery and a hearing on the merits have been set, but no decisions relating to the merits of the arbitration have been made. The Company cannot reasonably predict the outcome of the disputes or reasonably estimate the range of potential loss, if any. However, the Company does not believe that the resolution of this matter will have a material adverse effect on its financial position, results of operations or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the fiscal year ended June 30, 2006, our quarterly report on Form 10-Q for the quarter ended December 31, 2006 and in our other Securities and Exchange Commission (“SEC”) filings.

        We expect to incur losses in the future as a result of spending on our planned development programs and such losses may fluctuate significantly from quarter to quarter.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the fiscal year ended June 30, 2006. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments.

        Non-refundable up-front fees under the King Pharmaceuticals, Inc. (“King”) collaboration are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in the related development program, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. We consider our performance period to be the period in which we perform development activities during the initial research term, which is currently estimated to be five and one-half years from the inception of the agreement. Specific performance periods are not stated in the agreement and are estimated by management based on detailed development programs agreed upon by the parties. Management monitors the progress and results of these development activities and adjusts the estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized as revenue and corresponding decreases in the amount of revenue recognized each period. In the three months ended March 31, 2007, we increased our estimated performance period, reducing revenue by approximately $0.1 million compared to the previous quarter. As of March 31, 2007, a one-year increase in the estimated period of performance would result in a decrease in the amount of deferred revenue recognized as revenue per quarter of approximately $0.2 million.

        Non-refundable up-front fees under the licensing and research collaboration with AstraZeneca AB (“AstraZeneca”) are deferred and amortized to revenue over the six-year maximum term over which we may perform research services for AstraZeneca. The nature and extent of our future services under the agreement during its term are subject to change by the parties on an ongoing basis. Accordingly, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. Our actual performance period may be less than the six-year maximum based on AstraZeneca’s requirements. Decreases in the estimated performance period would result in decreases in the period over which our deferred revenue is to be recognized as revenue and corresponding increases in the amount of revenue recognized each period.

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

Stock-Based Compensation

        The fair value of stock options granted has been calculated using the Black-Scholes model, which requires us to make estimates of volatility and expected option lives. We estimate these factors at the time of grant based on our own prior experience, public sources of information and information for comparable companies. The amount of recorded compensation related to an option grant is not adjusted for subsequent changes in these estimates or for actual experience. The amount of our recorded compensation is also dependent on our estimates of future option forfeitures and the probability of achievement of performance conditions. If we initially over-estimate future forfeitures, our reported expenses will be understated until such time as we adjust our estimate. Changes in estimated forfeitures will affect our reported expenses in the period of change and future periods.

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

        We have a collaborative development and marketing agreement with King to jointly develop and commercialize bremelanotide (formerly known as PT-141), our nasally administered MC-based peptide. Bremelanotide has completed Phase 2 clinical studies for treatment of male erectile dysfunction (“ED”) and is in Phase 2 clinical studies for treatment of female sexual dysfunction (“FSD”). Pursuant to the terms of the agreement, we and King share all collaboration development costs, marketing costs and net profits derived from net sales of bremelanotide in North America based on an agreed percentage. We and King currently plan to seek a commercialization partner for bremelanotide for territories outside of North America. We have the option to create, with King, a urology specialty sales force to co-promote the product in the United States if the product is successfully developed and commercialized.

        In January 2007, we entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize small molecule compounds that target MC receptors for treatment of obesity, diabetes and related metabolic syndrome. Under the terms of the agreement, we received an upfront payment of $10.0 million from AstraZeneca, and may receive future milestone payments totaling to $300.0 million, contingent upon development and regulatory milestones and the achievement of sales targets, and royalties on sales of approved products.

        We have identified a lead natriuretic peptide receptor clinical candidate compound for the treatment of congestive heart failure (“CHF”), and are conducting preclinical toxicity testing in preparation for starting clinical trials. We are also conducting research to identify additional natriuretic peptide receptor clinical candidate compounds for treatment of acute decompensated and chronic CHF.

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

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are investigating; expanding our pipeline through the utilization of our MC expertise and patented drug discovery platform; acquiring synergistic products and technologies; and partially funding our development and discovery programs with the cash flow from our collaboration agreements.

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

Results of Operations

Three and Nine Months Ended March 31, 2007 Compared to the Three and Nine Months Ended March 31, 2006.

        Royalties Revenue – For the three and nine months ended March 31, 2007, we recognized no royalty revenues. Royalty revenues in the three and nine months ended March 31, 2006 of $0 and $1.5 million, respectively, represent amounts earned from Mallinckrodt pursuant to our collaboration agreement, based on a contractual percentage of Mallinckrodt’s net sales of NeutroSpec to customers in the period. Sales and marketing activities related to NeutroSpec were suspended in December 2005. We will not earn future royalty revenues related to NeutroSpec unless and until NeutroSpec sales resume.

        Licenses, Grants and Contracts – For the three and nine months ended March 31, 2007, we recognized $3.1 million and $11.8 million, respectively, in licenses, grants and contracts revenue compared to $5.0 million and $13.3 million for the three and nine months ended March 31, 2006.

        Revenue related to our collaboration agreement with King for bremelanotide decreased from $5.0 million to $2.5 million in the current three-month period and from $13.0 million to $11.1 million in the current nine-month period, relecting lower reimbursable costs incurred by us in the periods. Reimbursable costs were higher in the prior year periods due to the conduct of two Phase 2 clinical trials of bremelanotide.

        In the three and nine months ended March 31, 2007, revenue from AstraZeneca related to our January 2007 licensing and research collaboration for the treatment of obesity and related disorders amounted to $0.5 million, representing amounts due for our research services and the amortization of a portion of the $10.0 million up-front license fee received at the inception of the agreement.

        Contract revenue from Mallinckrodt in the three and nine months ended March 31, 2007 was comparable to prior-year amounts and reflect Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities.

        We expect to continue to earn contract revenues under our collaboration agreements, in the form of payments for our research services and the recognition as revenue of deferred license fees. The amount of such revenue will depend on a number of factors, including development activities performed and decisions about the division of responsibility for such activities between us and our partners. Future cost reimbursements from Mallinckrodt are dependent upon decisions we make together with Mallinckrodt concerning future NeutroSpec development activities. We may also earn contract revenue from the attainment of certain development milestones.

        Cost of Product Sales – For the nine months ended March 31, 2006, we recognized $2.0 million in cost of product sales related to NeutroSpec. Cost of product sales in that period represented our write-off of inventory due to the suspension of sales of NeutroSpec in December 2005.

        Royalties Expense – For the three and nine months ended March 31, 2007, we recognized no royalties expense. Royalties expense in the three and nine months ended March 31, 2006 amounted to $0 and $0.3 million, respectively, and represented amounts due licensors based primarily on Mallinckrodt’s net sales of NeutroSpec to customers. Sales and marketing activities related to NeutroSpec were suspended in December 2005. We will not incur future royalty expenses related to NeutroSpec unless and until commercial sales of NeutroSpec resume.

        Research and Development – Research and development expenses decreased to $8.1 million for the three months ended March 31, 2007 from $11.0 million for the three months ended March 31, 2006. Research and development expenses of $29.8 million for the nine months ended March 31, 2007 were comparable to research and development expenses for the nine months ended March 31, 2006.

        Research and development expenses related to bremelanotide decreased to $3.0 million for the three months ended March 31, 2007 period from $6.8 million in the comparable period in 2006, following completion of two Phase 2 clinical trials earlier this fiscal year. In conjunction with King, we completed two Phase 2B studies evaluating the safety and efficacy of bremelanotide in patients suffering from mild to severe ED, with one trial limited to non-diabetic patients and the other to diabetic patients, and initiated patient enrollment in a Phase 2B “at home” clinical trial in female patients with FSD. Associated costs include fees to clinicians, costs of drug supplies and study monitoring and management. This decrease was partially offset by increased year-over-year spending in the first two quarters of the current fiscal year, largely reflecting our share of clinical study costs incurred by King. In the nine months ended March 31, 2007, expenses related to bremelanotide decreased to $16.1 million from $17.1 million in the comparable period in 2006. We expect to spend less than $5 million of additional direct costs (excluding allocated general expenses and net of reimbursements from King) for our share of bremelanotide expenses prior to initiating Phase 3 clinical trials.

        Research and development expenses related to our other development programs increased to $1.4 million for the three months ended March 31, 2007 from $0.7 million for the three months ended March 31, 2006 and to $2.9 million for the nine months ended March 31, 2007 from $1.9 million for the comparable period of the prior year, primarily as a result of additional contract services for assistance with the optimization of lead compounds and increased preclinical study costs related to our development program for the treatment of CHF. Our spending related to our obesity program may decrease as AstraZeneca assumes responsibility for discovery and development activities. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress a compound into human clinical trials and discussions with development partners.

        Research and development spending on NeutroSpec decreased to $0.1 million and $0.3 million for the three- and nine-month periods ended March 31, 2007, respectively, from $0.1 million and $1.3 million for the three- and nine-month periods ended March 31, 2006, respectively, as a result of lower costs related to manufacturing and process development activities. We have suspended substantial development activities, including research to evaluate NeutroSpec’s potential as an imaging agent for other indications such as osteomyelitis (infection deep inside a bone), fever of unknown origin, post surgical infection, inflammatory bowel disease and pulmonary imaging. We expect to spend approximately $0.1 million to $0.3 million of direct costs on NeutroSpec on a quarterly basis in this calendar year to review the safety of NeutroSpec and explore other indications, a portion of which will be reimbursed by our collaboration partner, Mallinckrodt. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the review of NeutroSpec safety and discussions with both the FDA and Mallinckrodt.

        The historical amounts of project spending above exclude general research and development spending, which increased to $3.7 million and $10.5 million for the three- and nine-month periods ended March 31, 2007 from $3.3 million and $9.4 million for the three- and nine-month periods ended March 31, 2006, primarily due to increased personnel costs, including share-based compensation, and the expansion of facilities.

        Cumulative spending from inception to March 31, 2007 on our bremelanotide, NeutroSpec and other programs, including an allocated portion of general research and development expenses, amounts to approximately $106 million, $55 million and $30 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, significant related net cash inflows will be generated.

        General and Administrative – General and administrative expenses increased to $2.0 million and $5.2 million in the three- and nine-month periods ended March 31, 2007, respectively, from $1.8 million and $5.0 million for the three-and nine-months periods ended March 31, 2006, respectively. The increase in expenses for the 2007 periods primarily reflects higher share-based compensation expense and increased costs of market research, which were partially offset by lower insurance expense and decreases in miscellaneous taxes and other overhead expenses.

        Income Tax Benefit – Income tax benefits of $0.8 million in the nine months ended March 31, 2007 and $0.7 million in the nine months ended March 31, 2006 relate to the sale of New Jersey state net operating loss carryforwards and research and development credit carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through equity financings and revenue received under collaborative agreements.

        We will need regulatory approval to market and sell our products. Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

        In each of the nine-month periods ended March 31, 2007 and March 31, 2006, we used $13.2 million of cash for our operating activities. Net cash outflows from operations in the 2007 period were affected by an upfront license payment of $10.0 million from AstraZeneca. In the nine months ended March 31, 2006, our net cash outflows from operations were affected by a $5.4 million decrease in our accounts receivable balance. Our periodic accounts receivable balances and cash flows from operations will continue to be highly dependent on the timing of such receipts and the division of development responsibilities between us and King.

        During the nine months ended March 31, 2007, net cash provided by financing activities amounted to $26.1 million, primarily from the sale of 13,750,000 shares in a registered offering in February 2007. In the nine months ended March 31, 2006, net proceeds from the issuance of common stock and warrants amounted to $12.1 million, reflecting primarily the proceeds from the sale of common stock and warrants to King, related to our collaboration agreement.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We believe that our cash, cash equivalents and available-for-sale investments as of March 31, 2007, together with expected receipts from collaboration and license agreements and other income, are adequate to fund our operations for at least the next twelve months. The nature and timing of our development activities are highly dependent on our financing activities. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We plan to continue to monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts, refine our operations, control expenses, evaluate alternative methods to conduct our business and seek additional financing and sharing of development costs through strategic collaboration agreements or other resources.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our investment portfolio. As of March 31, 2007, our cash and cash equivalents were $40.6 million and investments, which consisted of mutual funds, were $2.3 million. Due to the average maturity of investments held by the funds, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        As discussed in our annual report on Form 10-K for our fiscal year ended June 30, 2006 and our quarterly report on Form 10-Q for the quarter ended December 31, 2006, Competitive Technologies, Inc. (“CTI”) initiated litigation against us by filing a suit in Connecticut Superior Court for breach of a settlement agreement of an earlier arbitration between CTI and us. In response to our counterclaims against CTI for fraud, fraudulent inducement, unfair trade practices, breach of the settlement agreement and declaratory judgment that under the settlement we were released from any further obligations to CTI relating to payments we may receive in the future from King concerning bremelanotide, that CTI should be compelled to comply with the settlement agreement and withdraw its earlier arbitration request, or alternatively that the settlement agreement of the earlier arbitration should be set aside, CTI has filed a reply generally denying our counterclaims and asserting defenses. Discovery has been initiated by both Palatin and CTI. As discussed in our quarterly report on Form 10-Q for the quarter ended December 31, 2006, in the arbitration proceeding before the American Arbitration Association (“AAA”) which was initiated by CTI, the party-appointed arbitrators agreed upon a chairperson for the arbitration panel, and the chairperson has now been confirmed by the AAA. In preliminary hearings, a schedule for dispositive motions, discovery and a hearing on the merits have been set, but no decisions relating to the merits of the arbitration have been made.

Item 1A.Risk Factors.

        Other than previously disclosed in our quarterly report on Form 10-Q for the quarter ended December 31, 2006, there have been no material changes in our risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2006 in response to Item 1A., Part I of such Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits.

        Exhibits filed with this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 9, 2007	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 9, 2007	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.