Form 10-Q
period 2007-09-30
PALATIN TECHNOLOGIES INC
filed 2007-11-08
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of November 6, 2007, 85,204,169 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 24,305,501	$ 31,447,615
Available-for-sale investments	2,339,456	2,323,642
Accounts receivable	460,269	607,841
Prepaid expenses and other current assets	568,796	1,008,464
Total current assets	27,674,022	35,387,562
Property and equipment, net	6,084,611	6,070,226
Restricted cash	475,000	475,000
Other assets	250,047	848,446
Total assets	$ 34,483,680	$ 42,781,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations and notes payable, current portion	$ 305,538	$ 216,841
Accounts payable	966,346	1,120,894
Accrued expenses	2,372,604	2,420,837
Accrued compensation	694,165	941,300
Deferred revenue, current portion	1,916,669	4,864,833
Total current liabilities	6,255,322	9,564,705

Capital lease obligations and notes payable, net of current portion	295,583	275,126
Deferred rent, net of current portion	1,849,125	1,966,628
Deferred revenue, net of current portion	7,222,220	12,443,087
Total liabilities	15,622,250	24,249,546

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of
September 30, 2007 and June 30, 2007	50	50
Common stock of $.01 par value - authorized 150,000,000 shares; issued and outstanding 85,204,169 and 85,126,915 shares as of September 30,
2007 and June 30, 2007, respectively	852,042	851,269
Additional paid-in capital	206,435,357	205,875,438
Accumulated other comprehensive income	15,814	-
Accumulated deficit	(188,441,833)	(188,195,069)
Total stockholders' equity	18,861,430	18,531,688
Total liabilities and stockholders' equity	$ 34,483,680	$ 42,781,234

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2007	2006
REVENUES:
Licenses, grants and contracts	$ 8,977,731	$ 4,935,102

OPERATING EXPENSES:
Research and development	7,943,877	12,125,252
General and administrative	1,659,010	1,560,922
Total operating expenses	9,602,887	13,686,174

Loss from operations	(625,156)	(8,751,072)

OTHER INCOME (EXPENSE):
Investment income	396,621	324,235
Interest expense	(18,229)	(10,066)
Total other income, net	378,392	314,169

NET LOSS	$ (246,764)	$ (8,436,903)

Basic and diluted net loss per common share	$ (0.00)	$ (0.12)

Weighted average number of common shares
outstanding used in computing basic and
diluted net loss per common share	85,177,298	70,878,521

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (246,764)	$ (8,436,903)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	340,724	344,200
Stock-based compensation	450,463	224,494
Changes in operating assets and liabilities:
Accounts receivable	147,572	(849,956)
Prepaid expenses and other	1,038,067	635,655
Accounts payable	(154,548)	(536,564)
Accrued expenses and other	(412,871)	(51,109)
Deferred revenues	(8,169,031)	(1,375,953)
Net cash used in operating activities	(7,006,388)	(10,046,136)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,321)	(61,248)
Net cash used in investing activities	(156,321)	(61,248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations and notes payable	(89,634)	(33,496)
Proceeds from exercise of common stock warrants	110,229	-
Net cash provided by (used in) financing activities	20,595	(33,496)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(7,142,114)	(10,140,880)

CASH AND CASH EQUIVALENTS, beginning
of period	31,447,615	28,333,211

CASH AND CASH EQUIVALENTS, end of period	$ 24,305,501	$ 18,192,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment acquired under financing arrangements	$ 198,788	$ 121,348

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)    ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. ("Palatin" or the "Company") is a biopharmaceutical company primarily focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics, including melanocortin ("MC")-based therapeutics. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (extreme wasting, generally secondary to a chronic disease), skin pigmentation disorders and inflammation-related diseases. The Company is exploring other receptor-specific therapeutics, including congestive heart failure therapeutics.

        Bremelanotide, an MC receptor agonist, is a patented, nasally administered MC-based peptide in clinical development for the treatment of male and female sexual dysfunction. In 2004, we entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. ("King") to jointly develop and commercialize bremelanotide. In September 2007, the Company received notice from King terminating the collaborative development and marketing agreement between the Company and King, in accordance with its terms, effective December 5, 2007. Upon termination, Palatin will solely own all rights to bremelanotide. See Note 4 regarding the agreement with King.

        The Company has a licensing and research collaboration agreement with AstraZeneca AB ("AstraZeneca") to discover, develop and commercialize small molecule compounds that target MC receptors for the treatment of obesity, diabetes and related metabolic syndrome. The Company is also conducting research on peptidomimetic compounds for the treatment of other disorders, including congestive heart failure. Certain compounds under investigation result from the Company's MIDAS(TM)technology, a proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

        NeutroSpec is the Company's radiolabeled monoclonal antibody product for imaging and diagnosing infection and the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien ("Mallinckrodt"). In July 2004, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec following the occurrence of certain serious adverse events involving patients who received NeutroSpec. Significant development activities pertaining to NeutroSpec are currently suspended while the Company and Mallinckrodt evaluate future development and marketing alternatives.

        Key elements of the Company's business strategy include entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company's product candidates under development, expansion of the Company's pipeline through the utilization of its MC expertise and patented drug discovery platform, opportunistic acquisition of synergistic products and technologies and partial funding of the Company's development and discovery programs with the cash flow from collaboration agreements.

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of September 30, 2007 and incurred a net loss for the three months ended September 30, 2007. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of September 30, 2007, together with expected receipts from collaboration and license agreements and other income, are adequate to fund operations for at least the next twelve months. The nature and timing of the Company's development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company's financing efforts will be successful. If adequate funds are not available, the Company's financial condition will be materially and adversely affected, due to the Company's expected negative cash flows from operations.

        Concentrations – Concentrations in the Company's assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company's cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company's accounts receivable balance as of September 30, 2007 consists of amounts due from its collaboration partners, including $317,000 due from AstraZeneca, $90,985 due from Mallinckrodt and $52,284 due from King.

        Revenues from collaboration partners as a percentage of total revenues were as follows (see Note 4 regarding the agreement with King):

	Three Months Ended September 30,
	2007	2006
King	91%	99%
AstraZeneca	8%	-%
Mallinckrodt	1%	1%

(2)     BASIS OF PRESENTATION:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2007, and its results of operations and its cash flows for the three months ended September 30, 2007 and 2006. The results of operations for the three-month period ended September 30, 2007 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2008.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2007 and 2006 and for each of the fiscal years in the three-year period ended June 30, 2007.

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

        Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Restricted cash secures letters of credit for security deposits on leases.

        Investments – The Company classifies its investments as available-for-sale investments and all such investments are recorded at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, if any, are generally excluded from earnings and are reported in accumulated other comprehensive income/loss until realized. Interest and dividends on securities classified as available-for-sale are included in investment income. Gains and losses are recorded in the statement of operations when realized or when unrealized holding losses are determined to be other than temporary, on a specific-identification basis.

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

        Deferred Rent – The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis, as well as tenant allowances for leasehold improvements. Rent expense is being recognized ratably over the life of the leases.

        Revenue Recognition – Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the period in which it performs certain development activities under the applicable agreement. Estimated reimbursements for research and development activities and government grants are recorded in the period that the Company performs the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature. See Note 4 regarding the agreement with King.

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

        Net Loss per Common Share – Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Stock. As of September 30, 2007 and 2006, common shares issuable upon conversion of Series A Convertible Preferred Stock and the exercise of outstanding options, warrants and restricted stock units amounted to an aggregate of 16,266,314 and 16,697,450 shares, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

(4)     AGREEMENT WITH KING

        In September 2007, the Company received notice from King terminating the collaborative development and marketing agreement between the Company and King, in accordance with its terms, effective December 5, 2007. As of September 30, 2007, the Company has no further obligation to perform any services for King. The notice followed communication with representatives of the FDA, which raised serious concerns about the benefits and risks of the progression of bremelanotide into Phase 3 clinical studies for erectile dysfunction. Upon termination, Palatin will solely own all rights to bremelanotide without any obligation for future payments to King, other than any amounts payable for the reimbursement of bremelanotide costs incurred by King prior to termination. King has no obligation for future payments to Palatin, other than any amounts payable for the reimbursement of bremelanotide costs incurred by Palatin prior to termination.

        In connection with the termination of the agreement, the Company recognized in the quarter ended September 30, 2007 $6,499,796 of deferred up-front license fees received from King, together with $815,561 of associated deferred costs, which prior to termination were being recognized as revenues and amortized as research and development costs over the estimated period of the Company’s performance under the agreement, respectively. In addition, the Company recognized all costs incurred by King and the Company pursuant to the reimbursement provisions of the agreement as of September 30, 2007.

(5)     COMPREHENSIVE LOSS

        Comprehensive loss consists of the following:

	Three Months Ended September 30,
	2007	2006
Net loss	$ (246,764)	$ (8,436,903)
Unrealized gain on investments	15,814	7,553
Comprehensive loss	$ (230,950)	$ (8,429,350)

(6)     INVESTMENTS

        The following is a summary of available-for-sale investments:

	Three Months Ended September 30,
	2007	2006
Cost	$2,323,642	$2,323,642
Unrealized gain on investments	15,814	-
Fair value	$2,339,456	$2,323,642

(7)     COMMITMENTS AND CONTINGENCIES

        Contingencies

        As discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007, Competitive Technologies, Inc. (“CTI”) initiated arbitration proceedings with the Company for breach of the terms of its license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and for other actions asserted to arise out of the license agreement, and also initiated litigation against the Company by filing a suit in Connecticut Superior Court for breach of the settlement agreement of an earlier arbitration between CTI and the Company. In September 2007, the Company received a notice of termination of the license agreement from CTI, which notice was subsequently declared null and void by the arbitration panel in the arbitration proceeding in an order on motion for contempt. A second notice of termination was subsequently served on the Company by CTI in October 2007, and was also declared null and void by the arbitration panel. The Company amended its counterclaim to assert actions for declaratory and injunctive relief relating to CTI’s assertion of termination of the license agreement, and actions for defamation, prima facie tort and unfair trade practices relating to CTI’s issuance of a press release falsely asserting that the license agreement had been terminated. CTI filed an answer denying all material allegations asserted by the Company, and filed an additional counterclaim for defamation, asserting that the Company had quoted portions of a press release issued by CTI out of context, and for breach of the license agreement relating to the termination of a sublicense to King. The Company filed an answer to CTI’s additional counterclaims, denying all material allegations asserted by CTI. The Company cannot reasonably predict the outcome of the disputes or reasonably estimate the range of potential loss, if any. Although the amount of any liability that could arise with respect to these matters cannot be predicted, the Company does not believe that the resolution of these matters will have a material adverse effect on its financial position, results of operations or liquidity.

(8)     REDUCTION IN WORKFORCE

        On September 25, 2007, the Company reduced its work force by approximately 30% and accrued approximately $560,000 of severance and related costs to be paid over the following nine months. This expense is allocated between research and development and general and administrative expenses in the amounts of $546,000 and $14,000, respectively, based on the respective positions eliminated.

(9)     STOCKHOLDERS’ EQUITY

        On September 25, 2007, the Company issued grants of restricted stock units under the Company’s 2005 Stock Plan totaling in the aggregate 1,573,915 shares of common stock as retention bonuses to its employees, other than the executive officers, that were not affected by the reduction in workforce. The shares approved for grant exceed the number of authorized shares available for grant under the 2005 Stock Plan by 109,984. In the event that additional authorized shares are not available by January 1, 2008 through shareholder approval to increase the authorized shares or from the expiration of previous grants under the 2005 Stock Plan, the grants issued will be reduced pro rata to cover the short fall. As a result, for accounting purposes the 109,984 shares are not considered granted until the date that sufficient authorized shares are available. These units will vest on September 30, 2008, provided that the employee remains continuously employed by the Company through such date, or earlier if the employee is involuntarily terminated by reason of a position elimination or change in control. The Company will amortize the fair value of the 1,463,931 authorized restricted stock units, totaling approximately $700,000, on a straight-line basis over the next year. The 109,984 unauthorized restricted stock units will be valued on the effective grant dates and amortized over the vesting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2007 and in our other Securities and Exchange Commission (“SEC”) filings.

        We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2007. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. Due to the uncertainty inherent in our development programs, including the possibility that a program is terminated prior to completion, we recognize such revenue on a straight-line basis, as we believe that no other basis is more reflective of the pattern over which such revenue is earned. Management monitors the progress and results of these development activities and adjusts its estimated performance period accordingly. The actual performance period may vary based on the results of the related development activities, changes in development plans agreed to by the parties, regulatory requirements and other factors. Increases in the estimated performance period would result in increases in the period over which such deferred revenue is to be recognized and corresponding decreases in the amount of revenue recognized each period. As of September 30, 2007, a one-year increase in the estimated period of performance would result in a decrease in the amount of deferred revenue recognized per quarter of approximately $65,000.

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

        Certain options are subject to periodic re-measurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. In addition, the vesting of certain options is dependent on future events. As a result, stock-based compensation charges may vary significantly from period to period. In October 2006, we granted restricted stock units to certain executives that vest upon the achievement of specified stock prices. We will record expenses in future periods pertaining to these grants, the timing of which may vary based upon our future stock price.

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

        Bremelanotide is our nasally administered MC-based peptide in clinical development for two distinct indications, the treatment of male erectile dysfunction (“ED”) and the treatment of female sexual dysfunction (“FSD”). In 2004, we entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”) to jointly develop and commercialize bremelanotide. Pursuant to the agreement, we and King shared all collaboration development costs based on an agreed percentage. In September 2007, we received notice from King terminating the agreement in accordance with its terms effective December 5, 2007. As of September 30, 2007, we have no further obligation to perform any services for King. Termination followed comments by the U.S. Food and Drug Administration (“FDA”) raising serious concerns about the acceptable benefit/risk ratio to support the progression of bremelanotide into Phase 3 studies for ED as a first-line therapy in the general population. Upon termination, we will solely own all rights to bremelanotide.

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

        We have developed a library of novel natriuretic (promoting sodium excretion) receptor compounds, and identified a lead clinical candidate for which we submitted an Investigational New Drug application with the FDA, and initiated Phase 1 clinical trials for the treatment of congestive heart failure (“CHF”). We are also conducting research to identify additional clinical candidate compounds for the treatment of both chronic CHF and acutely decompensated (rapidly deteriorated) CHF.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006.

        Licenses, Grants and Contracts – For the three months ended September 30, 2007 and 2006, we recognized $9.0 million and $4.9 million, respectively, in licenses, grants and contracts revenue consisting of (i) $8.2 million and $4.8 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, (ii) $0.7 million and $0, respectively, related to our license agreement with AstraZeneca, and (iii) $0.1 million and $0.1 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. The increase in revenue primarily reflects $6.5 million of license revenue related to King’s up-front payment that was recognized in September 2007 in connection with the termination of our collaboration agreement with King. License and contract revenue from AstraZeneca consists of $0.3 million of revenue related to our research services performed in the three months ended September 30, 2007 and $0.4 million of license revenue related to AstraZeneca’s $10.0 million up-front license fee received at the inception of the agreement. Contract revenue from Mallinckrodt reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs and the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of certain development milestones.

        Research and Development – Research and development expenses decreased to $7.9 million for the three months ended September 30, 2007 from $12.1 million for the three months ended September 30, 2006.

        Research and development expenses related to bremelanotide decreased to $2.5 million in the 2007 period from $7.8 million in the 2006 period, as a result of (i) the completion of certain Phase 2B trials on both men and women, and (ii) the delay in the initiation of Phase 3 clinical trials for ED. The 2007 period includes the recognition of $0.8 million of deferred costs recorded in connection with the termination of our collaboration agreement with King which prior to termination were being amortized as research and development costs over the estimated period of our performance under the agreement. In addition, we recognized all costs incurred by King and us pursuant to the reimbursement provisions of the collaboration agreement as of September 30, 2007. Upon the completion of further discussions with the FDA and external consultants, we will determine the next steps related to the further development of bremelanotide for ED and FSD.

        Research and development expenses directly related to our obesity, CHF and other pre-clinical programs increased from $0.7 million in the 2006 period to $1.0 million in the 2007 period. Spending to date has been primarily related to the identification and optimization of lead compounds. We expect to spend approximately $2 million to $3 million of direct costs during fiscal 2008 on laboratory research and the commencement of clinical trials for a compound. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress a compound into human clinical trials and discussions with AstraZeneca and other potential development partners.

        The historical amounts of project spending above exclude general research and development spending, which increased from $3.6 million in the three months ended September 30, 2006 to $4.4 million in the three months ended September 30, 2007, primarily due to increased personnel and related costs, including severance expense arising from our September 2007 reduction in workforce.

        Cumulative spending from inception to September 30, 2007 on our bremelanotide, NeutroSpec and other preclinical programs amounts to approximately $117.1 million, $55.1 million and $34.4 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, significant related net cash inflows will be generated.

        General and Administrative – General and administrative expenses in the three months ended September 30, 2007 and 2006 amounted to $1.7 million and $1.6 million, respectively. The increase in expenses for the 2007 period is primarily due to increased personnel and related costs.

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

Failure to obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations.

        During the three months ended September 30, 2007, we used $7.0 million of cash for our operating activities, compared to $10.0 million in the three months ended September 30, 2006. Lower net cash outflows from operations in the 2007 quarter resulted primarily from lower operating expenses and the timing of the receipt of reimbursements from King for bremelanotide costs. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts and the division of development responsibilities between us and our collaboration partners.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We expect that our cash, cash equivalents and available-for-sale investments as of September 30, 2007, together with expected revenue from collaboration and license agreements and other income, will be adequate to fund the Company’s operations for at least the next twelve months. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We plan to continue to monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts, refine our operations, control expenses, evaluate alternative methods to conduct our business and seek additional financing and sharing of development costs through strategic collaboration agreements or other resources.

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

        Our license agreements related to NeutroSpec require royalty payments by us based on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales and marketing of NeutroSpec. We do not reasonably expect to make any such contingent payments during the next twelve months. We also have a license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction. The license agreement requires contingent payments based on certain up-front fees we receive as a result of a sublicense. We do not reasonably expect to sublicense such rights or make any material contingent payments during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our investment portfolio. As of September 30, 2007, our cash and cash equivalents were $24.3 million and investments, which consisted of mutual funds, were $2.3 million. Due to the average maturity of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of our securities.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        As discussed in our annual report on Form 10-K for our fiscal year ended June 30, 2007, we are the respondent in an arbitration proceeding before the American Arbitration Association initiated by Competitive Technologies, Inc. (“CTI”) alleging breach of the terms of our license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and other actions asserted to arise out of the license agreement. In September 2007, we received a notice of termination of the license agreement from CTI, which notice was subsequently declared null and void by the arbitration panel in an order on motion for contempt. A second notice of termination was served by CTI in October 2007, and was also declared null and void by the arbitration panel. We amended our counterclaim to assert actions for declaratory and injunctive relief relating to CTI’s assertion of termination of the license agreement, and actions for defamation, prima facie tort and unfair trade practices relating to CTI’s issuance of a press release falsely asserting that the license agreement had been terminated. CTI filed an answer denying all material allegations, and filed an additional counterclaim for defamation, asserting that we had quoted portions of a press release issued by CTI out of context, and for breach of the license agreement relating to the termination of a sublicense to King. We filed an answer to CTI’s additional counterclaims, denying all material allegations asserted by CTI.

        We cannot reasonably predict the outcome of the disputes with CTI or reasonably estimate the range of potential loss, if any. Although the amount of any liability that could arise with respect to these matters cannot be predicted, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A. Risk Factors.

        There has been no material change in our risk factors as previously disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2007 in response to Item 1A., Part 1 of such Form 10-K.

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

Palatin Technologies, Inc. (Registrant)

Date: November 8, 2007	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: November 8, 2007	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.