Form 10-Q
period 2007-12-31
PALATIN TECHNOLOGIES INC
filed 2008-02-08
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of February 6, 2008, 85,204,169 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,405,499	$31,447,615
Available-for-sale investments	2,362,084	2,323,642
Accounts receivable	367,739	607,841
Prepaid expenses and other current assets	456,458	1,008,464
Total current assets	23,591,780	35,387,562
Property and equipment, net	5,809,350	6,070,226
Restricted cash	475,000	475,000
Other assets	254,268	848,446
Total assets	$30,130,398	$42,781,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations and notes payable, current portion	$306,609	$216,841
Accounts payable	583,192	1,120,894
Accrued expenses	2,393,544	2,420,837
Accrued compensation	467,104	941,300
Deferred revenue, current portion	1,916,669	4,864,833
Total current liabilities	5,667,118	9,564,705

Capital lease obligations and notes payable, net of current portion	238,350	275,126
Deferred rent, net of current portion	1,715,500	1,966,628
Deferred revenue, net of current portion	6,805,553	12,443,087
Total liabilities	14,426,521	24,249,546

Commitments and contingencies (Note 7)

Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of
December 31, 2007 and June 30, 2007	50	50
Common stock of $.01 par value - authorized 150,000,000 shares;
issued and outstanding 85,204,169 and 85,126,915 shares as of
December 31, 2007 and June 30, 2007, respectively	852,042	851,269
Additional paid-in capital	207,039,292	205,875,438
Accumulated other comprehensive income	38,442	-
Accumulated deficit	(192,225,949)	(188,195,069)
Total stockholders' equity	15,703,877	18,531,688
Total liabilities and stockholders' equity	$30,130,398	$42,781,234

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
REVENUES:
Licenses, grants and
contracts	$742,835	$3,743,109	$9,720,566	$8,678,211

OPERATING EXPENSES:
Research and
development	3,791,344	9,569,483	11,735,221	21,693,180
General and
administrative	2,329,052	1,654,932	3,988,062	3,217,408
Total operating
expenses	6,120,396	11,224,415	15,723,283	24,910,588

Loss from operations	(5,377,561)	(7,481,306)	(6,002,717)	(16,232,377)

OTHER INCOME (EXPENSE):
Investment income	314,470	227,140	711,091	551,374
Interest expense	(12,469)	(13,122)	(30,698)	(23,188)
Total other income, net	302,001	214,018	680,393	528,186

Loss before income taxes	(5,075,560)	(7,267,288)	(5,322,324)	(15,704,191)
Income tax benefit	1,291,444	778,308	1,291,444	778,308

NET LOSS	$(3,784,116)	$(6,488,980)	$(4,030,880)	$(14,925,883)

Basic and diluted net loss per
common share	$(0.04)	$(0.09)	$(0.05)	$(0.21)

Weighted average number of
common shares
outstanding used in
computing basic and
diluted net loss per
common share	85,204,169	71,055,893	85,190,733	70,967,207

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,030,880)	$(14,925,883)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	691,257	707,600
Stock-based compensation	1,054,398	713,958
Changes in operating assets and liabilities:
Accounts receivable	240,102	(78,678)
Prepaid expenses and other	1,146,184	772,700
Accounts payable	(537,702)	(637,894)
Accrued expenses and other	(752,617)	695,225
Deferred revenues	(8,585,698)	(2,074,610)
Net cash used in operating activities	(10,774,956)	(14,827,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(231,593)	(434,903)
Net cash used in investing activities	(231,593)	(434,903)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations and notes payable	(145,796)	(88,768)
Proceeds from issuances of common stock and warrants	110,229	691,966
Net cash provided by (used in) financing activities	(35,567)	603,198

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(11,042,116)	(14,659,287)

CASH AND CASH EQUIVALENTS, beginning
of period	31,447,615	28,333,211

CASH AND CASH EQUIVALENTS, end of period	$20,405,499	$13,673,924

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment acquired under financing agreements	$198,788	$212,848
Cash paid for interest	$30,698	$23,188

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)    ORGANIZATION

        Nature of Business — Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company primarily focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics, including melanocortin (“MC”)-based therapeutics. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia, skin pigmentation disorders and inflammation-related diseases. The Company is exploring other receptor-specific therapeutics, including congestive heart failure therapeutics.

        Bremelanotide, an MC receptor agonist, is a patented, nasally administered MC-based peptide in clinical development for the treatment of male and female sexual dysfunction. In 2004, the Company entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”) to jointly develop and commercialize bremelanotide. In September 2007, the Company received notice from King terminating the collaborative development and marketing agreement between the Company and King, in accordance with its terms, effective December 5, 2007. Upon this termination, Palatin has retained all rights to bremelanotide. See Note 4 regarding the agreement with King.

        The Company has a licensing and research collaboration agreement with AstraZeneca AB (“AstraZeneca”) to discover, develop and commercialize small molecule compounds that target MC receptors for the treatment of obesity, diabetes and related metabolic syndrome. The Company is also conducting research on peptidomimetic compounds for the treatment of other disorders, including congestive heart failure. Certain compounds under investigation result from utilization of the Company’s MIDAS(TM) technology, a proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

        NeutroSpec is the Company’s radiolabeled monoclonal antibody product for imaging and diagnosing infection and the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. (“Mallinckrodt”). In July 2004, the Company received approval from the U.S. Food and Drug Administration (“FDA”) to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In December 2005, the Company and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec following the occurrence of certain serious adverse events involving patients who received NeutroSpec. Significant development activities pertaining to NeutroSpec are currently suspended while the Company and Mallinckrodt evaluate future development and marketing alternatives.

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

        Business Risk and Liquidity — The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2007 and incurred a net loss for the three and six months ended December 31, 2007. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful pre-clinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of December 31, 2007, together with expected receipts from collaboration and license agreements and other income, are adequate to fund operations for at least the next twelve months. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected, due to the Company’s expected negative cash flows from operations.

        Concentrations — Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of December 31, 2007 consists of amounts due from its collaboration partners, and is comprised of $317,300 due from AstraZeneca and $50,439 due from Mallinckrodt.

        Revenues from collaboration partners as a percentage of total revenues were as follows (see Note 4 regarding the agreement with King):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
AstraZeneca	99%	-%	15%	-%
Mallinckrodt	1%	2%	1%	2%
King	-%	98%	84%	98%

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2007, and its results of operations and its cash flows for the three and six months ended December 31, 2007 and 2006. The results of operations for the three- and six-month periods ended December 31, 2007 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2008.

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

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Cash and Cash Equivalents — Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of three months or less. Restricted cash secures letters of credit for security deposits on leases.

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

        Stock Options — The Company accounts for options granted to employees in accordance with Statement of Financial Accounting Standards (“SFAS”) 123(R), “Share-Based Payment.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements, measured by the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force (“EITF”) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R).

        The Company determines the fair value of options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on the straight-line basis.

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

        During the three months ended December 31, 2007 and 2006, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,291,444 and $778,308, respectively, in tax benefits.

        Net Loss per Common Share – Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock. As of December 31, 2007 and 2006, common shares issuable upon conversion of Series A Convertible Preferred Stock, the vesting of restricted stock units and the exercise of outstanding options and warrants amounted to an aggregate of 16,149,527 and 16,962,992 shares, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

        New Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (“FASB”) issued EITF Issue 07-1, “Accounting for Collaborative Arrangements,” which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangements and clarifies, among other things, how to determine whether a collaborative agreement is within the scope of this issue. EITF Issue 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue 07-1 to have a material impact on its results of operations and financial position.

        In June 2007, the FASB issued EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which applies to companies involved in research and development activities that make non-refundable advance payments for goods that will be used or for services that will be performed in future research and development activities. EITF Issue 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue 07-3 to have a material impact on its results of operations and financial position.

(4)     AGREEMENT WITH KING

        In September 2007, the Company received notice from King terminating the collaborative development and marketing agreement between the Company and King, in accordance with its terms, effective December 5, 2007. As of September 30, 2007, the Company had no further obligation to perform any services for King. The notice followed communication with representatives of the FDA, which raised serious concerns about the benefits and risks of the progression of bremelanotide into Phase 3 clinical studies for erectile dysfunction. Upon termination, Palatin regained sole ownership of all rights to bremelanotide without any obligation for future payments to King, other than any amounts payable for the reimbursement of bremelanotide costs incurred by King prior to termination. King has no obligation for future payments to Palatin, other than any amounts payable for the reimbursement of bremelanotide costs incurred by Palatin prior to termination.

        In connection with the termination of the agreement, the Company recognized $0 and $6,499,796, respectively, of deferred up-front license fees received from King for the three- and six-month period ended December 31, 2007, together with $0 and $815,561, respectively, of associated deferred costs for the same periods, which prior to termination were being recognized as revenues and amortized as research and development costs over the estimated period of the Company’s performance under the agreement.

(5)    COMPREHENSIVE LOSS

        Comprehensive loss consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Net loss	$ (3,784,116)	$ (6,488,980)	$ (4,030,880)	$ (14,925,883)
Unrealized gain (loss) on investments	22,628	(5,010)	38,442	2,543
Comprehensive loss	$ (3,761,488)	$ (6,493,990)	$ (3,992,438)	$ (14,923,340)

(6)    INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	December 31, 2007	June 30, 2007
Cost	$ 2,323,642	$ 2,323,642
Unrealized gain on investments	38,442	-
Fair value	$ 2,362,084	$ 2,323,642

(7)    COMMITMENTS AND CONTINGENCIES

        As discussed in the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2007, Competitive Technologies, Inc. (“CTI”) initiated arbitration proceedings with the Company for breach of the terms of its license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and for other actions asserted to arise out of the license agreement, and also initiated litigation against the Company by filing a suit in Connecticut Superior Court for breach of the settlement agreement of an earlier arbitration between CTI and the Company. In January 2008, the Company entered into a settlement agreement and release with CTI, resolving all outstanding disputes between the Company and CTI. See Note 9, Subsequent Event, regarding the CTI settlement.

(8)     STOCKHOLDERS’ EQUITY

        On September 25, 2007, the Company issued grants of restricted stock units under the Company’s 2005 Stock Plan totaling in the aggregate 1,573,915 shares of common stock as retention bonuses to its employees, other than the executive officers, that were not affected by a contemporaneous reduction in workforce. The shares approved for grant initially exceeded the number of authorized shares available for grant under the 2005 Stock Plan by 109,984. As a result, for accounting purposes the 109,984 shares were not considered granted until the date that sufficient authorized shares became available, which was on December 7, 2007, the date that the Company received stockholder approval to increase the number of authorized shares available for grant under the 2005 Stock Plan by 5,000,000 shares. These restricted stock units will vest on September 30, 2008, provided that the employee remains continuously employed by the Company through such date or earlier if the employee is involuntarily terminated by reason of a position elimination or change in control. The Company is amortizing the fair value of the restricted stock units, initially totaling approximately $725,000, on a straight-line basis through September 30, 2008.

(9)     SUBSEQUENT EVENT

        On January 21, 2008, the Company entered into a settlement agreement and release with CTI, resolving all outstanding disputes between the Company and CTI. The arbitration proceeding and the Connecticut Superior Court proceeding have been dismissed with prejudice. The existing license agreement between CTI and the Company has been terminated. CTI retains all rights to a peptide called variously MT-II or PT-14, which peptide was developed at the University of Arizona, and the Company expressly relinquished all claims to any contractual or intellectual property rights to that peptide or any patents licensed under the terminated license agreement. The Company retains all rights to bremelanotide, and CTI expressly relinquished all claims to any contractual or intellectual property rights to bremelanotide, including any claim that making, using or selling bremelanotide infringes any patents licensed under the terminated license agreement. The settlement agreement and release also includes mutual covenants not to sue and releases of all claims by either party against the other based on, arising out of or in any way involving the subject matter of the license agreement, the arbitration or the Connecticut Superior Court proceeding. As part of the settlement, the Company remitted a one-time payment to CTI of $800,000 that was accrued and charged to general and administrative expense as of December 31, 2007.

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

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2007, and have not changed as of December 31, 2007. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

        We are a biopharmaceutical company focused on discovering and developing targeted, receptor-specific small molecule and peptide therapeutics. Our proprietary drug development pipeline is based primarily on melanocortin (“MC”)-based therapeutics, and we believe we are a leader in this area of pharmaceutical research and development. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia, skin pigmentation disorders and inflammation-related diseases. We are exploring other receptor-specific therapeutics, including congestive heart failure therapeutics.

        Bremelanotide is our nasally administered MC-based peptide in clinical development for two distinct indications, the treatment of male erectile dysfunction (“ED”) and the treatment of female sexual dysfunction (“FSD”). In 2004, we entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (“King”) to jointly develop and commercialize bremelanotide. Pursuant to the agreement, we and King shared all collaboration development costs based on an agreed percentage. In September 2007, we received notice from King terminating the agreement in accordance with its terms effective December 5, 2007. As of September 30, 2007, we had no further obligation to perform any services for King. Termination followed comments by the U.S. Food and Drug Administration (“FDA”) raising serious concerns about the acceptable benefit/risk ratio to support the progression of bremelanotide into Phase 3 studies for ED as a first-line therapy in the general population. As a result of termination, we solely own all rights to bremelanotide.

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

        We are evaluating future development and marketing activities involving NeutroSpec, our radiolabeled monoclonal antibody product for imaging and diagnosing infection, with the Mallinckrodt division of Covidien Ltd. (“Mallinckrodt”), with whom we have a strategic collaboration agreement. In July 2004, the Company received approval from the FDA to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In December 2005, we and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec following certain serious adverse events involving patients who received NeutroSpec.

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; expanding our pipeline through the utilization of our MC expertise and patented drug discovery platform; acquiring synergistic products and technologies; and partially funding our development and discovery programs with the cash flow from our collaboration agreements.

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

Results of Operations

Three and Six Months Ended December 31, 2007 Compared to the Three and Six Months Ended December 31, 2006.

        Licenses, Grants and Contracts – For the three and six months ended December 31, 2007, we recognized $0.7 million and $9.7 million, respectively, in licenses, grants and contracts revenue consisting of (i) $0 and $8.2 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, (ii) $0.7 million and $1.4 million, respectively, related to our license agreement with AstraZeneca, and (iii) $0 and $0.1 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and six months ended December 31, 2006, we recognized $3.7 million and $8.7 million, respectively, in licenses, grants and contracts revenue consisting of (i) $3.6 million and $8.5 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, and (ii) $0.1 million and $0.2 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt.

        The fluctuation in revenue related to King primarily reflects the recognition in September 2007 of the remaining deferred license revenue pursuant to King’s up-front payment, based on the termination of our collaboration agreement with King. License and contract revenue from AstraZeneca for the three and six months ended December 31, 2007 consists of $0.3 million and $0.6 million, respectively, of revenue related to our research services performed during said periods and $0.4 million and $0.8 million, respectively, of license revenue related to AstraZeneca’s $10.0 million up-front license fee received at the inception of the agreement. Contract revenue from Mallinckrodt reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of certain development milestones.

        Research and Development – Research and development expenses decreased to $3.8 million for the three months ended December 31, 2007 from $9.6 million for the three months ended December 31, 2006. Research and development expenses decreased to $11.7 million for the six months ended December 31, 2007 from $21.7 million for the six months ended December 31, 2006.

        Research and development expenses related to bremelanotide decreased to $0.2 million and $2.7 million, respectively, for the three and six months ended December 31, 2007 compared to $5.4 million and $13.3 million, respectively, for the same periods in 2006. These amounts include both third-party costs incurred by us and partially reimbursed by King and our share of costs for development activities performed by King. Research and development expenses related to bremelanotide decreased in the periods as a result of (i) the completion of certain Phase 2B trials on both men and women, and ii) the delay in the initiation of Phase 3 clinical trials for ED. Similar to the recognition of license revenue explained above, the six months ended December 31, 2007 includes the recognition in September 2007 of $0.8 million of deferred costs recorded based on the termination of our collaboration agreement with King. Upon the completion of further discussions with the FDA and external consultants, we will determine the next steps related to the further development of bremelanotide for ED and FSD.

        Research and development expenses related to our obesity, CHF and other pre-clinical programs were $0.7 million and $1.7 million, respectively, for the three and six months ended December 31, 2007 compared to $0.8 million and $1.5 million, respectively, for the three and six months ended December 31, 2006. Spending to date has been primarily related to the identification and optimization of lead compounds. We expect to spend approximately $2 million to $3 million of direct costs during fiscal 2008 on laboratory research and the commencement of clinical trials on an identified compound. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, pre-clinical studies, our ability to progress a compound into human clinical trials and discussions with AstraZeneca and other potential development partners.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $2.9 million for the three months ended December 31, 2007 compared to $3.4 million for the three months ended December 31, 2006. The decrease is primarily related to the reduction in workforce initiated in September 2007. For the six months ended December 31, 2007, general research and development spending increased to $7.4 million compared to $6.9 million for six months ended December 31, 2006, primarily due to severance costs recognized in September 2007.

        Cumulative spending from inception to December 31, 2007 on our bremelanotide, NeutroSpec and MIDAS programs amounts to approximately $117.7 million, $58.2 million and $34.5 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, significant related net cash inflows will be generated.

        General and Administrative – General and administrative expenses increased to $2.3 million and $4.0 million, respectively for the three and six months ended December 31, 2007 as compared to $1.7 million and $3.2 million, respectively, for the three and six months ended December 31, 2006. The increase in expenses for the three and six months ended December 31, 2007 primarily reflects the $0.8 million litigation settlement agreement and release resolving all outstanding disputes with Competitive Technologies, Inc. (“CTI”).

        Income Tax Benefit – Income tax benefits of $1.3 million in the three and six months ended December 31, 2007 and $0.8 million in the three and six months ended December 31, 2006 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

Liquidity and Capital Resources

        Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through equity financings and amounts received under collaborative agreements.

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

        During the six months ended December 31, 2007, we used $10.8 million of cash for our operating activities, compared to $14.8 million used in the six months ended December 31, 2006. Lower net cash outflows from operations in the 2007 period resulted primarily from lower operating expenses. Our periodic accounts receivable balances will continue to be highly dependent on the timing of such receipts and the division of development responsibilities between us and our collaboration partners.

        During the six months ended December 31, 2007, net cash used in investing activities amounted to $0.2 million for the acquisition of capital equipment compared to $0.4 million used during the six months ended December 31, 2006.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We believe that our cash, cash equivalents and available-for-sale investments as of December 31, 2007, together with expected receipts from collaboration and license agreements and other income, will be adequate to fund the Company’s operations for at least the next twelve months. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We plan to continue to monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts, refine our operations, control expenses, evaluate alternative methods to conduct our business and seek additional financing and sharing of development costs through strategic collaboration agreements or other resources.

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

        Our license agreement related to NeutroSpec requires royalty payments by us based on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless sales and marketing of NeutroSpec recommence. We do not reasonably expect to make any such contingent payments during the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our cash, cash equivalents and available-for-sale investments (collectively referred to as our investment portfolio). As of December 31, 2007, our cash and cash equivalents were $20.4 million and investments, which consisted of mutual funds, were $2.4 million. Due to the average maturity of our investment portfolio, we do not believe that short term fluctuations in interest rates would materially affect the value of it.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

        As discussed in our annual report on Form 10-K for our fiscal year ended June 30, 2007, we were the respondent in an arbitration proceeding before the American Arbitration Association initiated by CTI alleging breach of the terms of our license agreement for patent rights related to certain compounds and methods of treatment for sexual dysfunction and other actions asserted to arise out of the license agreement, and were also the defendant in a suit filed by CTI in Connecticut Superior Court asserting, among other claims, breach of the settlement agreement of an earlier arbitration between CTI and us. On January 21, 2008, we entered into a settlement agreement and release with CTI, resolving all outstanding disputes between us. The arbitration proceeding and the Connecticut Superior Court proceeding have been dismissed with prejudice. The existing license agreement between CTI and us has been terminated. CTI retains all rights to a peptide called variously MT-II or PT-14, which peptide was developed at the University of Arizona, and we expressly relinquished all claims to any contractual or intellectual property rights to that peptide or any patents licensed under the terminated license agreement. We retain all rights to bremelanotide, and CTI expressly relinquished all claims to any contractual or intellectual property rights to bremelanotide, including any claim that making, using or selling bremelanotide infringes any patents licensed under the terminated license agreement. We ceased developing the peptide called MT-II or PT-14 in 2000. The settlement agreement and release also includes mutual covenants not to sue and releases of all claims by either party against the other based on, arising out of or in any way involving the subject matter of the license agreement, the arbitration or the Connecticut Superior Court proceeding. We remitted a one-time payment of $800,000 to CTI pursuant to the settlement; there are no obligations for any future payments to CTI with respect to bremelanotide or any other matter.

Item 1A.  Risk Factors.

        There have been no material changes in our risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2007 in Item 1A., Part I of such Form 10-K, with the exception of the following:

Stockholders may experience dilution from the exercise of outstanding options and warrants and the vesting of restricted stock units.

        As of December 31, 2007, options and warrants to purchase 13,471,915 shares of common stock were outstanding at various exercise prices ranging from $0.26 per share to $6.50 per share, 1,503,529 shares were issuable under restricted stock units granted to our employees that will vest if the employee remains employed with Palatin through September 30, 2008 or earlier under certain conditions, and 975,000 shares were issuable under restricted stock units that will vest if shares of our common stock trade at certain share prices. The issuance or potential issuance of common stock upon the exercise of these options and warrants and vesting of restricted stock units may adversely affect the market price of our common stock and result in substantial dilution to our existing stockholders.

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

        The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing pre-clinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles, and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

        For the six months ended December 31, 2007, the price of our stock has been extremely volatile, ranging from a high of $2.09 per share to a low of $0.19 per share. The volatility in our stock price related primarily to our announcement that we delayed initiation of Phase 3 clinical trials of bremelanotide for ED, following responses in late August 2007 from the FDA raising serious concerns about the acceptable benefit/risk ratio to support progression into Phase 3 as a first-line therapy in the general population.

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

        The American Stock Exchange and other national stock exchanges maintain standards for initial and continued listing of shares for trading. These standards include requirements for minimum per share stock prices, aggregate market values of shares outstanding, minimum stockholders’ equity and related factors. We are listed on the American Stock Exchange, and continue to meet standards for continued listing. If we are unable to meet these requirements and are delisted, the ability of investors to buy or sell our shares will be restricted, in which case the market value of our common stock and our ability to obtain additional financing on acceptable terms may be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3.  Defaults Upon Senior Securities.

        None.

Item 4.  Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders, which convened on December 7, 2007, the stockholders voted on the following issues:

•	Election of dirctors;

•	Ratification of the appointment of our independent registered public accounting firm for the fiscal year ending June 30, 2008; and

•	Approval of the 2005 Stock Plan amendment to increase the shares of common stock available for issuance from 5,000,000 to 10,000,000.

        Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast. All directors identified below were re-elected and their term of office continues after the meeting.

Election of directors:	For	Withheld
Carl Spana, Ph.D.	67,516,203	3,565,175
John K.A. Prendergast, Ph.D.	67,817,647	3,263,731
Perry B. Molinoff, M.D.	67,742,322	3,339,056
Robert K. deVeer, Jr.	67,779,393	3,301,985
Zola P. Horovitz, Ph.D.	63,748,963	7,332,415
Robert I. Taber, Ph.D.	67,811,837	3,269,541
Errol De Souza, Ph.D.	67,832,662	3,248,716
J. Stanley Hull	67,806,119	3,275,259

Other	For	Against	Abstain
Ratification of independent registered public accounting firm	69,877,041	1,081,532	122,805
Approval of the 2005 Stock Plan amendment	21,682,884	2,517,953	120,956

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed with this report:

3.1	Bylaws, as amended effective December 14, 2007. *

10.1	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Carl Spana. *†

10.2	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Stephen T. Wills. *†

10.3	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Trevor Hallam. *†

10.4	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. *†

10.5	2005 Stock Plan, as amended effective December 7, 2007. Incorporated by reference to Exhibit 4 of our registration statement on Form S-8, Commission File No. 333-149093, filed with the SEC on February 7, 2008. †

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.
† Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 8, 2008	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: February 8, 2008	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Bylaws, as amended effective December 14, 2007. *

10.1	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Carl Spana. *†

10.2	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Stephen T. Wills. *†

10.3	First Amendment to the Employment Agreement dated as of July 1, 2007 Between Palatin and Trevor Hallam. *†

10.4	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. *†

10.5	2005 Stock Plan, as amended effective December 7, 2007. Incorporated by reference to Exhibit 4 of our registration statement on Form S-8, Commission File No. 333-149093, filed with the SEC on February 7, 2008. †

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.
† Management contract or compensatory plan or arrangement.