Form 10-Q
period 2008-03-31
PALATIN TECHNOLOGIES INC
filed 2008-05-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 9, 2008, 85,204,169 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$ 14,223,326	$ 31,447,615
Available-for-sale investments	3,385,752	2,323,642
Accounts receivable	338,870	607,841
Prepaid expenses and other current assets	707,261	1,008,464
Total current assets	18,655,209	35,387,562

Property and equipment, net	5,478,267	6,070,226
Restricted cash	475,000	475,000
Other assets	258,926	848,446
Total assets	$ 24,867,402	$ 42,781,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations and notes payable, current portion	$ 281,840	$ 216,841
Accounts payable	979,142	1,120,894
Accrued expenses	1,582,027	2,420,837
Accrued compensation	715,036	941,300
Deferred revenue, current portion	1,916,669	4,864,833
Total current liabilities	5,474,714	9,564,705

Capital lease obligations and notes payable, net of current portion	180,371	275,126
Deferred rent, net of current portion	1,597,647	1,966,628
Deferred revenue, net of current portion	6,388,886	12,443,087
Total liabilities	13,641,618	24,249,546

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of
March 31, 2008 and June 30, 2007	50	50
Common stock of $.01 par value - authorized 150,000,000 shares;
issued and outstanding 85,204,169 and 85,126,915 shares as of
March 31, 2008 and June 30, 2007, respectively	852,042	851,269
Additional paid-in capital	207,648,737	205,875,438
Accumulated other comprehensive income	62,098	-
Accumulated deficit	(197,337,143)	(188,195,069)
Total stockholders' equity	11,225,784	18,531,688
Total liabilities and stockholders' equity	$ 24,867,402	$ 42,781,234

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
REVENUES:
Licenses, grants and
contracts	$ 746,957	$ 3,090,036	$ 10,467,523	$ 11,768,247

OPERATING EXPENSES:
Research and
development	4,561,047	8,128,584	16,296,268	29,821,764
General and administrative	1,480,167	2,021,734	5,468,229	5,239,142

Total operating
expenses	6,041,214	10,150,318	21,764,497	35,060,906

Loss from operations	(5,294,257)	(7,060,282)	(11,296,974)	(23,292,659)

OTHER INCOME (EXPENSE):
Investment income	197,199	348,337	908,290	899,711
Interest expense	(14,136)	(9,223)	(44,834)	(32,411)

Total other income, net	183,063	339,114	863,456	867,300

Loss before income taxes	(5,111,194)	(6,721,168)	(10,433,518)	(22,425,359)
Income tax benefit	-	-	1,291,444	778,308

NET LOSS	$ (5,111,194)	$ (6,721,168)	$ (9,142,074)	$ (21,647,051)

Basic and diluted net loss per
common share	$ (0.06)	$ (0.09)	$ (0.11)	$ (0.30)

Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	85,204,169	78,052,712	85,195,179	73,329,042

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,142,074)	$(21,647,051)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,038,208	1,061,399
Stock-based compensation	1,663,843	1,247,078
Changes in operating assets and liabilities:
Accounts receivable	268,971	(345,423)
Prepaid expenses and other	890,723	791,095
Accounts payable	(141,752)	11,746
Accrued expenses and other	(1,434,055)	(1,561,559)
Deferred revenues	(9,002,365)	7,283,032

Net cash used in operating activities	(15,858,501)	(13,159,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(1,000,012)	-
Purchases of property and equipment	(247,461)	(685,834)

Net cash used in investing activities	(1,247,473)	(685,834)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(228,544)	(115,416)
Proceeds from issuances of common stock and warrants	110,229	26,204,019

Net cash provided by (used in) financing activities	(118,315)	26,088,603

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(17,224,289)	12,243,086

CASH AND CASH EQUIVALENTS, beginning
of period	31,447,615	28,333,211

CASH AND CASH EQUIVALENTS, end of period	$ 14,223,326	$ 40,576,297

SUPPLEMENTAL CASH FLOW INFORMATION:
Equipment acquired under financing agreements	$ 198,788	$ 316,632

Cash paid for interest	$ 44,834	$ 32,411

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)    ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company primarily focused on discovering and developing targeted, receptor-specific peptide and small molecule therapeutics, including melanocortin (“MC”)-based therapeutics. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia, hemorrhagic shock and inflammation-related diseases. The Company is exploring other receptor-specific therapeutics, including natriuretic peptide receptor A (“NPRA”) agonist compounds for use in treatment of acute systemic hypertension, congestive heart failure and other diseases.

        The Company has commenced a program for use of bremelanotide, an MC receptor agonist peptide, as a therapeutic agent for treatment of hemorrhagic shock, and has discontinued development of bremelanotide for the treatment of male and female sexual dysfunction. The Company has an ongoing program to develop other MC-based peptides for the treatment of male and female sexual dysfunction.

        The Company has a licensing and research collaboration agreement with AstraZeneca AB (“AstraZeneca”) to discover, develop and commercialize compounds that target MC receptors for the treatment of obesity, diabetes and related metabolic syndrome.

        The Company is conducting research on peptidomimetic NPRA agonist compounds for treatment of acute systemic hypertension, congestive heart failure and other diseases. Certain compounds under investigation result from utilization of the Company’s MIDAS™ technology, a proprietary platform technology to design and synthesize compounds that mimic the activity of peptides.

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

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2008 and incurred a net loss for the three and nine months ended March 31, 2008. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, which would require it to conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time period required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of March 31, 2008, together with expected receipts from collaboration and license agreements and other income, are adequate to fund operations for at least the next twelve months. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available and attractive sources of financing and sharing of development costs through strategic collaboration agreements or other resources. Should appropriate sources of financing not be available, management would delay certain clinical trials and research activities until such time as appropriate financing was available. There can be no assurance that the Company’s financing efforts will be successful. If adequate funds are not available, the Company’s financial condition will be materially and adversely affected, due to the Company’s expected negative cash flows from operations.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of March 31, 2008 consists of amounts due from its collaboration partners, and is comprised of $314,046 due from AstraZeneca and $24,824 due from Mallinckrodt.

        Revenues from collaboration partners as a percentage of total revenues were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
AstraZeneca	98%	17%	21%	4%
Mallinckrodt	2%	1%	1%	2%
King	-%	82%	78%	94%

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2008, its results of operations for the three and nine months ended March 31, 2008 and 2007, and its cash flows for the nine months ended March 31, 2008 and 2007. The results of operations for the three- and nine-month periods ended March 31, 2008 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2008.

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

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

        During the nine months ended March 31, 2008 and 2007, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,291,444 and $778,308, respectively, in tax benefits.

        Net Loss per Common Share – Basic earnings per share (“EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock, if the effect is not antidilutive. As of March 31,

2008 and 2007, common shares issuable upon conversion of Series A Convertible Preferred Stock, the vesting of restricted stock units and the exercise of outstanding options and warrants amounted to an aggregate of 14,470,945 and 16,801,691 shares, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

        In September 2006, the FASB issued SFAS 157, “Fair Market Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operation and cash flows.

        In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to measure many financial instruments and certain other items at fair value at specified election dates. Under SFAS 159, any unrealized holding gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, the fair value option (1) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (2) is irrevocable (unless a new election date occurs); and (3) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective as of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated results of operations and financial position.

(4)     COMPREHENSIVE LOSS

        Comprehensive loss consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Net loss	$ (5,111,194)	$ (6,721,168)	$ (9,142,074)	$ (21,647,051)
Unrealized gain on investments	23,656	5,040	62,098	7,583
Comprehensive loss	$ (5,087,538)	$ (6,716,128)	$ (9,079,976)	$ (21,639,468)

(5)    INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	March 31, 2008	June 30, 2007
Cost	$3,323,654	$2,323,642
Unrealized gain on investments	62,098	-
Fair value	$3,385,752	$2,323,642

(6)    COMMITMENTS AND CONTINGENCIES

        On January 21, 2008, the Company entered into a settlement agreement and release with Competitive Technologies, Inc. (“CTI”), resolving all outstanding disputes between the Company and CTI. The arbitration proceeding and the Connecticut Superior Court proceeding have been dismissed with prejudice. The existing license agreement between CTI and the Company has been terminated. CTI retains all rights to a peptide called variously MT-II or PT-14, which peptide was developed at the University of Arizona, and the Company expressly relinquished all claims to any contractual or intellectual property rights to that peptide or any patents licensed under the terminated license agreement. The Company retains all rights to bremelanotide, and CTI expressly relinquished all claims to any contractual or intellectual property rights to bremelanotide, including any claim that making, using or selling bremelanotide infringes any patents licensed under the terminated license agreement. The settlement agreement and release also includes mutual covenants not to sue and releases of all claims by either party against the other based on, arising out of or in any way involving the subject matter of the license agreement, the arbitration or the Connecticut Superior Court proceeding. As part of the settlement, the Company remitted a one-time payment to CTI of $800,000 that was accrued and charged to general and administrative expense as of December 31, 2007.

(7)     STOCKHOLDERS’ EQUITY

        On March 26, 2008, the Company’s compensation committee revised the vesting conditions of restricted stock units granted to its executive officers on October 6, 2006. Under the revised conditions, the 375,000 restricted stock units granted to Carl Spana and the 300,000 restricted stock units granted to each of Stephen T. Wills and Trevor Hallam will vest on March 26, 2010, provided that each officer remains employed by Palatin through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The Company will recognize the adjusted fair value of these restricted stock units, totaling $273,000, on a straight-line basis through March 26, 2010.

(8)     SUBSEQUENT EVENT

        On May 12, 2008, the Company reduced its work force by approximately 30% and incurred approximately $400,000 in severance and related costs to be paid over the following six months. The expense, which will be recorded in the quarter ended June 30, 2008, will be allocated between research and development and general and administrative expenses in the amounts of $375,000 and $25,000, respectively, based on the respective positions eliminated. Additionally, approximately 320,000 shares of common stock vested due to employees being involuntarily terminated by reason of position elimination, pursuant to restricted stock units granted on September 25, 2007 to the Company’s then employees under the Company’s 2005 Stock Plan, resulting in an incremental non-cash charge to compensation expense of approximately $90,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report.

        Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2007 and in our other Securities and Exchange Commission (“SEC”) filings.

        We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2007, and have not changed as of March 31, 2008. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

        We are a biopharmaceutical company focused on discovering and developing targeted, receptor-specific peptide and small molecule therapeutics. Our proprietary drug development pipeline is based primarily on melanocortin (“MC”)-based therapeutics, and we believe we are a leader in this area of pharmaceutical research and development. Therapeutics affecting the activity of the MC family of receptors may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia, hemorrhagic shock and inflammation-related diseases. We are exploring other receptor-specific therapeutics, including natriuretic peptide receptor A (“NPRA”) agonist compounds for use in treatment of acute systemic hypertension, congestive heart failure and other cardiovascular diseases.

        Bremelanotide - Development Program for Hemorrhagic Shock-Related Indications – We have initiated a program for use of bremelanotide as a therapeutic agent for treatment of hemorrhagic shock (shock induced by blood loss, such as secondary to surgery or trauma). As part of the repositioning of bremelanotide, we have discontinued development of it for the treatment of male erectile dysfunction (“ED”) and the treatment of female sexual dysfunction (“FSD”). We have conducted animal studies for use of bremelanotide for hemorrhagic shock, and have demonstrated increases in blood pressure, survival and end organ preservation upon intravenous administration of bremelanotide following surgically induced hemorrhagic shock. Use of MC-specific compounds for treatment of hemorrhagic shock and related indications has been studied by a number of academic groups, including limited human clinical trials conducted using an endogenous MC-specific compound. However, there are no approved MC agents for this indication.

        Bremelanotide for hemorrhagic shock will be administered by intravenous administration, and we will conduct additional preclinical toxicology and safety studies of bremelanotide by this route of administration. We are also conducting additional animal studies with the objective of showing efficacy for treatment of hemorrhagic shock. Depending on results from further preclinical and animal studies, we anticipate that an Investigational New Drug (“IND”) application for use of bremelanotide for hemorrhagic shock will be submitted in the first half of calendar 2009, with human clinical trials starting thereafter. We currently anticipate that human clinical trials of bremelanotide for hemorrhagic shock will be conducted in patients undergoing surgery in high blood-loss procedures, such as certain cardiac, abdominal and orthopedic surgeries. One anticipated endpoint will be the ability to maintain adequate blood pressure in patients with significant blood loss while decreasing otherwise required blood transfusions.

        MC-Based Peptides for ED and FSD – We have developed and are evaluating a series of MC-based peptides for treatment of ED and FSD. Certain of these peptides cause a significantly lower increase in blood pressure in relevant animal models than does bremelanotide, but with comparable efficacy in relevant animal models for ED. Concerns raised by the U.S. Food and Drug Administration (“FDA”) about the acceptable benefit/risk ratio to support the progression of bremelanotide into Phase 3 studies for ED as a first-line therapy in the general population related primarily to increases in blood pressure observed in some patients. Based on animal model data, we believe that the new series of MC-based peptides will cause significantly less increase in blood pressure than that seen with bremelanotide. We have identified multiple potential lead MC-based peptides for ED and FSD, and are in the process of making a final lead selection in preparation for manufacturing scale-up and preclinical studies required to support an IND application with the FDA. We currently anticipate that Phase 1 studies with the selected peptide, assuming acceptable outcomes in toxicity and other preclinical studies, will be initiated in the first half of calendar 2009.

        Obesity – In January 2007, we entered into an exclusive global licensing and research collaboration agreement with AstraZeneca AB (“AstraZeneca”), a major international pharmaceutical and healthcare business, to discover, develop and commercialize compounds that target MC receptors for the treatment of obesity, diabetes and related metabolic syndrome. The collaboration is based on Palatin’s MC receptor obesity program and includes access to compound libraries, core technologies and expertise in MC receptor drug discovery and development. We and AstraZeneca are in the process of identifying clinical candidate MC therapeutic compounds for the treatment of obesity and related disorders.

        NPRA Agonist Compounds - Acute Systemic Hypertension and Congestive Heart Failure – We have developed a library of novel NPRA agonist compounds, and completed a Phase 1 single ascending dose safety trial with PL-3994, our lead clinical candidate, during this quarter. The Phase 1 trial was a randomized, double-blind, placebo-controlled, study in 26 healthy volunteers who received the medication or placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cyclic guanosine monophosphate (cGMP), a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis (urine excretion) and increased natriuresis (sodium excretion) were all observed for several hours after single subcutaneous doses.

        We intend to initiate a Phase 2A study this quarter to evaluate the effect of PL-3994 on blood pressure and other endpoints on patients with controlled hypertension. Based upon results of this study, we intend to initiate further studies evaluating PL-3994 as a therapeutic for the treatment of acute systemic hypertension, including hypertensive urgency (acute hypertension without evidence of target end-organ damage). In the present formulation, PL-3994 is administered by subcutaneous injection, permitting administration without establishing an intravenous line but with more rapid onset of action than most currently approved oral anti-hypertension therapies. A percentage of patients presenting at emergency rooms and other urgent care centers have severe increases in blood pressure, presenting a significant health risk because prolonged severe hypertension is known to cause irreversible organ damage, including damage to the heart, brain, kidneys and blood vessels. Current treatment options are limited to intravenous drugs, which require establishing and maintaining an intravenous line, and oral therapies, which typically have a gradual and prolonged onset of action, and which are time-consuming to titrate or reach an effective dose without resulting in an unacceptable decrease in blood pressure.

        Depending in part on results of the Phase 2A study of PL-3994 in patients with controlled hypertension, we also intend to initiate a Phase 2A study during the next fiscal year to evaluate the effect of PL-3994 for treatment of acute congestive heart failure (“CHF”). This study will evaluate the effect of PL-3994 on patients hospitalized with CHF, and will include measures of pulmonary capillary wedge pressure, which is predictive of the extent of acute pulmonary edema, a major complication of CHF. CHF is the single largest cause of hospital admissions of people over the age of 65.

        NeutroSpec – We are evaluating future development and marketing activities involving NeutroSpec, our radiolabeled monoclonal antibody product for imaging and diagnosing infection, with the Mallinckrodt division of Covidien Ltd. (“Mallinckrodt”), with whom we have a strategic collaboration agreement. In July 2004, the Company received approval from the FDA to market NeutroSpec for imaging and diagnosing equivocal appendicitis. In December 2005, we and Mallinckrodt voluntarily suspended the sales, marketing and distribution of NeutroSpec following certain serious adverse events involving patients who received NeutroSpec.

        Business Strategy – Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; expanding our pipeline through the utilization of our MC expertise and patented drug discovery platform; acquiring synergistic products and technologies; and partially funding our development and discovery programs with the cash flow from our collaboration agreements.

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

Results of Operations

Three and Nine Months Ended March 31, 2008 Compared to the Three and Nine Months Ended March 31, 2007

        Licenses, Grants and Contracts – For the three and nine months ended March 31, 2008, we recognized $0.7 million and $10.5 million, respectively, in licenses, grants and contracts revenue consisting of (i) $0 and $8.2 million, respectively, related to bremelanotide for ED and FSD pursuant to our collaboration agreement with King Pharmaceuticals, Inc. (“King”), which agreement was terminated effective December 5, 2007, (ii) $0.7 million and $2.2 million, respectively, related to our license agreement with AstraZeneca, and (iii) $0 and $0.1 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt. For the three and nine months ended March 31, 2007, we recognized $3.1 million and $11.8 million, respectively, in licenses, grants and contracts revenue consisting of (i) $2.5 million and $11.1 million, respectively, related to bremelanotide for ED and FSD pursuant to our collaboration agreement with King, (ii) $0.5 million in license revenue related to the amortization of AstraZeneca’s $10.0 million up-front license fee received in January 2007, and (iii) $0.1 million and $0.2 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt.

        The fluctuation in revenue related to King primarily reflects the recognition in September 2007 of the remaining deferred license revenue pursuant to King’s up-front payment, based on the termination of our collaboration agreement with King. License and contract revenue from AstraZeneca for the three and nine months ended March 31, 2008 consists of $0.3 million and $0.9 million, respectively, of revenue related to our research services performed during said periods and $0.4 million and $1.3 million, respectively, of license revenue related to AstraZeneca’s up-front license fee. Contract revenue from Mallinckrodt reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of certain development milestones.

        Research and Development – Research and development expenses decreased to $4.6 million for the three months ended March 31, 2008 from $8.1 million for the three months ended March 31, 2007. Research and development expenses decreased to $16.3 million for the nine months ended March 31, 2008 from $29.8 million for the nine months ended March 31, 2007.

        Research and development expenses related to bremelanotide, primarily for ED and FSD, decreased to $0.3 million and $3.0 million, respectively, for the three and nine months ended March 31, 2008 compared to $3.0 million and $16.1 million, respectively, for the same periods in 2007. These amounts include both third-party costs incurred by us and partially reimbursed by King and our share of costs for development activities performed by King. Research and development expenses related to bremelanotide for ED and FSD decreased in the periods as a result of (i) the completion of certain Phase 2B trials on both men and women, and (ii) the delay in the initiation of Phase 3 clinical trials for ED. Similar to the recognition of license revenue explained above, the nine months ended March 31, 2008 includes the recognition in September 2007 of $0.8 million of deferred costs recorded based on the termination of our collaboration agreement with King.

        Research and development expenses related to our obesity, NeutroSpec, NPRA, peptide program for ED and FSD and other preclinical programs were $0.9 million and $2.6 million, respectively, for the three and nine months ended March 31, 2008 compared to $1.4 million and $3.2 million, respectively, for the three and nine months ended March 31, 2007. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to preclinical studies and Phase 1 safety trials with an NPRA agonist, PL-3994. We expect to spend between $3 million and $4 million of direct costs during fiscal 2008 on laboratory research, preclinical studies, and clinical trials. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the success of our discovery programs, preclinical studies, our ability to progress one or more compounds into human clinical trials.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $3.4 million for the three months ended March 31, 2008 compared to $3.7 million for the three months ended March 31, 2007. The decrease is primarily related to the reduction in workforce initiated in September 2007. For the nine months ended March 31, 2008, general research and development spending increased to $10.7 million compared to $10.5 million for nine months ended March 31, 2007, primarily due to reduction in workforce costs recognized in September 2007.

        Cumulative spending from inception to March 31, 2008 on our bremelanotide, NeutroSpec and other programs (which includes NPRA, obesity, ED and FSD and other discovery programs) amounts to approximately $118.0 million, $58.2 million and $35.4 million, respectively. Due to risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

        General and Administrative – General and administrative expenses decreased to $1.5 million for the three months ended March 31, 2008 compared to $2.0 million for the three months ended March 31, 2007. The decrease is primarily related to the reduction in workforce initiated in September 2007. For the nine months ended March 31, 2008, general and administrative expenses increased to $5.5 million compared to $5.2 million for the nine months ended March 31, 2007, primarily due to reduction in workforce costs recognized in September 2007.

        Income Tax Benefit – Income tax benefits of $1.3 million in the nine months ended March 31, 2008 and $0.8 million in the nine months ended March 31, 2007 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        During the nine months ended March 31, 2008, we used $15.9 million of cash for our operating activities, compared to $13.2 million used in the nine months ended March 31, 2007. Net cash outflows from operations in the nine months ended March 31, 2007 were favorably impacted by the receipt of an up-front license payment of $10.0 million from AstraZeneca in January 2007. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

        During the nine months ended March 31, 2008, net cash used in investing activities amounted to $1.2 million, consisting of $0.2 million used for the acquisition of capital equipment and $1.0 million used to purchase additional available-for-sale investments, compared to $0.7 million used for the acquisition of capital equipment during the nine months ended March 31, 2007.

        During the nine months ended March 31, 2008, net cash used in financing activities amounted to $0.1 million, consisting of $0.2 million in payments on capital lease obligations partially offset by $0.1 million in proceeds from the exercise of common stock warrants. During the nine months ended March 31, 2007, net cash provided by financing activities amounted to $26.1 million, primarily from the sale of 13,750,000 shares of common stock in a registered offering in February 2007.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. We believe that our cash, cash equivalents and available-for-sale investments as of March 31, 2008, together with expected receipts from collaboration and license agreements and other income, will be adequate to fund the Company’s operations for at least the next twelve months. The nature and timing of our development activities are highly dependent on our financing activities. No assurance can be given that we will earn future milestone payments that are contingent on specified events or that we will not consume a significant amount of our available resources before that time. We plan to continue to monitor the progress of our development programs and the timing and amount of related expenditures and potential milestone receipts, refine our operations, control expenses, evaluate alternative methods to conduct our business and seek additional financing and sharing of development costs through strategic collaboration agreements or other resources.

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

        We anticipate incurring additional losses over at least the next few years. To achieve profitability, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Interest Rate Risk. Our exposure to market risk from changes in interest rates relates primarily to our cash, cash equivalents and available-for-sale investments (collectively referred to as our investment portfolio). As of March 31, 2008, our cash and cash equivalents were $14.2 million and investments, which consisted of mutual funds, were $3.4 million. Due to the average maturity of our investment portfolio, we do not believe that short-term fluctuations in interest rates would materially affect the value of it.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

        As discussed in our quarterly report on Form 10-Q for the quarter ended December 31, 2007 and in Note 6 of the Notes to Consolidated Financial Statements in this quarterly report, on January 21, 2008, we entered into a settlement agreement and release with Competitive Technologies, Inc. resolving all outstanding disputes between us.

Item 1A. Risk Factors.

        There have been no material changes in our risk factors disclosed in Item 1A., Part I of our annual report on Form 10-K for the fiscal year ended June 30, 2007, as supplemented in Item 1A., Part II of our quarterly report on Form 10-Q for the quarter ended December 31, 2007, with the exception of the following:

We have no experience in marketing, distributing and selling products and will substantially rely on our marketing partners to provide these capabilities.

        We are developing bremelanotide for treatment of hemorrhagic shock, MC-specific peptides for ED and FSD and PL-3994, an NPRA agonist, for the treatment of acute systemic hypertension and CHF. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. There can be no assurance that we will be able to enter into suitable agreements on acceptable terms.

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

        We are not aware of any FDA-approved product for treatment of hemorrhagic shock that works by the same mechanism as bremelanotide. However, there are a large number of products and technologies that are used for treatment of hemorrhagic shock, including fluid replacement therapies, transfusion therapies, artificial blood therapies, blood salvage techniques and various therapeutic agents to increase blood pressure and control other relevant clinical parameters. In order to achieve approval and market acceptance, bremelanotide may be required to demonstrate efficacy and safety equivalent or superior to these other products and technologies.

        We are aware of three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED. These products are also approved in Europe, Japan and most of the world’s pharmaceutical markets. In addition, other products are being developed for ED and FSD. In order to achieve approval and market acceptance, our MC-specific peptides for ED and FSD may be required to demonstrate efficacy and safety equivalent or superior to these other products.

        There are a large number of approved oral and intravenous drugs for control of hypertension, some of which are used for control of acute systemic hypertension. We are aware of one company developing a new intravenous drug for control of acute systemic hypertension. While PL-3994 is believed to decrease hypertension by a different mechanism than existing approved drugs, in order to achieve approval and market acceptance, we may be required to demonstrate efficacy and safety equivalent or superior to these other products.

        We are aware of one recombinant natriuretic peptide product for acutely decompensated CHF approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on another recombinant product are being conducted in Europe. In addition, other products for treatment of CHF are either currently being marketed or in development.

        We are aware of one company developing a technetium imaging product and another company marketing an antibody-based technetium product in some European countries, both of which may compete with NeutroSpec for certain indications. In addition, other technologies may also be used to diagnose osteomyelitis and other infection-related diseases, including CT and ultrasound technologies.

        The biopharmaceutical and diagnostic industries are highly competitive. We are likely to encounter significant competition with respect to bremelanotide, PL-3994, NeutroSpec and our other potential products. Many of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we may. These competitive products or technologies may be more effective and useful or less costly than bremelanotide, PL-3994, NeutroSpec or our other potential products. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

We are highly dependent on our management team, senior research professionals and third-party contractors and consultants, and the loss of their services could materially adversely affect our business.

        We have decreased staffing levels to 45 employees, the minimum we believe can execute our currently planned preclinical and clinical programs. We will rely on various contractors and consultants to provide critical services, some of which were previously provided by our employees. Our ability to execute our preclinical and clinical programs depends on our continued retention and motivation of remaining management and scientific personnel, including executive officers and senior members of research, development and management that possess significant technical expertise and experience and oversee our development programs. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors. If we lose the services of existing personnel or fail to attract required new personnel, our development programs could be adversely affected. Competition for personnel is intense. In addition, we will need to hire additional personnel or consultants to increase our research and development activities if we are to expand research and development on new product opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed or furnished with this report:

10.1	Form of Executive Officer Option Certificate. †

10.2	Form of Amended Restricted Stock Unit Agreement. †

10.3	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. †

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 13, 2008	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer

Date: May 13, 2008	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Executive Officer Option Certificate. †

10.2	Form of Amended Restricted Stock Unit Agreement. †

10.3	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. †

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002.

† Management contract or compensatory plan or arrangement.