Form 10-K
period 2008-06-30
PALATIN TECHNOLOGIES INC
filed 2008-09-29
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007): $17,018,365.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 26, 2008): 85,524,077

PALATIN TECHNOLOGIES, INC.

SIGNATURES

PART I

Item 1. Business.

Forward-looking statements

        Statements in this Annual Report on Form 10-K (this Annual Report), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this Annual Report, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission (SEC) filings.

        In this Annual Report, references to “we,” “our,” “us” or “Palatin” means Palatin Technologies, Inc.

Overview

        We are a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule compounds with a focus on melanocortin and natriuretic peptide receptor systems. We have a diverse pipeline of active development programs, including development of proposed products in the cardiovascular field for treatment of heart failure, hard-to-control hypertension and for cardiac surgery organ protection, and proposed products for sexual dysfunction, obesity and metabolic syndrome. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia–reperfusion injury (injury resulting from inadequate blood flow or reintroduction of blood flow), hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        We have the following products in development:

•	PL-3994, a peptidomimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of heart failure (HF), including chronic HF and acute HF.

•	PL-3994 for treatment of difficult-to-control hypertension, including dialysis patients with hypertension.

•	Bremelanotide, a peptide melanocortin receptor agonist, for prevention of organ damage secondary to cardiac surgery and related indications.

•	PL-6983, a peptide melanocortin receptor agonist, for treatment of female sexual dysfunction.

•	Melanocortin receptor-based compounds for treatment of obesity and related metabolic syndrome pursuant to an ongoing research collaboration and global license with AstraZeneca AB.

•	NeutroSpec®, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, which is the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. (Mallinckrodt). We have suspended ongoing clinical trials and regulatory approvals of NeutroSpec while we and Mallinckrodt evaluate future development and marketing activities involving NeutroSpec.

        Key elements of our business strategy include: entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; partially funding our development and discovery programs with the cash flow from our collaboration agreements; and, depending on the availability of sufficient funding, expanding our pipeline by using our expertise in drug discovery technologies for melanocortin and natriuretic peptide receptor systems and acquiring synergistic products and technologies.

        We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cranbury, New

Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it shall not be deemed to be incorporated into this Annual Report.

Products and Technologies in Research and Development

        PL-3994 for Heart Failure Indications. PL-3994 is an NPRA agonist compound in development for treatment of HF, including chronic HF and acute HF. Heart failure is an illness in which the heart is unable to pump blood efficiently, and includes acutely decompensated HF with dyspnea (shortness of breath) at rest or with minimal activity. Endogenous (naturally produced) natriuretic peptides have a number of beneficial effects, including vasodilation (relaxation of blood vessels), natriuresis (excretion of sodium), and diuresis (excretion of fluids).

        PL-3994 is one of a number of natriuretic peptide receptor agonist compounds we have developed, which are the subject of pending patent applications in the United States and selected foreign countries. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure. It has an extended half-life, with reduced affinity for endogenous natriuretic peptide clearance receptors and significantly increased resistance to neutral endopeptidase, an endogenous enzyme that degrades natriuretic peptides.

        Preclinical studies in animals established a dose-dependent effect on blood pressure and diuresis, and in animal models of HF showed improved kidney function and prevention of cardiac hypertrophy (increase in heart size due to disease). Safety toxicology studies were conducted in animals prior to filing an Investigational New Drug (IND) application with the U.S. Food and Drug Administration (FDA).

        Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in the first quarter of calendar year 2008. This was a randomized, double-blind, placebo-controlled, study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cyclic guanosine monophosphate (cGMP), a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

        In the second quarter of calendar year 2008, we conducted a Phase 2a trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. In this trial, which was a randomized, double-blind, placebo-controlled, single ascending dose study in 21 volunteers, the objective was to demonstrate that PL-3994 can be given safely to patients taking antihypertensive medications commonly used in HF and hypertension patients. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses.

        One further Phase 2 trial is planned in patients with worsening HF, which will evaluate whether a single subcutaneous dose of PL-3994, administered to patients who require hospitalization due to worsening HF, can achieve a clinically meaningful benefit on pulmonary capillary wedge pressure, a cardiac function test, and symptoms with an acceptable safety profile. This trial is projected to commence, depending on sufficient funding, during the fourth quarter of calendar year 2008 or first quarter of calendar year 2009. A second Phase 2 trial is planned in patients with chronic HF, and will evaluate safety profiles in patients given repeat doses of PL-3994 as well as pharmacokinetic and pharmacodynamic endpoints. This trial is projected to commence, depending on sufficient funding, during the first half of calendar year 2009.

        PL-3994 activates NPRA, a receptor known to play a role in cardiovascular homeostasis. We believe that PL-3994, through activation of NPRA, will reduce cardiac hypertrophy, which is an independent risk factor for cardiovascular morbidity and mortality. PL-3994 increases plasma cGMP levels, a pharmacological response consistent with the effects of endogenous natriuretic peptides on cardiovascular function. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in HF patients, leading to worsening of cardiovascular function.

        PL-3994 is being developed as a subcutaneously administered drug, and is well absorbed through this route of administration. In human studies, the pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that PL-3994, if successful, may be amenable to self-administration by patients, similar to insulin and other self-administered drugs.

        Over five million Americans suffer from HF, with 550,000 new cases of HF diagnosed each year, with disease incidence expected to increase with the aging of the American population. Despite the treatment of HF with multiple drugs, almost all HF patients will experience at least one episode of acute HF that requires treatment with intravenous medications in the hospital. Heart failure has tremendous human and financial costs. Estimated direct costs in the U.S. for HF were $29.6 billion in 2006, with HF constituting the leading cause of hospitalization in people over 65 years of age, with over 1,100,000 hospitalizations for HF in 2004. Heart failure is also a high mortality disease, with approximately one-half of HF patients dying within five years of initial diagnosis.

        PL-3994 for Difficult-to-Control Hypertension Indications. PL-3994 is also being developed for treatment of hypertension associated with kidney dialysis, resistant hypertension and other difficult-to-control hypertension indications. Resistant hypertension, which is high blood pressure despite a three-drug regimen that includes a diuretic, is commonly found in patients with congestive HF or renal disease. Adequate hypertension control is difficult with some patient populations, including patients on renal dialysis who may experience hypertension between dialysis sessions. While there are a large number of approved drugs for treatment of hypertension, there are no approved drugs for hypertension that are active through the NPRA system. Resistant and other difficult-to-control hypertension can be caused by increased aldosterone levels. PL-3994 is believed to decrease activity of the RAAS through the NPRA system, decreasing renin and aldosterone secretion and thereby decreasing blood pressure.

        Preclinical and clinical trials to date with PL-3994 are described under the heading “PL-3994 for Heart Failure Indications.” A Phase 2 dose ranging and safety trial with PL-3994 is being considered with renal dialysis patients who have interdialytic hypertension (episodes of hypertension between dialysis sessions). Commencement of this trial is dependent on results from PL-3994 HF trials and sufficient funding to support the trial.

        Over 300,000 Americans are on dialysis. Hypertension, particularly interdialytic hypertension, is a common finding in dialysis patients. Based upon multiple studies, 50 to 60 percent of hemodialysis patients and nearly 30 percent of peritoneal dialysis patients are hypertensive.

        Another potential indication for PL-3994 is post-operative hypertension. Post-operative patients are limited in their ability to take oral medications, and thus a subcutaneously injected antihypertensive medication may provide a useful treatment tool.

        With the mechanism of action of PL-3994, it may be possible to control hypertension in patient populations not adequately controlled by currently available drugs. These populations are among the most difficult to treat and control – dialysis patients with interdialytic hypertension, post-operative patients and patients with resistant hypertension.

        Bremelanotide for Organ Protection and Related Indications. Organ damage, particularly kidney damage, is a recognized complication of many surgical procedures, including cardiac surgeries involving cardiopulmonary bypass (the use of a heart-lung machine to support blood circulation and oxygenation during surgery on the heart). Cardiopulmonary bypass is used with most coronary artery bypass graft surgeries. Patients with acute renal (kidney) failure resulting from surgery have higher death rates, longer hospital stays, and may require dialysis. Ischemia–reperfusion injury and inflammation are believed to be primary contributors to surgically-induced organ injury. The kidneys, which have high metabolic requirements, are particularly vulnerable to this type of injury. The brain, liver, lungs and gut may also suffer injury following cardiopulmonary bypass or high blood-loss surgeries.

        Bremelanotide has been studied extensively by us for sexual dysfunction in nasal formulations and in subcutaneously and intravenously injected formulations. In these trials, almost 2,000 patients received at least one dose of bremelanotide, with about 1,500 receiving multiple doses. Increases in blood pressure were observed in some patients, and this observed increase was a significant factor leading us to discontinue work on bremelanotide as a first-line therapy for sexual dysfunction.

        There are no approved drugs for prevention of acute renal injury secondary to cardiac surgery. This remains a major unmet medical need. We are developing bremelanotide for this and related indications. We have demonstrated increased survival rates and organ protection following administration of bremelanotide in a hemorrhagic shock rat model. Substantially less damage to the liver, kidneys and gut was seen in animals administered bremelanotide compared to control animals. Dose-responsive increases in blood pressure were also seen, together with improved maintenance of core body temperature and cardiac function. Bremelanotide also prevented metabolic acidosis (decrease in blood pH) following induced shock. We are continuing to conduct dose ranging and other preclinical studies in animal models preparatory to initiating human clinical trials for this indication.

        Following completion of ongoing animal dose-ranging studies and preclinical studies, we are considering initiating a Phase 2 study on patients undergoing cardiopulmonary bypass surgery. This study would examine a number of endpoints, including measurement of kidney function post-surgery. Commencement of the Phase 2 study is dependent on sufficient funding to support the trial and FDA approval.

        Acute renal failure remains a major complication of cardiopulmonary bypass surgery that is strongly associated with in-hospital mortality. Over 450,000 coronary artery bypass graft surgeries are performed annually in the United States. The incidence rate of acute renal failure has increased in recent years, resulting in increases in healthcare resource utilization and length of intensive care and hospital stay. Other potential indications for bremelanotide include improvement in survival and prevention of organ dysfunction in patients with traumatic injuries resulting in hemorrhagic shock. This patient population includes potential emergency medicine and military applications.

        PL-6983 for Treatment of Female Sexual Dysfunction. PL-6983 is our lead compound in a new series of melanocortin receptor-specific peptides we have developed. We have demonstrated efficacy of PL-6983 in inducing erections in animal models and in inducing sexual behavior in an animal model of female sexual dysfunction (FSD). FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSD is prevalent in approximately 50% of women over the age of 30 and that more than 35 million women in the United States may be afflicted with some form of FSD. FSD includes disorders associated with desire, arousal, orgasm and pain.

        In developing PL-6983, we used a novel screening platform that examined the effectiveness of peptides in animal models of sexual response and also determined cardiovascular effects, primarily looking at changes in blood pressure. In these animal models, PL-6983 resulted in significantly smaller increases in blood pressure at doses effective for a sexual response than blood pressure increases in the same models seen with bremelanotide. We discontinued development of bremelanotide for sexual dysfunction after the FDA raised concerns about the acceptable benefit/risk ratio of bremelanotide as a first-line therapy for erectile dysfunction, primarily because of increases in blood pressure observed in some patients.

        We are developing PL-6983 primarily for FSD, a major unmet medical need. We are planning preclinical toxicology and other studies required by the FDA prior to initiating human clinical trials. Initial human clinical trials will be designed to measure safety parameters, including changes in blood pressure following administration. We anticipate that these initial studies will be conducted in men and women, but assuming favorable efficacy results without significant increases in blood pressure, future studies would be conducted in women with FSD. Depending on results of clinical trials, we may also seek to develop PL-6983 for erectile dysfunction (ED).

        Obesity. We have a development program for melanocortin receptor-targeted compounds for the treatment of obesity, diabetes and related metabolic syndrome. Obesity is a multifactorial condition with significant biochemical components relating to satiety (feeling full), energy utilization and homeostasis. A number of different metabolic and hormonal pathways are being evaluated by companies around the world in efforts to develop better treatments for obesity. Scientific research has established that melanocortin receptors have a role in eating behavior and energy homeostasis, and that some melanocortin receptor agonists decrease food intake and induce weight loss.

        Obesity is a significant healthcare issue, often correlated with a variety of cardiovascular and other diseases, including diabetes. More than 1.1 billion adults and over 150 million children worldwide are overweight, with over 300 million adults categorized as obese. According to the American Obesity Association, obesity is the second leading cause of preventable death after smoking and nearly one-third of adults in the United States are obese. Increased mortality, high blood pressure, diabetes and other substantial health risks are associated with being overweight and obese. Over 2.6 million deaths are attributed to diabetes each year worldwide and almost $120 billion is spent on related costs of obesity, according to the U.S. Surgeon General.

        We have developed classes of small molecule and peptide compounds targeting melanocortin receptors which are effective in the treatment of obesity in animal models but which induce a limited or no sexual response. Certain of these compounds have been demonstrated to be effective in normal diet-induced obese and genetically obese animal models for decreasing food intake and body weight, without an increase in sexual response in normal animals at the same or higher dose levels. Tests to date have been conducted only in animal models and in laboratory tests.

        In 2007, we entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the collaboration agreement was amended to include additional compounds and associated intellectual property we developed. Pursuant to the terms of the agreement, we received an up-front payment of $10 million from AstraZeneca and are eligible for milestone payments totaling up to $300 million, with up to $180 million contingent upon development and regulatory milestones and the balance on achievement of sales targets, plus royalties on sales of approved products. We anticipate receiving a significant milestone payment from AstraZeneca by the end of the first quarter of calendar year 2009, provided we achieve specified objectives by that time. AstraZeneca has assumed responsibility for product commercialization, product discovery and development costs. We are providing certain scientific expertise in the research collaboration at a negotiated rate.

        NeutroSpec. We are evaluating future development and marketing activities involving NeutroSpec, our trade name for technetium (99m Tc) fanolesomab, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, with Mallinckrodt, with whom we entered into a strategic collaboration agreement in 1999. NeutroSpec includes an anti-CD 15 monoclonal antibody which selectively binds to neutrophils (a type of white blood cell involved in immune responses). When labeled with technetium (a radioactive tracer) and injected into the blood stream, the antibody binds to neutrophils accumulated at an infection site, labeling these cells. As a result, physicians can rapidly image and locate an infection using a gamma camera, a common piece of hospital equipment that detects radioactivity.

        In July 2004, we received approval from the FDA to market NeutroSpec for imaging of patients with equivocal signs and symptoms of appendicitis who are five years of age or older. During 2005, we and Mallinckrodt reported to the FDA the occurrence of several serious adverse events, including two deaths, involving patients with severe underlying cardiopulmonary compromise who received NeutroSpec for off-label uses. In December 2005, the FDA informed Mallinckrodt and us that it had reconsidered the risk/benefit assessment of NeutroSpec and determined that the product should not be administered to patients, until a further understanding and review of the relationship between NeutroSpec and the reported serious adverse events is complete. We have reviewed data and conducted studies on the relationship between NeutroSpec use and the observed serious adverse events, but we and Mallinckrodt have not made a final decision concerning future activities involving NeutroSpec. We anticipate making a decision on whether to seek to proceed with NeutroSpec in the second half of calendar year 2008.

        Our 1999 collaboration agreement with Mallinckrodt provides for marketing and distribution rights to NeutroSpec. Under this agreement, we are responsible for the manufacture of NeutroSpec and Mallinckrodt agreed to pay us a transfer price on each product unit sold to Mallinckrodt and a royalty on their net sales of NeutroSpec. If NeutroSpec is reintroduced to the market, we may receive milestone payments from Mallinckrodt on the achievement of development, regulatory or sales objectives; however, we may not be able to reintroduce NeutroSpec to the market or meet development or sales objectives.

        Technologies We Use. We use a rational drug design approach to discover and develop proprietary peptide, peptide mimetic and small molecule agonist compounds, focusing on melanocortin and natriuretic peptide receptor systems. Computer-aided drug design models of receptors are optimized based on experimental results obtained with peptides and small molecules we develop, supported by conformational analyses of peptides in solution utilizing nuclear magnetic resonance spectroscopy. By integrating both technologies, we believe we are developing an advanced understanding of the factors which drive agonism.

        We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids, while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of heart failure and difficult-to-control hypertension.

        We maintain expertise in both peptide and small molecule chemistries, and have developed a series of drug selection technologies for selecting compounds with desired pharmacological profiles, particularly in the melanocortin receptor field. The drug selection technologies are used to develop and select melanocortin receptor-specific small molecules and peptides with novel properties, including compounds that are effective in the treatment of obesity in animal models but which induce a limited or no sexual response.

        Some compound series have been derived using our proprietary and patented platform technology, called MIDAS™ (Metal Ion-induced Distinctive Array of Structures). This technology employs metal ions to fix the three-dimensional configuration of peptides, forming conformationally rigid molecules that remain folded specifically in their active state. These MIDAS molecules are simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that can be used to design small molecule, non-peptide drugs.

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

        PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive HF patients who have dyspnea at rest or with minimal activity. Carperitide, a recombinant human atrial natriuretic peptide drug, is marketed in Japan and is reported to be available for licensing in other countries. Both nesiritide and carperitide are administered by intravenous infusion. Because of the very short half-life of nesiritide, we believe it is unlikely to be suitable for subcutaneous administration or for treatment of chronic HF. While PL-3994 may compete with nesiritide or carperitide for treatment of acute HF in a hospital setting, there is no NPRA agonist drug approved in the United States for treatment of chronic HF, including worsening HF. We are aware of at least one company developing natriuretic peptide drugs, with one drug reported to be in Phase 2 clinical trials for acute HF. In addition, there are a number of approved drugs and drugs in development for treatment of HF through mechanisms or pathways other than agonism of NPRA.

        PL-3994 for Difficult-to-Control Hypertension Indications. While other natriuretic peptide drugs are marketed or under development, we are not aware of any NPRA agonist drug in development for difficult-to-control hypertension or related indications. However, there are a number of approved oral drugs for hypertension which work by a variety of mechanisms, including renal competitive aldosterone antagonists such as spirolactone. There are also several approved intravenous antihypertensive drugs which could compete with PL-3994 for certain indications, including post-operative hypertension. A number of approved drugs and drugs in development regulate effects of the RAAS, including inhibitors of angiotensin-converting enzyme (ACE inhibitors), angiotensin receptor blockers (ARBs), and renin receptor inhibitors. The antihypertensive drug market is highly competitive, with numerous drugs in various stages of development in addition to the marketed drugs.

        Bremelanotide for Organ Protection and Related Indications. We are aware of one drug in clinical trials being developed to prevent post-surgical kidney injury after thoracic aortic aneurysm repair which is reported to act through the melanocortin receptor system. There are a number of other drugs and technologies in clinical studies for prevention or treatment of renal injury secondary to cardiac surgery. However, we are not aware of any drug approved in the United States for prevention of renal injury secondary to cardiac surgery.

        PL-6983 for Treatment of Female Sexual Dysfunction. There is tremendous competition and incentive to develop, market and sell drugs for the treatment of FSD. A number of hormonal therapies have been commercialized, including progestin, androgen and localized estrogen therapies, but they have not gained widespread market acceptance. None are specifically approved for an FSD indication, and they are reported to be effective in a comparatively small percentage of FSD cases. Drugs approved for ED indications have been studied for use in treatment of FSD, primarily PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). None are specifically approved for an FSD indication, and PDE-5 inhibitors are reported to be either ineffective or effective in limited FSD indications. Despite the fact that a number of drugs are in various stages of research or development for FSD, to our knowledge none utilize melanocortin pathways as the mechanism of action.

        Obesity.There are several FDA-approved drugs for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors. Clinical trials for obesity are lengthy, time-consuming and expensive, and we may not be able to proceed if

AstraZeneca discontinues work under or terminates our January 2007 license agreement. See the discussion under the heading “We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements” in Item 1A, “Risk Factors” in this Annual Report.

        NeutroSpec. Other imaging modalities, including computerized tomography (CT) and ultrasound technologies, are used for diagnosis of indications with which NeutroSpec may compete. There are FDA-approved products for attaching radiotracers to blood cells for use in imaging and locating infections. There is also at least one other company developing a technetium-labeled product for imaging infections, which is reported to be in Phase 2 clinical trials, as well as an antibody-based product marketed in some European countries which may compete with NeutroSpec for certain indications.

Patents and Proprietary Information

        Patent protection. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We own 43 issued United States patents and have over 25 pending United States patent applications, many with issued or pending counterpart patents in selected foreign countries. We seek patent protection for our technologies and products in the United States and those foreign countries where we believe patent protection is commercially important.

        We own issued United States and foreign patents claiming the bremelanotide substance, and have a pending United States provisional patent application claiming use of bremelanotide for prevention of organ damage and related uses. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent.

        We have patent applications pending in the United States and foreign countries claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds we have developed. However, these patent applications have not yet been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue.

        We have a provisional patent application pending on melanocortin receptor-specific peptides including PL-6983, but have not yet filed either a United States utility patent application or patent applications in any foreign countries. Until these applications are filed and the patent applications examined, we do not know the scope of patent claims that will be allowed, or whether any patents will issue.

        We have a number of United States and foreign patent applications claiming compounds included in our agreement with AstraZeneca relating to our obesity program. However, the majority of these patent applications have not yet been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue. Additionally, until one or more compounds are selected for commercialization, which may never occur, we cannot evaluate the duration of patents or their effect on the program.

        We own patents relating to certain aspects of NeutroSpec, but the claims of those patents would not be effective in preventing others from developing competing products. In addition, the validity of these patents has not been determined. We have exclusive rights to the cell line which produces the monoclonal antibody used in NeutroSpec, but this protection requires maintaining the cell line as proprietary.

        We own or have rights to United States and foreign patents and pending applications directed to radiolabeling of antibodies, antibody fragments, and peptides; MIDAS peptides; small molecules; and methods for making and using the foregoing in diagnostic and therapeutic applications.

        In the event that a third party has also filed a patent application relating to an invention we claimed in a patent application, we may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us. An adverse outcome could result in the loss of patent protection for the subject of the interference, subjecting us to significant liabilities to third parties, the need to obtain licenses from third parties at undetermined cost, or requiring us to cease using the technology.

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid U.S. patents which are infringed by PL-3994, bremelanotide, PL-6983 or NeutroSpec or by our methods of making the foregoing, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If such patents are valid and we do not obtain a license under any such patents, or we are found liable for infringement, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

        Proprietary information. We rely on proprietary information, such as trade secrets and know-how, which is not patented. We have taken steps to protect our unpatented trade secrets and know-how, in part through the use of confidentiality and intellectual property agreements with our employees, consultants and certain contractors. If our employees, scientific consultants, collaborators or licensees develop inventions or processes independently that may be applicable to our product candidates, disputes may arise about the ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property, but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.

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

        Before a drug product is approved by the FDA for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product. Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase 2 clinical trials, which may also enroll a relatively small number of patient volunteers, are designed to further evaluate the drug’s safety profile and to provide preliminary data as to the drug’s effectiveness in humans. Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred or thousand patient volunteers representing the drug’s targeted population. During any of these phases, the clinical trial can be placed on clinical hold, or temporarily or permanently stopped for a variety of reasons, principally for safety concerns.

        After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential. The failure to comply with applicable regulatory requirements in the U.S. and in other countries in which we conduct development activities could result in a variety of fines and sanctions, such as warning letters, product recalls, product seizures, suspension of operations, fines and civil penalties or criminal prosecution.

        In addition to obtaining approval of either a biologics license application (BLA) or new drug application (NDA) from the FDA for any of our proposed products, any facility that manufactures such a product must comply with current good manufacturing practices (cGMPs). This means, among other things, that the drug manufacturing establishment must be registered with, and subject to inspection by, the FDA. Foreign manufacturing establishments must also comply with cGMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We will use contract manufacturing establishments, in the United States or in foreign countries, to manufacture our proposed products, and will depend on those establishments to comply with cGMPs and other regulatory requirements.

Third-Party Reimbursements

        Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There is also significant uncertainty concerning third-party reimbursement for products treating FSD and ED. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

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

        Our PL-3994 product candidate is a peptidomimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We have identified a manufacturer which made the product in quantities sufficient for Phase 1 and some anticipated Phase 2 clinical trials, but are in the process of evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

        Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under cGMPs at acceptable costs. We have identified and contracted with a third-party manufacturer for the production of bremelanotide, and have validated manufacturing of the bremelanotide drug substance under cGMPs. However, we have not negotiated a long-term supply agreement with the third-party manufacturer, and may not be able to enter into a supply agreement on acceptable terms, if at all.

        Our PL-6983 product candidate is also a synthetic peptide. We have manufactured PL-6983 in house, but have not contracted with a third-party manufacturer to produce the product for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under cGMPs at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

        If sales of NeutroSpec resume, we will be dependent on DSM N.V. of the Netherlands for the manufacture of the NeutroSpec drug substance and intermediate drug product and on Ben Venue Laboratories of Cleveland, Ohio for the manufacture of the final NeutroSpec drug product. We do not have long-term supply agreements in force with either DSM N.V. or Ben Venue Laboratories, and may not be able to enter into supply agreements on acceptable terms, if at all. The failure to enter into a definitive supply agreement with either could interfere with our ability to deliver NeutroSpec on a timely basis or at all. If sales of NeutroSpec resume, we will rely on our arrangement with Mallinckrodt to market, sell and distribute NeutroSpec. We have limited control over these activities. We package and ship our radiopharmaceutical products in the form of non-radioactive kits. Prior to patient administration, the product is radiolabeled with the specified radioisotope, generally by a specialized radiopharmacy. We do not sell or distribute any radioactive substances.

        The failure of any manufacturer or supplier to comply with FDA cGMPs or to supply the drug substance and services as agreed, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing up to $10.0 million coverage in the aggregate as to certain clinical trial risks.

Employees

        As of September 26, 2008, we employed 46 persons full time, of whom 32 are engaged in research and development activities and 14 are engaged in administration and management. 18 of our employees hold Ph.D. or M.D. degrees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

        From time to time, we hire scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including aspects of manufacturing, clinical management, regulatory strategy and market research. Our independent advisors and consultants sign agreements that provide for confidentiality of our proprietary information and rights to any intellectual property developed while working for us.

Item 1A. Risk Factors.

We expect to continue to incur substantial losses over the next few years and we may never become profitable.

        We have never been profitable and we may never become profitable. As of June 30, 2008, we had an accumulated deficit of approximately $202.6 million. We expect to incur additional losses as we continue our development of PL-3994, bremelanotide, PL-6983 and NeutroSpec. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We need to raise additional funds and expect that we will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

        We expect that our existing cash and cash equivalents, available-for-sale investments and other current assets will not provide sufficient working capital to fund our operations for the next twelve months. In order to maintain our presently anticipated operations, we will need to raise additional funds. In 2007, we were able to raise $25.5 million in net proceeds through the sale of common stock. However, we have substantial ongoing operating expenses associated with the development of our product candidates. As of June 30, 2008, we had cash and cash equivalents of $9.4 million and available-for-sale investments of $3.4 million, with current liabilities of $3.3 million net of the current portion of deferred revenues of $1.7 million. We anticipate receiving a significant milestone payment from AstraZeneca by the end of the first quarter of calendar year 2009, provided we achieve specified objectives by that time, but no assurance can be given that we will achieve the specified objectives by that time.

        We may raise additional funds through public or private equity financings, collaborative arrangements on our product candidates or other sources. However, additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we will need to further curtail operations significantly, including the delay, modification or cancelation of operations and plans, including preclinical studies and clinical trials, related to PL-3994, bremelanotide, PL-6983 and NeutroSpec. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

        Our consolidated financial statements as of June 30, 2008 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated September 26, 2008 that included an explanatory paragraph referring to our recurring net losses and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern without additional funds becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Based upon the recent price of our common stock on the American Stock Exchange (the AMEX), even if we are able to raise additional capital it is likely that our existing stockholders will experience substantial dilution.

        If we raise additional capital as we intend, we will almost certainly need to sell a significant amount of equity securities, whether in the form of new shares of common stock or some other form of convertible security, in order to raise any meaningful amount of capital, based upon our recent stock price. Any significant sale of equity securities in any form at these prices will result in significant dilution to our existing stockholders. The prospect of this dilution is likely to continue to have a negative effect on the market price and trading volume of our common stock until such time as an actual financing occurs.

We have a limited operating history upon which to base an investment decision.

        Our operations to date have been primarily focused on acquiring, developing and securing our proprietary technology, conducting preclinical and clinical studies and formulating and manufacturing on a small-scale basis our principal product candidates. These operations provide a limited basis for you to assess our ability to commercialize our product candidates.

        We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our product candidates other than NeutroSpec. The successful commercialization of our other product candidates will require us to perform a variety of functions, including:

•	continuing to conduct preclinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products, or having third parties formulate and manufacture products;

•	conducting sales and marketing activities, either alone or with a partner; and

•	obtaining additional capital.

        If we are unable to obtain regulatory approval of any of our product candidates, to successfully commercialize any products for which we receive regulatory approval or to obtain additional capital, we may not be able to recover our investment in our development efforts.

Development and commercialization of our product candidates involves a lengthy, complex and costly process and we may never successfully develop or commercialize any product.

        Our product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them.

        We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, potentially using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large-scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our human clinical trials include:

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

        Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of preclinical laboratory tests, preclinical studies and formulation studies;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA, or, for products categorized as biologicals such as NeutroSpec, a BLA; and

•	FDA review and approval of the NDA or BLA before any commercial marketing or sale.

        The results of product development, preclinical studies and clinical studies are submitted to the FDA as part of an NDA or BLA. The NDA or BLA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA generally has ten months to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA or BLA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of the advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved by the FDA. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

        Satisfaction of FDA pre-market approval requirements for new drugs typically takes several years and the actual time required for approval may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may prevent marketing of potential products or delay marketing for a considerable period of time and impose costly procedures upon our activities. Therefore, our proposed products could take a significantly longer time than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our business and our liquidity would be adversely affected. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product candidate receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

        If regulatory approval of any of our product candidates is granted, it will be limited to certain disease states or conditions. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s cGMPs regulations. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, voluntary recall of a product, injunctive action or possible civil penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval. Because we intend to contract with third parties for manufacturing of these products, our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. Failure of third-party manufacturers to comply with cGMPs or other FDA requirements may result in legal or regulatory action by the FDA.

        Outside the United States, our ability to market our product candidates will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficiency has been presented, a marketing authorization will be granted.

In order to reintroduce NeutroSpec to the market, we will be required to conduct extensive clinical trials of NeutroSpec, and may not be able to obtain regulatory approval.

        We do not anticipate seeking approval to recommence marketing NeutroSpec for the previously approved indication, imaging and diagnosing equivocal appendicitis. The reported serious adverse events were associated with off-label use (use for an indication other than diagnosis of equivocal appendicitis), and substantial sales of NeutroSpec were for off-label uses. We have conducted additional laboratory studies to explore the relationship between NeutroSpec and the reported serious adverse events. However, results of those studies are not conclusive, and we may not be able to develop a sufficient understanding of the relationship to warrant application to the FDA to conduct additional studies. We also may not be able to develop methods, formulations or protocols that permit NeutroSpec to be used safely. We also do not know whether the FDA will concur in our risk/benefit assessment of NeutroSpec, or permit NeutroSpec to be marketed again. Even if we seek to reintroduce NeutroSpec to the market, we anticipate seeking approval to market NeutroSpec for indications, such as osteomyelitis (infection deep inside a bone), which will require that Phase 2 and Phase 3 clinical trials be successfully completed, as to which there can be no assurance, prior to seeking approval of the FDA.

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

        Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product claims. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior clinical trials and preclinical testing. The clinical trial process may fail to demonstrate that our product candidates are safe for humans and effective for indicated uses. This failure would cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our clinical trials will delay or eliminate our ability to commercialize our product candidates and generate product revenues.

Production and supply of our product candidates depend on contract manufacturers over whom we have no control.

        We do not have the facilities to manufacture PL-3994, bremelanotide, PL-6983 or NeutroSpec. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

We are subject to extensive regulation in connection with the laboratory practices and the hazardous materials we use.

        We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as noted above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals, any one or more of which could have a material adverse effect on us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

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

        We are developing PL-3994, an NPRA agonist, for the treatment of heart failure and difficult-to-control hypertension, bremelanotide for prevention of organ damage secondary to cardiac surgery and related indications, and PL-6983 for FSD. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms if at all.

        If we recommence sales of NeutroSpec, we will depend on Mallinckrodt, our strategic collaboration partner, to market, sell and distribute the product. If Mallinckrodt fails to adequately market NeutroSpec or devote enough resources to NeutroSpec, our potential revenues will be adversely affected. If Mallinckrodt determines to not proceed with NeutroSpec, we may have difficulty establishing new marketing relationships, and in any event, we will have limited control over these activities.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

        Under our January 2007 license agreement with AstraZeneca, as amended in June 2008, for our melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. If the results of development efforts are negative or inconclusive, AstraZeneca may decide to abandon further development of this program, including terminating the license agreement by giving us notice of termination. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement.

Competing products and technologies may make our proposed products noncompetitive.

        We are aware of one recombinant natriuretic peptide product for acutely decompensated congestive HF approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on another synthetic natriuretic product are being conducted in the United States. In addition, other products for treatment of HF are either currently being marketed or in development.

        There are a large number of approved oral and intravenous drugs for control of hypertension, some of which may be used for difficult-to-control hypertension. While PL-3994 is believed to decrease hypertension by a different mechanism than existing approved drugs, we may be required to demonstrate efficacy and safety equivalent or superior to these other products in order to achieve approval and market acceptance.

        We are not aware of any FDA-approved product for organ protection that works by the same mechanism as bremelanotide. However, we are aware of one other product in Phase 2 clinical trials that we believe works by the same or a related mechanism, and there are other products and technologies in development for organ protection, including renal protection. In order to achieve approval and market acceptance, bremelanotide may be required to demonstrate efficacy and safety equivalent or superior to these other products and technologies.

        There are a number of other products being developed for FSD and ED. We are aware of three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED. These products are also approved in Europe, Japan and most of the world’s pharmaceutical markets. In order to achieve approval and market acceptance, PL-6983 may be required to demonstrate efficacy and safety equivalent or superior to these other products.

        We are aware of one company developing a technetium imaging product and another company marketing an antibody-based technetium product in some European countries, both of which may compete with NeutroSpec for certain indications. In addition, other technologies may also be used to diagnose osteomyelitis and other infection-related diseases, including CT and ultrasound technologies.

        The biopharmaceutical and diagnostic industries are highly competitive. We are likely to encounter significant competition with respect to PL-3994, bremelanotide, PL-6983 and NeutroSpec. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than PL-3994, bremelanotide, PL-6983 or NeutroSpec. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Our ability to achieve significant revenues from the sale of our future products will depend, in part, on the ability of healthcare providers to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers.

        The continuing efforts of government and insurance companies, health maintenance organizations (HMOs) and other payers of healthcare costs to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Our ability to successfully commercialize our future products will depend, in significant part, on the extent to which healthcare providers can obtain appropriate reimbursement levels for the cost of our products and related treatment. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Also, the trend towards managed healthcare in the U.S. and the concurrent growth of organizations such as HMOs could control or significantly influence the purchase of healthcare services and products. In addition, legislative proposals to reform healthcare or reduce government insurance programs may result in lower prices or the actual inability of prospective customers to purchase our future products. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

        We have decreased staffing levels to 46 employees, the minimum that we believe is necessary to execute our currently planned preclinical and clinical programs. We will rely on various contractors and consultants to provide critical services, some of which were previously provided by our employees. Our ability to execute our preclinical and clinical programs depends on our continued retention and motivation of remaining management and scientific personnel, including executive officers and senior members of research, development and management who possess significant technical expertise and experience and oversee our development programs. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors. If we lose the services of existing personnel or fail to attract required new personnel, our development programs could be adversely affected. Competition for personnel is intense. In addition, we will need to hire additional personnel or consultants to increase our research and development activities if we decide to expand research and development on new product opportunities.

Stockholders may experience dilution from the exercise of outstanding options and warrants and the vesting of restricted stock units.

        As of June 30, 2008, options and warrants to purchase 11,628,688 shares of common stock were outstanding at various exercise prices ranging from $0.21 per share to $5.13 per share, 1,138,824 shares were issuable under restricted stock units granted to our employees that will vest if the employee remains employed with us through September 30, 2008 or earlier under certain conditions, and 975,000 shares were issuable under restricted stock units to our executive officers that will vest if the named officers remain employed with us through March 26, 2010 or earlier under certain conditions. The issuance or potential issuance of common stock upon the exercise of these options and warrants and vesting of restricted stock units may adversely affect the market price of our common stock and result in substantial dilution to our existing stockholders.

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

        The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles, and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

        For the year ended June 30, 2008, the price of our stock has been extremely volatile, ranging from a high of $2.09 per share to a low of $0.17 per share. The volatility in our stock price related primarily to our announcement that we delayed initiation of Phase 3 clinical trials of bremelanotide for ED, following responses in late August 2007 from the FDA raising serious concerns about the acceptable benefit/risk ratio to support progression into Phase 3 as a first-line therapy in the general population.

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

        The AMEX and other national stock exchanges maintain standards for initial and continued listing of shares for trading. These standards include requirements for minimum per share stock prices, aggregate market values of shares outstanding, minimum stockholders’ equity and related factors. We are listed on the AMEX, and continue to meet standards for continued listing. If we are unable to meet these requirements and are delisted, the ability of investors to buy or sell our shares will be restricted, in which case the market value of our common stock and our ability to obtain additional financing on acceptable terms may be adversely affected.

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

        We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. In addition, the terms of existing or future agreements may limit our ability to pay dividends. Therefore, our stockholders will not receive a return on their shares unless the value of their shares increases.

We have broad discretion over the use of available cash and may not realize an adequate return.

        We have considerable discretion in the application of available cash and have not fixed the amounts that we will apply to various corporate purposes, including potential acquisitions. We may use cash for purposes that do not yield a significant return, if any, for our stockholders.

Item 2. Properties.

        Our corporate offices and research and development facilities are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. We also lease 10,000 square feet of additional office space and 12,000 square feet of laboratory space in two other buildings in the same center under leases that expire in 2015 and 2012, respectively. The leased properties are in good condition.

Item 3. Legal Proceedings.

        We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on the AMEX since July 1, 2006.

FISCAL YEAR ENDED JUNE 30, 2008	HIGH	LOW
Fourth Quarter	$0.29	$0.17
Third Quarter	0.46	0.20
Second Quarter	0.47	0.19
First Quarter	2.09	0.39

FISCAL YEAR ENDED JUNE 30, 2007	HIGH	LOW
Fourth Quarter	$2.13	$1.80
Third Quarter	4.00	1.75
Second Quarter	3.03	1.85
First Quarter	2.50	1.71

        Our common stock has been quoted on the AMEX under the symbol PTN since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        Holders of common stock. On September 26, 2008, we had approximately 257 holders of record of common stock. On September 26, 2008, the closing sales price of our common stock as reported on the AMEX was $0.16 per share.

        Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

        Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,997 shares on September 26, 2008, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this Annual Report.

Critical Accounting Policies.

        Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation charges are the most critical.

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue on a straight-line basis over the related performance period. We estimate the performance period as the period in which we perform certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period that we perform the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature.

        In 2004, we entered into a collaborative development and marketing agreement with King Pharmaceuticals, Inc. (King) to jointly develop and commercialize bremelanotide, which agreement was terminated effective December 2007. Deferred revenue related to the King agreement had been recognized as revenue over the estimated period of our performance during the initial development term of this agreement. In connection with the termination of the agreement, we recognized as revenue in our fiscal year ended June 30, 2008 all remaining deferred up-front license fees received from King, together with associated deferred costs, in the amounts of $6.5 million and $0.8 million, respectively.

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

        Certain options are subject to periodic re-measurement over the vesting period as services are rendered, based on changes in the fair value of our common stock. The vesting of certain other options is dependent on future events. In addition, the amount and timing of compensation expense to be recorded in future periods related to grants of restricted stock units may be affected by employment terminations and certain changes in our share price. As a result, share-based compensation charges may vary significantly from period to period.

Results of Operations

Year Ended June 30, 2008 Compared to the Year Ended June 30, 2007:

        Licenses, Grants and Contracts – For the fiscal year ended June 30, 2008 (fiscal 2008), we recognized $11.5 million in licenses, grants and contracts compared to $14.4 million for the fiscal year ended June 30, 2007 (fiscal 2007). Revenue consisted of the following:

Fiscal 2008	Fiscal 2007	Revenue related to:

$8.2 million	$12.9 million	bremelanotide for ED and FSD pursuant to our collaboration agreement with King, which was terminated effective December 2007

$3.0 million	$1.2 million	our license agreement with AstraZeneca

$0.3 million	$0.3 million	NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt.

        The fluctuation in revenue related to King primarily reflects the recognition in fiscal 2008 of the remaining deferred license revenue pursuant to King’s up-front payment, based on the termination of our collaboration agreement with King. License and contract revenue from AstraZeneca for fiscal 2008 and fiscal 2007 consists of $1.3 million and $0.6 million, respectively, of revenue related to our research services performed during those periods and $1.7 million and $0.6 million, respectively, of license revenue related to AstraZeneca’s up-front license fee. Contract revenue from Mallinckrodt primarily reflects Mallinckrodt’s share of the costs incurred in NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of development milestones.

        Research and Development – Research and development expenses decreased to $21.2 million for fiscal 2008 compared to $36.9 million for fiscal 2007.

        Research and development expenses related to bremelanotide, primarily for ED and FSD, decreased approximately $15.1 million, from $18.3 million in fiscal 2007 to $3.2 million for fiscal 2008. These amounts include both third-party costs incurred by us and partially reimbursed by King and our share of costs for development activities performed by King. Research and development expenses related to bremelanotide for ED and FSD decreased as a result of (i) the completion of certain Phase 2B trials on both men and women, (ii) the decision to not initiate Phase 3 clinical trials for ED, and iii) the strategic restructuring and refocusing of our clinical-stage product portfolio development programs. Similar to the recognition of license revenue explained above, fiscal 2008 includes the recognition of $0.8 million of recorded deferred costs based on the termination of our collaboration agreement with King.

        Research and development expenses related to our PL-3994, bremelanotide for prevention of organ damage, PL-6983, obesity, NeutroSpec and other preclinical programs were $3.9 million for fiscal 2008 compared to $4.1 million for fiscal 2007. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to preclinical studies and a Phase 1 and a Phase 2a trial with PL-3994. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trial, preclinical and discovery programs, and our ability to progress compounds in addition to PL-3994 into human clinical trials.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $14.1 million for fiscal 2008 compared to $14.5 million for fiscal 2007. The decrease is primarily related to the reduction in workforce in September 2007.

        Cumulative spending from inception to June 30, 2008 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity, and other discovery programs) amounts to approximately $120.7 million, $55.4 million and $43.8 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

        General and Administrative – General and administrative expenses decreased to $6.9 million for fiscal 2008 compared to $7.3 million for fiscal 2007. The decrease is primarily related to the reduction in workforce initiated in September 2007.

        Income Tax Benefit – Income tax benefits of $1.3 million in fiscal 2008 and $0.8 million in fiscal 2007 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices;

•	intellectual property rights;

•	product introduction;

•	marketing, sales and competition; and

•	obtaining sufficient capital.

        Failure to obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

        During fiscal 2008, we used $20.6 million of cash for our operating activities, compared to $22.1 million used in fiscal 2007 and $23.4 million used in fiscal 2006. Net cash outflows from operations in fiscal 2007 were favorably impacted by the receipt of an up-front license payment of $10.0 million from AstraZeneca in January 2007. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

        In fiscal 2008, net cash used in investing activities amounted to $1.3 million, consisting of $0.3 million used for the acquisition of capital equipment and $1.0 million used to purchase available-for-sale investments, compared to $0.9 million and $0.8 million, respectively, used for the acquisition of capital equipment during fiscal 2007 and fiscal 2006.

        For fiscal 2008, net cash used in financing activities amounted to $0.2 million, consisting of $0.3 million in payments on capital lease obligations partially offset by $0.1 million in proceeds from the exercise of common stock warrants. During fiscal 2007, net cash provided by financing activities amounted to $26.0 million, primarily reflecting proceeds from the sale of common stock in a registered offering in February 2007. During fiscal 2006, net cash provided by financing activities was $36.9 million and included proceeds from the sale of common stock and warrants to King in September 2005 and the sale of common stock and warrants in an April 2006 offering.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2008, our cash and cash equivalents were $9.4 million and our available-for-sale investments were $3.4 million. Our existing cash, cash equivalents and available-for-sale investments are not sufficient to fund our planned operations for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we continue as a going concern.

        We intend to seek additional capital through public or private equity financings, collaborative arrangements on our product candidates, milestone payments or other sources. We anticipate receiving a significant milestone payment from AstraZeneca by the end of the first quarter of calendar year 2009, provided we achieve specified objectives by that time. However, additional funding may not be available on acceptable terms or at all. If adequate funds are not available, we will further curtail operations significantly, including the delay, modification or cancelation of product candidate development plans and further decreases in staffing levels. We may also be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves.

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

        Future capital requirements will also depend on the extent to which we acquire or invest in businesses, products and technologies or sell or license our product candidates to others. If we are successful in identifying a product or technology for acquisition, we may require substantial funds for such an acquisition and subsequent development or commercialization. We do not know whether any acquisition will be consummated in the future or whether we will be able to obtain additional funding if we identify such an acquisition.

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

Contractual Obligations

        We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2008:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$9,208,329	$2,115,527	$4,341,056	$2,290,236	$461,510
Capital lease obligations	421,924	291,011	116,070	14,843	-
License agreements	240,000	15,000	30,000	30,000	165,000
Total contractual obligations	$9,870,253	$2,421,538	$4,487,126	$2,335,079	$626,510

        Our license agreements also include royalty and other contingent payment obligations and may be terminated by us under certain conditions.

        Our license agreements related to NeutroSpec require royalty payments on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales and marketing of NeutroSpec. We do not expect to make any such contingent payments during the next twelve months.

Item 8. Financial Statements and Supplementary Data.

Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report:

Table of Contents (Financial)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the years in the three-year period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring net losses and negative cash flows from operations and will require substantial additional financing to continue to fund its development activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 26, 2008

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$9,421,770	$31,447,615
Available-for-sale investments	3,352,771	2,323,642
Accounts receivable	5,747	607,841
Prepaid expenses and other current assets	484,362	1,008,464
Total current assets	13,264,650	35,387,562

Property and equipment, net	5,128,076	6,070,226
Restricted cash	475,000	475,000
Other assets	257,198	848,446
Total assets	$19,124,924	$42,781,234

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion	$263,128	$216,841
Accounts payable	635,183	1,120,894
Accrued expenses	1,666,628	2,420,837
Accrued compensation	767,509	941,300
Deferred revenue, current portion	1,666,669	4,864,833
Total current liabilities	4,999,117	9,564,705

Capital lease obligations, net of current portion	121,629	275,126
Deferred rent, net of current portion	1,479,794	1,966,628
Deferred revenue, net of current portion	5,972,220	12,443,087
Total liabilities	12,572,760	24,249,546

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock of $0.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of June
30, 2008 and 2007, respectively	50	50
Common stock of $0.01 par value - authorized 150,000,000 shares; issued and outstanding 85,524,077 and 85,126,915 shares as of June 30, 2008
and 2007, respectively	855,241	851,269
Additional paid-in capital	208,247,194	205,875,438
Accumulated other comprehensive income	29,117	-
Accumulated deficit	(202,579,438)	(188,195,069)
Total stockholders' equity	6,552,164	18,531,688
Total liabilities and stockholders' equity	$19,124,924	$42,781,234

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Year Ended June 30,
	2008	2007	2006
REVENUES:
Licenses, grants and contracts	$11,483,287	$14,405,665	$18,239,783
Royalties	-	-	1,508,862
Total revenues	11,483,287	14,405,665	19,748,645

OPERATING EXPENSES:
Research and development	21,187,762	36,913,739	41,013,894
General and administrative	6,928,295	7,293,091	6,843,817
Cost of product sales	-	-	2,041,175
Royalties	-	-	299,995
Total operating expenses	28,116,057	44,206,830	50,198,881

Loss from operations	(16,632,770)	(29,801,165)	(30,450,236)

OTHER INCOME (EXPENSE):
Investment income	1,030,452	1,324,671	855,601
Interest expense	(73,495)	(53,339)	(30,522)
Total other income, net	956,957	1,271,332	825,079

Loss before income taxes	(15,675,813)	(28,529,833)	(29,625,157)
Income tax benefit	1,291,444	778,308	666,275

NET LOSS	$(14,384,369)	$(27,751,525)	$(28,958,882)

Basic and diluted net loss per common share	$(0.17)	$(0.36)	$(0.48)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	85,220,575	76,204,160	60,356,610

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,384,369)	$(27,751,525)	$(28,958,882)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,393,077	1,449,577	1,263,899
Realized loss on investments	-	61,928	-
Stock-based compensation	2,265,499	1,726,825	1,167,177
Changes in operating assets and liabilities:
Accounts receivable	602,094	(538,250)	5,371,834
Inventories	-	-	1,382,160
Prepaid expenses and other assets	1,115,350	673,991	805,368
Accounts payable	(485,711)	(1,972,068)	(1,680,335)
Accrued expenses and other liabilities	(1,414,834)	(2,300,113)	155,622
Deferred revenues	(9,669,031)	6,598,403	(2,954,749)
Net cash used in operating activities	(20,577,925)	(22,051,232)	(23,447,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	(1,000,012)	-	-
Purchases of property and equipment	(263,938)	(862,471)	(819,953)
Net cash used in investing activities	(1,263,950)	(862,471)	(819,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(294,199)	(173,764)	(40,268)
Proceeds from common stock, stock option
and warrant issuances, net	110,229	26,201,871	36,920,974
Net cash provided by (used in) financing activities	(183,970)	26,028,107	36,880,706

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(22,025,845)	3,114,404	12,612,847

CASH AND CASH EQUIVALENTS, beginning
of year	31,447,615	28,333,211	15,720,364

CASH AND CASH EQUIVALENTS, end of year	$9,421,770	$31,447,615	$28,333,211

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$58,495	$53,339	$30,522
Equipment acquired under financing arrangements	186,989	316,862	326,214
Unrealized gain (loss) on available-for-sale
investments	29,117	(7,192)	(54,736)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.

Consolidated Statements of Stockholders’ Equity

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2005	11,447	$114	54,236,544	$542,365	$140,167,431	$-	$(131,484,662)	$9,225,248
Sale of common shares, net of costs	-	-	15,478,013	154,780	34,669,275	-	-	34,824,055
Conversion of preferred shares	(1,450)	(14)	55,723	557	(543)	-	-	-
Exercise of options and warrants	-	-	1,108,241	11,083	2,085,836	-	-	2,096,919
Stock-based compensation	-	-	-	-	1,167,177	-	-	1,167,177
Comprehensive loss:
Unrealized loss on investments	-	-	-	-	-	(54,736)	-	(54,736)
Net loss	-	-	-	-	-	-	(28,958,882)	(28,958,882)
Total comprehensive loss								(29,013,618)
Balance, June 30, 2006	9,997	100	70,878,521	708,785	178,089,176	(54,736)	(160,443,544)	18,299,781
Sale of common shares, net of costs	-	-	13,750,000	137,500	25,372,402	-	-	25,509,902
Conversion of preferred shares	(5,000)	(50)	199,203	1,992	(1,942)	-	-	-
Exercise of options and warrants	-	-	299,191	2,992	688,976	-	-	691,969
Stock-based compensation	-	-	-	-	1,726,825	-	-	1,726,825
Comprehensive loss:
Unrealized loss on investments	-	-	-	-	-	(7,192)	-	(7,192)
Reclassification adjustment for realized
losses included in net loss	-	-	-	-	-	61,928	-	61,928
Net loss	-	-	-	-	-	-	(27,751,525)	(27,751,525)
Total comprehensive loss								(27,696,789)
Balance, June 30, 2007	4,997	50	85,126,915	851,269	205,875,438	-	(188,195,069)	18,531,688
Exercise of options and warrants	-	-	77,254	773	109,456	-	-	110,229
Stock-based compensation	-	-	319,908	3,199	2,262,300	-	-	2,265,499
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	29,117	-	29,117
Net loss	-	-	-	-	-	-	(14,384,369)	(14,384,369)
Total comprehensive loss								(14,355,252)
Balance, June 30, 2008	4,997	$50	85,524,077	$855,241	$208,247,194	$29,117	$(202,579,438)	$6,552,164

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

(1)   ORGANIZATION:

        Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. Palatin has a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors, including proposed products in the cardiovascular field for treatment of heart failure, hard-to-control hypertension and for cardiac surgery organ protection, and proposed products for sexual dysfunction, obesity and metabolic syndrome. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia-reperfusion injury, hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        The Company’s products in development include PL-3994, a peptidomimetic natriuretic peptide receptor A agonist, for treatment of heart failure and difficult-to-control hypertension, bremelanotide, a peptide melanocortin receptor agonist, for prevention of organ damage secondary to cardiac surgery and related indications, and PL-6983, a peptide melanocortin receptor agonists, for treatment of female sexual dysfunction. The Company has a licensing and research collaboration agreement with AstraZeneca AB (AstraZeneca) to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. Sales, marketing and distribution of the Company’s NeutroSpec product, a radiolabeled monoclonal antibody product for imaging and diagnosing infection which is the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. (Mallinckrodt), were voluntarily suspended in December 2005 following the occurrence of certain serious adverse events involving patients who received NeutroSpec. Significant development activities pertaining to NeutroSpec are currently suspended while the Company and Mallinckrodt evaluate future development and marketing alternatives.

        Key elements of the Company’s business strategy include entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company’s product candidates under development, partial funding of the Company’s development and discovery programs with the cash flow from collaboration agreements and, depending of the availability of sufficient funding, expansion of the Company’s pipeline through the utilization of its melanocortin expertise and drug discovery technologies and opportunistic acquisition of synergistic products and technologies.

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2008 and incurred a net loss for fiscal 2008. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        As of June 30, 2008, the Company’s cash and cash equivalents were $9,421,770 and its available-for-sale investments were $3,352,771. Palatin does not believe that its capital resources, together with expected receipts from collaboration and license agreements and other income, will be adequate to fund the Company’s operations for the next twelve months. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is exploring sources of additional capital through public or private financing or collaborative agreements with

Table of Contents (Financial)

the intent to raise additional capital. There is no assurance that required additional capital will be obtained. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

        The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available sources of public or private financing and sharing of development costs through collaborative agreements or other arrangements. Should appropriate sources of financing not be available, management will curtail operations and delay clinical trials and research activities until such time, if ever, as appropriate financing is available. There can be no assurance that the Company will be able to obtain financing when required, or that financing efforts will be successful.

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of June 30, 2008 consists only of amounts due from Mallinckrodt. Revenues from collaboration partners as a percentage of total revenues were as follows:

	Year Ended June 30,
	2008	2007	2006
King Pharmaceuticals, Inc.	71%	90%	91%
AstraZeneca	26%	9%	-%
Mallinckrodt	3%	1%	9%

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

        Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash and cash equivalents, available-for-sale investments, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

        Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the

Table of Contents (Financial)

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

        Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of a long-lived asset, management evaluates whether the estimated future undiscounted net cash flows from the asset are less than its carrying amount. If impairment is indicated, the long-lived asset would be written down to its fair value. Fair value is determined by an evaluation of available price information at which assets could be bought or sold, including quoted market prices, if available, or the present value of the estimated future cash flows based on reasonable and supportable assumptions.

        Other Assets – Other assets and other current assets include certain payments the Company made to licensors in cash and stock as their share of up-front payments received from collaboration partners in connection with the Company’s collaboration agreements. The Company has treated these payments as incremental direct costs of the up-front payments, to be charged over the same period as the related deferred revenue is recognized, in accordance with guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition” and, by analogy, to paragraph 4 of Financial Accounting Standards Board (FASB) Technical Bulletin 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts.”

        Deferred Rent – The Company’s operating leases provide for rent increases over the terms of the leases. Deferred rent consists of the difference between periodic rent payments and the amount recognized as rent expense on a straight-line basis, as well as tenant allowances for leasehold improvements. Rent expenses are being recognized ratably over the terms of the leases.

        Revenue Recognition – Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue on a straight-line basis over the related performance period. The Company estimates the performance period as the period in which it performs certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period that the Company performs the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature.

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

        Stock Options – Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” using the modified prospective method. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        The Company accounts for options granted to consultants in accordance with Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R).

Table of Contents (Financial)

        The Company determines the value of stock options utilizing the Black-Scholes option-pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

        Income Taxes – The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

        In accordance with SFAS 109, “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis, which includes provisions of tax laws that may limit the Company’s ability to utilize its net operating loss carryforwards and research and development credit carryforwards.

        During the years ended June 30, 2008, 2007 and 2006, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of tax benefits.

        Net Loss per Common Share — Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock. For the years ended June 30, 2008, 2007 and 2006, there were no dilutive effects of such securities as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 13,941,595, 16,512,769 and 15,954,843 as of June 30, 2008, 2007 and 2006, respectively.

        Recently Issued Accounting Pronouncements – In December 2007, the FASB issued EITF Issue 07-1, “Accounting for Collaborative Arrangements,” which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangements and clarifies, among other things, how to determine whether a collaborative agreement is within the scope of this issue. EITF Issue 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue 07-1 to have a material impact on its consolidated results of operations and financial position.

        In June 2007, the FASB issued EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities,” which applies to companies involved in research and development activities that make non-refundable advance payments for goods that will be used, or for services that will be performed, in future research and development activities. EITF Issue 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF Issue 07-3 to have a material impact on its consolidated results of operations and financial position.

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

        In September 2006, the FASB issued SFAS 157, “Fair Market Measurements.” SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years

Table of Contents (Financial)

beginning after November 15, 2007, and will be applied on a prospective basis. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated results of operations, financial position or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”(FIN 48), an interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 was adopted by the Company in fiscal 2008 and did not have any impact on its consolidated results of operations and financial position.

(3)   AGREEMENT WITH KING

        King Pharmaceuticals, Inc. (King) terminated the collaborative development and marketing agreement between the Company and King, relating to development and commercialization of bremelanotide for treatment of sexual dysfunction, effective December 2007. As a result of the termination, Palatin solely owns all rights to bremelanotide. In connection with the termination of the agreement, for the year ended June 30, 2008 the Company recognized as revenue all remaining deferred up-front license fees received from King, together with associated deferred costs, in the amounts of $6,499,796 and $815,561, respectively. Prior to termination, deferred revenue was being recognized as revenue over the period of the Company’s performance during the anticipated development term of the agreement, with the Company recognizing for the years ended June 30, 2007 and 2006 as revenue $2,808,441 and $3,159,496, respectively, of the deferred revenue. As described in Note 9, King retains certain Company common stock obtained upon entering into the agreement in August 2004 and pursuant to the September 2005 agreement.

(4)   AGREEMENT WITH ASTRAZENECA

        In January 2007, the Company entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the collaboration agreement was amended to include additional compounds and associated intellectual property developed by the Company. The collaboration is based on the Company’s melanocortin receptor obesity program and includes access to compound libraries, core technologies and expertise in melanocortin receptor drug discovery and development.

        Under the terms of the agreement, the Company received an up-front payment of $10,000,000 from AstraZeneca and is eligible for milestone payments totaling $300,000,000, with up to $180,000,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company will receive royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company is providing research services to AstraZeneca at a contractual rate per full-time-equivalent employee.

        The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition pursuant to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Accordingly, the up-front payment of $10,000,000 received by the Company as a license fee is being recognized as revenue on a straight-line basis over the maximum period during which the Company may perform research services under the agreement. Per-employee compensation from AstraZeneca for research services is recognized as earned at the contractual rate, which approximates the fair value of such services. Payments received upon the attainment of substantive milestones are recognized as revenue when earned. If the Company’s estimated period of performance is reduced to less than the maximum, the amortization period for any remaining deferred revenue will also be reduced. For the years ended June 30, 2008 and 2007, the Company recognized as revenue $1,666,667 and $694,444, respectively, of the deferred revenue.

Table of Contents (Financial)

(5)   INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	June 30, 2008	June 30, 2007
Cost	$3,323,654	$2,323,642
Gross unrealized gains	29,117	-
Fair value	$3,352,771	$2,323,642

        The Company recorded a realized loss of $61,928 in its statement of operations for the year ended June 30, 2007, upon determining that certain previously unrealized losses were other than temporary, and reduced the cost basis of the underlying securities accordingly.

(6)   PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following:

	June 30, 2008	June 30, 2007
Office equipment	$1,941,620	$1,928,218
Laboratory equipment	4,112,908	3,695,680
Leasehold improvements	7,086,305	7,066,008
	13,140,833	12,689,906
Less: Accumulated depreciation and
amortization	(8,012,757)	(6,619,680)
	$5,128,076	$6,070,226

        The cost of assets acquired under capital leases amounted to $941,974 and $755,112 as of June 30, 2008 and 2007, respectively. Accumulated amortization associated with assets acquired under capital leases amounted to $375,446 and $199,134 as of June 30, 2008 and 2007, respectively.

(7)   ACCRUED EXPENSES

        Accrued expenses consist of the following:

	June 30, 2008	June 30, 2007
Clinical study costs	$363,255	$147,798
Formulation development	-	203,250
Other research related expenses	465,412	635,810
Deferred rent, current portion	470,830	959,303
Other	367,131	474,676
	$1,666,628	$2,420,837

(8)   COMMITMENTS AND CONTINGENCIES

        Leases – The Company currently leases facilities under three non-cancelable operating leases. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2009	$ 2,115,527
2010	2,144,401
2011	2,196,655
2012	1,995,860
2013	294,376
Thereafter	461,510

        For the years ended June 30, 2008, 2007 and 2006, rent expense was $1,650,273, $1,657,842 and $1,630,165, respectively.

Table of Contents (Financial)

        Capital Leases – The Company has acquired certain of its laboratory equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2008 are as follows:

Year Ending June 30,
2009	$ 291,011
2010	93,806
2011	22,264
2012	14,843
Total	421,924
Amount representing interest	(37,167)
Net	$ 384,757

        Employment Agreements – The Company has employment agreements with three executive officers, which provide a stated annual compensation amount, subject to annual increases, and annual bonus compensation in an amount to be approved by the Company’s Board of Directors. Each agreement allows the Company or the employee to terminate the agreement in certain circumstances. In some circumstances, early termination by the Company may result in severance pay to the employee for a period of 18 to 24 months at the salary then in effect, continuation of health insurance premiums over the severance period and immediate vesting of all stock options and restricted stock units. Termination following a change in control will result in a lump sum payment of one and one-half to two times the salary then in effect and immediate vesting of all stock options and restricted stock units.

        License Agreements – The Company has license agreements related to NeutroSpec that require minimum annual payments of $15,000, royalty payments on commercial net sales and payments of up to $2,250,000 contingent on the achievement of specified cumulative net margins on sales. No royalty payments or other contingent amounts will be payable under these agreements unless the Company recommences sales and marketing of NeutroSpec. The Company does not reasonably expect to make any such contingent payments during the next twelve months.

        Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2008, 2007 and 2006, Company contributions amounted to $341,997, $211,778 and $180,248, respectively.

        Contingencies – The Company accounts for litigation losses in accordance with SFAS 5, “Accounting for Contingencies.” Under SFAS 5, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

        On January 21, 2008, the Company entered into a settlement agreement and release with Competitive Technologies, Inc. (CTI), resolving all outstanding disputes between the Company and CTI. The license agreement between CTI and the Company was terminated, with the Company retaining all rights to bremelanotide and CTI retaining all rights to a peptide called variously MT-II or PT-14. The settlement agreement and release also includes mutual covenants not to sue and releases of all claims by either party against the other based on, arising out of or in any way involving the subject matter of the license agreement. As part of the settlement, the Company remitted a one-time payment to CTI of $800,000 that was accrued and charged to general and administrative expense as of December 31, 2007.

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

Table of Contents (Financial)

(9)  STOCKHOLDERS’ EQUITY

        Series A Convertible Preferred Stock – As of June 30, 2008, 4,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the “Series A Conversion Price.” As of June 30, 2008, the Series A Conversion Price is $2.51, so each share of

Series A Convertible Preferred Stock is currently convertible into approximately 40 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $499,700 in the aggregate as of June 30, 2008.

        Common Stock Transactions – In August 2004, upon the signing of the Company’s collaborative development and marketing agreement with King, the Company issued to King 1,176,125 shares of common stock and three-year warrants to purchase 235,225 shares of common stock at an exercise price of $4.25 per share. Of the $20,000,000 aggregate payment received from King upon signing, $3,606,672 was allocated to the shares and warrants based on their estimated fair market value. These warrants expired unexercised in August 2007.

        In September 2005, the Company sold to King 4,499,336 shares of its common stock and three-year warrants to purchase 719,894 shares of common stock at an exercise price of $2.22 per share for an aggregate purchase price of $10,000,000. The sale of the stock and warrants was made pursuant to the Company’s collaborative development and marketing agreement with King. The warrants expired unexercised on September 26, 2008.

        In April 2006, the Company sold 10,978,677 units in a private placement for a total purchase price of $26,800,000. Each unit consisted of one share of its common stock and a five-year warrant to purchase 0.3 shares of common stock at an exercise price of $2.88 per share. Net proceeds to the Company, after offering costs, amounted to approximately $24,800,000.

        In February 2007, the Company completed the sale of 13,750,000 shares of common stock in a registered direct offering. Net proceeds to the Company, after costs of the offering, amounted to approximately $25,500,000.

        Outstanding Stock Purchase Warrants – As of June 30, 2008, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
719,894	$ 2.22	September 26, 2008
15,000	2.82	May 13, 2012
3,293,591	2.88	April 17, 2011
15,000	4.00	December 15, 2010
1,041,750	4.06	January 28, 2009
5,085,235

        Stock Plan – The Company’s 2005 Stock Plan was initially approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 5,000,000 shares of common stock. On December 7, 2007, the Company received stockholder approval to increase the number of authorized shares available for grant to 10,000,000. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of June 30, 2008, 4,445,816 shares were available for grant under the 2005 Stock Plan.

Table of Contents (Financial)

        The Company also has outstanding options that were granted under previous plans. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

        The following table summarizes option activity for the years ended June 30, 2007, 2006 and 2005:

	2008		2007		2006
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at
beginning of
year	6,394,720	$2.89	5,659,302	$3.12	4,688,152	$3.41
Granted	1,787,450	1.04	1,406,975	2.10	1,276,297	2.10
Forfeited	(1,381,538)	2.32	(260,520)	1.99	(149,527)	2.33
Exercised	-	-	(78,460)	1.48	(21,162)	1.64
Expired	(257,179)	4.82	(332,577)	4.52	(134,458)	4.23
Outstanding at end
of year	6,543,453	2.40	6,394,720	2.89	5,659,302	3.12
Exercisable at end
of year	4,392,852	2.93	4,549,759	3.18	4,267,879	3.41
Weighted average
fair value of
options granted
during the year		$0.73		$1.52		$1.38

        The following table summarizes options outstanding as of June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end
of year	6,543,453	$2.40	5.9	$0
Options vested and
exercisable at end of year	4,392,852	2.93	4.4	0
Unvested options expected
to vest	2,013,197	1.28	8.9	0

        The intrinsic value of options exercised in the years ended June 30, 2007 and 2006 was $64,395 and $21,368, respectively.

        The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2008, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 80%, 0%, 6.2 years and 3.7%, respectively. For grants during the year ended June 30, 2007, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 80%, 0%, 6.2 years and 4.9%, respectively. For grants during the year ended June 30, 2006, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 85%, 0%, 6.6 years and 4.0%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

Table of Contents (Financial)

        For the years ended June 30, 2008, 2007 and 2006, in accordance with SFAS 123(R), the Company recorded stock-based compensation related to stock options of $1,016,579, $1,223,481 and $1,167,177, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2008, there was $1,141,452 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.25 years.

        In July 2008, the Company granted 2,768,300 options to its non-employee directors, executive officers and employees.

        Restricted Stock Units – In October 2006, the Company made grants of restricted stock units to three executive officers for an aggregate of 975,000 shares of common stock. Under the original vesting conditions, 325,000 shares vested if the quoted market price of Palatin’s common stock was $4.00 or more for twenty consecutive trading days, an additional 325,000 shares vested if the quoted market price of Palatin’s common stock was $6.00 or more for twenty consecutive trading days and the remaining 325,000 shares vested if the quoted market price of Palatin’s common stock was $8.00 or more for twenty consecutive trading days. The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility was based on the Company’s historical volatility and the risk-free rate was based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate estimated fair value of the grants at the date of grant was approximately $1,800,000, which was being recognized over a weighted-average period of approximately three years. For the year ended June 30, 2007, the Company recognized $503,344 of share-based compensation expense related to these restrict stock units.

        On March 26, 2008, the Company’s Compensation Committee revised the vesting conditions of the restricted stock units granted to the three executive officers on October 6, 2006. Under the revised conditions, the restricted stock units granted to each of the executive officers will vest on March 26, 2010, provided that each officer remains employed by Palatin through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The restricted stock units also require that each executive officer retain ownership of at least 33% of the vested stock for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. The Company will recognize the incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 26, 2010, although the amount and timing may be affected by employment terminations. For the year ended June 30, 2008, the Company recognized $705,250 of stock-based compensation expense related to these restricted stock units.

        On September 25, 2007, the Company issued grants of restricted stock units under the Company’s 2005 Stock Plan totaling in the aggregate 1,573,915 shares of common stock as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. As of June 30, 2008, after adjusting for forfeitures, 1,138,824 shares of common stock will vest on September 30, 2008, provided that the employee remains continuously employed by the Company through such date, or earlier if the employee is involuntarily terminated by reason of a position elimination or change in control. The Company is amortizing the fair value of these restricted stock units, totaling approximately $730,000, on a straight-line basis over a one-year period. On May 12, 2008, due to the Company’s reduction in its workforce, approximately 320,000 of these shares of common stock vested due to employees being involuntarily terminated by reason of position elimination resulting in the acceleration of expense recognized for the now vested shares of approximately $87,000. For the year ended June 30, 2008, the Company recognized $543,670 of stock-based compensation expense related to these restricted stock units.

(10)  INCOME TAXES

        The Company has had no income tax expense or benefit since inception because of operating losses, except for amounts recognized for sales of New Jersey state net operating loss carryforwards. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

Table of Contents (Financial)

        As of June 30, 2008, the Company had federal and state net operating loss carryforwards of approximately $185,000,000 and $118,000,000, respectively, which expire between 2009 and 2028 if not utilized. As of June 30, 2008, the Company had federal research and development credits of approximately $5,000,000 that will begin to expire in 2012, if not utilized.

        The Tax Reform Act of 1986 (the Act) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.

        The Company’s net deferred tax assets are as follows:

	June 30, 2008	June 30, 2007
Net operating loss carryforwards	$71,549,000	$63,610,000
Research and development tax credits	4,997,000	4,513,000
Accrued expenses, deferred revenue and other	5,075,000	8,569,000
	81,621,000	76,692,000
Valuation allowances	(81,621,000)	(76,692,000)
Net deferred tax assets	$-	$-

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2008 and 2007. The valuation allowance for the years ended June 30, 2008, 2007 and 2006 increased by $4,929,000, $12,435,000 and $11,261,000, respectively, related primarily to additional net operating losses incurred by the Company and the tax treatment of certain deferred revenue.

        During the years ended June 30, 2008, 2007 and 2006, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,291,444, $778,308 and $666,275, respectively, in tax benefits.

(11)  CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

        The following tables provide quarterly data for the years ended June 30, 2008 and 2007:

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(amounts in thousands, except per share data)
Total revenues	$1,015	$747	$743	$8,978
Total operating expenses	6,351	6,041	6,120	9,603
Total other income, net	94	183	302	378
Loss before income taxes	(5,242)	(5,111)	(5,075)	(247)
Income tax benefit	-	-	1,291	-
Net loss	$(5,242)	$(5,111)	$(3,784)	$(247)
Basic and diluted net loss
per common share	$(0.06)	$(0.06)	$(0.04)	$(0.00)
Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	85,297,321	85,204,169	85,204,169	85,177,298

Table of Contents (Financial)

	Three Months Ended
	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006
	(amounts in thousands, except per share data)
Total revenues	$2,638	$3,090	$3,743	$4,935
Total operating expenses	9,147	10,150	11,224	13,686
Total other income, net	404	339	214	314
Loss before income taxes	(6,105)	(6,721)	(7,267)	(8,437)
Income tax benefit	-	-	778	-
Net loss	$(6,105)	$(6,721)	$(6,489)	$(8,437)
Basic and diluted net loss
per common share	$(0.07)	$(0.09)	$(0.09)	$(0.12)
Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	84,965,331	78,052,712	71,055,893	70,878,521

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T). Controls and Procedures.

        Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

        A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2008, our internal control over financial reporting is effective based on those criteria.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Item 9B.  Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

        The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on December 7, 2007.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	46	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D.	54	Director, chairman of the board of directors
Perry B. Molinoff, M.D.	68	Director
Robert K. deVeer, Jr. (1) (2) (3)	62	Director
Zola P. Horovitz, Ph.D. (1) (2) (3)	73	Director
Robert I. Taber, Ph.D. (1) (2)	72	Director
Errol De Souza, Ph.D. (2) (3)	54	Director
J. Stanley Hull	56	Director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.

        CARL SPANA, Ph.D., co-founder of Palatin, has been our chief executive officer and president since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly-owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly traded pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of AVAX Technologies, Inc., a publicly traded life science company, and a director of Curalogic A/S, a Danish life science company publicly traded on the Copenhagen Stock Exchange. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

        JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry since 1993. He is a member of the board of the following publicly-held life science companies: Avigen, Inc., AVAX Technologies, Inc. and Medicinova, Inc., where he serves as the lead director. He is currently the chairman of AVAX Technologies, Inc. and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical company. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

        PERRY B. MOLINOFF, M.D. has been a director since November 2001. He served as our executive vice president for research and development from September 2001 until November 3, 2003, when he resigned to accept a position as Vice Provost for Research at the University of Pennsylvania. He is also a director of Cypress Bioscience, Inc., a publicly-held life science company. Dr. Molinoff has more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994, he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Myers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute’s research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

        ROBERT K. deVEER, Jr. has been a director since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. He is also a director of Solutia Inc., a publicly-held chemical-based materials company. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.

        ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is also currently a director of the following publicly-held life science companies: Genaera Corporation, Biocryst Pharmaceuticals, Inc., Avigen, Inc., Dov Pharmaceutical, Inc., NitroMed, Inc., GenVec, Inc. and Immunicon Corporation. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

        ROBERT I. TABER, Ph.D. has been a director since May 2001. Dr. Taber began his career in the pharmaceutical industry in 1962, holding a succession of positions within Schering Corporation's biological research group before leaving in 1982 as director of biological research. He has also held a number of increasingly important positions with DuPont Pharmaceuticals and the DuPont Merck Pharmaceutical Company, including director of pharmaceutical research, director of pharmaceutical and biotechnology research, vice president of pharmaceutical research and vice president of extramural research and development. From 1994 to 1998, Dr. Taber held the position of senior vice president of research and development at Synaptic Pharmaceuticals Corporation before founding Message Pharmaceuticals, Inc. in 1998. Dr. Taber earned his Ph.D. in pharmacology from the Medical College of Virginia.

        ERROL DE SOUZA, Ph.D. has been a director since April 2003. Dr. De Souza has nearly two decades of experience in the field of drug discovery and development. Dr. De Souza joined Archemix Corp., a biopharmaceutical company focused on aptamer therapeutics, on April 1, 2003 as president and chief executive officer. From September 2002 to March 2003, he was president and chief executive officer and a director of Synaptic Pharmaceuticals. As a result of a merger effective March 2003, Synaptic Pharmaceuticals became a wholly-owned subsidiary of H. Lundbeck A/S, an international pharmaceutical company. Prior to that, Dr. De Souza held senior management positions with Aventis, and its predecessor company Hoechst Marion Roussel Pharmaceuticals, and was co-founder of Neurocrine Biosciences, Inc. He is currently a director of Archemix Corp., IDEXX Laboratories, Inc. and Targacept, Inc., publicly-held life sciences companies, and Bionomics Limited, an Australian life science company publicly traded on the Australian Stock Exchange. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he received his postdoctoral fellowship in neuroscience from The John Hopkins School of Medicine.

        J. STANLEY HULL has been a director since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and is currently Senior Vice President for the U.S. Pharmaceuticals – RTP Business Division. Prior to his current position, he served in the R&D organization of GlaxoSmithKline as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome Inc. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Director Compensation

        The following table sets forth the compensation we paid to all directors during fiscal 2008, except for Dr. Spana, whose compensation is set forth under Item 11, Executive Compensation. Dr. Spana did not receive any separate compensation for his services as a director.

Director Compensation in Fiscal 2008

Name	Fees earned or paid in cash ($)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	60,000	62,566	122,566
Perry B. Molinoff, M.D.	30,000	31,283	61,283
Robert K. deVeer, Jr.	34,000	31,283	65,283
Zola P. Horovitz, Ph.D.	30,000	31,283	61,283
Robert I. Taber, Ph.D.	32,000	31,283	63,283
Errol De Souza, Ph.D.	30,000	31,283	61,283
J. Stanley Hull	30,000	31,283	61,283
(1) Amounts in this column represent compensation expense which we recognized in fiscal 2008 under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.” For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.
(2) The aggregate number of shares underlying option awards outstanding at June 30, 2008 for each director was:

Dr. Prendergast	527,667
Dr. Molinoff	334,583
Mr. deVeer	274,440
Dr. Horovitz	165,000
Dr. Taber	160,000
Dr. De Souza	118,750
Mr. Hull	76,667

        Non-employee directors' option grants. Non-employee directors receive an annual option grant on the first day of each fiscal year. On July 1, 2007, the first day of our last completed fiscal year, the chairman of the board received an option to purchase 40,000 shares of common stock and each other non-employee director received an option to purchase 20,000 shares of common stock. All of these options have an exercise price of $1.98 per share, the closing price of our common stock on June 29, 2007, the last business day preceding the date of grant, vest in twelve monthly installments beginning July 31, 2007, and expire ten years from the date of grant.

        The amount of the annual option grant may vary from year to year and has increased for the current fiscal year. On July 1, 2008, the first day of the current fiscal year, the chairman of the board received an option to purchase 75,000 shares of common stock and each other non-employee director received an option to purchase 40,000 shares of common stock. All of these options have an exercise price of $0.18 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning July 31, 2008, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

        In addition to the annual option grant, on July 1, 2008 the chairman of the board received an option to purchase 250,000 shares of common stock and each other non-employee director received an option to purchase 150,000 shares of common stock. All of these options have an exercise price $0.18 per share, the closing price of our common stock on the date of grant, vest in four annual installments on the anniversary of the date of grant, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

        Non-employee directors' cash compensation. Dr. Prendergast serves as chairman of the board and receives an annual retainer of $60,000, payable quarterly. Other non-employee directors receive an annual retainer of $30,000, payable on a quarterly basis, with the Audit Committee chairperson and Compensation Committee chairperson receiving an additional $4,000 and $2,000, respectively, payable on a quarterly basis.

        Non-employee directors' expenses. Non-employee directors are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

        Employee directors. Employee directors are not separately compensated for services as directors, but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

Director Independence

        The board of directors has determined that all of the directors and nominees except for Dr. Spana (our chief executive officer and president) are independent directors, as defined in Section 121A of the AMEX original listing requirements.

The Board and Its Committees

        Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2008, the board met six times. During fiscal 2008, the Audit Committee met five times, the Compensation Committee met three times and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the 2007 annual meeting of stockholders.

        Audit Committee. The Audit Committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The Audit Committee is currently composed of three non-employee directors, Mr. deVeer and Drs. Horovitz and Taber, all of whom are independent. The board has determined that the members of the Audit Committee are independent, as defined in Section 121B(2) of the AMEX listing requirements, and satisfy the requirements of the AMEX as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is an audit committee financial expert as defined by the SEC. The responsibilities of the Audit Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com.

        Compensation Committee. The Compensation Committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors and some employees, and administers our 2005 Stock Plan and the options still outstanding which were granted under previous stock option plans. The Compensation Committee is composed of Mr. deVeer and Drs. Horovitz, Taber and De Souza, all of whom are independent.

        The Compensation Committee does not have a written charter. The committee administers our 2005 Stock Plan, under which it may delegate to an officer its authority to grant stock options and rights to officers and employees, except that it cannot authorize an officer to make grants to himself. Our chief financial officer and our Director of Human Resources and Administration support the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace

        Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees as described above, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. deVeer and Drs. Horovitz and De Souza, each of whom meets the independence requirements currently established by the AMEX.

        Duration of office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board determines from time to time.

Stockholder Communication with Directors

        Generally, stockholders who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholders who wish to address questions regarding our business directly to the board of directors, or any individual director, should direct their questions to the non-employee board members via e-mail at boardofdirectors@palatin.com.

Code of Corporate Conduct and Ethics

        We have adopted a code of corporate conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the AMEX permit website posting of any such amendments or waivers.

Executive Officers

        Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	46	Chief executive officer, president, and director
Stephen T. Wills, MST, CPA	51	Chief financial officer and executive vice president of operations, secretary and treasurer
Trevor Hallam, Ph.D.	50	Executive vice president of research and development

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

        STEPHEN T. WILLS, MST, CPA, has been vice president, secretary, treasurer and chief financial officer since 1997 and has been executive vice president of operations since 2005. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly-held company which provides wound and skin care products, and currently serves as lead director of Derma. Mr. Wills is also a director of U.S. Helicopter Corp., a publicly-held company. From 1991 to

August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

        TREVOR HALLAM, Ph.D., has been executive vice president of research and development since May 2005. From 1996 to 2005, Dr. Hallam held senior management positions within AstraZeneca R&D, including vice president of biologics based out of the UK, vice president of respiratory and inflammation research based in Sweden and vice president of medical affairs within the US. From 1985 to 1995, Dr. Hallam served in senior management positions within Smith Kline and French Research, Glaxo Group Research and Roche Research. Dr. Hallam joined the pharmaceutical industry after a postdoctoral fellowship at the Physiological Laboratory, University of Cambridge, UK. He earned his Ph.D. in biochemistry from the University of London and his B.Sc. from the University of Leeds.

Section 16(A) Beneficial Ownership Reporting Compliance

        The rules of the SEC require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors and officers. To the best of our knowledge, all of the filings for our directors and officers were made on a timely basis in fiscal 2008.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer and our one other executive officer (our named executive officers) for our fiscal years ended June 30, 2008 and 2007. We have no non-equity incentive plan, no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock awards (2) ($)	Option awards (2) ($)	All other compen- sation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2008	390,000	0	281,750	66,013	5,688	743,451
chief executive
officer and president	2007	370,000	60,000	193,594	48,836	3,238	675,668

Stephen T. Wills,	2008	321,000	0	217,000	52,811	14,700	605,511
MST, CPA, chief
financial officer and	2007	305,000	42,500	154,875	33,467	6,900	542,742
executive vice
president of
operations

Trevor Hallam, Ph.D.,	2008	321,000	0	217,000	52,811	14,700	605,511
executive vice
president of research	2007	305,000	42,500	154,875	33,467	7,050	542,892
and development

(1)	Bonus amounts earned in fiscal 2007 were paid in July 2007, after the end of the fiscal year. There were no bonuses awarded to any of our executive officers for fiscal 2008.

(2)

 Amounts in these columns represent compensation expense which we recognized in the fiscal year shown. For a description of the assumptions we used to calculate these amounts, see Note 10 to the consolidated financial statements included in this Annual Report.

(3)	Consists of matching contributions to 401(k) plan accounts.

Employment Agreements

        On June 5, 2007, we entered into employment agreements with Dr. Spana, Mr. Wills and Dr. Hallam, which continue through June 30, 2010 unless terminated earlier. Under these agreements, Dr. Spana is serving as chief executive officer and president at a current salary of $390,000 per year; Mr. Wills is serving as executive vice president of operations and chief financial officer at a current salary of $321,000 per year; and Dr. Hallam is serving as executive vice president of research and development at a current salary of $321,000 per year. Each agreement also provides for:

•	annual discretionary bonus compensation, in an amount to be decided by the Compensation Committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

The Compensation Committee determined not to award any discretionary bonuses to our named executive officers for fiscal 2008, based on events transpiring during fiscal 2008, including discontinuation of development of bremelanotide for sexual dysfunction, termination of the King agreement and the decrease in our common stock price.

        Each agreement allows us or the executive to terminate the agreement upon written notice, and contains other provisions for termination by us for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam). Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

Amendment of Restricted Stock Units

        In October 2006, we granted restricted stock units to our named executive officers for an aggregate of 975,000 shares of common stock. Under the original vesting conditions, 325,000 shares vested if the quoted market price of our common stock was $4.00 or more for 20 consecutive trading days, an additional 325,000 shares vested if the quoted market price of our common stock was $6.00 or more for 20 consecutive trading days and the remaining 325,000 shares vested if the quoted market price of our common stock was $8.00 or more for 20 consecutive trading days. On March 26, 2008, the Compensation Committee revised the vesting conditions of the restricted stock units to provide more appropriate vesting incentives based on our condition at that time. Under the revised conditions, the 375,000 restricted stock units granted to Dr. Spana and the 300,000 restricted stock units granted to each of Mr. Wills and Dr. Hallam will vest on March 26, 2010, provided that the executive remains employed by us through such date, subject to earlier vesting in the event of a change in control or termination of employment other than a voluntary termination or termination for cause. The restricted stock units also require that each executive retain ownership of at least 33% of the vested stock for the duration of the executive’s employment with us unless there is a change in control or for hardship as determined by the board of directors.

Stock Option Grants

        In connection with the grant of the restricted stock units to our named executive officers in October 2006, we determined at such time that the named executive officers would not receive any further stock options or stock awards during the remainder of fiscal year 2007 or the next three fiscal years thereafter, subject, however, to annual review by the Compensation Committee, which is authorized to make additional grants if warranted based on market conditions, our common stock price, the need to retain our executive officers, and the interests of our stockholders. In 2008, the Compensation Committee determined that additional stock option grants were necessary in order to motivate and retain our named executive officers, and on March 26, 2008, Dr. Spana, Mr. Wills, and Dr. Hallam were granted options to purchase 375,000, 300,000 and 300,000 shares of common stock, respectively. Twenty-five percent of the shares underlying each option were granted at an exercise price in excess of the fair market value on the date of grant in order to incentivize the executive to improve our financial condition.

Outstanding Equity Awards at 2008 Fiscal Year-End

        The following table summarizes all of the outstanding equity awards granted to our named executive officers as of June 30, 2008, the end of our fiscal year.

		Number of	Number of
		securities	securities			Number	Market value
	Option or	underlying	underlying			of shares or	of shares or
	stock	unexercised	unexercised	Option		units of stock	units of stock
	award	options	options	exercise	Option	that have not	that have not
	grant	(#)	(#)	price	expiration	vested	vested
Name	date	exercisable	unexercisable	($)	date	(#)	($) (3)

Carl Spana	09/11/98	50,000	0	2.50	09/11/08
	12/31/98	50,000	0	4.125	12/31/08
	07/08/99	75,000	0	4.875	07/08/09
	10/05/99	150,000	0	3.0625	10/05/09
	08/01/00	140,000	0	5.125	08/01/10
	10/01/01	100,000	0	3.19	10/01/11
	12/11/02	100,000	0	2.00	12/11/12
	07/16/03	100,000	0	3.24	07/16/13
	07/01/05	37,500	37,500	3.75	07/01/15
	07/01/05	62,250	20,750	1.75	07/01/15
	10/06/06	31,250	93,750	2.49	10/06/16
	10/06/06					375,000	71,250
	03/26/08	0	281,250	0.28	03/26/18
	03/26/08	0	46,875	0.50	03/26/18
	03/26/08	0	46,875	0.66	03/26/18

Stephen T. Wills	09/11/98	50,000	0	2.50	09/11/08
	12/31/98	50,000	0	4.125	12/31/08
	07/08/99	50,000	0	4.875	07/08/09
	10/05/99	150,000	0	3.0625	10/05/09
	08/01/00	65,000	0	5.125	08/01/10
	10/01/01	70,000	0	3.19	10/01/11
	12/11/02	80,000	0	2.00	12/11/12
	07/16/03	80,000	0	3.24	07/16/13

		Number of	Number of
		securities	securities			Number	Market value
	Option or	underlying	underlying			of shares or	of shares or
	stock	unexercised	unexercised	Option		units of stock	units of stock
	award	options	options	exercise	Option	that have not	that have not
	grant	(#)	(#)	price	expiration	vested	vested
Name	date	exercisable	unexercisable	($)	date	(#)	($) (3)

	07/01/05	25,000	25,000	3.75	07/01/15
	07/01/05	54,750	18,250	1.75	07/01/15
	10/06/06	25,000	75,000	2.49	10/06/16
	10/06/06					300,000	57,000
	03/26/08	0	225,000	0.28	03/26/18
	03/26/08	0	37,500	0.50	03/26/18
	03/26/08	0	37,500	0.66	03/26/18

Trevor Hallam	05/09/05	350,000	0	1.99	05/09/15
	10/06/06	25,000	75,000	2.49	10/06/16
	10/06/06					300,000	57,000
	03/26/08	0	225,000	0.28	03/26/18
	03/26/08	0	37,500	0.50	03/26/18
	03/26/08	0	37,500	0.66	03/26/18

(1)	Stock option vesting schedules: all options granted before July 1, 2005 have fully vested. Options granted on or after July 1, 2005 have the following vesting schedules:

Grant date:	Exercise Price:	Vesting schedule:
07/01/05	$3.75	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date
07/01/05	$1.75	vests over three years with 1/4 of the shares vesting on the grant date and 1/4 of the shares vesting each year thereafter on the anniversary of the grant date
10/06/06	$2.49	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date
03/26/08	$0.28, $0.50 and $0.66	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date

(2)

Stock awards consist of restricted stock units which vest on March 26, 2010, provided that the named executive officer remains continuously employed by us through such date, and which provide for accelerated vesting on a “change in control” or termination of employment other than for “cause”or at the election of the named executive officers (as these terms are defined in employment agreements with the named executive officers). If the named executive officer is terminated for cause or voluntarily terminates employment, all unvested restricted stock units are immediately forfeited.

(3)	Calculated by multiplying the number of restricted stock units by $0.19, the closing market price of our common stock on June 30, 2008, the last trading day of our most recently completed fiscal year.

Termination and Change-In-Control Arrangements

        The employment agreements and restricted stock unit agreements with Dr. Spana, Mr. Wills and Dr. Hallam contain the following provisions concerning severance compensation and the vesting of stock options and restricted stock units upon termination of employment or upon a change in control. The executive’s entitlement to severance, payment of health benefits and accelerated vesting of options is contingent on the executive executing a general release of claims against us.

        Termination Without Severance Compensation. Regardless of whether there has been a change in control, if we terminate employment for cause or the executive terminates employment without good reason (as those terms are defined in the employment agreement and set forth below), then the executive receives only his accrued salary and vacation benefits through the date of termination. He may also elect to receive medical and dental benefits pursuant to COBRA for up to two years, but must remit the cost of coverage to us. Under the terms of our outstanding options and restricted stock units, all unvested options and restricted stock units would terminate immediately, and vested options would be exercisable for three months after termination.

        Severance Compensation Without a Change in Control. If we terminate or fail to extend the employment agreement without cause, or the executive terminates employment with good reason, then the executive will receive as severance pay his salary then in effect, paid on our regular pay schedule, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam) after the termination date. All unvested options would immediately vest and be exercisable for two years after the termination date. All unvested restricted stock units would terminate immediately.

        Severance Compensation After a Change in Control. If, within one year after a change in control, we terminate employment or the executive terminates employment with good reason, then the executive will receive as severance pay 200% (Dr. Spana) or 150% (Mr. Wills and Dr. Hallam) of his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam) after the termination date. We would also reimburse the executive for up to $25,000 in fees and expenses during the six months following termination, for locating employment. We would also reimburse the executive for any excise tax he might incur on “excess parachute payments” (as defined in Section 280G(b) of the Internal Revenue Code). All unvested options would immediately vest and be exercisable for two years after the termination date. All unvested restricted stock units will vest upon a change in control, without regard to whether the exeuctive’s employment is terminated.

        Option Vesting Upon a Change in Control. A change in control by itself does not change compensation or benefits while the employment agreement remains in effect. However, if any options are to be terminated in connection with a change in control, those options will vest in full immediately before the change in control.

        Definitions. Under the employment agreements, a “change in control,”“cause” and “good reason” are defined as follows:

        A “change in control” occurs when:

(a)	some person or entity acquires more than 50% of the voting power of our outstanding securities;

(b)	the individuals who, during any twelve month period, constitute our board of directors cease to constitute at least a majority of the board of directors;

(c)	we enter into a merger or consolidation; or

(d)	we sell substantially all our assets.

        The term “cause” means:

(a)	the occurrence of (i) the executive’s material breach of, or habitual neglect or failure to perform the material duties which he is required to perform under, the terms of his employment agreement; (ii) the executive’s material failure to follow the reasonable directives or policies established by or at the direction of our board of directors; or (iii) the executive’s engaging in conduct that is materially detrimental to our interests such that we sustain a material loss or injury as a result thereof, provided that the breach or failure of performance is not cured, to the extent cure is possible, within ten days of the delivery to the executive of written notice thereof;

(b)	the willful breach by the executive of his obligations to us with respect to confidentiality, invention and non-disclosure, non-competition or non-solicitation; or

(c)	the conviction of the executive of, or the entry of a pleading of guilty or nolo contendere by the executive to, any crime involving moral turpitude or any felony.

        The term “good reason” means the occurrence of any of the following, with our failure to cure such circumstances within 30 days of the delivery to us of written notice by the executive of such circumstances:

(a)	any material adverse change in the executive’s duties, authority or responsibilities, which causes the executive’s position with us to become of significantly less responsibility, or assignment of duties and responsibilities inconsistent with the executive’s position;

(b)	a material reduction in the executive’s salary;

(c)	our failure to continue in effect any material compensation or benefit plan in which the executive participates, unless an equitable arrangement has been made with respect to such plan, or our failure to continue the executive’s participation therein (or in a substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the executive’s participation relative to other participants;

(d)	our failure to continue to provide the executive with benefits substantially similar to those enjoyed by the executive under any of our health and welfare insurance, retirement and other fringe-benefit plans, the taking of any action by us which would directly or indirectly materially reduce any of such benefits, or our failure to provide the executive with the number of paid vacation days to which he is entitled; or

(e)	the relocation of the executive to a location which is a material distance from Cranbury, New Jersey.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities authorized for issuance under equity compensation plans. The table below provides information on our equity compensation plans as of June 30, 2008:

Equity Compensation Plan Information as of June 30, 2008
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	8,657,277	$ 1.82	4,445,816

Equity compensation plans not
approved by security holders	30,000	$ 3.41	0

Total	8,687,277	$ 1.82	4,445,816

We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002: provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $2.82 per share, with an expiration date of May 13, 2012.

        Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 26, 2008, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 26, 2008. See the footnotes for more detailed explanations of the holdings. To our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

        The common stock has one vote per share and the Series A preferred stock has approximately 39.84 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 26, 2008, on which date 85,524,077 shares of common stock and 4,997 shares of Series A preferred stock were outstanding.

        The address for all members of our management is c/o Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power
Common	Carl Spana, Ph.D.	959,423(1)	1.7%	*
Common	Stephen T. Wills	734,000(2)	*	*
Common	Trevor Hallam, Ph.D.	402,500(3)	*	*
Common	John K.A. Prendergast, Ph.D.	570,340(4)	*	*
Common	Perry B. Molinoff, M.D.	357,916(5)	*	*
Common	Robert K. deVeer, Jr.	288,773(6)	*	*
Common	Zola P. Horovitz, Ph.D.	183,333(7)	*	*
Common	Robert I. Taber, Ph.D.	178,333(8)	*	*
Common	Errol De Souza, Ph.D.	132,083(9)	*	*
Common	J. Stanley Hull	85,000(10)	*	*
	All current directors and executive officers as a group	3,891,701(11)	4.5%	*
(ten persons)

______________________
        *Less than one percent.

(1)	Includes 916,750 shares which Dr. Spana has the right to acquire under options. Does not include 375,000 shares issuable on vesting of restricted stock units.

(2)	Includes 705,500 shares which Mr. Wills has the right to acquire under options. Does not include 300,000 shares issuable on vesting of restricted stock units.

(3)	Includes 400,000 shares which Dr. Hallam has the right to acquire under options. Does not include 300,000 shares issuable on vesting of restricted stock units.

(4)	Includes 552,667 shares which Dr. Prendergast has the right to acquire under options.

(5)	Includes 347,916 shares which Dr. Molinoff has the right to acquire under options.

(6)	Includes 287,773 shares which Mr. deVeer has the right to acquire under options.

(7)	Includes 178,333 shares which Dr. Horovitz has the right to acquire under options.

(8)	Includes 173,333 shares which Dr. Taber has the right to acquire under options.

(9)	Comprised of shares which Dr. De Souza has the right to acquire under options.

(10)	Comprised of shares which Mr. Hull has the right to acquire under options.

(11)	Includes 3,779,355 shares which directors and officers have the right to acquire under options. Does not include 975,000 shares issuable on vesting of restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power

Common	King Pharmaceuticals, Inc.	5,675,471	6.6%	6.2%
	501 Fifth Street
	Bristol, TN 37620

Series A	Tokenhouse PTE LTD	667	13.3%	*
Preferred	9 - 11 Reitergasse
	Zurich 8027
	Switzerland

Series A	Steven N. Ostrovsky	500	10.0%	*
Preferred	43 Nikki Ct.
	Morganville, NJ 07751

Series A	Thomas L. Cassidy IRA Rollover	500	10.0%	*
Preferred	38 Canaan Close
	New Canaan, CT 06840

Series A	Jonathan E. Rothschild	500	10.0%	*
Preferred	300 Mercer St., #28F
	New York, NY 10003

Series A	103336 Canada Inc.	300	6.0%	*
Preferred	168 Forest Hill Rd.
	Toronto, Ontario, M5P2M9
	Canada

Series A	Arthur J. Nagle	250	5.0%	*
Preferred	19 Garden Avenue
	Bronxville, NY 10708

Series A	Thomas P. and Mary E. Heiser, JTWROS	250	5.0%	*
Preferred	10 Ridge Road
	Hopkinton, MA 01748

Series A	Carl F. Schwartz	250	5.0%	*
Preferred	31 West 87th St.
	New York, NY 10016

Series A	Michael J. Wrubel	250	5.0%	*
Preferred	3650 N. 36 Avenue, #39
	Hollywood, FL 33021

Series A	Myron M. Teitelbaum, M.D.	250	5.0%	*
Preferred	175 Burton Lane
	Lawrence, NY 11559

Series A	Laura Gold Galleries Ltd. Profit Sharing Trust	250	5.0%	*
Preferred	Park South Gallery at Carnegie Hall
	154 West 57th Street, Suite 114
	New York, NY 10019-3321

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power

Series A	Laura Gold	250	5.0%	*
Preferred	180 W. 58th Street
	New York, NY 10019

______________________
        *Less than one percent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. Since July 1, 2007, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

        KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2008 and fiscal 2007.

        Audit Fees. For fiscal 2008, KPMG billed us a total of $233,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2007, the total billed for the same services and the audit of our internal control over financial reporting was $367,000.

        Audit-Related Fees. For fiscal 2008 and 2007, KPMG did not perform or bill us for any audit-related services.

        Tax Fees. For fiscal 2008, we anticipate that KPMG will bill us a total of $15,500 for professional services rendered for tax compliance, tax advice and tax planning. For fiscal 2007, KPMG billed us $15,000 for professional services rendered for tax compliance, tax advice and tax planning.

        All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2008 and 2007.

        Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors. Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation for and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm.

        The Audit Committee pre-approves fees for each category of service. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

        The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of the report:

        1. Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 — Financial Statements and Supplementary Data:

—	Report of Independent Registered Public Accounting Firm

—	Consolidated Balance Sheets

—	Consolidated Statements of Operations

—	Consolidated Statements of Cash Flows

—	Consolidated Statements of Stockholders’ Equity

—	Notes to Consolidated Financial Statements

        2. Financial statement schedules: None.

        3. Exhibits:

No.	Description

3.01	Restated certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005.

3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.

10.01	1996 Stock Option Plan, as amended effective January 1, 2001. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, Commission File No. 333-83876, filed with the SEC on March 6, 2002. †

10.02	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended Annual Report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.04	Form of stock purchase agreement for our March 2003 private placement. Incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.05	Formof stock purchase agreement, including warrant certificate, for our January 2004 private placement. Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

10.06	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.07	2005 Stock Plan. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on June 10, 2005. †

10.08	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.09	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.10	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.11	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.12	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.13	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.14	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.15	Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. †

10.16	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.17	Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.18	Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.19	Employment Agreement dated as of June 5, 2007, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.20	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.21	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.22	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.23	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.24	2005 Stock Plan, as amended effective December 7, 2007. Incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8, Commission File No. 333-149093, filed with the SEC on February 7, 2008. †

10.25	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.26	Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.27	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.28	First Amendment dated June 27, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

___________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.

62

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By: /s/ Carl Spana
      Carl Spana, Ph.D.
      President and Chief Executive Officer

Date: September 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 29, 2008
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 29, 2008
Stephen T. Wills	(principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 29, 2008
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 29, 2008
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 29, 2008
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 29, 2008
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 29, 2008
Robert I. Taber

/s/ Errol De Souza	Director	September 29, 2008
Errol De Souza

/s/ J. Stanley Hull	Director	September 29, 2008
J. Stanley Hull

EXHIBIT LIST

No.	Description

3.01	Restated certificate of incorporation. Incorporated by reference to Exhibit 3.01 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the SEC on May 9, 2005.

3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.

10.01	1996 Stock Option Plan, as amended effective January 1, 2001. Incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, Commission File No. 333-83876, filed with the SEC on March 6, 2002. †

10.02	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended Annual Report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.04	Form of stock purchase agreement for our March 2003 private placement. Incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended June 30, 2003, filed with the SEC on September 29, 2003.

10.05	Formof stock purchase agreement, including warrant certificate, for our January 2004 private placement. Incorporated by reference to Exhibit 10.01 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, filed with the SEC on February 17, 2004.

10.06	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.07	2005 Stock Plan. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on June 10, 2005. †

10.08	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.09	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.10	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.11	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.12	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.13	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.14	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.15	Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. †

10.16	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.17	Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.18	Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.19	Employment Agreement dated as of June 5, 2007, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.20	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.21	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.22	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.23	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.24	2005 Stock Plan, as amended effective December 7, 2007. Incorporated by reference to Exhibit 4 of our Registration Statement on Form S-8, Commission File No. 333-149093, filed with the SEC on February 7, 2008. †

10.25	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.26	Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.27	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.28	First Amendment dated June 27, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

___________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.