Form 10-Q
period 2008-12-31
PALATIN TECHNOLOGIES INC
filed 2009-02-17
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

As of February 13, 2008, 86,662,901 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,953,366	$9,421,770
Available-for-sale investments	3,375,074	3,352,771
Accounts receivable	4,900,486	5,747
Prepaid expenses and other current assets	554,755	484,362
Total current assets	11,783,681	13,264,650

Property and equipment, net	4,336,327	5,128,076
Restricted cash	475,000	475,000
Other assets	248,785	257,198
Total assets	$16,843,793	$19,124,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion	$193,034	$263,128
Accounts payable	344,447	635,183
Accrued expenses	1,367,961	1,666,628
Accrued compensation	-	767,509
Deferred revenue, current portion	5,633,335	1,666,669
Total current liabilities	7,538,777	4,999,117

Capital lease obligations, net of current portion	52,646	121,629
Deferred rent, net of current portion	1,280,904	1,479,794
Deferred revenue, net of current portion	5,272,221	5,972,220
Total liabilities	14,144,548	12,572,760

Contingencies (Note 6)

Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of
December 31, 2008 and June 30, 2008, respectively	50	50
Common stock of $.01 par value - authorized 150,000,000 shares;
issued and outstanding 86,662,901 and 85,524,077 shares as of
December 31, 2008 and June 30, 2008, respectively	866,629	855,241
Additional paid-in capital	209,060,464	208,247,194
Accumulated other comprehensive income	51,420	29,117
Accumulated deficit	(207,279,318)	(202,579,438)
Total stockholders' equity	2,699,245	6,552,164
Total liabilities and stockholders' equity	$16,843,793	$19,124,924

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
REVENUES:
Licenses and contracts	$1,211,405	$742,835	$1,965,251	$9,720,566

OPERATING EXPENSES:
Research and development	2,839,451	3,791,344	6,497,450	11,735,221
General and administrative	1,151,475	2,329,052	2,608,323	3,988,062
Total operating
expenses	3,990,926	6,120,396	9,105,773	15,723,283

Loss from operations	(2,779,521)	(5,377,561)	(7,140,522)	(6,002,717)

OTHER INCOME (EXPENSE):
Investment income	77,236	314,470	160,216	711,091
Interest expense	(7,524)	(12,469)	(12,018)	(30,698)
Gain on sale of equipment	550,968	–	550,968	–
Total other income, net	620,680	302,001	699,166	680,393

Loss before income taxes	(2,158,841)	(5,075,560)	(6,441,356)	(5,322,324)
Income tax benefit	1,741,476	1,291,444	1,741,476	1,291,444

NET LOSS	$(417,365)	$(3,784,116)	$(4,699,880)	$(4,030,880)

Basic and diluted net loss per
common share	$0.00	$(0.04)	$(0.05)	$(0.05)

Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	86,640,647	85,204,169	86,082,481	85,190,733

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,699,880)	$(4,030,880)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	671,749	691,257
Gain on sale of property and equipment	(550,968)	–
Stock-based compensation	824,658	1,054,398
Changes in operating assets and liabilities:
Accounts receivable	(4,894,739)	240,102
Prepaid expenses and other assets	138,020	1,146,184
Accounts payable	(290,736)	(537,702)
Accrued expenses and other liabilities	(1,265,066)	(752,617)
Deferred revenues	3,266,667	(8,585,698)
Net cash used in operating activities	(6,800,295)	(10,774,956)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,032)	(231,593)
Proceeds from sale of equipment	500,000	–
Net cash provided by (used in) investing activities	470,968	(231,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(139,077)	(145,796)
Proceeds from exercise of common stock warrants	–	110,229
Net cash used in financing activities	(139,077)	(35,567)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(6,468,404)	(11,042,116)

CASH AND CASH EQUIVALENTS, beginning
of period	9,421,770	31,447,615

CASH AND CASH EQUIVALENTS, end of period	$2,953,366	$20,405,499

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,018	$30,698
Equipment acquired under financing agreements	$–	$186,989
Unrealized gain on available-for-sale investments	$22,303	$38,442

The accompanying notes are an integral part of these financial statements.

PALATIN TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements
(unaudited)

(1)    ORGANIZATION

        Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. Palatin has a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia–reperfusion injury, hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        The Company’s products in development include PL-3994, a peptidomimetic natriuretic peptide receptor A agonist, for treatment of heart failure and PL-6983, a peptide melanocortin receptor agonists, for treatment of sexual dysfunction. The Company has a licensing and research collaboration agreement with AstraZeneca AB (AstraZeneca) to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

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

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2008 and incurred a net loss for the three and six months ended December 31, 2008. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash and cash equivalents, available-for-sale investments and accounts receivable, together with expected receipts from collaboration and license agreements and other income, will be adequate to fund the Company’s projected operations through calendar year 2009.

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

        Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of December 31, 2008 consists of amounts due from AstraZeneca.

        Revenues from collaboration partners as a percentage of total revenues were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
AstraZeneca	100%	99%	100%	15%
King	-%	-%	-%	84%

(2)    BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2008, and its results of operations and its cash flows for the three and six months ended December 31, 2008 and 2007. The results of operations for the three and six month periods ended December 31, 2008 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2009.

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

        Revenue Recognition – Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the period in which it performs certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period in which the Company performs the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that i) such milestone is substantive in nature; ii) the milestone payment is non-refundable; iii) achievement of the milestone involves a degree of risk and was not reasonably assured at the inception of the arrangement; iv) the amount of the milestone payment is reasonable in relation to the effort expended or the risk associated with achievement of the milestone; and v) a reasonable amount of time passes between the up-front license payment and the first milestone payment as well as between each subsequent milestone payment. Determination as to whether a milestone meets these conditions involves the judgment of management. If any of these conditions are not met, the resulting payment would not be considered a substantive milestone and, therefore, the resulting payment would be considered part of the up-front consideration and be recognized as revenue as such performance obligations are performed in accordance with the policies described above.

        On December 5, 2008, the Company entered into both an amendment to the Research Collaboration and License Agreement (the License Agreement) with AstraZeneca, dated January 30, 2007, and a Clinical Trial Sponsored Research Agreement (the Clinical Trial Agreement). Pursuant to the amendment, the Company will receive an up-front payment of $1.6 million and quarterly payments totaling up to $1.4 million over the one year contract period. The up-front payment has been recorded as deferred revenue and the total consideration of up to $3.0 million will be recognized as revenue over the one year contract period beginning February 1, 2009.

        Under the Clinical Trial Agreement, the Company will be responsible for conducting a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters. The Company is eligible for milestone payments totaling $5.0 million in connection with the License Agreement and Clinical Trial Agreement, of which a $2.5 million was due as of December 31, 2008. The total consideration under the Clinical Trial Agreement will be recognized as revenue as services are provided over the expected six month trial period.

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

        During the three months ended December 31, 2008 and 2007, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,741,476 and $1,291,444, respectively, in tax benefits.

        Net Loss per Common Share – Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock. As of December 31, 2008 and 2007, common shares issuable upon conversion of Series A Convertible Preferred Stock, the vesting of restricted stock units and the exercise of outstanding options and warrants amounted to an aggregate of 15,201,545 and 16,149,527 shares, respectively, and were not included in the computation of Diluted EPS because to do so would have been anti-dilutive for the periods presented.

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

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

	Total carrying value as of December 31, 2008	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Available-for-sale-investments	$ 3,375,074	$ 3,375,074	$ -	$ -

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

(4)    COMPREHENSIVE LOSS

        Comprehensive loss consists of the following:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Net loss	$(417,365)	$(3,784,116)	$(4,699,880)	$(4,030,880)
Unrealized gain on investments	22,362	22,628	22,303	38,442
Comprehensive loss	$(395,003)	$(3,761,488)	$(4,677,577)	$(3,992,438)

(5)     INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	December 31, 2008	June 30, 2008
Cost	$ 3,323,654	$ 3,323,654

Unrealized gains	51,420	29,117

Fair Value	$ 3,375,074	$ 3,352,771

(6)     CONTINGENCIES

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

(7)    STOCKHOLDERS’ EQUITY

        On December 10, 2008, the Company issued restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 750,000 shares of common stock. The restricted stock units vest on December 31, 2009 provided that the officer remains employed by the Company through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The Company is amortizing the fair value of the restricted stock units, totaling approximately $68,000, on a straight-line basis through December 31, 2009. For the three and six month period ended December 31, 2008, the Company recognized approximately $5,000 of stock-based compensation expense related to these restricted stock units.

        On September 25, 2007, the Company issued grants of restricted stock units under the Company’s 2005 Stock Plan totaling 1,573,915 shares of common stock as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. On September 30, 2008, after adjusting for forfeitures and early vesting due to involuntary position elimination, 1,138,824 shares of common stock vested. The Company amortized the fair value of these restricted stock units, totaling approximately $676,000, on a straight-line basis over a one-year period. For the six month period ended December 31, 2008, the Company recognized approximately $133,000 of stock-based compensation expense related to these restricted stock units.

        Stock-based compensation costs for the three and six months ended December 31, 2008 for stock options and equity-based instruments issued other than the restricted stock units described above totaled approximately $305,000 and $687,000, respectively.

(8)     OTHER REVENUE

        On October 28, 2008, the Company sold manufacturing equipment and supplies that had been purchased pursuant to research collaboration agreements and expensed on the Statement of Operations. Proceeds from this sale, totaling $500,000, have been included in gain on sale of equipment on the Statement of Operations for the three and six months ended December 31, 2008.

(9)     SUBLEASE AGREEMENT

        On December 31, 2008, the Company subleased approximately 10,000 square feet of office space under a sublease agreement beginning on January 1, 2009 and expiring on February 29, 2012. The sublessee will directly pay rent under the sublease to the Company’s landlord. The Company will make payments related to an increase in the underlying lease rate which is effective June 30, 2010, and will pay rent from expiration of the sublease through the expiration of the underlying lease, June 30, 2015.

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

        In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2008, and have not changed during the six month period ended December 31, 2008. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

        We are a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule compounds with a focus on melanocortin and natriuretic peptide receptor systems. We have a diverse pipeline of active development programs, including development of proposed products for treatment of heart failure, sexual dysfunction, obesity, diabetes and metabolic syndrome. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia–reperfusion injury (injury resulting from inadequate blood flow or reintroduction of blood flow), hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        We have the following products in development:

•	PL-3994, a peptidomimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of heart failure.

•	PL-6983, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction.

•	Melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome pursuant to an ongoing research collaboration and global license with AstraZeneca AB (AstraZeneca).

        We have had a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. (Mallinckrodt) relating to Neutrospec®, a radiolabeled monoclonal antibody product for imaging and diagnosing infection. We do not anticipate that any significant work will be done relating to this product during the current fiscal year.

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

Results of Operations

Three and Six Months Ended December 31, 2008 Compared to the Three and Six Months Ended December 31, 2007

        Licenses and Contracts – For the three and six months ended December 31, 2008, we recognized $1.2 million and $2.0 million, respectively, in licenses and contract revenue related to our license agreement with AstraZeneca. For the three and six months ended December 31, 2007, we recognized $0.7 million and $9.7 million, respectively, in licenses and contract revenue consisting of (i) $0 and $8.2 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, (ii) $0.7 million and $1.4 million, respectively, related to our license agreement with AstraZeneca, and (iii) $0 and $0.1 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt.

        There was no revenue related to King in 2008 as a result of the termination of our collaboration agreement with King and the recognition in September 2007 of the remaining deferred license revenue pursuant to King’s up-front payment. License and contract revenue from AstraZeneca for the three and six months ended December 31, 2008 consists of $0.8 million and $1.1 million, respectively, of revenue related to our research services performed during said period and $0.4 million and $0.9 million, respectively, of license revenue related to AstraZeneca’s up-front license and access fees. Contract revenue from Mallinckrodt reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license and access fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of certain development milestones.

        Research and Development – Research and development expenses decreased to $2.8 million for the three months ended December 31, 2008 from $3.8 million for the three months ended December 31, 2007. Research and development expenses decreased to $6.5 million for the six months ended December 31, 2008 from $11.7 million for the six months ended December 31, 2007.

        There were no research and development expenses related to bremelanotide for sexual dysfunction for the three and six months ended December 31, 2008 compared to $0.2 million and $2.7 million, respectively, for the same periods in 2007. The amount for the three and six months ended December 31, 2007 included both third-party costs incurred by us and partially reimbursed by King and our share of costs for development activities performed by King. Research and development expenses related to bremelanotide for sexual dysfunction changed as a result of (i) the completion of certain Phase 2B trials on both men and women, and (ii) the decision to not initiate Phase 3 clinical trials for erectile dysfunction, and (iii) the strategic restructuring and refocusing of our clinical-stage product portfolio development programs. Similar to the recognition of license revenue explained above, the three and six months ended December 31, 2007 includes the recognition of $0.8 million of deferred costs based on the termination of our collaboration agreement with King.

        Research and development expenses related to our PL-3994, PL-6983, obesity and other preclinical programs were $0.6 million and $1.7 million, respectively, for the three and six months ended December 31, 2008 compared to $0.7 million and $1.7 million, respectively, for the three and six months ended December 31, 2007. Spending to date has been related to the identification and optimization of lead compounds, preclinical studies and a Phase 1 and Phase 2a trial with PL-3994. The amount of such spending and the nature of future development activities are dependant on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials, preclinical and discovery programs, and our ability to progress compounds in addition to PL-3994 into human clinical trials.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $2.2 million and $4.8 million, respectively, for the three and six months ended December 31, 2008 compared to $2.9 million and $7.4 million, respectively, for the three and six months ended December 31, 2007. The decrease is primarily related to the reductions in workforce initiated in September 2007 and May 2008.

        Cumulative spending from inception to December 31, 2008 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity, and other discovery programs) amounts to approximately

$122.5 million, $55.4 million and $48.9 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

        General and Administrative – General and administrative expenses decreased to $1.1 million and $2.6 million, respectively, for the three and six months ended December 31, 2008 compared to $2.3 million and $4.0 million, respectively, for the three and six months ended December 31, 2007. The decrease is primarily related to the reductions in workforce initiated in September 2007 and May 2008.

Gain on Sale – Gain on sale of equipment for the three and six months ended December 31, 2008, includes of proceeds of $0.5 million from the sale of equipment and supplies previously purchased under our research collaboration agreements and charged to expense at the time of purchase. There was no such activity for the three and six months ended December 31, 2007.

        Income Tax Benefit – Income tax benefits of $1.7 million in the three and six months ended December 31, 2008 and $1.3 million in the three and six months ended December 31, 2007 relate to the sale of New Jersey net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        During the six months ended December 31, 2008, we used $6.8 million of cash for our operating activities, compared to $10.8 million used in the six months ended December 31, 2007. Lower net cash outflows from operations in the six months ended December 31, 2008 resulted primarily from lower operating expenses. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of December 31, 2008, our cash and cash equivalents were $3.0 million, available-for-sale investments were $3.4 million and accounts receivable were $4.9 million. This $11.3 million, coupled with $2.5 million in milestone payments earned in January 2009 pursuant to Palatin’s agreements with AstraZeneca and expected receipts from collaboration and license agreements and other income, will be adequate to fund our projected operations through calendar year 2009.

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

        Not required to be provided by smaller reporting companies.

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

14

PART II — OTHER INFORMATION

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

Item 1A. Risk Factors.

        There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2008, with the exception of the following:

        Our common stock may be delisted from the NYSE Alternext US, making it difficult to trade shares of our common stock.

        On December 23, 2008, we received notice from the NYSE Alternext US LLC (formerly known as the American Stock Exchange) (the Exchange) notifying us that the Exchange had determined that we did not meet continued listing standards based on a review of our Form 10-Q for the fiscal quarter ended September 30, 2008. In a letter to us, the Exchange stated that Palatin was not in compliance with Section 1003(a)(ii) of the Exchange’s Company Guide (the Company Guide) because our stockholders’ equity was less than the required $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years and not in compliance with Section 1003(a)(iii) of the Company Guide because our stockholders’ equity was less than the required $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The letter from the Exchange also stated that because our stock had been trading below $0.25 per share over the previous seven months, the Exchange deemed it appropriate for us to effect a reverse stock split in accordance with Section 1003(f)(v) of the Company Guide.

        In order to maintain our Exchange listing, we submitted a plan on January 23, 2009 advising the Exchange what we intend to do to bring us into compliance with the continued listing standards identified above by June 23, 2010. If the Exchange accepts the plan, we may be able to continue our listing during the plan period through June 23, 2010, subject to periodic review by the Exchange to determine if we are making progress consistent with the plan. If the Exchange does not accept the plan, or if we do not regain compliance with Sections 1003(a)(ii) and (iii) by June 23, 2010, or if we do not make progress consistent with the plan during the plan period, the Exchange may initiate delisting procedures.

        If we are delisted from the Exchange then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from the Exchange could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

        We intend to seek authorization for and may later implement a reverse stock split, which will reduce our trading volume and may result in a decrease in our market capitalization.

        As discussed above, the Exchange deems it appropriate for us to implement a reverse stock split because our stock has been trading below $0.25 per share over the past seven months. We intend to seek stockholder approval for a reverse stock split at the next annual meeting of stockholders, with the split to be implemented by our Board of Directors. If the reverse stock split is approved, we intend to implement it in conjunction with raising additional equity capital. We believe that a reverse stock split will increase the market price of our common stock in an amount sufficient to regain compliance with Exchange standards and generate interest in the Company among investors. However, it is likely that our trading volume, measured by the number of shares bought and sold, will decrease, which may result in increased volatility. We cannot predict the effect of a reverse stock split upon the market price for our common stock, and the history of similar reverse stock splits for companies in like circumstances is varied. The market price per share of our common stock after a reverse stock split may not rise in proportion to the reduction in the number of shares of our common stock outstanding resulting from the reverse split, which would reduce our market capitalization. The market price of our common stock may also be based on our performance and other factors, the effect of which we cannot predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        We intend to schedule our annual meeting of stockholders for May 13, 2009, and to set a record date for the annual meeting of March 26, 2009. The scheduled date of this year’s annual meeting constitutes a change of more than thirty days from the anniversary of last year’s annual meeting, which was held on December 7, 2007. As a result, we have extended the deadline for submitting stockholder proposals for inclusion in the proxy statement pursuant to Rule 14a-8 under the Exchange Act and for submitting non-Rule 14a-8 stockholder proposals for presentation at the annual meeting. In last year’s proxy statement, we requested that stockholder proposals be delivered by July 12, 2008. We did not receive any stockholder proposals in connection with this year’s annual meeting by July 12, 2008 or subsequently through February 12, 2009. The new deadline is the close of business on March 2, 2009. Stockholder proposals should be delivered to our executive offices, 4C Cedar Brook Drive, Cranbury, NJ 08512. Proposals should be directed to the attention of the Secretary.

        For any proposal that is not submitted for inclusion in the proxy statement (as described in the preceding paragraph) but is instead sought to be presented directly at the annual meeting, SEC rules permit proxies to be voted at the discretion of management if (a) we received notice of the proposal before the close of business on March 2, 2009 and we advised stockholders in the proxy statement about the nature of the matter and how management intends to vote on such matter, or (b) we did not receive notice of the proposal prior to March 2, 2009.

Item 6. Exhibits.

        Exhibits filed or furnished with this report:

10.1	Form of Executive Officer Restricted Stock Unit Agreement. * †

10.2	Second Amendment dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

10.3	Clinical Trail Sponsored Research Agreement dated December 5, 2008 between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: February 13, 2009	/s/ Carl Spana
Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2009	/s/ Stephen T. Wills
Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	Form of Executive Officer Restricted Stock Unit Agreement. * †

10.2	Second Amendment dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

10.3	Clinical Trail Sponsored Research Agreement dated December 5, 2008 between Palatin and AstraZeneca AB. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.