Form 10-Q
period 2009-03-31
PALATIN TECHNOLOGIES INC
filed 2009-05-15
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
Yes ☐ No ☒

As of May 14, 2009, 86,662,901 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART II - OTHER INFORMATION

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.
Consolidated Balance Sheets
(unaudited)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$ 7,569,569	$ 9,421,770
Available-for-sale investments	3,407,101	3,352,771
Accounts receivable	586,811	5,747
Prepaid expenses and other current assets	628,553	484,362
Total current assets	12,192,034	13,264,650

Property and equipment, net	4,013,934	5,128,076
Restricted cash	475,000	475,000
Other assets	252,796	257,198
Total assets	$ 16,933,764	$ 19,124,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations, current portion	$ 141,808	$ 263,128
Accounts payable	198,344	635,183
Accrued expenses	1,990,462	1,666,628
Accrued compensation	-	767,509
Deferred revenue, current portion	5,500,001	1,666,669
Total current liabilities	7,830,615	4,999,117

Capital lease obligations, net of current portion	38,563	121,629
Deferred rent, net of current portion	1,183,340	1,479,794
Deferred revenue, net of current portion	4,722,218	5,972,220
Total liabilities	13,774,736	12,572,760

Contingencies (Note 6)

Stockholders' equity:
Preferred stock of $.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of
March 31, 2009 and June 30, 2008	50	50
Common stock of $.01 par value - authorized 150,000,000 shares;
issued and outstanding 86,662,901 and 85,524,077 shares as of
March 31, 2009 and June 30, 2008, respectively	866,629	855,241
Additional paid-in capital	209,389,927	208,247,194
Accumulated other comprehensive income	83,562	29,117
Accumulated deficit	(207,181,140)	(202,579,438)
Total stockholders' equity	3,159,028	6,552,164
Total liabilities and stockholders' equity	$ 16,933,764	$ 19,124,924

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
REVENUES:
Licenses and contracts	$ 5,159,453	$ 746,957	$ 7,124,704	$ 10,467,523

OPERATING EXPENSES:
Research and
development	3,813,878	4,561,047	10,311,328	16,296,268
General and
administrative	1,273,365	1,480,167	3,881,688	5,468,229
Total operating
expenses	5,087,243	6,041,214	14,193,016	21,764,497

Income/(loss) from
operations	72,210	(5,294,257)	(7,068,312)	(11,296,974)

OTHER INCOME (EXPENSE):
Investment income	34,966	197,199	195,182	908,290
Interest expense	(8,998)	(14,136)	(21,016)	(44,834)
Gain on sale of equipment	-	-	550,968	-
Total other income, net	25,968	183,063	725,134	863,456

Income/(loss) before income
taxes	98,178	(5,111,194)	(6,343,178)	(10,433,518)
Income tax benefit	-	-	1,741,476	1,291,444

NET INCOME/(LOSS)	$ 98,178	$(5,111,194)	$(4,601,702)	$(9,142,074)

Basic net income/(loss) per
common share	$ 0.00	$ (0.06)	$ (0.05)	$ (0.11)

Diluted net income/(loss) per
common share	$ 0.00	$ (0.06)	$ (0.05)	$ (0.11)

Weighted average number of
common shares outstanding
used in computing basic
net income/(loss) per
common share	86,662,901	85,204,169	86,273,130	85,195,179
Weighted average number of
common shares outstanding
used in computing diluted
net income/(loss) per
common share	88,387,901	85,204,169	86,273,130	85,195,179

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,601,702)	$ (9,142,074)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	997,994	1,038,208
Gain on sale of property and equipment	(550,968)	-
Stock-based compensation	1,154,121	1,663,843
Changes in operating assets and liabilities:
Accounts receivable	(581,064)	268,971
Prepaid expenses and other assets	(139,674)	890,723
Accounts payable	(436,839)	(141,752)
Accrued expenses and other liabilities	(740,129)	(1,434,055)
Deferred revenues	2,583,330	(9,002,365)
Net cash used in operating activities	(2,314,931)	(15,858,501)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale investments	-	(1,000,012)
Purchases of property and equipment	(32,884)	(247,461)
Proceeds from sale of equipment	700,000	-
Net cash provided by (used in) investing activities	667,116	(1,247,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(204,386)	(228,544)
Proceeds from exercise of common stock warrants	-	110,229
Net cash used in financing activities	(204,386)	(118,315)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(1,852,201)	(17,224,289)

CASH AND CASH EQUIVALENTS, beginning
of period	9,421,770	31,447,615

CASH AND CASH EQUIVALENTS, end of period	$ 7,569,569	$ 14,223,326

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 27,016	$ 44,834
Equipment acquired under financing agreements	$ -	$ 186,989
Unrealized gain on available-for-sale investments	$ 54,445	$ 62,098

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

        The Company's products in development include bremelanotide and PL-6983, peptide melanocortin receptor agonists, for treatment of sexual dysfunction, and PL-3994, a peptidomimetic natriuretic peptide receptor A agonist, for treatment of heart failure. The Company has a licensing and research collaboration agreement with AstraZeneca AB (AstraZeneca) to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

        Key elements of the Company's business strategy include entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of the Company's product candidates under development, partial funding of the Company's development and discovery programs with the cash flow from collaboration agreements and, depending on the availability of sufficient funding, expansion of the Company's pipeline through the utilization of its melanocortin expertise and drug discovery technologies and opportunistic acquisition of synergistic products and technologies.

        Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2009 and incurred a net loss for the nine months ended March 31, 2009. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        The Company believes that its cash and cash equivalents, available-for-sale investments and accounts receivable, together with expected receipts from collaboration and license agreements and other income, will be adequate to fund the Company's projected operations through calendar year 2009.

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

        Concentrations – Concentrations in the Company's assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company's cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company's accounts receivable balance as of March 31, 2009 consists of amounts due from AstraZeneca.

        Revenues from collaboration partners as a percentage of total revenues were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
AstraZeneca	100%	98%	100%	21%
King	-	-	-	78%

(2)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2009, and its results of operations and its cash flows for the three and nine months ended March 31, 2009 and 2008. The results of operations for the three and nine month periods ended March 31, 2009 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2009.

        The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2008, filed with the Securities and Exchange Commission, which includes consolidated financial statements as of June 30, 2008 and 2007 and for each of the fiscal years in the three-year period ended June 30, 2008.

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

        On December 5, 2008, the Company entered into both an amendment to the Research Collaboration and License Agreement (the License Agreement) with AstraZeneca, dated January 30, 2007, and a Clinical Trial Sponsored Research Agreement (the Clinical Trial Agreement) with AstraZeneca. Pursuant to the amendment, the Company received an up-front payment of $1.6 million and will receive quarterly payments totaling up to $1.4 million over the one year contract period. The up-front payment has been recorded as deferred revenue and the total consideration of up to $3.0 million is being recognized as revenue over the one year contract period beginning February 1, 2009.

        Under the Clinical Trial Agreement, the Company is responsible for conducting a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters. As of March 31, 2009, the Company received milestone payments totaling $5.0 million in connection with the License Agreement and Clinical Trial Agreement. The total consideration under the Clinical Trial Agreement is being recognized as revenue as services are provided over the expected six month performance period.

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

        During the nine months ended March 31, 2009 and 2008, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,741,476 and $1,291,444, respectively, in tax benefits.

        Net Income/(Loss) per Common Share – Basic earnings per share (EPS) is computed by dividing net income/(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock. As of March 31, 2009 and 2008, common shares issuable upon conversion of Series A Convertible Preferred Stock, the vesting of restricted stock units and the exercise of outstanding options and warrants amounted to an aggregate of 14,118,801 and 14,470,945 shares, respectively. For the three months ended March 31, 2009, an additional 1,725,000 of common shares have been included in the computation of diluted EPS. However, for the nine months ended March 31, 2009 and 2008 and for the three months ended March 31, 2008 no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive for these periods.

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

        The following table summarizes the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

	Total carrying value as of March 31, 2009	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Available-for-sale-investments	$ 3,407,101	$ 3,407,101	$ -	$ -

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

(4)     COMPREHENSIVE INCOME/(LOSS)

        Comprehensive loss consists of the following:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2009
Net income/(loss)	$ 98,178	$(5,111,194)	$(4,601,702)	$(9,142,074)
Unrealized gain on investments	32,142	23,656	54,445	62,098
Comprehensive income/(loss)	$130,320	$(5,087,538)	$(4,547,257)	$(9,079,976)

(5)    INVESTMENTS

        The following is a summary of available-for-sale investments, which consist of mutual funds that invest primarily in debt instruments:

	March 31, 2009	June 30, 2008
Cost	$3,323,539	$3,323,654

Unrealized gains	83,562	29,117

Fair Value	$3,407,101	$3,352,771

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

(7)     STOCKHOLDERS’ EQUITY

        On December 10, 2008, the Company issued restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 750,000 shares of common stock. The restricted stock units vest on December 31, 2009, provided that the officer remains employed by the Company through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The Company is amortizing the fair value of the restricted stock units of $68,000 on a straight-line basis through December 31, 2009. For the three and nine month period ended March 31, 2009, the Company recognized $15,000 and $21,000, respectively, of stock-based compensation expense related to these restricted stock units.

        On September 25, 2007, the Company issued grants of restricted stock units under the Company’s 2005 Stock Plan totaling 1,573,915 shares of common stock as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. On September 30, 2008, after adjusting for forfeitures and early vesting due to involuntary position elimination, 1,138,824 shares of common stock vested. The Company amortized the fair value of these restricted stock units of $676,000 on a straight-line basis over a one-year period. For the three and nine month periods ended March 31, 2009, the Company recognized zero and $133,000, respectively, of stock-based compensation expense related to these restricted stock units.

        Stock-based compensation costs for the three and nine months ended March 31, 2009 for stock options and equity-based instruments issued other than the restricted stock units described above was $313,000 and $1,000,000, respectively.

(8)     OTHER INCOME

        In October and December, 2008, the Company sold furniture, manufacturing equipment and supplies for gross proceeds of $700,000. The equipment and supplies had been purchased pursuant to research collaboration agreements and charged to expense on the Statement of Operations. The total gain on these sales of $550,968 is included on the Statement of Operations for the nine months ended March 31, 2009.

(9)     SUBLEASE AGREEMENT

        On December 31, 2008, the Company subleased approximately 10,000 square feet of office space under a sublease agreement beginning on January 1, 2009 and expiring on February 29, 2012. The sub-lessee will directly pay rent under the sublease to the Company’s landlord. The Company will make payments related to an increase in the underlying lease rate which is effective June 30, 2010, and will pay rent from expiration of the sublease through the expiration of the underlying lease at June 30, 2015.

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

        In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc.

Critical Accounting Policies and Estimates

        Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2008, and have not changed during the nine month period ended March 31, 2009. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

        We are a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. We have a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors, including development of proposed products for treatment of heart failure, sexual dysfunction, obesity, diabetes and metabolic syndrome. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia–reperfusion injury (injury resulting from inadequate blood flow or reintroduction of blood flow), hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        We have the following products in development:

•	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction, particularly in patients non-responsive to current therapies.

•	PL-3994, a peptidomimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of heart failure.

•	PL-6983, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction.

•	Melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome pursuant to an ongoing research collaboration and global license with AstraZeneca AB (AstraZeneca).

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

Results of Operations

Three and Nine Months Ended March 31, 2009 Compared to the Three and Nine Months Ended March 31, 2008

        Licenses and Contracts – For the three and nine months ended March 31, 2009, we recognized $5.2 million and $7.1 million, respectively, in licenses and contract revenue related to our license agreement with AstraZeneca. For the three and nine months ended March 31, 2008, we recognized $0.7 million and $10.5 million, respectively, in licenses and contract revenue consisting of (i) $0 and $8.2 million, respectively, related to bremelanotide pursuant to our collaboration agreement with King, (ii) $0.7 million and $2.2 million, respectively, related to our license agreement with AstraZeneca, and (iii) $0 and $0.1 million related to NeutroSpec pursuant to our collaboration agreement with Mallinckrodt.

        There was no revenue related to King in fiscal 2009 as a result of the termination of our collaboration agreement with King and the recognition in September 2007 of the remaining deferred license revenue pursuant to King’s up-front payment. License and contract revenue from AstraZeneca for the three and nine months ended March 31, 2009 consisted of $4.5 million and $5.6 million, respectively, of revenue related to our research services performed during said period and $0.7 million and $1.5 million, respectively, of license revenue related to AstraZeneca’s up-front license and access fees. Contract revenue from Mallinckrodt reflects Mallinckrodt’s share of the costs incurred in certain NeutroSpec development activities. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license and access fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of certain development milestones.

        Research and Development – Research and development expenses decreased to $3.8 million for the three months ended March 31, 2009 from $4.6 million for the three months ended March 31, 2008. Research and development expenses decreased to $10.3 million for the nine months ended March 31, 2009 from $16.3 million for the nine months ended March 31, 2008.

        There were no research and development expenses related to bremelanotide for sexual dysfunction for the three and nine months ended March 31, 2009 compared to $0.3 million and $3.0 million, respectively, for the same periods in 2008. The amount for the three and nine months ended March 31, 2008 included both third-party costs incurred by us and partially reimbursed by King and our share of costs for development activities performed by King. Research and development expenses related to bremelanotide for sexual dysfunction changed as a result of (i) the completion of certain Phase 2B trials on both men and women, (ii) the decision to not initiate Phase 3 clinical trials for erectile dysfunction, and (iii) the strategic restructuring and refocusing of our clinical-stage product portfolio development programs. Similar to the recognition of license revenue explained above, the three and nine months ended March 31, 2008 included the recognition of $0.8 million of deferred costs based on the termination of our collaboration agreement with King.

        Research and development expenses related to our PL-3994, PL-6983, obesity and other preclinical programs were $1.6 million and $3.2 million, respectively, for the three and nine months ended March 31, 2009 compared to $0.9 million and $2.6 million, respectively, for the three and nine months ended March 31, 2008. Spending to date has been related to the identification and optimization of lead compounds, preclinical studies and a Phase 1 and Phase 2a trial with PL-3994 and a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials, preclinical and discovery programs, and our ability to progress compounds in addition to PL-3994 into human clinical trials.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $2.2 million and $7.1 million, respectively, for the three and nine months ended March 31, 2009 compared to $3.4 million and $10.7 million, respectively, for the three and nine months ended March 31, 2008. The decrease is primarily related to the reductions in workforce initiated in September 2007 and May 2008.

        Cumulative spending from inception to March 31, 2009 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity, and other discovery programs) amounts to approximately $125.0 million, $55.4 million and $49.8 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and large-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

        General and Administrative – General and administrative expenses decreased to $1.3 million and $3.9 million, respectively, for the three and nine months ended March 31, 2009 compared to $1.5 million and $5.5 million, respectively, for the three and nine months ended March 31, 2008. The decrease is primarily related to the reductions in workforce initiated in September 2007 and May 2008.

        Gain on Sale – Gain on sale of equipment for the nine months ended March 31, 2009, includes proceeds of $0.2 from the sale of office furniture and $0.5 million from the sale of equipment and supplies previously purchased under our research collaboration agreements and charged to expense at the time of purchase. There was no such activity for the nine months ended March 31, 2008.

        Income Tax Benefit – Income tax benefits of $1.7 million in the nine months ended March 31, 2009 and $1.3 million in the nine months ended March 31, 2008 relate to the sale of New Jersey net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        During the nine months ended March 31, 2009, we used $2.3 million of cash for our operating activities, compared to $15.9 million used in the nine months ended March 31, 2008. Lower net cash outflows from operations in the nine months ended March 31, 2009 resulted primarily from lower operating expenses and proceeds resulting from our collaboration with AstraZeneca. Our accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of March 31, 2009, our cash and cash equivalents were $7.6 million, available-for-sale investments were $3.4 million and accounts receivable were $0.6 million. This $11.6 million, coupled with expected receipts from collaboration and license agreements and other income, will be adequate to fund our projected operations through calendar year 2009.

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

Item 1A. Risk Factors.

        There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2008, as supplemented in Part II, Item 1A. of our quarterly report on Form 10-Q for the quarter ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        At our annual meeting of stockholders, which convened on May 13, 2009, the stockholders voted on the following issues:

•	Election of directors;

•	Ratification of the appointment of our independent registered public accounting firm for the fiscal year ending June 30, 2009;

•	Approval of the 2005 Stock Plan amendment to increase the shares of common stock available for issuance from 10,000,000 to 15,000,000; and

•	Approval of an amendment to our restated certificate of incorporation to effect a reverse stock split of our common stock, depending on a determination by our board of directors that the reverse stock split is in the best interests of the company and its stockholders.

        Common stock and Series A convertible preferred stock voted as a single class on all matters. The following tables show the votes cast. All directors identified below were re-elected and their term of office continued after the meeting. The selection of our independent registered accounting firm was ratified, and both the 2005 Stock Plan amendment and reverse stock split authorization were approved.

Election of directors:	For	Withheld
Carl Spana, Ph.D.	65,359,527	5,629,600
John K.A. Prendergast, Ph.D.	66,326,847	4,662,280
Perry B. Molinoff, M.D.	66,272,849	4,716,278
Robert K. deVeer, Jr.	66,332,652	4,656,475
Zola P. Horovitz, Ph.D.	60,568,800	10,420,327
Robert I. Taber, Ph.D.	66,337,169	4,651,958
Errol De Souza, Ph.D.	66,338,871	4,649,986
J. Stanley Hull	66,308,674	4,680,453

Other	For	Against	Abstain
Ratification of independent registered public accounting firm	69,987,764	850,802	150,557
Approval of the 2005 Stock Plan amendment	23,542,787	5,514,311	87,096
Approval of reverse stock split authorization	59,154,988	10,993,767	840,369

Item 5. Other Information.

        None.

Item 6. Exhibits.

        Exhibits filed or furnished with this report:

10.1	2005 Stock Plan, as amended. * †

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 15, 2009	/s/ Carl Spana
Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	/s/ Stephen T. Wills
Stephen T. Wills Executive Vice President - Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	2005 Stock Plan, as amended. * †

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

_________________

* Exhibit filed with this report.

† Management contract or compensatory plan or arrangement.