Form 10-K
period 2009-06-30
PALATIN TECHNOLOGIES INC
filed 2009-09-28
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 001-15543

_____________________________

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4C Cedar Brook Drive
Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495-2200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE Amex

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008): $8,643,861.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 25, 2009): 96,155,249.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 are incorporated into Part I of this Form 10-K.

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

        We currently have the following active drug development programs:

•	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction, targeting female sexual dysfunction (FSD) and erectile dysfunction (ED) in patients non-responsive to current therapies.

•	PL-6983, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of heart failure (HF).

•	Melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome pursuant to an ongoing research collaboration and global license with AstraZeneca AB (AstraZeneca).

        Key elements of our business strategy include: using our technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; partially funding our development and discovery programs with the cash flow from our AstraZeneca collaboration agreement and any future agreements with other companies; and, depending on the availability of sufficient funding, expanding our pipeline by using our expertise in drug discovery technologies for melanocortin and natriuretic peptide receptor systems and acquiring synergistic products and technologies.

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

Melanocortin Receptor-Specific Programs

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

        Bremelanotide for Sexual Dysfunction. We are developing subcutaneously administered bremelanotide for the treatment of ED and FSD. Bremelanotide, a melanocortin agonist (which promotes a biologic function response) drug candidate, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone).

        Medical Need — ED and FSD. ED is the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenetic issues may contribute to ED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of ED and more than 30 million men in the United States may be afflicted with some form of ED, with less than 20% seeking treatment. The incidence of ED increases with age. Studies show that chronic ED affects about 5% of men in their 40s and 15% to 25% of men by the age of 65. The current market size for ED is more than $2.5 billion per year.

        Phosphodiesterase-5 (PDE-5) inhibitors such as sildenafil (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®) are used to treat ED, but an estimated 35% of ED patients are non-responsive to PDE-5 inhibitor therapy. There are limited therapeutic options for ED patients non-responsive to PDE-5 inhibitor therapy, including alprostadil for direct penis injection or urethral suppositories, surgical penile implants and various devices.

        FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. Studies estimate FSD is prevalent in approximately 50% of women over the age of 30 and that more than 35 million women in the United States may be afflicted with some form of FSD. FSD includes disorders associated with desire, arousal, orgasm and pain.

        There are no drugs in the United States approved for FSD indications.

        Mechanisms of Action with Bremelanotide. Bremelanotide is believed to act through activation of melanocortin receptors in the central nervous system, which is a different mechanism of action from currently marketed PDE-5 inhibitor ED therapies that act directly on the vascular system. Studies have demonstrated efficacy with bremelanotide in patients non-responsive to PDE-5 inhibitor therapies. Studies have also demonstrated an additive effect in patients co-administered both bremelanotide and a PDE-5 inhibitor.

        Clinical Trials with Intranasal Formulations. We extensively studied bremelanotide for sexual dysfunction in nasal formulations, administered as a single spray in one nostril. Increases in blood pressure were observed in some patients receiving nasally administered bremelanotide, and this observed increase was a significant factor leading us to discontinue work on nasally administered bremelanotide as a first-line therapy for sexual dysfunction. We believe that increases in blood pressure, as well as the rate of nausea and emesis (vomiting), were due, at least partially, to variability in drug uptake with nasal administration. Studies showed significant variation in plasma levels of bremelanotide in patients receiving nasally administered bremelanotide.

        While we are no longer developing intranasal formulations of bremelanotide for commercialization, trials with intranasal formulations of bremelanotide did demonstrate potential utility of bremelanotide. Phase 2B double blind, placebo-controlled, parallel doses clinical trials evaluating nasal bremelanotide for ED, conducted in 726 non-diabetic and 294 diabetic patients, showed that over 30% of ED patients were restored to a normal level of function. Phase 2A clinical trials of post-menopausal FSD patients showed a statistically significant increase in the level of sexual desire and genital arousal in subjects receiving bremelanotide compared to subjects receiving placebo and, in pre-menopausal FSD patents, a trend to increases in the level of sexual desire and genital arousal in subjects receiving bremelanotide compared to subjects receiving placebo. In trials conducted to date, almost 2,000 patients received at least one dose of bremelanotide, with about 1,500 receiving multiple doses.

        Subcutaneous Administration of Bremelanotide. In a recently completed Phase 1 clinical trial designed to evaluate the blood pressure effects of subcutaneously administered bremelanotide, no statistically significant difference in mean changes in blood pressure was seen in subjects receiving bremelanotide compared to placebo. No subject discontinued participation in the study as a result of protocol stopping rules based on blood pressure changes. In addition, there was no difference in the incidence of emesis in subjects receiving bremelanotide compared to placebo. This Phase 1 trial was a two-week, randomized, double-blind, placebo-controlled study in subjects who received 45 repeat doses of bremelanotide or placebo subcutaneously. Each administered dose of bremelanotide achieved plasma levels shown to be efficacious for improving erectile function in multiple previous Phase 1 and Phase 2 erectile dysfunction studies.

        With subcutaneous administration of bremelanotide variability in plasma exposure was significantly decreased. This study supports the hypothesis that increases in blood pressure seen with nasally administered bremelanotide were due, at least partially, to variability in drug uptake, with increases in blood pressure in patients with greater uptake. With subcutaneous administration of bremelanotide, variability in plasma exposure is controlled.

        We have met with the U.S. Food and Drug Administration (FDA) to discuss data from our recently completed Phase 1 bremelanotide study supporting the switch to subcutaneous administration and our development program for subcutaneously administered bremelanotide in ED patients non-responsive to PDE-5 inhibitors. Our clinical program is commencing this year, and is planned, depending on program results, concurrence of the FDA and the availability of sufficient funding, to lead to initiation of at-home Phase 2 clinical studies in the first half of calendar 2010.

        We are exploring various delivery devices for subcutaneous administration of bremelanotide. Injection sites for subcutaneous injection include the abdomen, thigh and upper arms. We believe that fine needle devices, pen injectors and needle-free injector systems can be used for subcutaneous administration of bremelanotide, and we are evaluating various delivery devices for potential commercialization. If Phase 2 clinical trials are successful, we anticipate that Phase 3 clinical trials will be conducted with a delivery device intended for commercialization.

        PL-6983 for Treatment of Sexual Dysfunction. PL-6983 is our lead compound in a new series of melanocortin receptor-specific peptides we have developed. We have demonstrated efficacy of PL-6983 in inducing erections in animal models and in inducing sexual behavior in an animal model of FSD.

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

        Obesity. In 2007, we entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June and December 2008, the collaboration agreement was amended to include additional compounds and associated intellectual property we developed. On September 24, 2009, the collaboration agreement was amended to provide additional payments to us totaling $5 million and to modify terms of the agreement.

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

        We have developed classes of small molecule and peptide compounds targeting melanocortin receptors which are effective in the treatment of obesity in animal models. Certain of these compounds have been demonstrated to be effective in normal diet-induced obese and genetically obese animal models for decreasing food intake and body weight, without an increase in sexual response in normal animals at the same or higher dose levels. During 2009, pursuant to an agreement with AstraZeneca we conducted a proof-of-principle clinical study on the effects of a melanocortin receptor-specific compound on food intake, obesity and other metabolic parameters.

        Pursuant to the terms of the agreement with AstraZeneca, we received up-front payments totaling $10.0 million. Effective with the September 2009 amendment, we are eligible for milestone payments totaling up to $145.2 million, with up to $85.2 million contingent upon development and regulatory milestones and the balance on achievement of sales targets, plus royalties on sales of approved products. AstraZeneca has responsibility for product commercialization, product discovery and development costs. We are providing certain scientific expertise in the research collaboration at a negotiated rate through January 2010, and agreed in the September 2009 amendment to conduct additional clinical studies.

        Other Melanocortin Programs. We have early stage research and discovery programs exploring additional indications and targets. These programs include development of highly-selective melanocortin-1 and melanocortin-3 receptor agonists for treatment of inflammation-related diseases and disorders, melanocortin-4 receptor antagonists for treatment of cachexia and melanocortin-4 receptor agonists for prevention of organ damage, particularly kidney damage. We do not anticipate that any of these programs will advance to clinical trials during the next twelve months.

Natriuretic Peptide Receptor-Specific Programs

        The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        PL-3994 for Heart Failure Indications. PL-3994 is an NPRA agonist compound in development for treatment of HF. Heart failure is an illness in which the heart is unable to pump blood efficiently, and includes acutely decompensated HF with dyspnea (shortness of breath) at rest or with minimal activity. Endogenous (naturally produced) natriuretic peptides have a number of beneficial effects, including vasodilation (relaxation of blood vessels), natriuresis (excretion of sodium), and diuresis (excretion of fluids).

        Patients who have been admitted to the hospital with an episode of worsening HF have an increased risk of either death or hospital readmission in the three months following discharge. Up to 15% of patients die in this period and as many as 30% need to be readmitted to the hospital. We believe that decreasing mortality and hospital readmission in patients discharged following hospitalization for worsening HF is a large unmet medical need for which PL-3994 may be effective. PL-3994 would be utilized as an adjunct to existing HF medications, and may, if successfully developed, be self-administered by patients as a subcutaneous injection following hospital discharge.

        Medical Need in Heart Failure. Over 5.7 million Americans suffer from HF, with 670,000 new cases of HF diagnosed each year, with disease incidence expected to increase with the aging of the American population. Despite the treatment of HF with multiple drugs, almost all HF patients will experience at least one episode of acute HF that requires treatment with intravenous medications in the hospital. Heart failure has tremendous human and financial costs. Estimated direct costs in the U.S. for HF are $37.2 billion in 2009, with HF constituting the leading cause of hospitalization in people over 65 years of age, with over 1.1 million hospital discharges for HF in 2006. Heart failure is also a high mortality disease, with approximately one-half of HF patients dying within five years of initial diagnosis.

        Mechanisms of Action with PL-3994. PL-3994 activates NPRA, a receptor known to play a role in cardiovascular homeostasis. We believe that PL-3994, through activation of NPRA, will reduce cardiac hypertrophy, which is an independent risk factor for cardiovascular morbidity and mortality. PL-3994 increases plasma cyclic guanosine monophosphate (cGMP) levels, a pharmacological response consistent with the effects of endogenous natriuretic peptides on cardiovascular function. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in HF patients, leading to worsening of cardiovascular function.

        PL-3994 is one of a number of natriuretic peptide receptor agonist compounds we have developed. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure. It has an extended half-life, with reduced affinity for endogenous natriuretic peptide clearance receptors and significantly increased resistance to neutral endopeptidase, an endogenous enzyme that degrades natriuretic peptides.

        Clinical Studies with PL-3994. Preclinical studies in animals established a dose-dependent effect on blood pressure and diuresis, and in animal models of HF showed improved kidney function and prevention of cardiac hypertrophy (increase in heart size due to disease). Safety toxicology studies were conducted in animals prior to filing an Investigational New Drug (IND) application with the FDA.

        Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in the first quarter of calendar year 2008. This was a randomized, double-blind, placebo-controlled, study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP, a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

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

        We have planned a repeat dose Phase 2B clinical trial in patients hospitalized with HF, which will evaluate safety profiles in patients given repeat doses of PL-3994 as well as pharmacokinetic and pharmacodynamic endpoints. This trial is projected to commence, depending on sufficient funding, during the first half of calendar year 2010.

        PL-3994 is being developed as a subcutaneously administered drug, and is well absorbed through this route of administration. In human studies, the pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that PL-3994, if successful, will be amenable to self-administration by patients, similar to insulin and other self-administered drugs.

        Other Natriuretic Peptide Receptor-Specific Programs. We have early stage discovery and development programs in the natriuretic peptide receptor field, including compounds with varied pharmacology, including compounds with increased diuretic effect and decreased effect on blood pressure, and compounds effective at more than one natriuretic peptide receptor.

Other Programs

        We previously marketed NeutroSpec®, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, which is the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. In 2005, we suspended marketing, clinical trials and securing regulatory approvals of NeutroSpec, and do not anticipate conducting any substantive work or incurring substantial expenditures on NeutroSpec over the next twelve months.

Technologies We Use

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

        We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids, while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of HF.

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

        Some compound series have been derived using our proprietary and patented platform technology, called MIDAS™ (Metal Ion-induced Distinctive Array of Structures). This technology employs metal ions to fix the three-dimensional configuration of peptides, forming conformationally rigid molecules that remain folded specifically in their active state. These MIDAS molecules are generally simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that may be used to design small molecule, non-peptide drugs.

Estimate of Amount Spent on Research and Development Activities

        Research and development expenses were $13.4 million for the fiscal year ended June 30, 2009 (fiscal 2009) and $21.2 million for the fiscal year ended June 30, 2008 (fiscal 2008). In fiscal 2009, $4.7 million of the foregoing was borne by AstraZeneca pursuant to the collaboration agreement, and in fiscal 2008, $2.5 million of the foregoing was borne by AstraZeneca and other pharmaceutical companies pursuant to collaboration or license agreements.

Competition

        Our products under development will compete on the basis of quality, performance, cost effectiveness and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Furthermore, there are several well-established products in our target markets that we will have to compete against. Products using new technologies which may be competitive with our proposed products may also be introduced by others. Most of the companies selling or developing competitive products have financial, technological, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us.

        The pharmaceutical and biotechnology industry is characterized by extensive research efforts and rapid technological change. Many biopharmaceutical companies have developed or are working to develop products similar to ours or that address the same markets. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. Such companies may be more successful than us in developing, manufacturing and marketing products.

        We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or our future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

        Bremelanotide and PL-6983 for Treatment of Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of ED and FSD. Leading drugs approved for ED indications are PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). In addition, we are aware of other PDE-5 inhibitors under development. Other drugs approved for ED indications include alprostadil for injection (sold under the trade name Caverject Impulse®), which is injected directly into the penis, and alprostadil in urethral suppository format (sold under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a melanocortin receptor-agonist drug for ED.

        There are no products specifically approved for an FSD indication in the United States. A number of hormonal therapies have been commercialized for other indications, including progestin, androgen and localized estrogen therapies, but none have been approved by the FDA for FSD indications. A number of drugs are in various stages of research or development for FSD. We are not aware of any company actively developing a melanocortin receptor-agonist drug for FSD.

        PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive HF patients who have dyspnea at rest or with minimal activity. Carperitide, a recombinant human atrial natriuretic peptide drug, is marketed in Japan and is reported to be available for licensing in other countries. Both nesiritide and carperitide are administered by intravenous infusion. Because of the very short half-life of nesiritide, we believe it is unlikely to be suitable for subcutaneous administration or for long-term treatment of HF. We are aware of at least two companies developing intravenously administered natriuretic peptide drugs reported to be in Phase 2 clinical trials for acute HF. In addition, there are a number of approved drugs and drugs in development for treatment of HF through mechanisms or pathways other than agonism of NPRA.

        Obesity. There are several FDA-approved drugs for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors. Clinical trials for obesity are lengthy, time-consuming and expensive, and we may not be able to proceed if AstraZeneca discontinues work under or terminates our January 2007 license agreement. See the discussion under the heading “We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements” in Item 1A, “Risk Factors” in this Annual Report.

Patents and Proprietary Information

        Patent protection. Our success will depend in substantial part on our ability to obtain, defend and enforce patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and abroad. We own a number of issued United States patents and have pending United States patent applications, many with issued or pending counterpart patents in selected foreign countries. We seek patent protection for our technologies and products in the United States and those foreign countries where we believe patent protection is commercially important.

        We own issued United States and foreign patents claiming the bremelanotide substance. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent.

        We have patent applications pending in the United States and foreign countries claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds we have developed. One United States patent application claiming PL-3994 has been allowed, but other patent applications have not yet been examined, and in any event we do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the allowed application claiming PL-3994. The allowed patent application will have a term, assuming the patent issues in due course, until 2027, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Hatch-Waxman Amendments. Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which PL-3994 is the active ingredient.

        We have filed patent applications on melanocortin receptor-specific peptides including PL-6983. Until these applications are examined, we do not know the scope of patent claims that will be allowed, or whether any patents will issue.

        We have a number of United States and foreign patent applications claiming compounds included in our agreement with AstraZeneca relating to our obesity program. However, many of these patent applications have not yet been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue. Additionally, until one or more compounds are selected for commercialization, which may never occur, we cannot evaluate the duration of patents or their effect on the program.

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

        Future patent infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid U.S. patents which are infringed by bremelanotide, PL-3994 or PL-6983 or by our methods of making the foregoing, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If such patents are valid and we do not obtain a license under any such patents, or we are found liable for infringement, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

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

Governmental Regulation

        The FDA, comparable agencies in other countries and state regulatory authorities have established regulations and guidelines which apply to, among other things, the clinical testing, manufacturing, safety, efficacy, labeling, storage, record keeping, advertising, promotion, marketing and distribution of our proposed products. Noncompliance with applicable requirements can result in fines, recalls or seizures of products, total or partial suspension of production, refusal of the regulatory authorities to approve marketing applications, withdrawal of approvals and criminal prosecution.

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

        In addition to obtaining approval of a New Drug Application (an NDA) from the FDA for any of our proposed products, any facility that manufactures such a product must comply with current good manufacturing practices (GMPs). This means, among other things, that the drug manufacturing establishment must be registered with, and subject to inspection by, the FDA. Foreign manufacturing establishments must also comply with GMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We will use contract manufacturing establishments, in the United States or in foreign countries, to manufacture our proposed products, and will depend on those establishments to comply with GMPs and other regulatory requirements.

Third-Party Reimbursements

        Successful sales of our proposed products in the United States and other countries will depend on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations, health maintenance organizations (HMOs) and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There is also significant uncertainty concerning third-party reimbursement for products treating FSD and ED. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

Manufacturing and Marketing

        To be successful, our proposed products will need to be manufactured in commercial quantities under GMPs prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMPs. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

        Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. We have identified and contracted with a third-party manufacturer for the production of bremelanotide, and have validated manufacturing of the bremelanotide drug substance under GMPs. However, we have not negotiated a long-term supply agreement with the third-party manufacturer, and may not be able to enter into a supply agreement on acceptable terms, if at all.

        Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We have identified a manufacturer which made the product in quantities sufficient for Phase 1 and some anticipated Phase 2 clinical trials, and are in the process of evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

        Our PL-6983 product candidate is also a synthetic peptide. We have manufactured PL-6983 in-house, but have not contracted with a third-party manufacturer to produce the product for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

        The failure of any manufacturer or supplier to comply with FDA GMPs or to supply the drug substance and services as agreed, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely and cost effective basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

Product Liability and Insurance

        Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing up to $10.0 million coverage in the aggregate as to certain clinical trial risks.

Employees

        As of September 25, 2009, we employed 43 persons full time, of whom 30 are engaged in research and development activities and 13 are engaged in administration and management. Of our employees, 15 hold Ph.D. or M.D. degrees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

        We have never been profitable and we may never become profitable. As of June 30, 2009, we had an accumulated deficit of $207.4 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and PL-6983. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We expect that we will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

        As of June 30, 2009, we had cash and cash equivalents of $4.4 million and available-for-sale investments of $3.4 million, with current liabilities of $1.7 million excluding the current portion of deferred revenues of $2.7 million. In August 2009, we received net proceeds of $2.8 million resulting from a registered direct offering of units consisting of our common stock and warrants. In September 2009, we signed an amendment to our collaboration agreement with AstraZeneca providing for $5 million in payments to us, with an initial payment of $2.5 million and the balance in the first quarter of calendar 2010. While we believe that the foregoing is adequate to fund operations through at least September 30, 2010, we will need additional funds to continue development of bremelanotide, PL-3994 and PL-6983, as well as our early stage research and discovery programs, and to fund operations after that date.

        We may raise additional funds through public or private equity financings, collaborative arrangements on our product candidates or other sources. However, additional funding may not be available on acceptable terms or at all. If adequate funds are not available when needed, we will need to further curtail operations significantly, including the delay, modification or cancelation of operations and plans, including preclinical studies and clinical trials, related to bremelanotide, PL-3994 and PL-6983. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

Based upon the recent price of our common stock on the NYSE Amex LLC (the NYSE Amex), even if we are able to raise additional capital it is likely that our existing stockholders will experience substantial dilution.

        In order to raise any meaningful amount of capital, as we intend, based upon our recent stock price we will almost certainly need to sell a significant amount of equity securities, either in the form of new shares of common stock or some other form of convertible security. Any significant sale of equity securities in any form at these prices will result in significant dilution to our existing stockholders. The prospect of this dilution is likely to continue to have a negative effect on the market price and trading volume of our common stock until such time as an actual financing occurs.

Our common stock may be delisted from the NYSE Amex, making it difficult to trade shares of our common stock.

        On December 23, 2008, we received notice from the exchange now known as NYSE Amex notifying us that NYSE Amex had determined that we did not meet continued listing standards based on a review of our Form 10-Q for the fiscal quarter ended September 30, 2008. In a letter to us, NYSE Amex stated that Palatin was not in compliance with Section 1003(a)(ii) of NYSE Amex’s Company Guide (the Company Guide) because our stockholders’ equity was less than the required $4,000,000 and we had losses from continuing operations and net losses in three of our four most recent fiscal years and not in compliance with Section 1003(a)(iii) of the Company Guide because our stockholders’ equity was less than the required $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years. The letter from NYSE Amex also stated that because our stock had been trading below $0.25 per share over the previous seven months, NYSE Amex deemed it appropriate for us to effect a reverse stock split in accordance with Section 1003(f)(v) of the Company Guide.

        In order to maintain our NYSE Amex listing, we submitted a plan on January 23, 2009 advising NYSE Amex what we intend to do to bring us into compliance with the continued listing standards identified above by June 23, 2010. On February 27, 2009, NYSE Amex notified us that it had accepted our plan for regaining compliance, and that our listing on NYSE Amex was being continued pursuant to an extension. We may be able to continue our listing during the plan period through June 23, 2010, subject to periodic review by NYSE Amex to determine if we are making progress consistent with the plan. If we do not regain compliance with Sections 1003(a)(ii) and (iii) by

June 23, 2010, or if we do not make progress consistent with the plan during the plan period, NYSE Amex may initiate delisting procedures.

        If we are delisted from NYSE Amex then our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board securities market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NYSE Amex could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

We may implement a reverse stock split, which will reduce our trading volume and may result in a decrease in our market capitalization.

        As discussed in the risk factor above, NYSE Amex deems it appropriate for us to implement a reverse stock split because our stock had been trading below $0.25 per share over a seven month period. At the annual meeting of stockholders held on May 13, 2009, the stockholders authorized a reverse stock split which, if implemented, will combine between two and fifteen shares of outstanding common stock into one share of new common stock. The reverse stock split may be implemented at any time until May 13, 2010 upon a determination by our board of directors that the reverse stock split is in the best interests of the company and its stockholders. If the board decides to proceed with the reverse split, the board will determine the exact reverse split ratio and effective date. If we do not complete a reverse stock split within a reasonable amount of time, NYSE Amex may consider suspending dealings in our common stock or initiate delisting procedures. In determining whether to proceed with the reverse split and setting the exact ratio of the split, the board will consider a number of factors, including additional funding requirements, the amount of our authorized but unissued common stock, market conditions, existing and expected trading prices of our common stock and NYSE Amex listing requirements. We anticipate that the reverse split, if the board determines to proceed with the reverse split, will be implemented in conjunction with an equity financing or other transaction. We believe it is likely that the per share market price of our common stock will increase after a reverse split. However, we cannot guarantee that our common stock price will increase, and even if it does, we cannot guarantee that the price increase:

•	will be proportionate to the reverse split ratio;

•	will last in the marketplace for any length of time;

•	will be sufficient to meet the listing requirements of NYSE Amex; or

•	will be sufficient to facilitate raising capital.

We have a limited operating history upon which to base an investment decision.

        Our operations to date have been primarily focused on acquiring, developing and securing our proprietary technology, conducting preclinical and clinical studies and formulating and manufacturing on a small-scale basis our principal product candidates. These operations provide a limited basis for stockholders to assess our ability to commercialize our product candidates.

        We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to conduct preclinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products, or having third parties formulate and manufacture products;

•	post-approval pharmacovigilance;

•	conducting sales and marketing activities, either alone or with a partner; and

•	obtaining additional capital.

        If we are unable to obtain regulatory approval of any of our product candidates, to successfully commercialize any products for which we receive regulatory approval or to obtain additional capital, we may not be able to recover our investment in our development efforts.

Development and commercialization of our product candidates involves a lengthy, complex and costly process, and we may never successfully develop or commercialize any product.

        Our product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them.

        We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large-scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our human clinical trials include:

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

        Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

•	submission to the FDA of an IND, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA; and

•	FDA review and approval of the NDA before any commercial marketing or sale.

        Satisfaction of FDA pre-market approval requirements for new drugs typically takes a number of years and the actual time required for approval may vary substantially based upon the type, complexity and novelty of the product or disease. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information. Once the submission has been accepted for filing, the FDA generally has ten months to review the application and respond to the applicant. The review process is often significantly extended by FDA requests for additional information or clarification.

Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical trials is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of the advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Therefore, our proposed products could take a significantly longer time than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our business and our liquidity would be adversely affected.

        Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved by the FDA. Once approved, the FDA may withdraw the product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the approved products in a larger number of patients than were required for product approval and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to seek injunctions, levy fines and civil penalties, criminal prosecution, withdraw approvals and seize products or request recalls.

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

        Regulatory approval for the marketing and sale of any of our product candidates does not assure the product’s commercial success. Any approved product will compete with other products manufactured and marketed by major pharmaceutical and other biotechnology companies. The degree of market acceptance of any such product will depend on a number of factors, including:

•	perceptions by members of the healthcare community, including physicians, about its safety and effectiveness;

•	cost-effectiveness relative to competing products and technologies;

•	availability of reimbursement for our products from third party payors such as health insurers, health maintenance organizations and government programs such as Medicare and Medicaid; and

•	advantages over alternative treatment methods.

        If any approved product does not achieve adequate market acceptance, our business, financial condition and results of operations will be adversely affected.

We rely on third parties to conduct clinical trials for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

        We rely on outside scientific collaborators such as researchers at clinical research organizations and universities in certain areas that are particularly relevant to our research and product development plans, such as the conduct of clinical trials and non-clinical tests. There is competition for these relationships, and we may not be able to maintain our relationships with them on acceptable terms. These outside collaborators generally may terminate their engagements with us at any time. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to conduct research on our product candidates and develop them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols or fail to meet expected deadlines, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be adversely affected.

Production and supply of our product candidates depend on contract manufacturers over whom we have no control.

        We do not have the facilities to manufacture bremelanotide, PL-3994 or PL-6983 or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s GMPs regulations. Failure of third-party manufacturers to comply with GMPs or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

        We are developing bremelanotide and PL-6983 for sexual dysfunction and PL-3994 for the treatment of heart failure and related indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

        Under our research collaboration and license agreement with AstraZeneca for our melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. If the results of development efforts are negative or inconclusive, AstraZeneca may decide to abandon further development of this program, including terminating the license agreement, by giving us notice of termination. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement.

Competing products and technologies may make our proposed products noncompetitive.

        There are a number of other products being developed for FSD and ED. In addition to three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED, there are other approved products and devices, and other products are being developed and are in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs, and to develop drugs for treatment of FSD.

        We are aware of one recombinant natriuretic peptide product for acutely decompensated congestive HF approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on other natriuretic peptide products are being conducted in the United States. In addition, other products for treatment of HF are either currently being marketed or in development.

        The biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to bremelanotide, PL-3994 and PL-6983. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than bremelanotide, PL-3994 or PL-6983. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Our ability to achieve revenues from the sale of our products in development will depend, in part, on our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers.

        Our ability to successfully commercialize our products in development will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products and related treatment. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. If we are able to obtain reimbursement, continuing efforts by governmental and third party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, legislative proposals to reform the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products in development. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

        The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry liability insurance as to certain clinical trial risks. We, or any corporate collaborators, may not in the future be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

We are highly dependent on our management team, senior research professionals and third-party contractors and consultants, and the loss of their services could materially adversely affect our business.

        We rely on our management team, our employees and various contractors and consultants to provide critical services. Our ability to execute our preclinical and clinical programs depends on our continued retention and motivation of our management and scientific personnel, including executive officers and senior members of research, development and management who possess significant technical expertise and experience and oversee our development programs. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors. If we lose the services of existing personnel or fail to attract new personnel, our development programs could be adversely affected. Competition for personnel is intense. In addition, we may need to hire additional personnel or consultants to increase our research and development activities if we decide to expand research and development on new product opportunities.

As of September 25, 2009, there were 19,046,381 shares of common stock underlying outstanding options, warrants and restricted stock units, and stockholders may experience dilution from the exercise of outstanding options and warrants and the vesting of restricted stock units.

As of September 25, 2009, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	221,106 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•	7,117,529 shares issuable on the exercise of warrants, at exercise prices ranging from $0.33 to $4.00 per share;

•	10,203,852 shares issuable on the exercise of stock options, at exercise prices ranging from $0.13 to $5.13 per share; and

•	1,725,000 shares issuable under restricted stock units that vest no later than March 26, 2010, subject to the fulfillment of service conditions.

        If the holders convert, exercise or receive those securities, or similar dilutive securities we may issue in the future, stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale substantially all of the underlying shares listed above. Holders of registered underlying shares could resell the shares immediately upon issuance, resulting in significant downward pressure on our stock.

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

        The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the U.S. and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

        For the 12 month period ended August 31, 2009, the price of our stock has been volatile, ranging from a high of $1.05 per share to a low of $0.06 per share.

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

        We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our charter documents may make a change in control or efforts to remove management more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. Under Section 203 of the Delaware General Corporation Law, a corporation may not engage in a business combination with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner.

        Our charter authorizes us to issue up to 10,000,000 shares of preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If we exercise this right, it could be more difficult for a third party to acquire a majority of our outstanding voting stock.

        In addition, our equity incentive plans generally permit us to accelerate the vesting of options and other stock rights granted under these plans in the event of a change of control. If we accelerate the vesting of options or other stock rights, this action could make an acquisition more costly.

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

Item 2. Properties.

        Our corporate offices and research and development facilities are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. We also lease 10,000 square feet of additional office space and 12,000 square feet of laboratory space in two other buildings in the same center under leases that expire in 2015 and 2012, respectively. The 10,000 square feet of additional office space is subleased to a third party under a sublease that expires in 2012. The leased properties are in good condition.

Item 3. Legal Proceedings.

        We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        Incorporated by reference to Item 4, Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the SEC on May 15, 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for the common stock on the NYSE Amex since July 1, 2007.

FISCAL YEAR ENDED JUNE 30, 2009	HIGH	LOW
Fourth Quarter	$0.37	$0.10
Third Quarter	0.14	0.06
Second Quarter	1.05	0.06
First Quarter	0.34	0.11

FISCAL YEAR ENDED JUNE 30, 2008	HIGH	LOW
Fourth Quarter	$0.29	$0.17
Third Quarter	0.46	0.20
Second Quarter	0.47	0.19
First Quarter	2.09	0.39

        Our common stock has been quoted on NYSE Amex under the symbol PTN since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

        Holders of common stock. On September 25, 2009, we had approximately 237 holders of record of common stock. On September 25, 2009, the closing sales price of our common stock as reported on the NYSE Amex was $0.34 per share.

        Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

        Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,997 shares on September 25, 2009, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

        Equity Compensation Plan Information. Reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report, which is incorporated here by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

        Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue on a straight-line basis over the related performance period. We estimate the performance period as the period in which we perform certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period that we perform the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature.

        The $10.0 million upfront payment received in January 2007 under the AstraZeneca agreement has been deferred and is being recognized as revenue on a straight-line basis over the maximum period during which we may perform research services under the agreement. If our estimated period of performance is reduced to less than the maximum, the amortization period for any remaining deferred revenue will also be reduced.

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

Stock-based Compensation

        The fair value of stock options granted has been calculated using the Black-Scholes option pricing model, which requires us to make estimates of expected volatility and expected option lives. We estimate these factors at the time of grant based on our own prior experience, public sources of information and information for comparable companies. The amount of recorded compensation related to an option grant is not adjusted for subsequent changes in these estimates or for actual experience. The amount of our recorded compensation is also dependent on our estimates of future option forfeitures and the probability of achievement of performance conditions. If we initially over-estimate future forfeitures, our reported expenses will be understated until such time as we adjust our estimate. Changes in estimated forfeitures will affect our reported expenses in the period of change and future periods.

        The amount and timing of compensation expense to be recorded in future periods related to grants of restricted stock units may be affected by employment terminations. As a result, stock-based compensation charges may vary significantly from period to period.

Results of Operations

Year Ended June 30, 2009 Compared to the Year Ended June 30, 2008:

        Revenue – For the fiscal year ended June 30, 2009 (fiscal 2009), we recognized $11.4 million in revenue compared to $11.5 million for the fiscal year ended June 30, 2008 (fiscal 2008). Revenue consisted of the following:

Fiscal 2009	Fiscal 2008	Revenue related to:

$11.4 million	$3.0 million	our license agreement with AstraZeneca

-	$8.2 million	bremelanotide for ED and FSD pursuant to our collaboration agreement with King, which was terminated effective December 2007

-	$0.3 million	NeutroSpec, pursuant to our collaboration agreement with Mallinckrodt.

        Revenue from AstraZeneca for fiscal 2009 and fiscal 2008 consists of $9.7 million and $1.3 million, respectively, of revenue related to our research services performed during those periods, and $1.7 million and $1.7 million, respectively, of revenue related to AstraZeneca’s up-front license fee. Currently, the research services obligation under our agreement with AstraZeneca expires in January 2010, subject to renewal. The fluctuation in revenue related to King reflects the recognition in fiscal 2008 of the remaining deferred license revenue pursuant to King’s up-front payment, based on the termination of our collaboration agreement with King. Contract revenue from Mallinckrodt, with whom we have a strategic collaboration agreement to develop NeutroSpec, primarily reflects Mallinckrodt’s share of the costs incurred in NeutroSpec development activities. There were no substantive development activities on NeutroSpec in fiscal 2009, and we do not anticipate any substantive development activities on NeutroSpec in the fiscal year ending June 30, 2010, though the agreement with Mallinckrodt has not been terminated. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of development milestones.

        Research and Development – Research and development expenses decreased to $13.4 million for fiscal 2009 compared to $21.2 million for fiscal 2008. The decrease is the result of the restructuring of our clinical-stage product portfolio and development programs and the reduction in workforce initiated in May 2008.

        Research and development expenses related solely to bremelanotide for ED and FSD decreased approximately $3.0 million, from $3.2 million in fiscal 2008 to $0.2 million for fiscal 2009. Similar to the recognition of license revenue explained above, we recognized $0.8 million in fiscal 2008 of recorded deferred costs based on the termination of our collaboration agreement with King.

        Research and development expenses related to our bremelanotide, PL-3994, PL-6983, obesity, NeutroSpec and other preclinical programs were $3.9 million for both fiscal 2009 and fiscal 2008. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies, a Phase 1 and a Phase 2A trial with PL-3994 and additional preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trial, preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

        The historical amounts of project spending above exclude general research and development spending, which decreased to $9.3 million for fiscal 2009 compared to $14.1 million for fiscal 2008. The decrease is primarily related to the reduction in workforce initiated in May 2008.

        Cumulative spending from inception to June 30, 2009 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity and other discovery programs) amounts to approximately $126.8 million, $55.5 million and $51.0 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A — Risk Factors.

        General and Administrative – General and administrative expenses decreased to $5.3 million for fiscal 2009 compared to $6.9 million for fiscal 2008. The decrease is primarily related to the reduction in workforce initiated in May 2008.

        Income Tax Benefit – Income tax benefits of $1.7 million in fiscal 2009 and $1.3 million in fiscal 2008 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

        During fiscal 2009, we used $5.4 million of cash for our operating activities, compared to $20.6 million used in fiscal 2008 and $22.1 million used in fiscal 2007. Net cash outflows from operations in fiscal 2009 were favorably impacted by the decrease in research and development expenses and the receipt of $6.6 million in additional payments from AstraZeneca. Net cash outflows from operations in fiscal 2007 were favorably impacted by the receipt of an up-front license payment of $10.0 million from AstraZeneca in January 2007. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

        In fiscal 2009, net cash provided by investing activities was $0.7 million, consisting mainly of the sale of property and equipment. In fiscal 2008, net cash used in investing activities was $1.3 million, consisting of $0.3 million used for the acquisition of capital equipment and $1.0 million used to purchase available-for-sale investments, compared to $0.9 million used for the acquisition of capital equipment during fiscal 2007.

        For fiscal 2009, net cash used in financing activities was $0.3 million, consisting entirely of payments on capital lease obligations. During fiscal 2008, net cash used in financing activities was $0.2 million, consisting of $0.3 million in payments on capital lease obligations partially offset by $0.1 million in proceeds from the exercise of common stock warrants. During fiscal 2007, net cash provided by financing activities was $26.0 million, primarily reflecting proceeds from the sale of common stock in a registered offering in February 2007.

        We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2009, our cash and cash equivalents were $4.4 million and our available-for-sale investments were $3.4 million.

        In August 2009, we sold 9,484,848 units in a registered direct offering for gross proceeds of $3.1 million. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $0.33 per share. Net proceeds to us, after offering costs, amounted to approximately $2.8 million.

        In September 2009, we signed an amendment to our collaboration agreement with AstraZeneca which provides for $5 million in payments to us, with an initial payment of $2.5 million payable on signing and the balance payable in the first quarter of calendar 2010.

        We believe that our cash, cash equivalents and available-for-sale investments as of June 30, 2009, together with proceeds from the August 2009 registered direct offering, expected receipts from the September 2009 amendment to our AstraZeneca agreement and other income, are adequate to fund operations through at least September 30, 2010. We will need additional funds to continue development of bremelanotide, PL-3994 and PL-6983, as well as our early stage research and discovery programs, and to fund operations after that date.

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

Off-Balance Sheet Arrangements

        None.

Contractual Obligations

        We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2009:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$7,092,802	$2,144,401	$4,192,515	$530,711	$225,175
Capital lease obligations	130,913	93,806	37,107	-	-
License agreements	225,000	15,000	30,000	30,000	150,000

Total contractual obligations	$7,448,715	$2,253,207	$4,259,622	$560,711	$375,175

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

        We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 28, 2009

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets

	June 30, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$4,378,662	$9,421,770
Available-for-sale investments	3,439,650	3,352,771
Accounts receivable	508,528	5,747
Prepaid expenses and other current assets	492,824	484,362
Total current assets	8,819,664	13,264,650

Property and equipment, net	3,650,783	5,128,076
Restricted cash	475,000	475,000
Other assets	254,364	257,198
Total assets	$13,199,811	$19,124,924

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$87,675	$263,128
Accounts payable	206,363	635,183
Accrued expenses	1,420,741	1,666,628
Accrued compensation	-	767,509
Deferred revenue	6,995,553	1,666,669
Total current liabilities	8,670,332	4,999,117

Capital lease obligations	33,954	121,629
Deferred rent	1,182,026	1,479,794
Deferred revenue	-	5,972,220
Total liabilities	9,886,312	12,572,760

Commitments and contingencies (Note 8)

Stockholders' equity:
Preferred stock of $0.01 par value - authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of June
30, 2009 and 2008, respectively	50	50
Common stock of $0.01 par value - authorized 150,000,000 shares;
issued and outstanding 86,662,901 and 85,524,077 shares as of June
30, 2009 and 2008, respectively	866,629	855,241
Additional paid-in capital	209,712,379	208,247,194
Accumulated other comprehensive income	116,111	29,117
Accumulated deficit	(207,381,670)	(202,579,438)
Total stockholders' equity	3,313,499	6,552,164
Total liabilities and stockholders' equity	$13,199,811	$19,124,924

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2009	2008	2007

REVENUES:	$11,351,774	$11,483,287	$14,405,665

OPERATING EXPENSES:
Research and development	13,356,751	21,187,762	36,913,739
General and administrative	5,296,859	6,928,295	7,293,091
Total operating expenses	18,653,610	28,116,057	44,206,830

Loss from operations	(7,301,836)	(16,632,770)	(29,801,165)

OTHER INCOME (EXPENSE):
Investment income	233,319	1,030,452	1,324,671
Interest expense	(26,159)	(73,495)	(53,339)
Gain on sale of property and equipment	550,968	-	-
Total other income, net	758,128	956,957	1,271,332

Loss before income taxes	(6,543,708)	(15,675,813)	(28,529,833)
Income tax benefit	1,741,476	1,291,444	778,308

NET LOSS	$(4,802,232)	$(14,384,369)	$(27,751,525)

Basic and diluted net loss per common share	$(0.06)	$(0.17)	$(0.36)

Weighted average number of common shares outstanding used in
computing basic and diluted net loss per common share	86,370,306	85,220,575	76,204,160

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, July 1, 2006	9,997	$100	70,878,521	$708,785	$178,089,176	$(54,736)	$(160,443,544)	$18,299,781
Sale of common shares, net of costs	-	-	13,750,000	137,500	25,372,402	-	-	25,509,902
Conversion of preferred shares	(5,000)	(50)	199,203	1,992	(1,942)	-	-	-
Exercise of options and warrants	-	-	299,191	2,992	688,976	-	-	691,969
Stock-based compensation	-	-	-	-	1,726,825	-	-	1,726,825
Comprehensive loss:
Unrealized loss on investments	-	-	-	-	-	(7,192)	-	(7,192)
Reclassification adjustment for realized
losses included in net loss	-	-	-	-	-	61,928	-	61,928
Net loss	-	-	-	-	-	-	(27,751,525)	(27,751,525)
Total comprehensive loss								(27,696,789)
Balance, June 30, 2007	4,997	50	85,126,915	851,269	205,875,438	-	(188,195,069)	18,531,688
Exercise of options and warrants	-	-	77,254	773	109,456	-	-	110,229
Stock-based compensation	-	-	319,908	3,199	2,262,300	-	-	2,265,499
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	29,117	-	29,117
Net loss	-	-	-	-	-	-	(14,384,369)	(14,384,369)
Total comprehensive loss								(14,355,252)
Balance, June 30, 2008	4,997	50	85,524,077	855,241	208,247,194	29,117	(202,579,438)	6,552,164
Stock-based compensation	-	-	1,138,824	11,388	1,465,185	-	-	1,476,573
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	86,994	-	86,994
Net loss	-	-	-	-	-	-	(4,802,232)	(4,802,232)
Total comprehensive loss								(4,715,238)
Balance, June 30, 2009	4,997	$50	86,662,901	$866,629	$209,712,379	$116,111	$(207,381,670)	$3,313,499

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,802,232)	$(14,384,369)	$(27,751,525)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,364,644	1,393,077	1,449,577
Gain on sale of property and equipment	(550,968)	-	-
Realized loss on investments	-	-	61,928
Stock-based compensation	1,476,573	2,265,499	1,726,825
Changes in operating assets and liabilities:
Accounts receivable	(502,781)	602,094	(538,250)
Prepaid expenses and other assets	(5,513)	1,115,350	673,991
Accounts payable	(428,820)	(485,711)	(1,972,068)
Accrued expenses and other liabilities	(1,311,164)	(1,414,834)	(2,300,113)
Deferred revenues	(683,336)	(9,669,031)	6,598,403
Net cash used in operating activities	(5,443,597)	(20,577,925)	(22,051,232)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	-	(1,000,012)	-
Sale of property and equipment	700,000	-	-
Purchases of property and equipment	(36,383)	(263,938)	(862,471)
Net cash provided by (used in) investing
activities	663,617	(1,263,950)	(862,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(263,128)	(294,199)	(173,764)
Proceeds from common stock, stock option
and warrant issuances	-	110,229	26,201,871
Net cash provided by (used in) financing
activities	(263,128)	(183,970)	26,028,107

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(5,043,108)	(22,025,845)	3,114,404

CASH AND CASH EQUIVALENTS, beginning
of year	9,421,770	31,447,615	28,333,211

CASH AND CASH EQUIVALENTS, end of year	$4,378,662	$9,421,770	$31,447,615

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$36,959	$58,495	$53,339
Equipment acquired under financing arrangements	-	186,989	316,862
Unrealized gain (loss) on available-for-sale
investments	86,994	29,117	(7,192)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Contents (Financial)

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

(1)   ORGANIZATION:

        Nature of Business - Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. Palatin has a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia-reperfusion injury, hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension and other cardiovascular diseases.

        The Company's products in development include bremelanotide and PL-6983, peptide melanocortin receptor agonists for treatment of sexual dysfunction, and PL-3994, an agonist peptide mimetic which binds to natriuretic peptide receptor A for treatment of heart failure. The Company has a licensing and research collaboration agreement with AstraZeneca AB (AstraZeneca) to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

        Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates the Company is developing; partially funding its development and discovery programs with the cash flow from the Company’s AstraZeneca collaboration agreement and any future agreements with other companies; and, depending on the availability of sufficient funding, expanding the Company’s pipeline by using its expertise in drug discovery technologies for melanocortin and natriuretic peptide receptor systems and acquiring synergistic products and technologies.

        Business Risk and Liquidity - The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2009 and incurred a net loss for fiscal 2009. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

        In August 2009, the Company sold 9,484,848 units in a registered direct offering for gross proceeds of $3,130,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $0.33 per share. Net proceeds to the Company, after offering costs, were approximately $2,800,000. The placement agent was also provided with a warrant to purchase 474,242 shares of common stock at an exercise price of $0.41 per share through November 27, 2012.

        In September 2009, the Company and AstraZeneca amended the collaboration agreement, which amended provides for $5 million in payments to the Company, with an initial payment of $2.5 million payable on signing and the balance payable in the first quarter of calendar 2010.

        The Company believes that its cash, cash equivalents and available-for-sale investments as of June 30, 2009, together with proceeds from the August 2009 registered direct offering and expected receipts from its AstraZeneca collaboration agreement and other income, are adequate to fund operations through at

Table of Contents (Financial)

least September 30, 2010. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available sources of public or private financing and sharing of development costs through collaborative agreements or other arrangements. Should appropriate sources of financing not be available, management will curtail operations and delay clinical trials and research activities until such time, if ever, as appropriate financing is available. There can be no assurance that the Company will be able to obtain financing when required, or that financing efforts will be successful.

        Concentrations - Concentrations in the Company's assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company's cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company's accounts receivable balance as of June 30, 2009 consists only of amounts due from AstraZeneca. Revenues from collaboration partners as a percentage of total revenues were as follows:

	Year Ended June 30,
	2009	2008	2007
AstraZeneca	100%	26%	9%
King Pharmaceuticals, Inc.	-	71%	90%
Mallinckrodt	-	3%	1%

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

        Investments – The Company classifies its investments as available-for-sale investments and all such investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related tax effect, if any, are generally excluded from earnings and are reported in accumulated other comprehensive income/loss until realized. Interest and dividends on securities classified as available-for-sale are included in investment income. Gains and losses are recorded in the statement of operations when realized or when unrealized holding losses are determined to be other than temporary, on a specific-identification basis.

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

Table of Contents (Financial)

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

        Stock-Based Compensation – The Company follows Statement of Financial Accounting Standards (SFAS) 123(R), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services and requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, based on the fair value of the equity or liability instruments issued, adjusted for estimated forfeitures.

        The Company accounts for awards granted to consultants in accordance with Emerging Issues Task Force (EITF) Issue 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and SFAS 123(R).

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

        In accordance with SFAS 109, “Accounting for Income Taxes,” the Company has recorded a valuation allowance against its deferred tax assets. The valuation allowance is based on management’s estimates and analysis.

        Net Loss per Common Share – Basic earnings per share (EPS) is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, including stock options and warrants, restricted stock units and shares of Series A Convertible Preferred Stock. For the years ended

Table of Contents (Financial)

June 30, 2009, 2008 and 2007, there were no dilutive effects of such securities as the Company incurred a net loss in each period. Common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 14,076,609, 13,941,595 and 16,512,769 as of June 30, 2009, 2008 and 2007, respectively.

        Recently Issued Accounting Pronouncements – In December 2007, the Financial Accounting Standards Board (FASB) issued EITF Issue 07-1, “Accounting for Collaborative Arrangements,” which applies to collaborative arrangements that are conducted by the participants without the creation of a separate legal entity for the arrangements and clarifies, among other things, how to determine whether a collaborative agreement is within the scope of this issue. EITF Issue 07-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF Issue 07-1 to have a material impact on its consolidated results of operations and financial position.

        In May 2009, the FASB issued SFAS 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 establishes that entities must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. The adoption of SFAS 165 did not have a material impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through September 28, 2009.

        In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which will be effective for the Company beginning July 1, 2009. The Financial Accounting Standards Board Accounting Standards Codification (the Codification) will officially become the single source of authoritative nongovernmental generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, EITF and related accounting literature. After that date, only one level of authoritative GAAP will exist. All other accounting literature will be considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. This will have an impact to the disclosures in the Company’s financial statements since all future references to authoritative accounting literature will be through the Codification.

(3)   AGREEMENT WITH ASTRAZENECA

        In January 2007, the Company entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the collaboration agreement was amended to include additional compounds and associated intellectual property developed by the Company. In December 2008, the collaboration agreement was further amended to include additional compounds and associated intellectual property developed by the Company and extended the research collaboration for an additional year through January 2010. In September 2009, the collaboration agreement was further amended to modify royalty rates and milestone payments. The collaboration is based on the Company’s melanocortin receptor obesity program and includes access to compound libraries, core technologies and expertise in melanocortin receptor drug discovery and development.

        In December 2008, the Company also entered into a clinical trial sponsored research agreement with AstraZeneca, under which the Company agreed to conduct a study of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of the clinical trial agreement, AstraZeneca will pay all costs associated with the study plus an additional $5,000,000 on achieving certain objectives. The Company recognized $7,632,136 as revenue in the year ended June 30, 2009 under the clinical trial sponsored research agreement. As part of the September 2009 amendment to the collaboration agreement, the Company agreed to conduct additional studies on the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters.

Table of Contents (Financial)

        The Company received an up-front payment of $10,000,000 from AstraZeneca upon execution of the collaboration agreement, and under the September 2009 amendment is eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company will receive royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company is providing research services to AstraZeneca through January 2010 at a contractual rate per full-time-equivalent employee.

        The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition pursuant to EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Accordingly, the up-front payment of $10,000,000 received by the Company is being recognized as revenue on a straight-line basis over the maximum period during which the Company may perform research services under the agreement. For the years ended June 30, 2009, 2008 and 2007, the Company recognized as revenue $1,666,667, $1,666,667 and $694,444, respectively, related to the up-front payment. The Company must continually evaluate the estimated remaining performance period, and has revised the estimated performance period based on the September 2009 amendment. Per-employee compensation from AstraZeneca for research services is recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the years ended June 30, 2009, 2008 and 2007 were $2,052,971, $1,250,000 and $520,833, respectively. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(4)   AGREEMENT WITH KING

        King Pharmaceuticals, Inc. (King) terminated, effective December 2007, a collaborative development and marketing agreement between the Company and King entered into in August 2004, relating to development and commercialization of bremelanotide for treatment of sexual dysfunction. As a result of the termination, Palatin solely owns all rights to bremelanotide. In connection with the termination of the agreement, for the year ended June 30, 2008, the Company recognized as revenue all remaining deferred up-front license fees received from King, together with associated deferred costs, in the amounts of $6,499,796 and $815,561, respectively. Prior to termination, deferred revenue was being recognized as revenue over the period of the Company’s performance during the anticipated development term of the agreement, with the Company recognizing for the year ended June 30, 2007 as revenue $2,808,441 of the deferred revenue. King retains Company common stock obtained upon entering into the agreement in August 2004 and pursuant to a September 2005 agreement.

(5)   INVESTMENTS

        The following table summarizes investments at June 30, 2009 and 2008:

Total carrying value as of June 30, 2009
Cost	$3,323,539
Gross unrealized gains	116,111
Gross unrealized losses	-
Fair value	$3,439,650

Total carrying value as of June 30, 2008
Cost	$3,323,654
Gross unrealized gains	29,117
Gross unrealized losses	-
Fair value	$3,352,771

Table of Contents (Financial)

        In September 2006, the FASB issued SFAS 157, “Fair Market Measurements,” which clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosure on fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years; however, the FASB did provide a one-year deferral for the implementation of SFAS 157 for certain non-financial assets and liabilities.

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

        The following table provides the Company’s assets and liabilities carried at fair value as of June 30, 2009:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)

Mutual funds	$3,439,650	$3,439,650	$-	$-

(6)   PROPERTY AND EQUIPMENT, NET

        Property and equipment, net, consists of the following:

	June 30, 2009	June 30, 2008
Office equipment	$1,662,830	$1,941,620
Laboratory equipment	4,130,247	4,112,908
Leasehold improvements	7,088,462	7,086,305
	12,881,539	13,140,833

Less: Accumulated depreciation and
amortization	(9,230,756)	(8,012,757)
	$3,650,783	$5,128,076

        The cost of assets acquired under capital leases was $941,974 as of June 30, 2009 and 2008, respectively. Accumulated amortization associated with assets acquired under capital leases was $552,157 and $375,446 as of June 30, 2009 and 2008, respectively.

(7)   ACCRUED EXPENSES

        Accrued expenses consist of the following:

	June 30, 2009	June 30, 2008
Clinical study costs	$300,776	$363,255
Other research related expenses	263,731	465,412
Deferred rent, current portion	356,012	470,830
Other	500,222	367,131
	$1,420,741	$1,666,628

(8)   COMMITMENTS AND CONTINGENCIES

        Leases – The Company currently leases facilities under three non-cancelable operating leases. Future minimum lease payments under these leases are as follows:

Table of Contents (Financial)

Year Ending June 30,
2010	$ 2,144,401
2011	2,196,655
2012	1,995,860
2013	294,376
2014	236,335
Thereafter	225,175
$ 7,092,802

        For the years ended June 30, 2009, 2008 and 2007, rent expense was $1,613,534, $1,650,273 and $1,657,842, respectively.

        Capital Leases – The Company has acquired certain of its laboratory equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2009 are as follows:

Year Ending June 30,
2010	93,806
2011	22,264
2012	14,843
130,913
Amount representing interest	(9,284)
Net	$ 121,629

        Employment Agreements – The Company has employment agreements with three executive officers which provide a stated annual compensation amount, subject to annual increases, and annual bonus compensation in an amount to be approved by the Company’s Board of Directors. Each agreement allows the Company or the employee to terminate the agreement in certain circumstances. In some circumstances, early termination by the Company may result in severance pay to the employee for a period of 18 to 24 months at the salary then in effect, continuation of health insurance premiums over the severance period and immediate vesting of all stock options and restricted stock units. Termination following a change in control will result in a lump sum payment of one and one-half to two times the salary then in effect and immediate vesting of all stock options and restricted stock units.

        License Agreements – The Company has license agreements related to NeutroSpec, a radiolabeled monoclonal antibody product for which the Company has suspended marketing, clinical trials and securing regulatory approvals, that require minimum annual payments of $15,000, royalty payments on commercial net sales and payments of up to $2,250,000 contingent on the achievement of specified cumulative net margins on sales. No royalty payments or other contingent amounts will be payable under these agreements unless the Company recommences sales and marketing of NeutroSpec. The Company does not reasonably expect to make any such contingent payments during the next twelve months.

        Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2009, 2008 and 2007, Company contributions amounted to $254,127, $341,997 and $211,778, respectively.

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

        On January 21, 2008, the Company entered into a settlement agreement and release with Competitive Technologies, Inc. (CTI), resolving all outstanding disputes between the Company and CTI. The license agreement between CTI and the Company was terminated, with the Company retaining all rights to bremelanotide and CTI retaining all rights to a peptide called variously MT-II or PT-14. The settlement agreement and release also includes mutual covenants not to sue and releases of all claims by

Table of Contents (Financial)

either party against the other based on, arising out of or in any way involving the subject matter of the license agreement. As part of the settlement, the Company remitted a one-time payment to CTI of $800,000 that was charged to general and administrative expense in the year ended June 30, 2008.

(9)   STOCKHOLDERS’ EQUITY

        Series A Convertible Preferred Stock – As of June 30, 2009, 4,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2009, the Series A Conversion Price is $2.51, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 40 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $499,700 in the aggregate as of June 30, 2009. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

        Common Stock Transactions – In February 2007, the Company completed the sale of 13,750,000 shares of common stock in a registered direct offering. Net proceeds to the Company, after costs of the offering, were approximately $25,500,000.

        Outstanding Stock Purchase Warrants – As of June 30, 2009, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
15,000	$ 2.82	December 11, 2012
3,293,591	2.88	April 17, 2011
15,000	4.00	December 15, 2010
3,323,591

        Stock Plan – The Company’s 2005 Stock Plan was initially approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 5,000,000 shares of common stock. On December 7, 2007, the Company received stockholder approval to increase the number of authorized shares available for grant to 10,000,000, and on May 13, 2009 the Company received stockholder approval to increase the number of authorized shares available for grant to 15,000,000. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of June 30, 2009, 6,001,285 shares were available for grant under the 2005 Stock Plan.

        The Company also has outstanding options that were granted under previous plans. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

Table of Contents (Financial)

        The following table summarizes option activity for the years ended June 30, 2009, 2008 and 2007:

	2009		2008		2007
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at
beginning of
year	6,543,453	$2.40	6,394,720	$2.89	5,659,302	$3.12
Granted	2,874,550	0.17	1,787,450	1.04	1,406,975	2.10
Forfeited	(270,969)	1.97	(1,381,538)	2.32	(260,520)	1.99
Exercised	-	-	-	-	(78,460)	1.48
Expired	(318,407)	3.19	(257,179)	4.82	(332,577)	4.52
Outstanding at end
of year	8,828,627	1.66	6,543,453	2.40	6,394,720	2.89
Exercisable at end
of year	5,463,802	2.31	4,392,852	2.93	4,549,759	3.18
Weighted
average grant-
date fair value
of options
granted during
the year		$0.14		$0.73		$1.52

        The following table summarizes options outstanding as of June 30, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end
of year	8,828,627	$1.66	6.3	$215,220
Options vested and
exercisable at end of year	5,463,802	$2.31	4.9	$61,360
Unvested options expected
to vest	3,176,220	$0.60	8.6	$142,133

        The intrinsic value of options exercised in the year ended June 30, 2007 was $64,395.

        The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2009, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 85%, 0%, 8.8 years and 3.8%, respectively. For grants during the year ended June 30, 2008, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 80%, 0%, 6.2 years and 3.7%, respectively. For grants during the year ended June 30, 2007, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 80%, 0%, 6.2 years and 4.9%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

        For the years ended June 30, 2009, 2008 and 2007, the Company recorded stock-based compensation related to stock options of $700,618, $1,016,579 and $1,223,481, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2009, there was $836,388 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.07 years.

Table of Contents (Financial)

        In July 2009, the Company granted 1,633,975 options to its non-employee directors, executive officers and employees.

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

        In March 2008, the Company’s Compensation Committee revised the vesting conditions of the above restricted stock units granted to the three executive officers. Under the revised conditions, the restricted stock units granted to each of the executive officers will vest on March 26, 2010, provided that each officer remains employed by Palatin through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The restricted stock units also require that each executive officer retain ownership of at least 33% of the vested stock for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. In addition to the original grant-date fair value of this award, the Company will recognize the incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 26, 2010, although the amount and timing may be affected by employment terminations. For the years ended June 30, 2009 and 2008, the Company recognized $606,531 and $705,250, respectively, of stock-based compensation expense related to these restricted stock units.

        In December 2008, the Company issued 750,000 restricted stock units to its executive officers under the Company’s 2005 Stock Plan. The restricted stock units vest on December 31, 2009, provided that the officer remains employed by the Company through such date, subject to earlier vesting in the event of a change in control or termination of employment other than voluntary or for cause. The Company is recognizing the fair value of the restricted stock units of $68,000 on a straight-line basis through December 31, 2009. For the year ended June 30, 2009, the Company recognized $36,346 of stock-based compensation expense related to these restricted stock units.

        In September 2007, the Company issued 1,573,915 restricted stock units under the Company’s 2005 Stock Plan as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. On September 30, 2008, after adjusting for forfeitures and early vesting due to involuntary position elimination, 1,138,824 shares of common stock vested. The Company amortized the fair value of these restricted stock units of $676,748 on a straight-line basis over a one-year period. For the years ended June 30, 2009 and 2008, the Company recognized $133,078 and $543,670, respectively, of stock-based compensation expense related to these restricted stock units.

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

Table of Contents (Financial)

        As of June 30, 2009, the Company had federal and state net operating loss carryforwards of approximately $186,000,000 and $99,000,000, respectively, which expire between 2010 and 2029 if not utilized. As of June 30, 2009, the Company had federal research and development credits of approximately $5,000,000 that will begin to expire in 2012, if not utilized.

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

        The Company’s net deferred tax assets are as follows:

	June 30, 2009	June 30, 2008
Net operating loss carryforwards	$70,810,000	$71,549,000
Research and development tax credits	5,288,000	4,997,000
Accrued expenses, deferred revenue and other	5,768,000	5,075,000
	81,866,000	81,621,000
Valuation allowance	(81,866,000)	(81,621,000)
Net deferred tax assets	$-	$-

        In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2009 and 2008. The valuation allowance for the years ended June 30, 2009, 2008 and 2007 increased by $245,000, $4,929,000 and $12,435,000, respectively, related primarily to additional net operating losses incurred by the Company and the tax treatment of certain deferred revenue.

        During the years ended June 30, 2009, 2008 and 2007, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,741,476, $1,291,444 and $778,308, respectively, in tax benefits.

(11) CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

        The following tables provide quarterly data for the years ended June 30, 2009 and 2008:

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(amounts in thousands, except per share data)
Total revenues	$4,228	$5,159	$1,211	$754
Total operating expenses	4,461	5,087	3,991	5,115
Total other income, net	32	26	622	78
Loss before income taxes	(201)	98	(2,158)	(4,283)
Income tax benefit	-	-	1,741	-
Net income (loss)	$(201)	$98	$(417)	$(4,283)
Basic and diluted net loss
per common share	$0.00	$0.00	$0.00	$(0.05)
Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	86,662,901	86,662,901	86,640,647	85,524,316

Table of Contents (Financial)

	Three Months Ended
	June 30, 2008	March 31, 2008	December 31, 2007	September 30, 2007
	(amounts in thousands, except per share data)
Total revenues	$1,015	$747	$743	$8,978
Total operating expenses	6,351	6,041	6,120	9,603
Total other income, net	94	183	302	378
Loss before income taxes	(5,242)	(5,111)	(5,075)	(247)
Income tax benefit	-	-	1,291	-
Net loss	$(5,242)	$(5,111)	$(3,784)	$(247)
Basic and diluted net loss
per common share	$(0.06)	$(0.06)	$(0.04)	$0.00
Weighted average number of
common shares outstanding
used in computing basic
and diluted net loss per
common share	85,297,321	85,204,169	85,204,169	85,177,298

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).  Controls and Procedures.

        Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

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

        Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.  Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

        The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on May 13, 2009.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	47	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D.	55	Director, chairman of the board of directors
Perry B. Molinoff, M.D.	69	Director
Robert K. deVeer, Jr. (1) (2) (3)	63	Director
Zola P. Horovitz, Ph.D. (1) (2) (3)	74	Director
Robert I. Taber, Ph.D. (1) (2)	73	Director
Errol De Souza, Ph.D. (2) (3)	55	Director
J. Stanley Hull	57	Director
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Corporate Governance Committee.

        CARL SPANA, Ph.D., co-founder of Palatin, has been our chief executive officer and president since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly-owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly-held pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of AVAX Technologies, Inc., a publicly-held life science company. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

        JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. He is a member of the board of the following publicly-held life science companies: Avigen, Inc., AVAX Technologies, Inc. and MediciNova, Inc. Currently he is the chairman of AVAX Technologies, Inc. and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

        PERRY B. MOLINOFF, M.D. has been a director since November 2001. He served as our executive vice president for research and development from September 2001 until November 3, 2003, when he resigned to accept a position as Vice Provost for Research at the University of Pennsylvania, which he held from November 2003 through September 2006. He is also a director of Cypress Bioscience, Inc., a publicly-held life science company. Dr. Molinoff has more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994, he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Myers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute's research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

        ROBERT K. deVEER, Jr. has been a director since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. He is also a director of Solutia Inc., a publicly-held chemical-based materials company. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group, at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.

        ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is also currently a director of the following publicly-held life science companies: BioCryst Pharmaceuticals, Inc., Avigen, Inc., DOV Pharmaceutical, Inc. and GenVec, Inc. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

        ROBERT I. TABER, Ph.D. has been a director since May 2001. Dr. Taber began his career in the pharmaceutical industry in 1962, holding a succession of positions within Schering Corporation's biological research group before leaving in 1982 as director of biological research. He has also held a number of increasingly important positions with DuPont Pharmaceuticals and the DuPont Merck Pharmaceutical Company, including director of pharmaceutical research, director of pharmaceutical and biotechnology research, vice president of pharmaceutical research and vice president of extramural research and development. From 1994 to 1998, Dr. Taber held the position of senior vice president of research and development at Synaptic Pharmaceuticals Corporation before founding Message Pharmaceuticals, Inc. in 1998, serving as president and chief executive officer until 2000. Dr. Taber earned his Ph.D. in pharmacology from the Medical College of Virginia.

        ERROL DE SOUZA, Ph.D. has been a director since April 2003. Dr. De Souza has nearly two decades of experience in the field of drug discovery and development. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president and chief executive officer and a director of Synaptic Pharmaceuticals. As a result of a merger effective March 2003, Synaptic Pharmaceuticals became a wholly-owned subsidiary of H. Lundbeck A/S, an international pharmaceutical company. Prior to that, Dr. De Souza held senior management positions with Aventis, and its predecessor company Hoechst Marion Roussel Pharmaceuticals, and was co-founder of Neurocrine Biosciences, Inc. He is currently a director of Archemix Corporation and Targacept, Inc., publicly-held life sciences companies, and Bionomics Limited, an Australian life science company publicly traded on the Australian Stock Exchange. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he received his postdoctoral fellowship in neuroscience from The Johns Hopkins University School of Medicine.

        J. STANLEY HULL has been a director since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals in August 2009, having previously served in the R&D organization of GlaxoSmithKline as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo

Wellcome Inc. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Director Independence

        The board of directors has determined that all of the directors and nominees except for Dr. Spana (our chief executive officer and president) are independent directors, as defined in Section 121A of the NYSE Amex original listing requirements.

The Board and Its Committees

        Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2009, the board met four times, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on May 13, 2009.

        Audit Committee. The Audit Committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The Audit Committee is currently composed of three non-employee directors, Mr. deVeer and Drs. Horovitz and Taber, all of whom are independent. The board has determined that the members of the Audit Committee are independent, as defined in Section 803 of the NYSE Amex Company Guide, and satisfy the requirements of the NYSE Amex as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is an audit committee financial expert as defined by the SEC. The responsibilities of the Audit Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com.

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

        The Compensation Committee does not have a written charter. The committee administers our 2005 Stock Plan, under which it may delegate to an officer its authority to grant stock options and rights to officers and employees, except that it cannot authorize an officer to make grants to himself. Our chief financial officer and our Director of Human Resources and Administration support the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace.

        Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees as described above, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. deVeer and Drs. Horovitz and De Souza, each of whom meets the independence requirements currently established by the NYSE Amex.

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

Code of Corporate Conduct and Ethics

        We have adopted a code of corporate conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE Amex permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	47	Chief executive officer, president, and director
Stephen T. Wills, MST, CPA	52	Chief financial officer and executive vice president of operations, secretary and treasurer
Trevor Hallam, Ph.D.	51	Executive vice president of research and development

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

Section 16(A) Beneficial Ownership Reporting Compliance

        The rules of the SEC require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors and officers. To the best of our knowledge, all of the filings for our directors and officers were made on a timely basis in fiscal 2009.

Item 11. Executive Compensation.

Summary Compensation Table

        The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer and our one other executive officer (our named executive officers) for our fiscal years ended June 30, 2009 and 2008. We have no non-equity incentive plan, no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock awards (2) ($)	Option awards (2) ($)	All other compen- sation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2009	390,000	25,000	245,397	106,404	9,750	776,551
chief executive
officer and president	2008	390,000	0	281,750	66,013	5,688	743,451

Stephen T. Wills,	2009	321,000	25,000	198,740	81,994	11,500	638,234
MST, CPA, chief
financial officer and	2008	321,000	0	217,000	52,811	14,700	605,511
executive vice
president of
operations

Trevor Hallam, Ph.D.,	2009	321,000	25,000	198,740	66,354	11,500	622,594
executive vice
president of research	2008	321,000	0	217,000	52,811	14,700	605,511
and development

(1)	2009 bonus amounts were paid on December 31, 2008. There were no bonuses awarded to any of our executive officers for fiscal 2008.

(2)	Amounts in these columns represent compensation expense which we recognized in the fiscal year shown. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(3)	Consists of matching contributions to 401(k) plan accounts.

Employment Agreements

        On June 5, 2007, we entered into employment agreements with Dr. Spana, Mr. Wills and Dr. Hallam, which continue through June 30, 2010 unless terminated earlier. Under these agreements, Dr. Spana is serving as chief executive officer and president at a current salary of $390,000 per year; Mr. Wills is serving as executive vice president of operations and chief financial officer at a current salary of $321,000 per year; and Dr. Hallam is serving as executive vice president of research and development at a current salary of $321,000 per year. Each agreement also provides for:

•	annual discretionary bonus compensation, in an amount to be decided by the Compensation Committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that we establish, to the extent the executive's position, tenure, salary, age, health and other qualifications make him eligible to participate.

The Compensation Committee awarded a discretionary bonus of $25,000 to each of our named executive officers in December 2008, but determined not to award any further discretionary bonuses to our named executive officers or to authorized any increase in our named executive officers’ salaries for fiscal 2009, based on events transpiring during fiscal 2009, including our financial condition and the decrease in our common stock price.

        Each agreement allows us or the executive to terminate the agreement upon written notice, and contains other provisions for termination by us for "cause," or by the employee for "good reason" or due to a "change in control" (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam). Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

Stock Option and Restricted Stock Unit Grants

        In October 2006, we granted 375,000, 300,000 and 300,000 restricted stock units to Dr. Spana, Mr. Wills and Dr. Hallam, respectively, which vest on March 26, 2010, provided that the executive remains employed by us through such date, subject to earlier vesting in the event of a change in control or termination of employment other than a voluntary termination or termination for cause. The restricted stock units also require that each executive retain ownership of at least 33% of the vested stock for the duration of the executive’s employment with us unless there is a change in control or for hardship as determined by the board of directors.

        In connection with the grant of the restricted stock units to our named executive officers in October 2006, we determined at that time that the named executive officers would not receive any further stock options or stock awards during the remainder of fiscal year 2007 or the next three fiscal years thereafter, subject, however, to annual review by the Compensation Committee, which is authorized to make additional grants if warranted based on market conditions, our common stock price, the need to retain our executive officers and the interests of our stockholders. In fiscal year 2009, the Compensation Committee determined that additional equity grants were necessary in order to motivate and retain our named executive officers. Effective July 1, 2008, Dr. Spana, Mr. Wills and Dr. Hallam were granted options to purchase 250,000, 200,000 and 200,000 shares of common stock, respectively, which options vest over four years. On December 10, 2008, Dr. Spana, Mr. Wills and Dr. Hallam were awarded restricted stock units as to 250,000 shares of common stock each, which restricted stock units will vest on December 31, 2009, provided that the executive remains employed by us through such date, subject to earlier vesting in the event of a change in control or termination of employment other than a voluntary termination or termination for cause. In fiscal year 2008, the Compensation Committee determined that additional stock option grants were necessary in order to motivate and retain our named executive officers, and on March 26, 2008, Dr. Spana, Mr. Wills and Dr. Hallam were granted options to purchase 375,000, 300,000 and 300,000 shares of common stock, respectively. Twenty-five percent of the shares underlying each option were granted at an exercise price in excess of the fair market value on the date of grant in order to incentivize the executive to improve our financial condition.

Outstanding Equity Awards at 2009 Fiscal Year-End

        The following table summarizes all of the outstanding equity awards granted to our named executive officers as of June 30, 2009, the end of our fiscal year.

		Number of	Number of
		securities	securities			Number	Market value
	Option or	underlying	underlying			of shares or	of shares or
	stock	unexercised	unexercised	Option		units of stock	units of stock
	award	options	options	exercise	Option	that have not	that have not
	grant	(#)	(#)	price	expiration	vested	vested
Name	date	exercisable	unexercisable	($)	date	(#)	($) (3)

Carl Spana	07/08/99	75,000	0	4.875	07/08/09
	10/05/99	150,000	0	3.0625	10/05/09
	08/01/00	140,000	0	5.125	08/01/10
	10/01/01	100,000	0	3.19	10/01/11

		Number of	Number of
		securities	securities			Number	Market value
	Option or	underlying	underlying			of shares or	of shares or
	stock	unexercised	unexercised	Option		units of stock	units of stock
	award	options	options	exercise	Option	that have not	that have not
	grant	(#)	(#)	price	expiration	vested	vested
Name	date	exercisable	unexercisable	($)	date	(#)	($) (3)

	12/11/02	100,000	0	2.00	12/11/12
	07/16/03	100,000	0	3.24	07/16/13
	07/01/05	56,250	18,750	3.75	07/01/15
	07/01/05	83,000	0	1.75	07/01/15
	10/06/06	62,500	62,500	2.49	10/06/16
	10/06/06					375,000	93,750
	03/26/08	70,312	210,938	0.28	03/26/18
	03/26/08	11,718	35,157	0.50	03/26/18
	03/26/08	11,718	35,157	0.66	03/26/18
	07/01/08	0	250,000	0.18	07/01/88
	12/10/08					250,000	62,500

Stephen T. Wills	07/08/99	50,000	0	4.875	07/08/09
	10/05/99	150,000	0	3.0625	10/05/09
	08/01/00	65,000	0	5.125	08/01/10
	10/01/01	70,000	0	3.19	10/01/11
	12/11/02	80,000	0	2.00	12/11/12
	07/16/03	80,000	0	3.24	07/16/13
	07/01/05	37,500	12,500	3.75	07/01/15
	07/01/05	73,000	0	1.75	07/01/15
	10/06/06	50,000	50,000	2.49	10/06/16
	10/06/06					300,000	75,000
	03/26/08	56,250	168,750	0.28	03/26/18
	03/26/08	9,375	28,125	0.50	03/26/18
	03/26/08	9,375	28,125	0.66	03/26/18
	07/01/08	0	200,000	0.18	07/01/88

		Number of	Number of
		securities	securities			Number	Market value
	Option or	underlying	underlying			of shares or	of shares or
	stock	unexercised	unexercised	Option		units of stock	units of stock
	award	options	options	exercise	Option	that have not	that have not
	grant	(#)	(#)	price	expiration	vested	vested
Name	date	exercisable	unexercisable	($)	date	(#)	($) (3)

	12/10/08					250,000	62,500

Trevor Hallam	05/09/05	350,000	0	1.99	05/09/15
	10/06/06	50,000	50,000	2.49	10/06/16
	10/06/06					300,000	75,000
	03/26/08	56,250	168,750	0.28	03/26/18
	03/26/08	9,375	28,125	0.50	03/26/18
	03/26/08	9,375	28,125	0.66	03/26/18
	07/01/08	0	200,000	0.18	07/01/88
	12/10/08					250,000	62,500

(1)	Stock option vesting schedules: all options granted before July 1, 2005 have fully vested. Options granted on or after July 1, 2005 have the following vesting schedules:

Grant date:	Exercise Price:	Vesting schedule:
07/01/05	$3.75	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date
07/01/05	$1.75	vested over three years with 1/4 of the shares vesting on the grant date and 1/4 of the shares vesting each year thereafter starting on the first anniversary of the grant date
10/06/06	$2.49	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date
03/26/08	$0.28, $0.50 and $0.66	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date
07/01/08	$0.18	vests over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date

(2)	Stock awards consist of restricted stock units granted on October 6, 2006 which vest on March 26, 2010 and restricted stock units granted on December 10, 2008 which vest on December 31, 2009, provided that the named executive officer remains continuously employed by us through such dates, and which provide for accelerated vesting on a “change in control” or termination of employment other than for “cause” or at the election of the named executive officers (as these terms are defined in employment agreements with the named executive officers). If the named executive officer is terminated for cause or voluntarily terminates employment, all unvested restricted stock units are immediately forfeited.

(3)	Calculated by multiplying the number of restricted stock units by $0.25, the closing market price of our common stock on June 30, 2009, the last trading day of our most recently completed fiscal year.

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

        Termination Without Severance Compensation. Regardless of whether there has been a change in control, if we terminate employment for cause or the executive terminates employment without good reason (as those terms are defined in the employment agreement and set forth below), then the executive receives only his accrued salary and vacation benefits through the date of termination. He may also elect to receive medical and dental benefits pursuant to COBRA for up to eighteen months, but must remit the cost of coverage to us. Under the terms of our outstanding options and restricted stock units, all unvested options and restricted stock units would terminate immediately, and vested options would be exercisable for three months after termination.

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

        Option Vesting Upon a Change in Control. A change in control by itself does not change compensation or benefits while the employment agreement remains in effect. However, if any options are to be terminated in connection with a change in control, those options will vest in full immediately before the change in control. Definitions. Under the employment agreements, a “change in control,” “cause” and “good reason” are defined as follows:

        A “change in control” occurs when:

(a)	some person or entity acquires more than 50% of the voting power of our outstanding securities;

(b)	the individuals who, during any twelve month period, constitute our board of directors cease to constitute at least a majority of the board of directors;

(c)	we enter into a merger or consolidation; or

(d)	we sell substantially all our assets.

        The term "cause" means:

(a)	the occurrence of (i) the executive's material breach of, or habitual neglect or failure to perform the material duties which he is required to perform under, the terms of his employment agreement; (ii) the executive's material failure to follow the reasonable directives or policies established by or at the direction of our board of directors; or (iii) the executive's engaging in conduct that is materially detrimental to our interests such that we sustain a material loss or injury as a result thereof, provided that the breach or failure of performance is not cured, to the extent cure is possible, within ten days of the delivery to the executive of written notice thereof;

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

        The term “good reason” means the occurrence of any of the following, with our failure to cure such circumstances within 30 days of the delivery to us of written notice by the executive of such circumstances:

(a)	any material adverse change in the executive's duties, authority or responsibilities, which causes the executive's position with us to become of significantly less responsibility, or assignment of duties and responsibilities inconsistent with the executive's position;

(b)	a material reduction in the executive’s salary;

(c)	our failure to continue in effect any material compensation or benefit plan in which the executive participates, unless an equitable arrangement has been made with respect to such plan, or our failure to continue the executive's participation therein (or in a substitute or alternative plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of the executive's participation relative to other participants;

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

Director Compensation

        The following table sets forth the compensation we paid to all directors during fiscal 2009, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Director Compensation in Fiscal 2009

Name	Fees earned or paid in cash ($)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	60,000	21,151	81,151
Perry B. Molinoff, M.D.	30,000	11,921	41,921
Robert K. deVeer, Jr.	34,000	11,921	45,921
Zola P. Horovitz, Ph.D.	30,000	11,921	41,921
Robert I. Taber, Ph.D.	32,000	11,921	43,921

Errol De Souza, Ph.D.	30,000	11,921	41,921
J. Stanley Hull	30,000	19,267	49,267
(1) Amounts in this column represent compensation expense which we recognized in fiscal 2009. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.
(2) The aggregate number of shares underlying option awards outstanding at June 30, 2009 for each director was:

Dr. Prendergast	761,000
Dr. Molinoff	524,583
Mr. deVeer	448,533
Dr. Horovitz	355,000
Dr. Taber	350,000
Dr. De Souza	308,750
Mr. Hull	266,667

        Non-employee directors' option grants. Non-employee directors receive an annual option grant on the first day of each fiscal year. On July 1, 2008, the first day of our last completed fiscal year, the chairman of the board received an option to purchase 75,000 shares of common stock and each other non-employee director received an option to purchase 40,000 shares of common stock. All of these options have an exercise price of $0.18 per share, the closing price of our common stock on the date of grant, vested in twelve monthly installments beginning July 31, 2008, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

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

        On July 1, 2009, the first day of the current fiscal year, the chairman of the board received an option to purchase 60,000 shares of common stock and each other non-employee director received an option to purchase 40,000 shares of common stock. All of these options have an exercise price of $0.28 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning July 31, 2009, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

        In addition to the annual option grant, on July 1, 2009, as compensation for consulting services rendered in addition to his services as a director, Mr. deVeer received an option to purchase 35,000 shares of common stock at an exercise price $0.28 per share, the closing price of our common stock on the date of grant, which option vests in four annual installments on the anniversary of the date of grant, expires ten years from the date of grant and provides for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Securities authorized for issuance under equity compensation plans. The table below provides information on our equity compensation plans as of June 30, 2009:

Equity Compensation Plan Information as of June 30, 2009
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security
holders	10,553,627	$ 1.39	6,001,285

Equity compensation plans
not approved by security
holders	30,000	$ 3.41	0

Total	10,583,627	$ 1.40	6,001,285

We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders.

•	Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000 - provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $4.00 per share, with an expiration date of December 15, 2010.

•	Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002 - provided common stock purchase warrants to a technology licensor to purchase 15,000 shares at $2.82 per share, with an expiration date of May 13, 2012.

        Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 25, 2009, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 25, 2009. See the footnotes for more detailed explanations of the holdings. To our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

        The common stock has one vote per share and the Series A preferred stock has approximately 44.25 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 25, 2009, on which date 96,155,249 shares of common stock and 4,997 shares of Series A preferred stock were outstanding.

        The address for all members of our management is c/o Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power
Common	Carl Spana, Ph.D.	1,040,673(1)	1.1%	*
Common	Stephen T. Wills	796,500(2)	*	*
Common	Trevor Hallam, Ph.D.	552,500(3)	*	*
Common	John K.A. Prendergast, Ph.D.	601,173(4)	*	*
Common	Perry B. Molinoff, M.D.	435,416(5)	*	*
Common	Robert K. deVeer, Jr.	340,366(6)	*	*
Common	Zola P. Horovitz, Ph.D.	260,833(7)	*	*
Common	Robert I. Taber, Ph.D.	255,833(8)	*	*
Common	Errol De Souza, Ph.D.	209,583(9)	*	*
Common	J. Stanley Hull	167,500(10)	*	*
	All current directors and executive officers as a group	4,660,377(11)	4.6%	*
(ten persons)

______________________
        *Less than one percent.

(1)	Includes 998,000 shares which Dr. Spana has the right to acquire under options. Does not include 625,000 shares issuable on vesting of restricted stock units.

(2)	Includes 768,000 shares which Mr. Wills has the right to acquire under options. Does not include 550,000 shares issuable on vesting of restricted stock units.

(3)	Includes 550,000 shares which Dr. Hallam has the right to acquire under options. Does not include 550,000 shares issuable on vesting of restricted stock units.

(4)	Includes 583,500 shares which Dr. Prendergast has the right to acquire under options.

(5)	Includes 425,416 shares which Dr. Molinoff has the right to acquire under options.

(6)	Includes 339,366 shares which Mr. deVeer has the right to acquire under options.

(7)	Includes 255,833 shares which Dr. Horovitz has the right to acquire under options.

(8)	Includes 250,833 shares which Dr. Taber has the right to acquire under options.

(9)	Comprised of shares which Dr. De Souza has the right to acquire under options.

(10)	Comprised of shares which Mr. Hull has the right to acquire under options.

(11)	Includes 4,548,031 shares which directors and officers have the right to acquire under options. Does not include 1,725,000 shares issuable on vesting of restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power

Common	BAM Opportunity Fund, L.P. (1)	9,484,848	9.9%	9.9%
	c/o BAM Capital, LLC
	44 Wall Street, Suite 1603
	New York, NY 10005

Common	King Pharmaceuticals, Inc.	5,675,471	5.9%	5.9%
	501 Fifth Street
	Bristol, TN 37620

Series A	Tokenhouse PTE LTD	667	13.3%	*
Preferred	9 - 11 Reitergasse
	Zurich 8027
	Switzerland

Series A	Steven N. Ostrovsky	500	10.0%	*
Preferred	43 Nikki Ct.
	Morganville, NJ 07751

Series A	Thomas L. Cassidy IRA Rollover	500	10.0%	*
Preferred	38 Canaan Close
	New Canaan, CT 06840

Series A	Jonathan E. Rothschild	500	10.0%	*
Preferred	300 Mercer St., #28F
	New York, NY 10003

Series A	103336 Canada Inc.	300	6.0%	*
Preferred	168 Forest Hill Rd.
	Toronto, Ontario, M5P2M9
	Canada

Series A	Arthur J. Nagle	250	5.0%	*
Preferred	19 Garden Avenue
	Bronxville, NY 10708

Series A	Thomas P. and Mary E. Heiser, JTWROS	250	5.0%	*
Preferred	10 Ridge Road
	Hopkinton, MA 01748

Series A	Carl F. Schwartz	250	5.0%	*
Preferred	31 West 87th St.
	New York, NY 10016

Series A	Michael J. Wrubel	250	5.0%	*
Preferred	3650 N. 36 Avenue, #39
	Hollywood, FL 33021

Series A	Myron M. Teitelbaum, M.D.	250	5.0%	*
Preferred	175 Burton Lane
	Lawrence, NY 11559

Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class	Percent of Voting Power

Series A	Laura Gold Galleries Ltd. Profit Sharing Trust	250	5.0%	*
Preferred	Park South Gallery at Carnegie Hall
	154 West 57th Street, Suite 114
	New York, NY 10019-3321

Series A	Laura Gold	250	5.0%	*
Preferred	180 W. 58th Street
	New York, NY 10019

______________________
        *Less than one percent.

(1)	Based solely on information contained in a Schedule 13G filed with the SEC on August 17, 2009 by BAM Opportunity Fund, L.P., BAM Capital, LLC, BAM Management, LLC, Hal Mintz and Ross Berman to report shares directly owned by BAM Opportunity Fund, L.P. as of that date, and the percentage beneficially owned was determined based on the shares outstanding as of that date. Does not include warrants to purchase 3,391,697 shares of common stock held by BAM Opportunity Fund, L.P., which warrants contain a contractual provision that disallows their exercise to the extent that BAM Opportunity Fund, L.P. and its affiliates would, as a result of such exercise, beneficially own more than 4.9% of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. Since July 1, 2008, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

        KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2009 and fiscal 2008.

        Audit Fees. For fiscal 2009, we anticipate that KPMG will bill us a total of $210,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2008, the total billed for the same services was of $233,000.

        Audit-Related Fees. For fiscal 2009 and 2008, KPMG did not perform or bill us for any audit-related services.

        Tax Fees. For fiscal 2009, we anticipate that KPMG will bill us a total of $15,500 for professional services rendered for tax compliance. For fiscal 2008, KPMG billed us $15,500 for professional services rendered for tax compliance.

        All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2009 and 2008.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)   Documents filed as part of the report:

        1. Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

—	Report of Independent Registered Public Accounting Firm

—	Consolidated Balance Sheets

—	Consolidated Statements of Operations

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

—	Consolidated Statements of Cash Flows

—	Notes to Consolidated Financial Statements

        2. Financial statement schedules: None.

        3. Exhibits:

No.	Description

3.01	Restated certificate of incorporation. *

3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.

4.01	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

4.02	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

10.01	1996 Stock Option Plan, as amended. * †

10.02	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended Annual Report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.04	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.05	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.06	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.07	Form of Incentive Stock Option Agreement — Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

No.	Description

10.08	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.09	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.10	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.11	Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. †

10.12	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.13	Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.14	Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.15	Employment Agreement dated as of June 5, 2007, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.16	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.17	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.18	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.19	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.20	2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.21	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.22	Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.23	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

No.	Description

10.24	First Amendment dated June 27, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 29, 2008. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.25	Second Amendment dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.26	Clinical Trial Sponsored Research Agreement dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.27	Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. †

10.28	Form of securities purchase agreement for our August 2009 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 28, 2009
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 28, 2009
Stephen T. Wills	(principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 28, 2009
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 28, 2009
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 28, 2009
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 28, 2009
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 28, 2009
Robert I. Taber

/s/ Errol De Souza	Director	September 28, 2009
Errol De Souza

/s/ J. Stanley Hull	Director	September 28, 2009
J. Stanley Hull

EXHIBIT LIST

3.01	Restated certificate of incorporation. *

3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.

4.01	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

4.02	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

10.01	1996 Stock Option Plan, as amended. * †

10.02	Strategic Collaboration Agreement dated as of August 17, 1999, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.21 of our amended Annual Report on Form 10-KSB/A for the year ended June 30, 1999, filed with the SEC on December 28, 1999.

10.03	Amendment To Strategic Collaboration Agreement dated as of May 13, 2002 between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the SEC on May 15, 2002. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.04	Securities Purchase Agreement between Palatin and King Pharmaceuticals, Inc. Incorporated by reference to Exhibit 10.27 of our Annual Report on Form 10-K for the year ended June 30, 2004, filed with the SEC on September 13, 2004. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.05	Amendment to Strategic Collaboration Agreement dated as of October 1, 2005, between Palatin and Mallinckrodt, Inc. Incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed with the SEC on November 8, 2005. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.06	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.07	Form of Incentive Stock Option Agreement — Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.08	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.09	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.10	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.

10.11	Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. †

10.12	Research Collaboration and License Agreement dated January 30, 2007, between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, filed with the SEC on February 8, 2007. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.13	Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.45 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.14	Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.46 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.15	Employment Agreement dated as of June 5, 2007, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.47 of our Annual Report on Form 10-K for the year ended June 30, 2007, filed with the SEC on September 13, 2007. †

10.16	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.17	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.18	First Amendment to the Employment Agreement dated as of June 5, 2007 between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.19	Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.20	2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.21	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.22	Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.23	Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.24	First Amendment dated June 27, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended June 30, 2008, filed with the SEC on September 29, 2008. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.25	Second Amendment dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.26	Clinical Trial Sponsored Research Agreement dated December 5, 2008 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.27	Form of Executive Officer Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 13, 2009. †

10.28	Form of securities purchase agreement for our August 2009 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

___________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.