Form 10-Q
period 2009-12-31
PALATIN TECHNOLOGIES INC
filed 2010-02-16
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543
________________________

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

As of February 11, 2010, 96,736,949 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.                        Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 3,922,685	$ 4,378,662
Available-for-sale investments	3,431,724	3,439,650
Accounts receivable	892,587	508,528
Other receivables	1,319,591	-
Prepaid expenses and other current assets	290,387	492,824
Total current assets	9,856,974	8,819,664

Property and equipment, net	2,983,994	3,650,783
Restricted cash	475,000	475,000
Other assets	254,206	254,364
Total assets	$ 13,570,174	$ 13,199,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 20,307	$ 87,675
Accounts payable	305,173	206,363
Accrued expenses	1,164,904	1,420,741
Deferred revenue	-	6,955,553
Total current liabilities	1,490,384	8,670,332

Capital lease obligations	24,372	33,954
Deferred rent	931,318	1,182,026
Total liabilities	2,446,074	9,886,312

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of December 31, 2009 and June 30, 2009, respectively	50	50
Common stock of $.01 par value – authorized 150,000,000 shares; issued and outstanding 96,214,999 and 86,662,901 shares as of December 31, 2009 and June 30, 2009, respectively	962,150	866,629
Additional paid-in capital	212,970,575	209,712,379
Accumulated other comprehensive income	108,185	116,111
Accumulated deficit	(202,916,860)	(207,381,670)
Total stockholders’ equity	11,124,100	3,313,499
Total liabilities and stockholders’ equity	$ 13,570,174	$ 13,199,811

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

REVENUES	$ 7,283,299	$ 1,211,405	$ 10,945,918	$ 1,965,251

OPERATING EXPENSES:
Research and development	2,712,871	2,839,451	5,382,435	6,497,450
General and administrative	1,134,963	1,151,475	2,288,694	2,608,323
Total operating expenses	3,847,834	3,990,926	7,671,129	9,105,773

Income/(Loss) from operations	3,435,465	(2,779,521)	3,274,789	(7,140,522)

OTHER INCOME/ (EXPENSE):
Investment income	70,317	77,236	103,629	160,216
Interest expense	(2,315)	(7,524)	(7,016)	(12,018)
Gain on sale of supplies and equipment	-	550,968	95,000	550,968
Total other income, net	68,002	620,680	191,613	699,166

Income/(Loss) before income taxes	3,503,467	(2,158,841)	3,466,402	(6,441,356)
Income tax benefit	998,408	1,741,476	998,408	1,741,476

NET INCOME/(LOSS)	$ 4,501,875	$ (417,365)	$ 4,464,810	$ (4,699,880)

Basic net income/(loss) per common share	$ 0.04	$ 0.00	$ 0.04	$ (0.05)

Diluted net income/(loss) per common share	$ 0.04	$ 0.00	$ 0.04	$ (0.05)

Weighted average number of common shares outstanding used in computing basic net income/(loss) per common share	96,169,542	86,640,647	93,737,883	86,082,481
Weighted average number of common shares outstanding used in computing diluted net income/(loss) per common share	96,645,078	86,640,647	94,176,625	86,082,481

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)	$ 4,464,810	$ (4,699,880)
Adjustments to reconcile net income/(loss) to net cash
used in operating activities:
Depreciation and amortization	666,789	671,749
Gain on sale of supplies and equipment	(95,000)	(550,968)
Stock-based compensation	635,108	824,658
Changes in operating assets and liabilities:
Accounts receivable	(1,382,467)	(4,894,739)
Prepaid expenses and other assets	202,595	138,020
Accounts payable	98,810	(290,736)
Accrued expenses and other liabilities	(506,545)	(1,265,066)
Deferred revenues	(7,276,736)	3,266,667
Net cash used in operating activities	(3,192,636)	(6,800,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	95,000	500,000
Purchases of property and equipment	-	(29,032)
Net cash provided by investing activities	95,000	470,968

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(76,950)	(139,077)
Payment of withholding taxes related to restricted stock units	(84,379)	-
Proceeds from sale of common stock and warrants and exercise of common stock options	2,802,988	-
Net cash provided by (used in) financing activities	2,641,659	(139,077)

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(455,977)	(6,468,404)

CASH AND CASH EQUIVALENTS, beginning
of period	4,378,662	9,421,770

CASH AND CASH EQUIVALENTS, end of period	$ 3,922,685	$ 2,953,366

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 7,016	$ 18,018
Unrealized gain (loss) on available-for-sale investments	$ (7,926)	$ 22,303

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(1)           ORGANIZATION:

Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. Palatin has a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, ischemia-reperfusion injury, hemorrhagic shock and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension, acute asthma and other cardiovascular diseases.

The Company’s products in development include bremelanotide and PL-6983, peptide melanocortin receptor agonists for treatment of sexual dysfunction, and PL-3994, an agonist peptide mimetic which binds to natriuretic peptide receptor A for treatment of heart failure. The Company has an exclusive global licensing and research collaboration agreement with AstraZeneca AB (AstraZeneca) to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2009 and despite reporting a net income for the three and six months ended December 31, 2009, the Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company believes that its cash, cash equivalents, accounts receivable and available-for-sale investments as of December 31, 2009, together with the additional receipts from our agreement with AstraZeneca and other income, are adequate to fund operations through at least September 30, 2010. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available sources of public or private financing and sharing of development costs through collaborative agreements or other arrangements. Should appropriate sources of financing not be available, management will curtail operations and delay clinical trials and research activities until such time, if ever, as appropriate financing is available. There can be no assurance that the Company will be able to obtain financing when required, or that financing efforts will be successful.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of December 31, 2009 consists of amounts due from AstraZeneca. For the three and six months ended December 31, 2009 and 2008, 100% of revenues were from AstraZeneca.

 (2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2009, and its results of operations and its cash flows for the three and six months ended December 31, 2009 and 2008. The results of operations for the three and six month periods ended December 31, 2009 may not necessarily be indicative of the results of operations expected for the full year, specifically that the Company expects to incur a significant loss for the fiscal year ending June 30, 2010.

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

During the three months ended December 31, 2009 and 2008, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $998,408 and $1,741,476, respectively, in tax benefits. The proceeds of $998,408 from the sale of net operating loss carryforwards were received in January 2010, and were included in other receivables as of December 31, 2009.

Net Income/(Loss) per Common Share – Basic and diluted net earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” In June 2008 the FASB issued guidance stating that nonvested share-based payment awards that include nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. The Company adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective July 1, 2009.

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The other outstanding share-based compensation awards do not include nonforfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS did not change the basic and diluted EPS for the three and six month period ended December 31, 2008. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS reduced the basic and diluted EPS by $0.01 for the three and six month period ended December 31, 2009.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income/(loss) per common share – Basic:
Net income/(loss)	$ 4,501,875	$ (417,365)	$ 4,464,810	$ (4,699,880)
Net income allocated to Series A Preferred Shares	(508,876)	-	(508,791)	-
Net income/(loss) available to common stockholders	$ 3,992,999	$ (417,365)	$ 3,956,019	$ (4,699,880)
Weighted average common shares outstanding	96,169,542	86,640,647	93,737,883	86,082,481
Net income/(loss) per common share – Basic	$ 0.04	$ 0.00	$ 0.04	$ (0.05)

Net income/(loss) per common share – Diluted:
Net income/(loss)	$ 4,501,875	$ (417,365)	$ 4,464,810	$ (4,699,880)
Net income allocated to Series A Preferred Shares	(508,876)	-	(508,791)	-
Net income/(loss) available to common stockholders	$ 3,992,999	$ (417,365)	$ 3,956,019	$ (4,699,880)
Weighted average common shares outstanding	96,169,542	86,640,647	93,737,883	86,082,481
Dilutive securities	475,536	-	438,742	-
Weighted average common and dilutive shares outstanding	96,645,078	86,640,647	94,176,625	86,082,481
Net income/(loss) per common share – Diluted	$ 0.04	$ 0.00	$ 0.04	$ (0.05)

As of  December 31, 2009 and 2008, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding option and warrants and the vesting of restricted stock units amounted to an aggregate of 17,993,905 and 15,201,545 shares, respectively.

Subsequent Events – The Company has evaluated subsequent events through February 12, 2010.

Recently Issued Accounting Pronouncements – In June 2009, the FASB issued ASC 105-10 (formerly Statement of Financial Accounting Standards 168), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which was effective for the Company beginning July 1, 2009. The FASB Accounting Standards Codification (the Codification) officially became the single source of authoritative nongovernmental generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related accounting literature. After that date, only one level of authoritative GAAP exists. All other accounting literature is considered non-authoritative. The Codification reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included in the Codification is relevant SEC guidance organized using the same topical structure in separate sections within the Codification. The Company adopted this statement and has updated its existing GAAP references to the new codification.

(4)           AGREEMENT WITH ASTRAZENECA:

In January 2007, the Company entered into an exclusive global licensing and research collaboration agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the licensing and research collaboration agreement was amended to include additional compounds and associated intellectual property developed by the Company. In December 2008, the licensing and research collaboration agreement was further amended to include additional compounds and associated intellectual property developed by the Company and extended the research collaboration for an additional year through January 2010. In September 2009, the licensing and research collaboration agreement was further amended to modify royalty rates and milestone payments. The collaboration is based on the Company’s melanocortin receptor obesity program and includes access to compound libraries, core technologies and expertise in melanocortin receptor drug discovery and development. As part of the September 2009 amendment to the licensing and research collaboration agreement, the Company agreed to conduct additional studies on the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters.

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca will pay all costs associated with these studies. The Company recognized $121,284 and $243,375, respectively, as revenue in the three and six months ended December 31, 2009, and $482,239 for the three and six months ended December 31, 2008 under these clinical trial sponsored research agreements.

The Company received a $10,000,000 up-front payment from AstraZeneca on execution of the licensing and research collaboration agreement. Under the September 2009 amendment the Company is being paid an additional $5,000,000 in consideration of reduction of future milestones and royalties and providing specified materials to AstraZeneca, of which $2,500,000 has already been received. The Company is now eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company will receive royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company provided research services to AstraZeneca through January 2010, the expiration of the research collaboration portion of the licensing and research collaboration agreement, at a contractual rate per full-time-equivalent employee.

The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 are being recognized as revenue on a straight-line basis over the period during which the Company may perform research services under the agreement. The Company must continually evaluate the estimated remaining performance period, and has revised the estimated performance period to end January 2010 based on the September 2009 amendment. For the three and six months ended December 31, 2009 the Company recognized as revenue $6,232,599, and $8,926,736, respectively, related to these aggregate payments, and for the three and six months ended December 31, 2008 the Company recognized $416,667 and $833,334, respectively. Per-employee compensation from AstraZeneca for research services is recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the three and six months ended December 31, 2009 were $929,416 and $1,775,807 respectively. Revenue recognized for research services for the three and six months ended December 31, 2008 were $312,499 and $649,678, respectively.

(5)           INVESTMENTS:

The following is a summary of available-for-sale investments:

	December 31,	June 30,
	2009	2009
Cost	$ 3,323,539	$ 3,323,539
Gross unrealized gains	143,193	116,170
Gross unrealized losses	(35,008)	(59)
Total available-for-sale investments	$ 3,431,724	$ 3,439,650

The fair value of investments is classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value as of December 31, 2009:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Mutual Funds	$ 3,431,724	$ 3,431,724	$ -	$ -

 (6)           COMPREHENSIVE INCOME/(LOSS):

Comprehensive income/(loss) consists of the following:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Net income/(loss)	$ 4,501,875	$ (417,365)	$ 4,464,810	$ (4,699,880)
Unrealized gain/(loss) on available-for-sale investments	(34,949)	22,362	(7,926)	22,303
Comprehensive income/(loss)	$ 4,466,926	$ (395,003)	$ 4,456,884	$ (4,677,577)

 (7)           STOCKHOLDERS’ EQUITY:

On December 10, 2008, the Company granted restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 750,000 shares of common stock. The restricted stock units vested on December 31, 2009. The Company amortized the fair value of these restricted stock units, totaling $67,500, on a straight-line basis through December 31, 2009. For the three and six month period ended December 31, 2009, the Company recognized $15,577 and $31,154, respectively, as stock-based compensation expense related to these restricted stock units and $5,192 for the three and six month period ended December 31, 2008.

Stock-based compensation costs for the three and six months ended December 31, 2009 for stock options and equity-based instruments issued other than the restricted stock units described above totaled approximately $301,999 and $603,954, respectively, and $304,843 and $819,466, respectively for the three and six months ended December 31, 2008.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2009, and have not changed as of December 31, 2009. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

We are a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. We have a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors, including development of proposed products for treatment of sexual dysfunction, heart failure, hypertension, acute asthma, obesity, diabetes and metabolic syndrome.

We currently have the following active drug development programs:

•
Bremelanotide, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction, targeting erectile dysfunction (ED) in patients non-responsive to current therapies and female sexual dysfunction (FSD).

•	PL-6983, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of heart failure, refractory or difficult-to-control hypertension and acute severe asthma.

•	Melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome pursuant to a research collaboration and global license with AstraZeneca AB (AstraZeneca).

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

Results of Operations

Three and Six Months Ended December 31, 2009 Compared to the Three and Six Months Ended December 31, 2008

Revenue – For the three and six months ended December 31, 2009, we recognized $7.3 million and $10.9 million, respectively, in revenue pursuant to our license agreement with AstraZeneca, compared to $1.2 million and $2.0 million, respectively, for three and six months ended December 31, 2008.

Revenue for the three and six months ended December 31, 2009 consisted of $1.1 million and $2.0 million, respectively, related to our research services performed during those periods, and $6.2 million and $8.9 million, respectively, of revenue related to AstraZeneca’s license fees. Revenue for the three and six months ended December 31, 2008 consisted of $0.8 million and $1.1 million, respectively, related to our research services performed during those periods, and $0.4 million and $0.9 million, respectively, of revenue related to AstraZeneca’s license fees. The increase in revenue relating to AstraZeneca’s license fees is related primarily to revision of the period during which we may perform research services for purposes of revenue recognition and secondarily to the receipt of additional license fees. The research services obligation under our agreement with AstraZeneca expired in January 2010. There were no substantive development activities on our NeutroSpec program during the three and six months ended December 31, 2009 and 2008, and we do not anticipate any substantive development activities on the NeutroSpec program in the fiscal year ending June 30, 2010, though the agreement with Mallinckrodt has not been terminated. Future contract revenue from AstraZeneca and Mallinckrodt, in the form of reimbursement of shared development costs or the recognition of deferred license fees, will fluctuate based on development activities in our obesity and NeutroSpec programs. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses decreased to $2.7 million for the three months ended December 31, 2009 from $2.8 million for the three months ended December 31, 2008. Research and development expenses decreased to $5.4 million for the six months ended December 31, 2009 from $6.5 million for the six months ended December 31, 2008. The decrease is the result of the restructuring of our clinical-stage product portfolio and development programs.

Research and development expenses related to our bremelanotide, PL-3994, PL-6983, obesity, NeutroSpec and other preclinical programs were $0.6 million and $1.1 million, respectively, for the three and six months ended December 31, 2009 compared to $0.6 million and $1.7 million, respectively, for the three and six months ended December 31, 2008. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased to $2.1 million and $4.3 million, respectively, for three and six months ended December 31, 2009 compared to $2.2 million and $4.8 million, respectively, for three and six months ended December 31, 2008. The decrease is primarily related to management’s refinement of operations and expense control.

Cumulative spending from inception to December 31, 2009 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity, and other discovery programs) amounts to approximately $128.5 million, $55.5 million and $54.6 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses remained the same at $1.1 million for the three months ended December 31, 2009 and 2008, but decreased to $2.3 million for the six months ended December 31, 2009 compared to $2.6 million, for the six months ended December 31, 2008. The decrease is primarily related to management’s refinement of operations and expense control.

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

During the six months ended December 31, 2009, we used $3.2 million of cash for our operating activities, compared to $6.8 million used in the six months ended December 31, 2008. Lower cash outflows from operations in the six months ended December 31, 2009 resulted primarily from lower operating expenses. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the six months ended December 31, 2009, cash provided by investing activities of $0.1 million consisted solely of the sale of supplies. During the six months ended December 31, 2008, cash provided by investing activities of $0.5 million consisted primarily from the sale of equipment.

During the six months ended December 31, 2009, cash provided by financing activities was $2.6 million, consisting primarily of net proceeds of approximately $2.8 million from the sale in August 2009 of 9,484,848 units in a registered direct offering. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $0.33 per share.

In September 2009, we signed an amendment to our collaboration agreement with AstraZeneca which provided for $5.0 million in payments to us, of which $2.5 million has been received with the balance due in the first quarter of calendar 2010.

As of December 31, 2009, our cash and cash equivalents were $3.9 million, our available-for-sale investments were $3.4 million and our accounts receivable were $1.9 million. We believe that these amounts, together with the additional receipts from the September 2009 amendment to our AstraZeneca agreement and other income, are adequate to fund operations through at least September 30, 2010. We will need additional funds to continue development of bremelanotide, PL-3994 and PL-6983, as well as our early stage research and discovery programs, and to fund operations after that date.

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

PART II - OTHER INFORMATION

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

                Exhibits filed or furnished with this report:

31.1  Certification of Chief Executive Officer. *

31.2 Certification of Chief Financial Officer. *

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *
____________________

* Exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

Date: February 12, 2010	/s/ Carl Spana
Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2010	/s/ Stephen T. Wills
Stephen T. Wills Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1 Certification of Chief Executive Officer. *

31.2 Certification of Chief Financial Officer. *

32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002. *
____________________

* Exhibit filed with this report.