Form 10-Q
period 2010-03-31
PALATIN TECHNOLOGIES INC
filed 2010-05-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

As of May 11, 2010, 107,028,183 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$6,775,679	$4,378,662
Available-for-sale investments	3,449,720	3,439,650
Accounts receivable	530,092	508,528
Prepaid expenses and other current assets	377,303	492,824
Total current assets	11,132,794	8,819,664

Property and equipment, net	2,688,702	3,650,783
Restricted cash	475,000	475,000
Other assets	257,420	254,364
Total assets	$14,553,916	$13,199,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$19,170	$87,675
Accounts payable	681,190	206,363
Accrued expenses	1,477,682	1,420,741
Deferred revenue	-	6,955,553
Total current liabilities	2,178,042	8,670,332

Capital lease obligations	19,393	33,954
Deferred rent	793,608	1,182,026
Total liabilities	2,991,043	9,886,312

Stockholders' equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of March 31, 2010 and June 30, 2009, respectively	50	50
Common stock of $0.01 par value – authorized 150,000,000 shares; issued and outstanding 106,571,465 and 86,662,901 shares as of March 31, 2010 and June 30, 2009, respectively	1,065,715	866,629
Additional paid-in capital	215,308,724	209,712,379
Accumulated other comprehensive income	126,181	116,111
Accumulated deficit	(204,937,797)	(207,381,670)
Total stockholders’ equity	11,562,873	3,313,499
Total liabilities and stockholders’ equity	$14,553,916	$13,199,811

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009

REVENUES	$2,559,852	$5,159,453	$13,505,770	$7,124,704

OPERATING EXPENSES:
Research and development	3,356,956	3,813,878	8,739,389	10,311,328
General and administrative	1,238,187	1,273,365	3,526,883	3,881,688
Total operating expenses	4,595,143	5,087,243	12,266,272	14,193,016

Income/(Loss) from operations	(2,035,291)	72,210	1,239,498	(7,068,312)

OTHER INCOME/ (EXPENSE):
Investment income	16,641	34,966	120,270	195,182
Interest expense	(2,287)	(8,998)	(9,303)	(21,016)
Gain on sale of supplies and equipment	-	-	95,000	550,968
Total other income, net	14,354	25,968	205,967	725,134

Income/(Loss) before income taxes	(2,020,937)	98,178	1,445,465	(6,343,178)
Income tax benefit	-	-	998,408	1,741,476

NET INCOME/(LOSS)	$(2,020,937)	$98,178	$2,443,873	$(4,601,702)

Basic net income/(loss) per common share	$(0.02)	$0.00	$0.02	$(0.05)

Diluted net income/(loss) per common share	$(0.02)	$0.00	$0.02	$(0.05)

Weighted average number of common shares outstanding used in computing basic net income/(loss) per common share	99,873,230	86,662,901	95,753,143	86,273,130
Weighted average number of common shares outstanding used in computing diluted net income/(loss) per common share	99,873,230	86,662,901	96,467,914	86,273,130

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,443,873	$(4,601,702)
Adjustments to reconcile net income/(loss) to net cash
used in operating activities:
Depreciation and amortization	969,076	997,994
Gain on sale of supplies and equipment	(95,000)	(550,968)
Stock-based compensation	807,506	1,154,121
Amortization of deferred revenue	(11,955,553)	(1,516,670)
Changes in operating assets and liabilities:
Accounts receivable	(21,564)	(581,064)
Prepaid expenses and other assets	112,465	(139,674)
Accounts payable	474,827	(436,839)
Accrued expenses and other liabilities	(331,477)	(740,129)
Deferred revenues	5,000,000	4,100,000
Net cash used in operating activities	(2,595,847)	(2,314,931)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	95,000	700,000
Purchases of property and equipment	(6,995)	(32,884)
Net cash provided by investing activities	88,005	667,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(83,066)	(204,386)
Payment of withholding taxes related to restricted stock units	(165,861)	-
Proceeds from sale of common stock and warrants and exercise of common stock options	5,153,786	-
Net cash provided by (used in) financing activities	4,904,859	(204,386)

NET INCREASE/(DECREASE) IN CASH AND
CASH EQUIVALENTS	2,397,017	(1,852,201)

CASH AND CASH EQUIVALENTS, beginning
of period	4,378,662	9,421,770

CASH AND CASH EQUIVALENTS, end of period	$6,775,679	$7,569,569

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,303	$27,016
Unrealized gain on available-for-sale investments	$10,070	$54,445

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2010 and despite reporting net income for the nine months ended March 31, 2010, the Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

The Company believes that its cash, cash equivalents, available-for-sale investments and amounts to be collected from accounts receivable as of March 31, 2010, are adequate to fund operations through at least December 31, 2010. The nature and timing of the Company’s development activities are highly dependent on its financing activities. Management plans to continue to refine its operations, control expenses, evaluate alternative methods to conduct its business, and seek available sources of public or private financing and sharing of development costs through collaborative agreements or other arrangements. Should appropriate sources of financing not be available, management will curtail operations and delay clinical trials and research activities until such time, if ever, as appropriate financing is available. There can be no assurance that the Company will be able to obtain financing when required, or that financing efforts will be successful.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of March 31, 2010 consists of amounts due from AstraZeneca. For the three and nine months ended March 31, 2010 and 2009, 100% of revenues were from AstraZeneca.

 (2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2010, and its results of operations and its cash flows for the three and nine months ended March 31, 2010 and 2009. The results of operations for the three and nine month periods ended March 31, 2010 may not necessarily be indicative of the results of operations expected for the full year, specifically that the Company expects to incur a significant loss for the fiscal year ending June 30, 2010.

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

Investments – The Company classifies its investments as available-for-sale investments and all such investments are recorded at fair value based on quoted market prices. Unrealized holding gains and losses are generally excluded from earnings and are reported in accumulated other comprehensive income/loss until realized. Interest and dividends on securities classified as available-for-sale are included in investment income. Gains and losses are recorded in the statement of operations when realized or when unrealized holding losses are determined to be other than temporary, on a specific-identification basis.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, available-for-sale investments, accounts receivable, accounts payable, and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro rata vesting are allocated to periods on a straight-line basis.

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

During the nine months ended March 31, 2010 and 2009, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $998,408 and $1,741,476, respectively, in tax benefits.

Net Income/(Loss) per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” In June 2008, the FASB issued guidance stating that non-vested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. The Company adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective July 1, 2009.

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS did not change the basic and diluted EPS for the three months ended March 31, 2010 or the three and nine month periods ended March 31, 2009. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS reduced the basic and diluted EPS by $0.01 for the nine month period ended March 31, 2010.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income/(loss) per common share – Basic:
Net income/(loss)	$(2,020,937)	$98,178	$2,443,873	$(4,601,702)
Net income allocated to Series A Preferred Shares	-	(98,178)	(499,700)	-
Net income/(loss) available to common stockholders	$(2,020,937)	$-	$1,944,173	$(4,601,702)
Weighted average common shares outstanding	99,873,230	86,662,901	95,753,143	86,273,130
Net income/(loss) per common share - Basic	$(0.02)	$0.00	$0.02	$(0.05)

Net income/(loss) per common share – Diluted:
Net income/(loss)	$(2,020,937)	$98,178	$2,443,873	$(4,601,702)
Net income allocated to Series A Preferred Shares	-	(98,178)	(499,700)	-
Net income/(loss) available to common stockholders	$(2,020,937)	$-	$1,944,173	$(4,601,702)
Weighted average common shares outstanding	99,873,230	86,662,901	95,753,143	86,273,130
Dilutive securities	-	-	714,771	-
Weighted average common and dilutive shares outstanding	99,873,230	86,662,901	96,467,914	86,273,130
Net income/(loss) per common share - Diluted	$(0.02)	$0.00	$0.02	$(0.05)

As of March 31, 2010 and 2009, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 23,776,907 and 14,118,801 shares, respectively.

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

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements (ASU 2009-13)”, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors.  ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered.  As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements.  ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted at the beginning of a company’s fiscal year.  The Company expects to adopt ASU 2009-13 on July 1, 2010 and does not expect ASU 2009-13 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and  Disclosures (Topic 820), “Improving Disclosures about Fair Value Measurements (ASU 2010-06)”, which amends the existing fair value measurement and disclosure guidance currently included in ASC Topic 820, “Fair Value Measurements and Disclosures”, to require additional disclosures regarding fair value measurements.  Specifically, ASU 2010-06 requires companies to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfer in or out of Level 3 and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis.  In addition, ASU 2010-06 also clarifies the requirements for companies to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for additional disclosures related to Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010.  The adoption of ASU 2010-06 did not impact the Company’s consolidated financial statements or results of operations.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives plus will pay all costs associated with these studies. The Company recognized $164,430 and $407,805, respectively, as revenue in the three and nine months ended March 31, 2010, and $4,025,324 and $4,507,563, respectively for the three and nine months ended March 31, 2009 under these clinical trial sponsored research agreements.

The Company received a $10,000,000 up-front payment from AstraZeneca on execution of the licensing and research collaboration agreement. Under the September 2009 amendment the Company was paid an additional $5,000,000 in consideration of reduction of future milestones and royalties and providing specified materials to AstraZeneca. The Company is now eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company will receive royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company provided research services to AstraZeneca through January 2010, the expiration of the research collaboration portion of the licensing and research collaboration agreement, at a contractual rate per full-time-equivalent employee.

The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the three and nine months ended March 31, 2010, the Company recognized as revenue $2,045,483, and $10,972,219, respectively, related to these aggregate payments, and for the three and nine months ended March 31, 2009, the Company recognized $416,667 and $1,250,000, respectively. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the three and nine months ended March 31, 2010 were $349,939 and $2,125,746, respectively. Revenue recognized for research services for the three and nine months ended March 31, 2009 were $717,462 and $1,367,141, respectively.

(5)           INVESTMENTS:

The following is a summary of available-for-sale investments:

	March 31,	June 30,
	2010	2009
Cost	$3,323,539	$3,323,539
Gross unrealized gains	161,189	116,170
Gross unrealized losses	(35,008)	(59)
Total available-for-sale investments	$3,449,720	$3,439,650

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

The following table provides the assets carried at fair value as of March 31, 2010 and June 30, 2009:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
Mutual Funds at March 31, 2010	$3,449,720	$3,449,720	$-	$-
Mutual Funds at June 30, 2009	$3,439,650	$3,439,650	$-	$-

(6)           COMPREHENSIVE INCOME/(LOSS):

Comprehensive income/(loss) consists of the following:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Net income/(loss)	$(2,020,937)	$98,178	$2,443,873	$(4,601,702)
Unrealized gain on available-for-sale investments	17,996	32,142	10,070	54,445
Comprehensive income/(loss)	$(2,002,941)	$130,320	$2,453,943	$(4,547,257)

(7)           STOCKHOLDERS’ EQUITY:

In August 2009, the Company sold 9,484,848 units in a registered direct offering for gross proceeds of $3,100,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $0.33 per share.  Net proceeds to the Company, after costs of the offering, were approximately $2,800,000.  In addition, the Company issued to the placement agent warrants to purchase 474,242 shares at an exercise price of $0.41 per share.

In February 2010, the Company sold 9,629,629 units in a registered direct offering for gross proceeds of $2,600,000. Each unit consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of common stock at an exercise price of $0.30 per share of common stock and a Series B warrant exercisable for 0.33 shares of common stock at an exercise price of $0.27 per share of common stock. The Series A warrant is exercisable 181 days from the date of issuance and expires three years thereafter, the Series B warrant is exercisable immediately upon issuance and expires 180 days from the date of issuance. Net proceeds to the Company, after costs of the offering, were approximately $2,300,000. In addition, the Company issued to the placement agent warrants to purchase 481,481shares at an exercise price of $0.34 per share.

In October 2006, the Company made grants of restricted stock units to three executive officers for an aggregate of 975,000 shares of common stock. Under the original vesting conditions, 325,000 shares vested if the quoted market price of Palatin’s common stock was $4.00 or more for 20 consecutive trading days, an additional 325,000 shares vested if the quoted market price of Palatin’s common stock was $6.00 or more for 20 consecutive trading days and the remaining 325,000 shares vested if the quoted market price of Palatin’s common stock was $8.00 or more for 20 consecutive trading days. The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility was based on the Company’s historical volatility and the risk-free rate was based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate fair value of the units at the date of grant was $1,846,000, which was recognized over a weighted-average period ended December 31, 2009. For the nine months ended March 31, 2010, the Company recognized $201,500 of share-based compensation expense related to these restricted stock units. The Company recognized $100,750 and $369,281, respectively, of share-based compensation expense related to these restricted stock units for the three and nine months ended March 31, 2009.

 In March 2008, the Company’s Compensation Committee revised the vesting conditions of the above restricted stock units granted to the three executive officers. Under the revised conditions, the restricted stock units granted to each of the executive officers became fully vested on March 26, 2010 and on such date, after adjusting for certain withholding taxes, 661,605 shares of common were authorized for issuance. The restricted stock unit agreements require that each executive officer retain ownership of at least 33% of the stock received for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. In addition to the original grant-date fair value of these awards, the Company recognized an incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 26, 2010. For the three and nine months ended March 31, 2010 and March 31, 2009, the Company recognized $34,125 and $102,375, respectively, of stock-based compensation expense related to these restricted stock units.

Stock-based compensation costs for the three and nine months ended March 31, 2010 for stock options and equity-based instruments issued other than the restricted stock units described above totaled $138,273 and $503,631, respectively, and $194,588 and $682,465, respectively, for the three and nine months ended March 31, 2009.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2009, and have not changed from June 30, 2009 through March 31, 2010. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

Results of Operations

Three and Nine Months Ended March 31, 2010 Compared to the Three and Nine Months Ended March 31, 2009

Revenue – For the three and nine months ended March 31, 2010, we recognized $2.6 million and $13.5 million, respectively, in revenue pursuant to our license agreement with AstraZeneca, compared to $5.2 million and $7.1 million, respectively, for three and nine months ended March 31, 2009.

Revenue for the three and nine months ended March 31, 2010 consisted of $0.5 million and $2.5 million, respectively, related to our research services performed during those periods, and $2.1 million and $11.0 million, respectively, of revenue related to AstraZeneca’s license fees. Revenue for the three and nine months ended March 31, 2009 consisted of $4.8 million and $5.9 million, respectively, related to our research services performed during those periods, and $0.4 million and $1.2 million, respectively, of revenue related to AstraZeneca’s license fees. The increase in revenue relating to AstraZeneca’s license fees is related primarily to revision of the period during which we may perform research services for purposes of revenue recognition and secondarily to the receipt of additional license fees. The research services obligation under our agreement with AstraZeneca expired in January 2010. There were no substantive development activities on our NeutroSpec program during the three and nine months ended March 31, 2010 and 2009, and we do not anticipate any substantive development activities on the NeutroSpec program in the fiscal year ending June 30, 2010, though the agreement with Mallinckrodt has not been terminated. We may also earn contract revenue based on the attainment of milestones under our agreement with AstraZeneca.

We continue to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters under our clinical trial sponsored research agreements with AstraZeneca.  AstraZeneca will pay all costs associated with these studies, including per-employee compensation, earned at the contractual rate, for research services.

Research and Development – Research and development expenses decreased to $3.4 million for the three months ended March 31, 2010 from $3.8 million for the three months ended March 31, 2009. Research and development expenses decreased to $8.7 million for the nine months ended March 31, 2010 from $10.3 million for the nine months ended March 31, 2009. The decrease is the result of the restructuring of our clinical-stage product portfolio and development programs.

Research and development expenses related to our bremelanotide, PL-3994, PL-6983, obesity, NeutroSpec and other preclinical programs were $1.4 million and $2.5 million, respectively, for the three and nine months ended March 31, 2010 compared to $1.6 million and $3.2 million, respectively, for the three and nine months ended March 31, 2009. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to study the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased to $2.0 million and $6.2 million, respectively, for three and nine months ended March 31, 2010 compared to $2.2 million and $7.1 million, respectively, for three and nine months ended March 31, 2009. The decrease is primarily related to management’s refinement of operations and expense control.

Cumulative spending from inception to March 31, 2010 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, PL-6983, obesity, and other discovery programs) amounts to approximately $131.1 million, $55.5 million and $55.4 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses decreased to $1.2 million and $3.5 million, respectively, for the three and nine months ended March 31, 2010 compared to $1.3 million and $3.9 million, respectively, for the three and nine months ended March 31, 2009. The decrease is primarily related to management’s refinement of operations and expense control

Liquidity and Capital Resources

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

During the nine months ended March 31, 2010, we used $2.6 million of cash for our operating activities, compared to $2.3 million used in the nine months ended March 31, 2009. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the nine months ended March 31, 2010, cash provided by investing activities of $0.1 million consisted primarily of the sale of supplies. During the nine months ended March 31, 2009, cash provided by investing activities of $0.7 million consisted primarily from the sale of equipment.

During the nine months ended March 31, 2010, cash provided by financing activities was $4.9 million, consisting primarily of net proceeds of approximately $5.2 million from the sales in August 2009 and February 2010 of 9,484,848 units and 9,629,629 units, respectively, in registered direct offerings. Each unit from the August 2009 offering consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $0.33 per share. Each unit from the February 2010 offering consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of our common stock at an exercise price of $0.30 per share of common stock and a Series B warrant exercisable for 0.33 shares of common stock at an exercise price of $0.27 per share of common stock. The Series A warrant is exercisable one 181 days from the date of issuance and expires three years thereafter, the Series B warrant was exercisable immediately upon issuance and expires 180 days from the date of issuance.

In September 2009, we signed an amendment to our collaboration agreement with AstraZeneca which provided for $5.0 million in payments to us. The entire $5.0 million has been received as of March 31, 2010.

As of March 31, 2010, our cash and cash equivalents were $6.8 million, our available-for-sale investments were $3.4 million and our accounts receivable were $0.5 million. We believe that these amounts are adequate to fund operations through at least December 31, 2010. We will need additional funds to continue development of bremelanotide, PL-3994 and PL-6983, as well as our early stage research and discovery programs, and to fund operations after that date.

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

Palatin Technologies, Inc.
(Registrant)

Palatin Technologies, Inc.
(Registrant)

Date: May 12, 2010	/s/ Carl Spana
Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2010	/s/ Stephen T. Wills
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