Form 10-K
period 2010-06-30
PALATIN TECHNOLOGIES INC
filed 2010-09-27
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

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

Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  [  ]    No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]                                                                           Accelerated filer [ ]
Non-accelerated filer [ ]                                                                           Smaller reporting company [X]
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009): $35,557,982.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 27, 2010): 11,824,574.

PALATIN TECHNOLOGIES, INC.

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

In this Annual Report, references to “we,” “our,” “us” or “Palatin” means Palatin Technologies, Inc.

Overview

We are a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. We have a pipeline of development programs targeting melanocortin and natriuretic receptors, including development of proposed products for treatment of sexual dysfunction, acute asthma, heart failure, hypertension, obesity, diabetes and metabolic syndrome.

We currently have the following active drug development programs:

•
Bremelanotide, a peptide melanocortin receptor agonist, for treatment of sexual dysfunction, targeting female sexual dysfunction (FSD) and erectile dysfunction (ED) in patients non-responsive to current therapies.

•	Peptide melanocortin receptor agonists for treatment of FSD, ED, and other indications.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of acute exacerbations of asthma, heart failure and refractory or difficult-to-control hypertension.

We have licensed several families of melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome to AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement with AstraZeneca.

Key elements of our business strategy include: using our technology and expertise to develop and commercialize products in our active drug development programs; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; and, partially funding our product development programs with the cash flow from our AstraZeneca research collaboration and license agreement and any future agreements with other companies.

We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Annual Report.

Recent Events

Reverse Stock Split. On September 24, 2010, we announced that we were implementing a one-for-ten reverse stock split of our common stock, which had been authorized by our stockholders at our annual meeting held on May 13, 2010. The reverse stock split, which became effective on September 27, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 118.2 million to approximately 11.8 million. All share and per share amounts in this Annual Report, including shares of common stock issuable upon exercise, vesting or conversion of all outstanding options, warrants and convertible preferred stock, are presented on a post-reverse-split basis.

Realignment of Resources. On September 24, 2010, we announced our strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction. As part of this decision, we have suspended further research and development efforts on new product candidates and are implementing a reduction in staffing levels, and anticipate having no more than twenty employees by December 31, 2010.

Melanocortin Receptor-Specific Programs

The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (wasting syndrome) and inflammation-related diseases.

Bremelanotide for Sexual Dysfunction. We are developing subcutaneously administered bremelanotide for the treatment of FSD and ED in patients non-responsive to current therapies. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and triggers a response) drug candidate, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone).

Medical Need - FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. Approximately 40 million American women are affected by FSD. The National Health and Social Life Survey, a probability sample study of sexual behavior in a demographically representative cohort of United States adults ages 18 to 59, found that approximately 43% of women suffer from some form of FSD.

There are no drugs in the United States approved for FSD indications.

Medical Need - ED. ED is the consistent inability to attain and maintain an erection sufficient for sexual intercourse. The condition is correlated with increasing age, cardiovascular disease, hypertension, diabetes, hyperlipidemia and smoking. In addition, certain prescription drugs and psychogenic issues may contribute to ED. According to the Massachusetts Male Aging Study, more than 50% of men aged 40-70 report episodes of ED and more than 30 million men in the United States may be afflicted with some form of ED, with less than 20% seeking treatment. The incidence of ED increases with age. Studies show that chronic ED affects about 5% of men in their 40s and 15% to 25% of men by the age of 65. The current market size for ED is more than $4 billion per year.

Phosphodiesterase-5 (PDE-5) inhibitors such as sildenafil (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®) are used to treat ED, but an estimated 35% of ED patients are non-responsive to PDE-5 inhibitor therapy. There are limited therapeutic options for ED patients non-responsive or inadequately responsive to PDE-5 inhibitor therapy, including alprostadil for direct penis injection or urethral suppositories, surgical penile implants and various devices.

Mechanisms of Action with Bremelanotide. Bremelanotide is believed to act through activation of melanocortin receptors in the central nervous system, which is a different mechanism of action from currently marketed PDE-5 inhibitor ED therapies that act directly on the vascular system. Studies have demonstrated efficacy with bremelanotide in ED patients non-responsive to PDE-5 inhibitor therapies. Studies have also demonstrated an additive effect in ED patients co-administered both bremelanotide and a PDE-5 inhibitor.

Clinical Trials with Intranasal Formulations. We extensively studied bremelanotide for sexual dysfunction in nasal formulations, administered as a single spray in one nostril. Increases in blood pressure were observed in some patients receiving nasally administered bremelanotide, and this observed increase was a significant factor leading us to discontinue work on nasally administered bremelanotide as a first-line therapy for sexual dysfunction. We believe that the amount of increase in blood pressure, as well as the rate of nausea and emesis (vomiting), was due, at least partially, to high doses resulting from variability in drug uptake with nasal administration. Studies showed significant variation in plasma levels of bremelanotide in patients receiving nasally administered bremelanotide.

While we are no longer developing intranasal formulations of bremelanotide for commercialization, trials with intranasal formulations of bremelanotide did demonstrate potential utility of bremelanotide. Phase 2B double blind, placebo-controlled, parallel doses clinical trials evaluating nasal bremelanotide for ED, conducted in 726 non-diabetic and 294 diabetic patients, showed that over 30% of ED patients were restored to a normal level of function. Phase 2A clinical trials of post-menopausal FSD patients showed a statistically significant increase in the level of sexual desire and genital arousal in subjects receiving nasal bremelanotide compared to subjects receiving placebo and, in pre-menopausal FSD patents, a trend to increases in the level of sexual desire and genital arousal in subjects receiving nasal bremelanotide compared to subjects receiving placebo. In trials conducted to date, almost 2,000 patients received at least one dose of bremelanotide, with about 1,500 receiving multiple doses.

Subcutaneous Administration of Bremelanotide. In a Phase 1 clinical trial designed to evaluate the blood pressure effects of subcutaneously administered bremelanotide, no statistically significant difference in mean changes in blood pressure was seen in subjects receiving bremelanotide compared to placebo. No subject discontinued participation in the trial as a result of protocol stopping rules based on blood pressure changes. In addition, there was no difference in the incidence of emesis in subjects receiving bremelanotide compared to placebo. This Phase 1 trial was a two-week, randomized, double-blind, placebo-controlled study in subjects who received 45 repeat doses of bremelanotide or placebo subcutaneously. Each administered dose of bremelanotide achieved plasma levels shown to be efficacious for improving erectile function in multiple previous Phase 1 and Phase 2 erectile dysfunction studies. With subcutaneous administration of bremelanotide variability in plasma exposure was significantly decreased.

We have completed a placebo-controlled, randomized, double-blind, cross over safety study evaluating blood pressure effects of subcutaneous bremelanotide in healthy male volunteers between 45 and 65 years old. The study also evaluated dose-to-dose consistency of plasma exposure of bremelanotide. A total of 49 subjects were dosed in the safety study; 19 of the subjects were enrolled in a sub-study and completed a graded exercise treadmill test as a surrogate for the cardiovascular effects of sexual activity. The results demonstrate that with subcutaneous administration consistent therapeutic blood plasma levels can be obtained without sustained clinically significant blood pressure effects.

Next Clinical Trial Steps. In the fourth quarter of calendar 2010 we intend to submit protocols to the U. S. Food and Drug Administration (FDA) for initiation of an in-clinic Phase 2 clinical trial of subcutaneously administered bremelanotide, as either monotherapy or a combination therapy with a PDE-5 inhibitor such as sildenafil, for men with ED who are non-responsive or inadequately responsive to PDE-5 inhibitor therapies alone. Assuming concurrence of the FDA, and depending on financial resources, this Phase 2 clinical trial for men with ED could start as early as the first quarter of calendar 2011. We are submitting protocols and a meeting request to the FDA for initiation of an at-home Phase 2 clinical trial of subcutaneously administered bremelanotide for women with FSD, and anticipate that the meeting will be held late in the fourth quarter of calendar 2010 or early in the first quarter of calendar 2011. Assuming concurrence of the FDA, and depending on financial resources, this Phase 2 at home clinical trial for women with FSD could start as early as the first half of calendar 2011.

Delivery of Bremelanotide. Injection sites for subcutaneous injection of bremelanotide include the abdomen, thigh and upper arms. We are exploring various delivery devices for subcutaneous administration. We believe that fine needle devices, pen injectors and needle-free injector systems can be used for subcutaneous administration of bremelanotide, and are evaluating various delivery devices for potential commercialization. If Phase 2 clinical trials for ED or FSD are successful, we anticipate that Phase 3 clinical trials will be conducted with a delivery device intended for commercialization.

           Peptide and Small Molecule Melanocortin Receptor Agonists for Treatment of Sexual Dysfunction. We developed a series of lead alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction, and have demonstrated efficacy with certain of these peptides in inducing erections in animal models.

In developing these peptides, we used a novel screening platform that examined the effectiveness of peptides in animal models of sexual response and also determined cardiovascular effects, primarily looking at changes in blood pressure. In these animal models, certain of these peptides resulted in significantly smaller increases in blood pressure at doses effective for a sexual response than increases in blood pressure in the same models seen with comparably effective doses of bremelanotide. Additionally, many of these peptides are highly selective for the specific melanocortin receptor believed to be involved in sexual response, and thus may have an improved side effect and safety profile.

We have suspended further discovery work on our alternative melanocortin receptor-specific peptides, but intend, depending on financial resources, to advance one or more of the peptides we have developed to preclinical toxicology and other studies required by the FDA prior to initiating human clinical trials.

We have suspended our development program for small molecule melanocortin receptor-specific compounds for treatment of sexual dysfunction.

Obesity. In 2007, we entered into an exclusive research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June and December 2008 and in September 2009, the research collaboration and license agreement was amended to include additional compounds and associated intellectual property we developed and to modify royalty rates and milestone payments. Active work under the collaboration portion of the agreement concluded in January 2010, but we are still providing certain clinical trial related and other services to AstraZeneca.

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

We developed classes of small molecule and peptide compounds targeting melanocortin receptors which are effective in the treatment of obesity in animal models. Certain of these compounds have been demonstrated to be effective in normal diet-induced obese and genetically obese animal models for decreasing food intake and body weight, without an increase in sexual response in normal animals at the same or higher dose levels. Pursuant to clinical trial agreements with AstraZeneca, we have conducted proof-of-principle clinical trials on the effects of a melanocortin receptor-specific compound on food intake, obesity and other metabolic parameters, and have agreed to conduct additional related studies at a negotiated rate.

Pursuant to the terms of the research collaboration and license agreement with AstraZeneca, we have received up-front and other licensing payments totaling $15 million from AstraZeneca. We are eligible for milestone payments totaling up to $145 million, with up to $85 million contingent upon development and regulatory milestones and the balance on achievement of sales targets, plus royalties on sales of approved products. AstraZeneca has responsibility for product commercialization, product discovery and development costs.

Other Melanocortin Programs. We have suspended work on our other early stage research and discovery programs exploring additional indications and targets. These programs include development of highly selective melanocortin-1 and melanocortin-3 receptor agonists for treatment of inflammation-related diseases and disorders and melanocortin-4 receptor antagonists for treatment of cachexia. We do not anticipate that any significant effort will be devoted to these programs during the next twelve months.

Natriuretic Peptide Receptor-Specific Programs

The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, hypertension, acute asthma and other cardiovascular diseases.

PL-3994. PL-3994 is an NPR-A agonist compound in development for treatment of acute exacerbations of asthma, heart failure and refractory hypertension. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. PL-3994 increases plasma cyclic guanosine monophosphate (cGMP) levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

PL-3994 is one of a number of natriuretic peptide receptor agonist compounds we have developed. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure. It has an extended half-life, with reduced affinity for the endogenous natriuretic peptide clearance receptor and significantly increased resistance to neutral endopeptidase, an endogenous enzyme that degrades natriuretic peptides.

PL-3994 for Acute Exacerbations of Asthma. Acute exacerbations of asthma, also called acute severe asthma, is an ongoing asthma episode in which asthma symptoms do not adequately respond to initial bronchodilator or corticosteroid therapy. Inhaled beta-2 adrenergic receptor agonists, such as albuterol, and inhaled corticosteroids are primary treatments for asthma episodes. Some patients with acute exacerbations of asthma become unresponsive to beta-2 adrenergic receptor agonists, significantly limiting treatment options and increasing risk.

In 2006, the most recent year reported, there were almost 1.7 million emergency room visits due to asthma, with 440,000 hospitalizations attributed to asthma. In 2008, approximately 23.3 million Americans had asthma, with a projected 2010 economic cost in the United States of $20.7 billion, of which the largest single direct medical expenditure, $5.9 billion, is for prescription drugs.

Existing therapies for acute exacerbations of asthma in patients unresponsive to beta-2 adrenergic receptor agonists have limitations, including typically taking several hours for significant patient improvement. Existing therapies include oxygen, systemic steroids and anticholinergic drugs. PL-3994, which works through a different pathway than beta-2 adrenergic receptor agonists and other approved bronchodilators, is intended to address this unmet medical need.

Research over the past two decades has demonstrated potent bronchodilator effects with both systemic and inhalation administration of natriuretic peptides. NPR-A agonism is known to relax smooth muscles in airways and works through a pathway independent of the beta-2 adrenergic receptor. Preclinical testing demonstrated potent airway smooth muscle relaxation in rat, guinea pig and human tissues using PL-3994, and animal studies in sensitized guinea pigs has demonstrated a bronchodilator effect with PL-3994 using both subcutaneous and inhalation administration.

Endogenous natriuretic peptides have a very short half-life, due primarily to degradation by neutral endopeptidase and clearance through the natriuretic peptide clearance receptor. PL-3994 is resistant to neutral endopeptidase and clears from the body much more slowly than endogenous natriuretic peptides. PL-3994 has a blood-plasma half-life of at least three hours in humans when administered by subcutaneous injection, with biological effects seen for over eight hours post-administration.

We have planned a proof-of-concept human trial for asthma using a subcutaneously administered formulation of PL-3994, and will submit an Investigational New Drug (IND) application to the FDA in the fourth quarter of calendar 2010 for this trial. We also have an inhalation formulation of PL-3994 under development. Depending on financial resources, either or both the proof-of-concept human trial and preclinical inhalation toxicity studies could start as early as the first quarter of calendar 2011.

PL-3994 for Heart Failure. Heart failure is an illness in which the heart is unable to pump blood efficiently, and includes acutely decompensated heart failure with dyspnea (shortness of breath) at rest or with minimal activity. Endogenous natriuretic peptides have a number of beneficial effects, including vasodilation (relaxation of blood vessels), natriuresis (excretion of sodium), and diuresis (excretion of fluids).

Patients who have been admitted to the hospital with an episode of worsening heart failure have an increased risk of either death or hospital readmission in the three months following discharge. Up to 15% of patients die in this period and as many as 30% need to be readmitted to the hospital. We believe that decreasing mortality and hospital readmission in patients discharged following hospitalization for worsening heart failure is a large unmet medical need for which PL-3994 may be effective. PL-3994 would be utilized as an adjunct to existing heart failure medications, and may, if successfully developed, be self-administered by patients as a subcutaneous injection following hospital discharge. We believe that PL-3994, through activation of NPR-A, may, if successful, reduce cardiac hypertrophy (increase in heart size due to disease), which is an independent risk factor for cardiovascular morbidity and mortality.

Over 5.7 million Americans suffer from heart failure, with 670,000 new cases of heart failure diagnosed each year, with disease incidence expected to increase with the aging of the American population. Despite the treatment of heart failure with multiple drugs, almost all heart failure patients will experience at least one episode of acute heart failure that requires treatment with intravenous medications in the hospital. Heart failure has tremendous human and financial costs. Estimated direct costs in the United States for heart failure are $37.2 billion in 2009, with heart failure constituting the leading cause of hospitalization in people over 65 years of age, with over 1.1 million hospital discharges for heart failure in 2006. Heart failure is also a high mortality disease, with approximately one-half of heart failure patients dying within five years of initial diagnosis.

We have planned a repeat dose Phase 2 clinical trial in patients hospitalized with heart failure, which will evaluate safety profiles in patients given repeat doses of PL-3994 as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints, but have not determined when this trial will commence.

PL-3994 for Refractory Hypertension. PL-3994 may potentially also be used for treatment of refractory or difficult-to-control hypertension, which is high blood pressure despite a three-drug regimen that includes a diuretic. Refractory hypertension is commonly found in patients with congestive heart failure or renal disease. While there are a large number of approved drugs for treatment of hypertension, there are no approved drugs for hypertension that are active through the NPR-A system. Refractory and other difficult-to-control hypertension can be caused by increased aldosterone levels. PL-3994 is believed to act through the NPR-A system on the RAAS to decrease renin and aldosterone secretion and thereby decrease blood pressure. In a Phase 2A study of subjects with controlled hypertension, the data suggested an increased effect of PL-3994 in reducing systemic blood pressure when taken with an angiotensin-converting enzyme (ACE) inhibitor, a common class of drugs for controlling hypertension. PL-3994 thus may be suitable for use as an adjunct therapy to one or more existing hypertension drugs, including an ACE inhibitor.

Clinical Studies with PL-3994. Preclinical studies in animals established a dose-dependent effect on blood pressure and diuresis, and in animal models of heart failure showed improved kidney function and prevention of cardiac hypertrophy. Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in the first quarter of calendar year 2008. This was a randomized, double-blind, placebo-controlled, study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP, a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

In the second quarter of calendar year 2008, we conducted a Phase 2A trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. In this trial, which was a randomized, double-blind, placebo-controlled, single ascending dose study in 21 volunteers, the objective was to demonstrate that PL-3994 can be given safely to patients taking antihypertensive medications commonly used in heart failure and hypertension patients. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses.

Administration of PL-3994. We are developing PL-3994 for acute exacerbations of asthma indications as either a subcutaneously administered drug or as an inhaled drug. For asthma indications we believe that inhalation administration may be preferable to subcutaneous or other systemic administration.

We are developing PL-3994 for heart failure and refractory hypertension indications as a subcutaneously administered drug. PL-3994 is well absorbed through this route of administration. In human studies, the pharmacokinetic and pharmacodynamic half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that subcutaneous PL-3994, if successful, will be amenable to self-administration by patients, similar to insulin and other self-administered drugs.

Other Natriuretic Peptide Receptor-Specific Programs. We have suspended work on our early stage discovery and development programs in the natriuretic peptide receptor field. We do not anticipate that any significant effort will be devoted to these programs during the next twelve months.

Other Programs

We previously marketed NeutroSpec®, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, which is the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. We have suspended marketing, clinical trials and securing regulatory approvals of NeutroSpec, and do not anticipate conducting any substantive work or incurring substantial expenditures on NeutroSpec over the next twelve months.

Technologies We Use

We used a rational drug design approach to discover and develop proprietary peptide, peptide mimetic and small molecule agonist compounds, focusing on melanocortin and natriuretic peptide receptor systems. Computer-aided drug design models of receptors are optimized based on experimental results obtained with peptides and small molecules we develop, supported by conformational analyses of peptides in solution utilizing nuclear magnetic resonance spectroscopy. By integrating both technologies, we believe we are developing an advanced understanding of the factors which drive agonism.

           We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids, while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of acute exacerbations of asthma, heart failure and refractory hypertension.

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

Estimate of Amount Spent on Research and Development Activities

Research and development expenses were $12.3 million for the fiscal year ended June 30, 2010 (fiscal 2010) and $13.4 million for the fiscal year ended June 30, 2009 (fiscal 2009), of which $3.2 million and $4.7 million of our research and development expenses for fiscal 2010 and fiscal 2009, respectively, were borne by AstraZeneca pursuant to the research collaboration and license agreement.

Competition

General. Our products under development will compete on the basis of quality, performance, cost effectiveness and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Furthermore, there are several well-established products in our target markets that we will have to compete against. Products using new technologies which may be competitive with our proposed products may also be introduced by others. Most of the companies selling or developing competitive products have financial, technological, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us.

The pharmaceutical and biotechnology industries are characterized by extensive research efforts and rapid technological change. Many biopharmaceutical companies have developed or are working to develop products similar to ours or that address the same markets. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. Such companies may be more successful than us in developing, manufacturing and marketing products.

We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or any future product candidates obsolete or non-competitive or that our collaborators or customers will not choose to use competing technologies or products.

Bremelanotide and Other Melanocortin Recepetor Agonists for Treatment of Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of ED and FSD. Leading drugs approved for ED indications are PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). In addition, we are aware of other PDE-5 inhibitors under development. Other drugs approved for ED indications include alprostadil for injection (sold under the trade name Caverject Impulse® among others), which is injected directly into the penis, and alprostadil in urethral suppository format (sold under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, including at least one company developing a new drug for treatment of ED not sufficiently responsive to PDE-5 inhibitors, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for ED.

There are no products specifically approved for an FSD indication in the United States. A number of hormonal therapies have been commercialized for other indications, including progestin, androgen and localized estrogen therapies, but none have been approved by the FDA for FSD indications. A number of drugs, including hormonal drugs, are in various stages of research or development for FSD. We are not aware of any company actively developing a melanocortin receptor agonist drug for FSD.

PL-3994 for Acute Exacerbations of Asthma Indications. The asthma market is intensively competitive, with substantial competition and financial incentive to develop, market and sell drugs for treatment of asthma, with projected costs of prescription drugs of $5.9 billion in the United States in 2010. We are aware of companies developing drugs for the specific indications of either acute exacerbations of asthma or acute severe asthma, including at least one company with a drug reported to be currently in clinical trials. In addition, a number of clinical trials are conducted by hospitals, research institutes and others exploring various methods and combinations of drugs to treat acute exacerbations of asthma. There are a number of drugs and therapies currently used to treat acute exacerbations of asthma, including administration of oral or intravenous systemic steroids, use of oxygen or heliox, a mixture of helium and oxygen, nebulized short-acting beta-2 adrenergic receptor agonists, intravenous or nebulized anticholinergic agents and, for patients in or approaching respiratory arrest, intubation and mechanical ventilation. However, each of these drugs or therapies has recognized limitations or liabilities, and we believe that there remains an unmet medical need for a safe and effective treatment for acute exacerbations of asthma. We are not aware of any company actively developing a drug to relax smooth muscles in airways through a natriuretic peptide receptor pathway.

PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Carperitide, a recombinant human atrial natriuretic peptide drug, is marketed in Japan and is reported to be available for licensing in other countries. Ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, is reported to be in clinical trials. Nesiritide, carperitide and ularitide are administered by intravenous infusion. Because of the very short half-lives of nesiritide, carperitide and ularitide, we believe these drugs are unlikely to be suitable for subcutaneous administration or for long-term treatment of heart failure. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to be in Phase 2 clinical trials for acute heart failure. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPRA.

Obesity. There are several FDA-approved drugs for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors. Clinical trials for obesity are lengthy, time-consuming and expensive, and we may not be able to proceed if AstraZeneca discontinues work under or terminates our research collaboration and license agreement. See the discussion under the heading “We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements” in Item 1A, “Risk Factors” in this Annual Report.

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

We have patent applications pending in the United States and other countries claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds we have developed. One United States patent claiming PL-3994 has been issued, but other patent applications have not yet issued, and in any event we do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the United States patent claiming PL-3994. The issued patent has a term until 2027, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Hatch-Waxman Amendments. Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which PL-3994 is the active ingredient.

We have filed patent applications on melanocortin receptor specific peptides and small molecules we are developing, but these applications have not yet been examined. Until these applications are examined, we do not know the scope of patent claims that will be allowed, or whether any patents will issue.

We own a number of United States and foreign patent applications that are licensed to AstraZeneca under our research collaboration and license agreement relating to our obesity program. Under the agreement, AstraZeneca is responsible for prosecution of these patent applications in the United States and other countries. However, many of these patent applications have not yet been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue. Additionally, until one or more compounds subject to the agreement with AstraZeneca are developed for commercialization, which may never occur, we cannot evaluate the duration of patents or their effect on the program.

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

Future Patent Infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid United States patents which are infringed by bremelanotide or PL-3994, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If such patents are valid and we do not obtain a license under any such patents, or we are found liable for infringement, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

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

After approving a product for marketing, the FDA may require post-marketing testing, including extensive Phase 4 studies, and surveillance to monitor the safety and effectiveness of the product in general use. The FDA may withdraw product approvals if compliance with regulatory standards is not maintained or if problems occur following initial marketing. In addition, the FDA may impose restrictions on the use of a drug that may limit its marketing potential. The failure to comply with applicable regulatory requirements in the United States and in other countries in which we conduct development activities could result in a variety of fines and sanctions, such as warning letters, product recalls, product seizures, suspension of operations, fines and civil penalties or criminal prosecution.

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

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries will depend, in large part, on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations, health maintenance organizations (HMOs) and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There is also significant uncertainty concerning third-party reimbursement for products treating FSD and ED. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

Manufacturing and Marketing

To be successful, our proposed products will need to be manufactured in commercial quantities under GMPs prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMPs. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. We have identified one third-party manufacturer for the production of bremelanotide, and have validated manufacturing of the bremelanotide drug substance under GMPs with that manufacturer. However, we have not negotiated a long-term supply agreement with the third-party manufacturer, and may not be able to enter into a supply agreement on acceptable terms, if at all.

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

Certain of our melanocortin receptor agonist product candidate are synthetic peptides, which we have primarily manufactured in-house. We have not contracted with a third-party manufacturer to produce these synthetic peptides for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

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

Product Liability and Insurance

Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing up to $10 million coverage in the aggregate as to certain clinical trial risks.

Employees

As of September 24, 2010, we employed 41 persons full time, of whom 27 are engaged in research and development activities and 13 are engaged in administration and management. On September 24, 2010, we announced a realignment of our work force with corporate objectives, and anticipate that we will have 20 or fewer full time employees by December 31, 2010. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Item 1A.  Risk Factors.

We will continue to incur substantial losses over the next few years and we may never become profitable.

We have never been profitable and we may never become profitable. As of June 30, 2010, we had an accumulated deficit of $209.2 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We need to raise additional funds and will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of June 30, 2010, we had cash and cash equivalents of $5.4 million and available-for-sale investments of $3.5 million, with current liabilities of $2.4 million. We have curtailed our operations significantly, including suspending early stage research and discovery programs and implementing a reduction in our workforce. However, our available working capital will not fund our currently planned operations for the next twelve months. We will also need additional funds to continue development of bremelanotide and PL-3994, including planned clinical trials and preclinical development efforts.

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

If we are unable to raise sufficient additional funds, we will implement plans for the orderly wind down of our business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms and for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of June 30, 2010 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report dated September 27, 2010 that included an explanatory paragraph referring to our recurring net losses and negative cash flows from operations and expressing substantial doubt in our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity financing or other capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are continually evaluating opportunities to raise additional funds through public or private equity financings, as well as evaluating prospective business partners, and will continue to do so. However, if adequate funds are not available to us when we need it, and we are unable to enter into some form of strategic relationship that will give us access to additional cash resources, we will be required to even further curtail our operations which would, in turn, further raise substantial doubt about our ability to continue as a going concern.

Based upon the recent price of our common stock on the NYSE Amex LLC (the NYSE Amex), even if we are able to raise additional capital our existing stockholders will experience substantial dilution.

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

We have implemented a reverse stock split, which will reduce our trading volume and may result in a decrease in our market capitalization.

Effective September 27, 2010, we implemented a one-for-ten reverse stock split. This reverse stock split was implemented because we had received notice that the NYSE Amex deemed it appropriate for us to effect a reverse stock split because of the low selling price of our common stock. At our annual meeting of stockholders held on May 13, 2010, the stockholders authorized a reverse stock split. We believe it is likely that the per share market price of our common stock will increase after the one-for-ten reverse split. However, we cannot guarantee that our common stock price will increase, and even if it does, we cannot guarantee that the price increase:

•	will be proportionate to the reverse split ratio;

•	will last in the marketplace for any length of time;

•	will remain at a price sufficient to meet the listing requirements of the NYSE Amex; or

•	will be sufficient to facilitate raising capital.

We have a limited operating history upon which to base an investment decision.

Our operations are primarily focused on acquiring, developing and securing our proprietary technology, conducting preclinical and clinical studies and formulating and manufacturing on a small-scale basis our principal product candidates. These operations provide a limited basis for stockholders to assess our ability to commercialize our product candidates.

We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

•	continuing to conduct preclinical development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products, or having third parties formulate and manufacture products;

•	post-approval monitoring and surveillance of our products;

•	conducting sales and marketing activities, either alone or with a partner; and

•	obtaining additional capital.

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

We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large-scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our human clinical trials include:

•	the availability of sufficient capital to sustain operations and clinical trials;

•	timely completion of clinical site protocol approval and obtaining informed consent from subjects;

•	the rate of patient enrollment in clinical studies;

•	adverse medical events or side effects in treated patients; and

•	lack of effectiveness of the product being tested.

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

We do not have the facilities to manufacture bremelanotide, PL-3994, melanocortin receptor agonist compounds or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s GMPs regulations. Failure of third-party manufacturers to comply with GMPs or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

We are subject to extensive regulation in connection with the laboratory practices and the hazardous materials we use.

We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as noted above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals, any one or more of which could have a material adverse effect on us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Even though we have suspended research and development efforts on new product candidates, we are maintaining selected laboratory capabilities, and will be subject to regulations in connection with decommissioning animal facilities, disposal of chemicals and hazardous or potentially hazardous substances, and decommissioning and disposing of laboratory equipment. We may incur significant costs to comply with such laws and regulations now or in the future.

Contamination or injury from hazardous materials used in the development of our products could result in a liability exceeding our financial resources.

Our research and development has involved the use of hazardous materials and chemicals, including radioactive compounds. We cannot completely eliminate the risk of contamination or injury from these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of our insurance.

We have no experience in marketing, distributing and selling products and will substantially rely on our marketing partners to provide these capabilities.

We are developing bremelanotide and melanocortin receptor agonist compounds for sexual dysfunction and PL-3994 for the treatment of asthma, heart failure and related indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our research collaboration and license agreement with AstraZeneca for our melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. If the results of development efforts are negative or inconclusive, AstraZeneca may decide to abandon further development of this program, including terminating the agreement, by giving us notice of termination. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement.

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

There are a large number of products approved for use in asthma, and a number of other products being developed for treatment of acute exacerbations of asthma, including products in clinical trials. There is competition to develop drugs for treatment of acute exacerbations of asthma.

We are aware of one recombinant natriuretic peptide product for acutely decompensated congestive heart failure approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on other natriuretic peptide products are being conducted in the United States. In addition, other products for treatment of heart failure are either currently being marketed or in development.

The biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to bremelanotide, other melanocortin receptor agonist compounds and PL-3994. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than bremelanotide, other melanocortin receptor agonist compounds or PL-3994. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

Our ability to achieve revenues from the sale of our products in development will depend, in part, on our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers.

Our ability to successfully commercialize our products in development will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products and related treatment. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. If we are able to obtain reimbursement, continuing efforts by governmental and third party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products in development. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

We rely on our management team, our employees and various contractors and consultants to provide critical services. Our ability to execute our bremelanotide and PL-3994 clinical programs and our preclinical programs on an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction depends on our continued retention and motivation of our management and scientific personnel, including executive officers and senior members of development and management who possess significant technical expertise and experience and oversee our development programs. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors. If we lose the services of existing personnel or fail to attract new personnel, our development programs could be adversely affected. Competition for personnel is intense. In addition, we may need to hire consultants or contractors for development activities previously undertaken by our employees.

As of September 27, 2010, there were 2,629,247 shares of common stock underlying outstanding convertible preferred stock, options, warrants and restricted stock units, and stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and the vesting of restricted stock units.

As of September 24, 2010, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	26,865 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•	1,553,248 shares issuable on the exercise of warrants, at exercise prices ranging from $2.00 to $40.00 per share;

•	949,634 shares issuable on the exercise of stock options, at exercise prices ranging from $1.30 to $47.00 per share; and

•	99,500 shares issuable under restricted stock units that vest no later than March 15, 2011, subject to the fulfillment of service conditions.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

For the 12 month period ended August 31, 2010, the price of our stock has been volatile, ranging from a high of $4.40 per share to a low of $1.60 per share.

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

Pursuant to approvals by our stockholders at the annual meeting of stockholders held on May 13, 2010, effective July 23, 2010 we increased our authorized common stock from 150,000,000 to 400,000,000, and on September 27, 2010 we implemented a one-for-ten reverse stock split, which reduced our authorized common stock to 40,000,000 shares. This could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Item 1B.  Unresolved Staff Comments.

Inapplicable.

Item 2.  Properties.

Our corporate offices and research and development facilities are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires July 17, 2012. We also lease 10,000 square feet of additional office space and 12,000 square feet of laboratory space in two other buildings in the same center under leases that expire in 2015 and 2012, respectively. The 10,000 square feet of additional office space is subleased to a third party under a sublease that expires February 28, 2012. The leased properties are in good condition.

Item 3.  Legal Proceedings.

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE Amex since July 1, 2008. Prices per share of our common stock have been adjusted for the one-for-ten reverse stock split on September 27, 2010 on a retroactive basis.

FISCAL YEAR ENDED JUNE 30, 2010	HIGH	LOW
Fourth Quarter	$3.50	$1.70
Third Quarter	3.70	2.50
Second Quarter	4.40	2.30
First Quarter	4.80	2.20

FISCAL YEAR ENDED JUNE 30, 2009	HIGH	LOW
Fourth Quarter	$3.70	$1.00
Third Quarter	1.40	0.60
Second Quarter	10.50	0.60
First Quarter	3.40	1.10

Our common stock has been quoted on NYSE Amex under the symbol PTN since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol PLTN.

Holders of common stock. On September 24, 2010, we had approximately 231 holders of record of common stock. On September 24, 2010, the closing sales price of our common stock as reported on the NYSE Amex, adjusted for the one-for-ten reverse stock split on September 27, 2010, was $1.80 per share.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,997 shares on September 24, 2010, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

Equity Compensation Plan Information. Reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report, which is incorporated here by reference.

Item 6.  Selected Financial Data.

Not applicable.

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

The $10.0 million upfront payment received in January 2007 under the research collaboration and license agreement with AstraZeneca and the additional $5.0 million received pursuant to the September 2009 amendment has been recognized as revenue over the period ended January 2010, the completion of the research collaboration portion of the agreement.

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

Accrued Expenses

Third parties perform a significant portion of our development activities. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

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

Results of Operations

Year Ended June 30, 2010 Compared to the Year Ended June 30, 2009:

Revenue – For the fiscal year ended June 30, 2010 (fiscal 2010), we recognized $14.2 million in revenue compared to $11.4 million for the fiscal year ended June 30, 2009 (fiscal 2009) pursuant to our research collaboration and license agreement with AstraZeneca.

Revenue from AstraZeneca for fiscal 2010 and fiscal 2009 consists of $3.2 million and $9.7 million, respectively, of revenue related to our research services performed during those periods, and $11.0 million and $1.7 million, respectively, of revenue related to AstraZeneca’s up-front license fee. In connection with the completion of the research collaboration portion of the research collaboration and license agreement, we recognized as revenue in fiscal 2010 all remaining deferred up-front license fees received from AstraZeneca. Future contract revenue from AstraZeneca, in the form of reimbursement of development costs, will fluctuate based on development activities in our obesity program. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses decreased to $12.3 million for fiscal 2010 compared to $13.4 million for fiscal 2009. The decrease is the result of the restructuring of our clinical-stage product portfolio and development programs.

Research and development expenses related to our bremelanotide, other melanocortin receptor agonists, PL-3994, obesity, NeutroSpec and other preclinical programs were $4.1 million in each of fiscal years 2010 and 2009. Spending to date has been primarily related to the identification and optimization of lead compounds, and secondarily to study the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased to $8.2 million for fiscal 2010 compared to $9.3 million for fiscal 2009. The decrease is primarily related to management’s refinement of operations and expense control.

Cumulative spending from inception to June 30, 2010 on our bremelanotide, NeutroSpec and other programs (which include PL-3994, other melanocortin receptor agonists, obesity and other discovery programs) amounts to $133.2 million, $55.5 million and $56.8 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses decreased to $4.9 million for fiscal 2010 compared to $5.3 million for fiscal 2009. The decrease is primarily related to management’s refinement of operations and expense control.

Income Tax Benefit – Income tax benefits of $1.0 million in fiscal 2010 and $1.7 million in fiscal 2009 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through equity financings and amounts received under collaborative agreements.

Our product candidates are at various stages of development and will require significant further research, development and testing and may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

During fiscal 2010, we used $5.7 million of cash for our operating activities, compared to $5.4 million used in fiscal 2009. Net cash outflows from operations in fiscal 2010 were favorably impacted by the decrease in research and development expenses and the receipt of $5.0 million in additional payments from AstraZeneca. Net cash outflows from operations in fiscal 2009 were favorably impacted by the receipt of $6.6 in additional payments from AstraZeneca. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

In fiscal 2010, net cash provided by investing activities was $38,000 consisting mainly of the sale of property compared to $0.7 million provided by investing activities in fiscal 2009, which, consisted mainly of the sale of property and equipment.

For fiscal 2010, net cash provided by financing activities was $6.7 million, primarily reflecting the aggregate net proceeds of approximately $7.0 million from the sales in August 2009, February 2010 and June 2010 of 948,484 units, 962,962 units and 1,000,000 units, respectively, in registered direct offerings. Each unit from the August 2009 offering consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $3.30 per share. Each unit from the February 2010 offering consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of our common stock at an exercise price of $3.00 per share of common stock and a Series B warrant exercisable for 0.33 shares of common stock at an exercise price of $2.70 per share of common stock. The Series A warrant is exercisable 181 days from the date of issuance and expires three years thereafter, the Series B warrant was exercisable immediately upon issuance and originally expired 180 days from the date of issuance. Management extended the expiration date of the Series B warrants an additional 180 days. Each unit from the June 2010 offering consisted of one share of common stock and a one-year warrant to purchase 0.14 shares of common stock at an exercise price of $2.00 per share. During fiscal 2009, net cash used in financing activities was $0.3 million, consisting entirely of payments on capital lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2010, our cash and cash equivalents were $5.4 million and our available-for-sale investments were $3.5 million.

Our existing cash, cash equivalents and available-for-sale investments are not sufficient to fund our planned operations for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We have made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and have ceased research and development efforts on new product candidates. As part of this decision, we have implemented reductions in staffing levels, and anticipate having no more than twenty employees by December 31, 2010. We also intend to raise additional capital by December 31, 2010. The accompanying consolidated financial statements have been prepared assuming that we continue as a going concern.

We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms or at all. We may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

If we are unable to raise sufficient additional funds to advance at least one of our product candidates, we will implement plans for the orderly wind down of our business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms and for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2010:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Facility operating leases	$ 4,948,401	$ 2,196,655	$ 2,290,236	$ 461,510	$ -
Capital lease obligations	37,107	22,264	14,843	-	-
License agreements	210,000	15,000	30,000	30,000	135,000
Total contractual obligations	$ 5,195,508	$ 2,233,919	$ 2,335,079	$ 491,510	$ 135,000

Our license agreement related to NeutroSpec requires royalty payments on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales and marketing of NeutroSpec. We do not expect to make any such contingent payments during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity and comprehensive loss for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations and will require substantial additional financing to continue to fund its planned development activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 27, 2010

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets

	June 30, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$ 5,405,430	$ 4,378,662
Available-for-sale investments	3,462,189	3,439,650
Accounts receivable	2,879	508,528
Prepaid expenses and other current assets	393,313	492,824
Total current assets	9,263,811	8,819,664

Property and equipment, net	2,388,365	3,650,783
Restricted cash	475,000	475,000
Other assets	261,701	254,364
Total assets	$ 12,388,877	$ 13,199,811

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$ 19,670	$ 87,675
Accounts payable	155,795	206,363
Accrued expenses	2,219,466	1,420,741
Deferred revenue	-	6,955,553
Total current liabilities	2,394,931	8,670,332

Capital lease obligations	14,284	33,954
Deferred rent	661,389	1,182,026
Total liabilities	3,070,604	9,886,312

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of June 30, 2010 and 2009, respectively	50	50
Common stock of $0.01 par value – authorized 40,000,000 shares; issued and outstanding 11,702,818 and 8,666,290 shares as of June 30, 2010 and 2009, respectively	117,028	86,663
Additional paid-in capital	218,236,723	210,492,345
Accumulated other comprehensive income	138,650	116,111
Accumulated deficit	(209,174,178)	(207,381,670)
Total stockholders’ equity	9,318,273	3,313,499
Total liabilities and stockholders’ equity	$ 12,388,877	$ 13,199,811

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2010	2009	2008

REVENUES	$ 14,180,727	$ 11,351,774	$ 11,483,287

OPERATING EXPENSES:
Research and development	12,293,910	13,356,751	21,187,762
General and administrative	4,901,203	5,296,859	6,928,295
Total operating expenses	17,195,113	18,653,610	28,116,057

Loss from operations	(3,014,386)	(7,301,836)	(16,632,770)

OTHER INCOME (EXPENSE):
Investment income	141,635	233,319	1,030,452
Interest expense	(13,165)	(26,159)	(73,495)
Gain on sale of supplies and equipment	95,000	550,968	-
Total other income, net	223,470	758,128	956,957

Loss before income taxes	(2,790,916)	(6,543,708)	(15,675,813)
Income tax benefit	998,408	1,741,476	1,291,444

NET LOSS	$ (1,792,508)	$ (4,802,232)	$(14,384,369)

Basic and diluted net loss per common share	$ (0.18)	$ (0.56)	$ (1.69)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	9,861,215	8,637,030	8,522,057

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, July 1, 2007	4,997	$ 50	8,512,692	$ 85,127	$ 206,641,580	$ -	$ (188,195,069)	$ 18,531,688
Exercise of options and warrants	-	-	7,725	77	110,152	-	-	110,229
Stock-based compensation	-	-	31,991	320	2,265,179	-	-	2,265,499
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	29,117	-	29,117
Net loss	-	-	-	-	-	-	(14,384,369)	(14,384,369)
Total comprehensive loss								(14,355,252)
Balance, June 30, 2008	4,997	50	8,552,408	85,524	209,016,911	29,117	(202,579,438)	6,552,164
Stock-based compensation	-	-	113,882	1,139	1,475,434	-	-	1,476,573
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	86,994	-	86,994
Net loss	-	-	-	-	-	-	(4,802,232)	(4,802,232)
Total comprehensive loss								(4,715,238)
Balance, June 30, 2009	4,997	50	8,666,290	86,663	210,492,345	116,111	(207,381,670)	3,313,499
Sale of common stock units, net of costs	-	-	2,911,448	29,114	6,931,491	-	-	6,960,605
Exercise of options	-	-	6,725	67	11,371	-	-	11,438
Stock-based compensation	-	-	172,500	1,725	966,836	-	-	968,561
Payment of withholding taxes related
to restricted stock units	-	-	(54,145)	(541)	(165,320)	-	-	(165,861)
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	22,539	-	22,539
Net loss	-	-	-	-	-	-	(1,792,508)	(1,792,508)
Total comprehensive loss								(1,769,969)
Balance, June 30, 2010	4,997	$ 50	11,702,818	$ 117,028	$ 218,236,723	$ 138,650	$ (209,174,178)	$ 9,318,273

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,792,508)	$ (4,802,232)	$ (14,384,369)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,269,413	1,364,644	1,393,077
Gain on sale of supplies and equipment	(95,000)	(550,968)	-
Stock-based compensation	968,561	1,476,573	2,265,499
Amortization of deferred revenue	(11,905,553)	(683,336)	(9,669,031)
Changes in operating assets and liabilities:
Accounts receivable	505,649	(502,781)	602,094
Prepaid expenses and other assets	92,174	(5,513)	1,115,350
Accounts payable	(50,568)	(428,820)	(485,711)
Accrued expenses and other liabilities	278,088	(1,311,164)	(1,414,834)
Deferred revenues	5,000,000	-	-
Net cash used in operating activities	(5,729,744)	(5,443,597)	(20,577,925)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of available-for-sale investments	-	-	(1,000,012)
Sale of supplies and equipment	45,000	700,000	-
Purchases of property and equipment	(6,995)	(36,383)	(263,938)
Net cash provided by (used in) investing activities	38,005	663,617	(1,263,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(87,675)	(263,128)	(294,199)
Payment of withholding taxes related to restricted
stock units	(165,861)	-	-
Proceeds from common stock, stock option
and warrant issuances	6,972,043	-	110,229
Net cash provided by (used in) financing activities	6,718,507	(263,128)	(183,970)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	1,026,768	(5,043,108)	(22,025,845)

CASH AND CASH EQUIVALENTS, beginning
of year	4,378,662	9,421,770	31,447,615

CASH AND CASH EQUIVALENTS, end of year	$ 5,405,430	$ 4,378,662	$ 9,421,770

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 13,165	$ 36,959	$ 58,495
Unrealized gain on available-for-sale investments	22,539	86,994	29,117
Equipment acquired under financing arrangements	-	-	186,989

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(1)           ORGANIZATION:

Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to the development of peptide, peptide mimetic and small molecule agonist compounds with a focus on melanocortin and natriuretic peptide receptor systems. Palatin has a diverse pipeline of active development programs targeting melanocortin and natriuretic receptors. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (wasting syndrome) and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of acute asthma, heart failure, hypertension and other cardiovascular diseases.

The Company’s active drug development programs consist of bremelanotide for treatment of sexual dysfunction, other peptide melanocortin receptor agonists for treatment of sexual dysfunction, and PL-3994, an agonist peptide mimetic which binds to natriuretic peptide receptor A, for treatment of acute asthma and heart failure. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates the Company is developing; and, partially funding its product candidate development programs with the cash flow from the Company’s AstraZeneca collaboration agreement and any future agreements with other companies.

 Reverse Stock Split – Effective on September 27, 2010, the Company implemented a one-for-ten reverse stock split of its common stock, which reduced the number of shares of its common stock issued and outstanding from approximately 118,200,000 to approximately 11,800,000. All share and per share amounts in these consolidated financial statements, including shares of common stock issuable upon exercise, vesting or conversion of all outstanding options, warrants and convertible preferred stock, are presented on a post-reverse-split basis.

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2010 and incurred a net loss for fiscal 2010. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2010, the Company’s cash and cash equivalents were $5.4 million and its available-for-sale investments were $3.5 million. The Company has made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and has ceased research and development efforts on new product candidates. As part of this decision, the Company plans to reduce staffing levels, and anticipates having no more than twenty employees by December 31, 2010, and intends to seek additional capital. Management does not believe that the Company’s existing capital resources, together with expected revenues, will be adequate to fund its currently planned operations for the next twelve months. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might results from the outcome of this uncertainty.

The Company intends to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms or at all. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

If the Company is unable to raise sufficient additional funds to advance at least one of its product candidates, management will implement plans for the orderly wind down of its business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of the Company’s product candidates, technologies and contractual rights, including rights under the research collaboration and license agreement with AstraZeneca, on the best possible terms available.

The nature and timing of the Company’s development activities are highly dependent on its financing activities. There can be no assurance that the Company will be able to obtain financing when required, or that financing efforts will be successful. Additionally, the Company may be required to seek collaborators for its product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that the Company would otherwise seek to develop or commercialize itself.

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

	Year Ended June 30,
	2010	2009	2008
AstraZeneca	100%	100%	26%
King Pharmaceuticals, Inc.	-	-	71%
Mallinckrodt	-	-	3%

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $4,111,051 and $3,250,191 in a money market fund at June 30, 2010 and 2009, respectively. Restricted cash secures letters of credit for security deposits on leases.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, available-for-sale investments, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the fair value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro-rata vesting are allocated to periods on a straight-line basis

Income Taxes – The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

During the years ended June 30, 2010, 2009 and 2008, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $998,408, $1,741,476 and $1,291,444, respectively, in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” In June 2008, the FASB issued guidance stating that non-vested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. The Company adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective July 1, 2009.

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS did not impact the basic and diluted EPS for the years ended June 30, 2010, 2009 or 2008, respectively, as the Company incurred a net loss in each period.

As of June 30, 2010, 2009 and 2008, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 2,569,695, 1,407,660 and 1,394,159, respectively.

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

In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements (ASU 2009-13)”, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The Company adopted ASU 2009-13 on July 1, 2010 and does not expect ASU 2009-13 to have a material impact on its consolidated financial statements.

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition – Milestone Method (ASU 2010-17). ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This ASU is effective for fiscal years beginning January 1, 2011, with early adoption permitted. The Company does not believe adoption will have a material impact on its consolidated financial position and results of operations.

 (3)           AGREEMENT WITH ASTRAZENECA

In January 2007, the Company entered into an exclusive global research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the collaboration agreement was amended to include additional compounds and associated intellectual property developed by the Company. In December 2008, the collaboration agreement was further amended to include additional compounds and associated intellectual property developed by the Company and extended the research collaboration for an additional year through January 2010. In September 2009, the collaboration agreement was further amended to modify royalty rates and milestone payments. The collaboration is based on the Company’s melanocortin receptor obesity program and includes access to compound libraries, core technologies and expertise in melanocortin receptor drug discovery and development. As part of the September 2009 amendment to the research collaboration and license agreement, the Company agreed to conduct additional studies on the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and pays all costs associated with these studies. The Company recognized $1,082,762 and $7,632,136, respectively, as revenue in the years ended June 30, 2010 and 2009 under these clinical trial sponsored research agreements.

The Company received an up-front payment of $10,000,000 from AstraZeneca on execution of the research collaboration and license agreement. Under the September 2009 amendment the Company was paid an additional $5,000,000 in consideration of reduction of future milestones and royalties and providing specific materials to AstraZeneca. The Company is now eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company will receive royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company provided research services to AstraZeneca through January 2010, the expiration of the research collaboration portion of the research collaboration and license agreement, at a contractual rate per full-time-equivalent employee.

The Company has determined that the license portion of the agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the years ended June 30, 2010, 2009 and 2008, the Company recognized as revenue $10,972,219, $1,666,667 and $1,666,667, respectively, related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the years ended June 30, 2010, 2009 and 2008 were $2,125,746, $2,052,968 and $1,250,000, respectively. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

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

(5)           INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following is a summary of available-for-sale investments:

	June 30,	June 30,
	2010	2009
Cost	$ 3,323,539	$ 3,323,539
Gross unrealized gains	173,658	116,170
Gross unrealized losses	(35,008)	(59)
Total available-for-sale investments	$ 3,462,189	$ 3,439,650

The fair value of investments and cash equivalents are classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value as of June 30, 2010 and 2009:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
June 30, 2010 –
Money Market Fund	$ 4,111,051	$ 4,111,051	$ -	$ -
Mutual Funds	3,462,189	3,462,189	-	-
June 30, 2009 –
Money Market Fund	$ 3,250,191	$ 3,250,191	$ -	$ -
Mutual Funds	3,439,650	3,439,650	-	-

 (6)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2010	2009
Office equipment	$ 1,662,830	$ 1,662,830
Laboratory equipment	4,137,242	4,130,247
Leasehold improvements	7,088,462	7,088,462
	12,888,534	12,881,539
Less: Accumulated depreciation and amortization	(10,500,169)	(9,230,756)
	$ 2,388,365	$ 3,650,783

The cost of assets acquired under capital leases was $941,974 as of June 30, 2010 and 2009, respectively. Accumulated amortization associated with assets acquired under capital leases was $728,868 and $552,157 as of June 30, 2010 and 2009, respectively.

(7)           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2010	2009
Clinical study costs	$ 798,744	$ 300,776
Other research related expenses	315,439	263,731
Deferred rent, current portion	421,443	356,012
Other	683,840	500,222
	$ 2,219,466	$ 1,420,741

(8)           COMMITMENTS AND CONTINGENCIES

Leases – The Company currently leases facilities under three non-cancelable operating leases. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2011	$ 2,196,655
2012	1,995,860
2013	294,376
2014	236,335
2015	225,175
$ 4,948,401

For the years ended June 30, 2010, 2009 and 2008, rent expense was $1,520,807, $1,613,534 and $1,650,273, respectively.

Capital Leases – The Company has acquired certain of its laboratory equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2010 are as follows:

Year Ending June 30,
2011	$ 22,264
2012	14,843
37,107
Amount representing interest	(3,153)
Net	$ 33,954

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

License Agreements – The Company has license agreements related to NeutroSpec, a radiolabeled monoclonal antibody product for which the Company has suspended marketing, clinical trials and securing regulatory approvals, that require minimum annual payments of $15,000, royalty payments on commercial net sales and payments of up to $2,250,000 contingent on the achievement of specified cumulative net margins on sales. No royalty payments or other contingent amounts will be payable under these agreements unless the Company recommences sales and marketing of NeutroSpec. The Company does not expect to make any such contingent payments during the next twelve months.

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2010, 2009 and 2008, Company contributions were $221,599, $254,127 and $341,997, respectively.

Contingencies – The Company accounts for litigation losses in accordance with ASC 450-20, “Loss Contingencies.” Under ASC 450-20, loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

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

 (9)           STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2010, 4,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price.

As of June 30, 2010, the Series A Conversion Price was $18.60, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 5 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $499,700 in the aggregate as of June 30, 2010. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Common Stock Transactions – In August 2009, the Company sold 948,485 units in a registered direct offering for gross proceeds of $3,100,000. Each unit consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock at an exercise price of $3.30 per share. Net proceeds to the Company, after costs of the offering, were approximately $2,800,000. In addition, the Company issued to the placement agent warrants to purchase 47,424 shares of common stock at an exercise price of $4.10 per share.

In February 2010, the Company sold 962,963 units in a registered direct offering for gross proceeds of $2,600,000. Each unit consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of common stock at an exercise price of $3.00 per share and a Series B warrant exercisable for 0.33 shares of common stock at an exercise price of $2.70 per share. The Series A warrant became exercisable on August 30, 2010 and expires on August 30, 2013. The Series B warrant was exercisable immediately upon issuance and initially expired August 29, 2010, but the Company extended the expiration date through February 28, 2011. Net proceeds to the Company, after costs of the offering, were approximately $2,300,000. In addition, the Company issued to the placement agent warrants to purchase 48,148 shares of common stock at an exercise price of $3.40 per share.

In June 2010, the Company sold 1,000,000 units in a registered direct offering for gross proceeds of $2,000,000. Each unit consisted of one share of common stock and a one-year warrant to purchase 0.14 shares of common stock at an exercise price of $2.00 per share. Net proceeds to the Company, after costs of the offering, were approximately $1,800,000. In addition, the Company issued to the placement agent warrants to purchase 50,000 shares of common stock at an exercise price of $2.50 per share.

At the annual meeting of stockholders held on May 13, 2010, the stockholders authorized, at the discretion of the Company’s Board of Directors, an amendment to the Company’s restated certificate of incorporation to increase the number of authorized shares of common stock, $0.01 par value per share, from 150,000,000 to 400,000,000, and separately an amendment to the Company’s restated certificate of incorporation to effect a reverse stock split of common stock at a ratio of between one-for-two and one-for-fifteen (Note 1). At the direction of the Board of Directors, the amendment increasing the number of authorized shares of common stock, $0.01 par value per share, to 400,000,000 was filed effective July 23, 2010. Pursuant to the reverse stock split effective September 27, 2010, both the outstanding common stock and number of authorized shares of common stock were reduced proportionately.

Outstanding Stock Purchase Warrants – As of June 30, 2010, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
140,000	$ 2.00	June 29, 2011
50,000	2.50	November 26, 2012
317,777	2.70	February 28, 2011
317,777	3.00	August 30, 2013
331,969	3.30	August 12, 2014
48,148	3.40	November 26, 2012
47,424	4.10	November 26, 2012
1,500	28.20	December 11, 2012
329,359	28.80	April 17, 2011
1,500	40.00	December 15, 2010
1,585,454

Stock Plan – The Company’s 2005 Stock Plan was initially approved by the Company’s stockholders in June 2005 and provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 500,000 shares of common stock. On December 7, 2007, the Company received stockholder approval to increase the number of authorized shares available for grant to 1,000,000, and on May 13, 2009 the Company received stockholder approval to increase the number of authorized shares available for grant to 1,500,000. The 2005 Stock Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. As of June 30, 2010, 459,006 shares were available for grant under the 2005 Stock Plan.

The Company also has outstanding options that were granted under previous plans. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity for the years ended June 30, 2010, 2009 and 2008:

	2010		2009		2008
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	882,862	$16.60	654,345	$24.00	639,472	$28.90
Granted	174,276	2.60	287,455	1.70	178,745	10.40
Forfeited	(34,303)	16.00	(27,097)	19.70	(138,154)	23.20
Exercised	(6,725)	1.70	-	-	-	-
Expired	(58,736)	34.10	(31,841)	31.90	(25,718)	48.20
Outstanding at end of year	957,374	13.20	882,862	16.60	654,345	24.00
Exercisable at end of year	631,313	18.00	546,380	23.10	439,285	29.30
Weighted average grant-date fair value of options granted during the year		$2.20		$1.40		$7.30

The following table summarizes options outstanding as of June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end of year	957,374	$13.20	6.2	$15,599
Options vested and exercisable at end of year	631,313	$18.00	5.3	$4,084
Unvested options expected to vest	308,382	$4.00	8.0	$10,289

The intrinsic value of options exercised during the year ended June 30, 2010 was $7,998.

The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2010, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 96%, 0%, 8.1 years and 3.2%, respectively. For grants during the year ended June 30, 2009, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 85%, 0%, 8.8 years and 3.8%, respectively. For grants during the year ended June 30, 2008, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 80%, 0%, 6.2 years and 3.7%, respectively. Expected volatilities are based primarily on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2010, 2009 and 2008 the Company recorded stock-based compensation related to stock options of $633,532, $700,618 and $1,016,579, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2010, there was $549,292 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.03 years.

In July 2010, the Company granted 30,000 options to its non-employee directors under the Company’s 2005 stock plan.

Restricted Stock Units – In October 2006, the Company made grants of restricted stock units to three executive officers for an aggregate of 97,500 shares of common stock. Under the original vesting conditions, 32,500 shares vested if the quoted market price of Palatin’s common stock was $40.00 or more for 20 consecutive trading days, an additional 32,500 shares vested if the quoted market price of Palatin’s common stock was $60.00 or more for 20 consecutive trading days and the remaining 32,500 shares vested if the quoted market price of Palatin’s common stock was $80.00 or more for 20 consecutive trading days. The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility was based on the Company’s historical volatility and the risk-free rate was based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate fair value of the units at the date of grant was $1,846,000, which was recognized over a weighted-average period ended December 31, 2009. For the years ended June 30, 2010, 2009 and 2008 the Company recognized $201,500, $470,031 and $671,125, respectively, of stock-based compensation expense related to these restricted stock units.

 In March 2008, the Company’s Compensation Committee revised the vesting conditions of the above restricted stock units granted to the three executive officers. Under the revised conditions, the restricted stock units granted to each of the executive officers became fully vested on March 26, 2010 and on such date, after adjusting for withholding taxes, 66,160 shares of common stock were issued. The restricted stock unit agreements require that each executive officer retain ownership of at least 33% of the stock received for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. In addition to the original grant-date fair value of these awards, the Company recognized an incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 26, 2010. For the years ended June 30, 2010, 2009 and 2008, the Company recognized $102,375, $136,500 and $34,125, respectively, of stock-based compensation expense related to these restricted stock units.

On December 10, 2008, the Company granted restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 75,000 shares of common stock. The restricted stock units vested on December 31, 2009 and on such date, after adjusting for withholding taxes, 52,195 shares of common stock were issued. The Company amortized the fair value of these restricted stock units, totaling $67,500, on a straight-line basis through December 31, 2009. For the years ended June 30, 2010, and 2009, the Company recognized $31,154 and $36,346, respectively, as stock-based compensation expense related to these restricted stock units.

In September 2007, the Company issued 157,391 restricted stock units under the Company’s 2005 Stock Plan as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. On September 30, 2008, after adjusting for forfeitures and early vesting due to involuntary position elimination, 113,882 shares of common stock vested. The Company amortized the fair value of these restricted stock units of $676,748 on a straight-line basis over a one-year period. For the years ended June 30, 2009 and 2008, the Company recognized $133,078 and $543,670, respectively, of stock-based compensation expense related to these restricted stock units.

In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 stock plan. On September 15, 2010, 99,500 shares of common stock vested. The Company will amortize the fair value of these restricted stock units of approximately $340,000 over the nine months ending March 31, 2010.

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

As of June 30, 2010, the Company had federal and state net operating loss carryforwards of approximately $194,000,000 and $83,000,000, respectively, which expire between 2011 and 2030 if not utilized. As of June 30, 2010, the Company had federal research and development credits of approximately $5,400,000 that will begin to expire in 2012, if not utilized.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2010	2009
Net operating loss carryforwards	$ 72,603,000	$ 70,810,000
Research and development tax credits	5,390,000	5,288,000
Accrued expenses, deferred revenue and other	2,911,000	5,768,000
	80,904,000	81,866,000
Valuation allowance	(80,904,000)	(81,866,000)
Net deferred tax assets	$ -	$ -

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2010 and 2009. The valuation allowance for the year ended June 30, 2010 decreased by $962,000 due to the tax treatment of certain deferred revenue.

During the years ended June 30, 2010, 2009 and 2008, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $998,408, $1,741,476 and $1,291,444, respectively, in tax benefits.

(11)           CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2010 and 2009:

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(amounts in thousands, except per share data)
Total revenues	$ 675	$ 2,560	$ 7,283	$ 3,663
Total operating expenses	4,929	4,594	3,848	3,824
Total other income, net	17	14	68	124
Income/(loss) before income taxes	(4,237)	(2,020)	3,503	(37)
Income tax benefit	-	-	998	-
Net income (loss)	$ (4,237)	$ (2,020)	$ 4,501	$ (37)
Basic net income/(loss) per common share	$ (0.40)	$ (0.20)	$ 0.41	$ (0.00)
Weighted average number of common shares outstanding used in computing basic net income/(loss) per common share	10,722,061	9,987,323	9,616,954	9,130,622
Diluted net income/(loss) per common share	$ (0.40)	$ (0.20)	$ 0.41	$ (0.00)
Weighted average number of common shares outstanding used in computing diluted net income/(loss) per common share	10,722,061	9,987,323	9,664,507	9,130,622

	Three Months Ended
	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
	(amounts in thousands, except per share data)
Total revenues	$ 4,228	$ 5,159	$ 1,211	$ 754
Total operating expenses	4,461	5,087	3,991	5,115
Total other income, net	32	26	622	78
Income/(loss) before income taxes	(201)	98	(2,158)	(4,283)
Income tax benefit	-	-	1,741	-
Net income/(loss)	$ (201)	$ 98	$ (417)	$ (4,283)
Basic and diluted net income/(loss) per common share	$ (0.02)	$ 0.01	$ (0.05)	$ (0.50)
Weighted average number of common shares outstanding used in computing basic and diluted net income/(loss) per common share	8,666,290	8,666,290	8,664,064	8,552,431

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on May 13, 2010.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	48	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D.	56	Director, chairman of the board of directors
Perry B. Molinoff, M.D.	70	Director
Robert K. deVeer, Jr. (1) (2) (3)	64	Director
Zola P. Horovitz, Ph.D. (1) (2) (3)	75	Director
Robert I. Taber, Ph.D. (1) (2)	74	Director
Errol De Souza, Ph.D. (2) (3)	56	Director
J. Stanley Hull	58	Director
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

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for almost fifteen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. He is a member of the board of AVAX Technologies, Inc. and MediciNova, Inc., publicly-held life science companies. Currently, he is the chairman of AVAX Technologies, Inc. and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast is a co-founder of Palatin, and brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His service on other publicly traded company boards provides experience relevant to good corporate governance practices.

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

Dr. Molinoff has extensive academic and pharmaceutical company experience, with scientific knowledge that makes him a resource to our executive officers and other board members. As a former officer of Palatin, Dr. Molinoff has significant knowledge of our technologies and drug products under development, as well as the markets potentially addressed by our drug products under development.

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

Mr. deVeer has extensive experience in investment banking and corporate finance, including the financing of life sciences companies, and serves as the Audit Committee’s financial expert.

ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is also currently a director of BioCryst Pharmaceuticals, Inc. and GenVec, Inc., publicly-held life science companies. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

Dr. Horovitz has extensive experience in development of pharmaceutical drugs, business development and licensing, and has served on the board of directors of a number of publicly-held life science companies.

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

Dr. Tabor has extensive experience in pharmaceutical research and development both in large pharmaceutical companies and in smaller biotechnology and biopharmaceutical companies.

ERROL DE SOUZA, Ph.D. has been a director since April 2003. Dr. De Souza has nearly two decades of experience in the field of drug discovery and development. Since March 2010, Dr. De Souza has been president and chief executive officer of Biodel Inc., a publicly-held specialty biopharmaceutical company. From April 2003 to January 2009, Dr. De Souza was president and chief executive officer of Archemix Corporation, a biopharmaceutical company focused on aptamer therapeutics. From September 2002 to March 2003, he was president and chief executive officer and a director of Synaptic Pharmaceuticals. As a result of a merger effective March 2003, Synaptic Pharmaceuticals became a wholly-owned subsidiary of H. Lundbeck A/S, an international pharmaceutical company. Prior to that, Dr. De Souza held senior management positions with Aventis, and its predecessor company Hoechst Marion Roussel Pharmaceuticals, and was co-founder of Neurocrine Biosciences, Inc. He is currently a director of Biodel Inc., Targacept, Inc., a publicly-held life sciences company, and Bionomics Limited, an Australian life science company publicly traded on the Australian Stock Exchange. Dr. De Souza received his B.A. (Honors) in physiology and his Ph.D. in neuroendocrinology from the University of Toronto and he received his postdoctoral fellowship in neuroscience from The Johns Hopkins University School of Medicine.

Dr. De Souza has been the president and chief executive officer of three biopharmaceutical companies and has served on the board of directors of a number of publicly-held life sciences companies, and has extensive experience with biotechnology companies.

J. STANLEY HULL has been a director since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals in May 2010, having previously served in the R&D organization of GlaxoSmithKline as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome Inc. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Mr. Hull has extensive experience in commercial operations, development and marketing of pharmaceutical drugs and corporate alliances between pharmaceutical companies and biotechnology companies.

Director Independence

The board of directors has determined that all of the directors except for Dr. Spana (our chief executive officer and president) are independent directors, as defined in Section 121A of the NYSE Amex original listing requirements.

The Board and Its Committees

Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2010, the board met four times, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on May 13, 2010.

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. deVeer and Drs. Horovitz and De Souza, each of whom meets the independence requirements currently established by the NYSE Amex.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	48	Chief executive officer, president and director
Stephen T. Wills, MST, CPA	53	Chief financial officer and executive vice president of operations, secretary and treasurer
Trevor Hallam, Ph.D.	52	Executive vice president of research and development

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

TREVOR HALLAM, Ph.D., has been executive vice president of research and development since May 2005. From 1996 to 2005, Dr. Hallam held senior management positions within AstraZeneca R&D, including vice president of biologics based out of the UK, vice president of respiratory and inflammation research based in Sweden and vice president of medical affairs within the United States. From 1985 to 1995, Dr. Hallam served in senior management positions within Smith Kline and French Research, Glaxo Group Research, Roche Research and Rhone-Poulenc Rorer. Dr. Hallam joined the pharmaceutical industry after a postdoctoral fellowship at the Physiological Laboratory, University of Cambridge, UK. He earned his Ph.D. in biochemistry from the University of London and his B.Sc. from the University of Leeds.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors and officers. To the best of our knowledge, all of the filings for our directors and officers were made on a timely basis in fiscal 2010.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer and our one other executive officer (our named executive officers) for our fiscal years ended June 30, 2010 and 2009. We have no non-equity incentive plan, no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock awards (2) ($)	Option awards (2) ($)	All other compen- sation (3) ($)	Total ($)
Carl Spana, Ph.D., chief executive officer and president	2010	390,000	0	0	62,305	12,250	464,555
	2009	390,000	25,000	22,500	38,455	9,750	485,705
Stephen T. Wills, MST, CPA, chief financial officer and executive vice president of operations	2010	321,000	0	0	49,844	12,250	383,094
	2009	321,000	25,000	22,500	30,764	11,500	410,764

Trevor Hallam, Ph.D., executive vice president of research and development	2010	321,000	0	0	49,844	12,250	383,094
	2009	321,000	25,000	22,500	30,764	11,500	410,764

(1)	Bonus amounts for fiscal 2009 were paid on December 31, 2008. There were no bonuses awarded to any of our executive officers for fiscal 2010.

(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed in accordance with FASB ASC Topic 718. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(3)	Consists of matching contributions to 401(k) plan accounts.

Employment Agreements

Effective July 1, 2010, we entered into employment agreements with Dr. Spana, Mr. Wills and Dr. Hallam, which continue through June 30, 2013 unless terminated earlier. Under these agreements, which replace substantially similar agreements that expired on June 30, 2010, Dr. Spana is serving as chief executive officer and president at a base salary of $390,000 per year; Mr. Wills is serving as chief financial officer and executive vice president of operations at a base salary of $321,000 per year; and Dr. Hallam is serving as executive vice president of research and development at a base salary of $321,000 per year. Each agreement also provides for:

•	annual discretionary bonus compensation, in an amount to be decided by the Compensation Committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows us or the executive to terminate the agreement upon written notice, and contains other provisions for termination by us for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam). In addition, the agreements provide that options and restricted stock units granted to these officers accelerate upon termination of employment except for voluntary resignation by the officer or termination for cause. In the event of retirement, termination by the officer for good reason, or termination by us other than for “cause”, options may be exercised until the earlier of twenty-four months following termination or expiration of the option term. Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

The Compensation Committee determined not to award any discretionary bonuses to our named executive officers or to authorize any increase in our named executive officers’ salaries for fiscal 2010, based on results of operations during fiscal 2009, including our financial condition and our common stock price.

Stock Option and Restricted Stock Unit Grants

In October 2006, we granted 37,500, 30,000 and 30,000 restricted stock units to Dr. Spana, Mr. Wills and Dr. Hallam, respectively, which vested on March 26, 2010. The terms of these restricted stock units require that each executive retain ownership of at least 33% of the vested stock for the duration of the executive’s employment with us unless there is a change in control or for hardship as determined by the board of directors. In connection with the grant of the restricted stock units to our executive officers in October 2006, we determined at that time that the executive officers would not receive any further stock options or stock awards during the remainder of fiscal 2007 or the next three fiscal years thereafter, subject, however, to annual review by the Compensation Committee, which is authorized to make additional grants if warranted based on market conditions, our common stock price, the need to retain our executive officers and the interests of our stockholders.

In fiscal 2008, the Compensation Committee determined that additional stock option grants were necessary in order to motivate and retain our executive officers, and on March 26, 2008, Dr. Spana, Mr. Wills and Dr. Hallam were granted options to purchase 37,500, 30,000 and 30,000 shares of common stock, respectively, vesting over four years. Twenty-five percent of the shares underlying each option were granted at an exercise price in excess of the fair market value on the date of grant in order to incentivize the executive to improve our financial condition.

In each of fiscal 2009 and 2010, the Compensation Committee determined that additional equity grants were necessary in order to motivate and retain our executive officers. Effective on each of July 1, 2008 and July 1, 2009, Dr. Spana, Mr. Wills and Dr. Hallam were granted options to purchase 25,000, 20,000 and 20,000 shares of common stock, respectively, vesting over four years with an exercise price equal to the closing price of our common stock on the respective date of grant. In addition, on December 10, 2008, we granted restricted stock units as to 25,000 shares of common stock to each of Dr. Spana, Mr. Wills and Dr. Hallam, which vested on December 31, 2009.

On July 21, 2010, we granted 25,000, 20,000 and 20,000 restricted stock units to Dr. Spana, Mr. Wills and Dr. Hallam, respectively, which will vest as to 50% on September 15, 2010 and the remaining 50% on March 15, 2011, provided that the executive remains employed by us through such dates, subject to earlier vesting in the event of a change in control or termination of employment other than a voluntary termination or termination for cause.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table summarizes all of the outstanding equity awards granted to our named executive officers as of June 30, 2010, the end of our fiscal year. No stock awards were outstanding as of June 30, 2010.

		Option awards (1)
Name	Option grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Carl Spana	08/01/00	14,000	0	51.25	08/01/10
	10/01/01	10,000	0	31.90	10/01/11
	12/11/02	10,000	0	20.00	12/11/12
	07/16/03	10,000	0	32.40	07/16/13
	07/01/05	7,500	0	37.50	07/01/15
	07/01/05	8,300	0	17.50	07/01/15

		Option awards (1)
Name	Option grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
	10/06/06	9,375	3,125	24.90	10/06/16
	03/26/08	14,062	14,062	2.80	03/26/18
	03/26/08	2,344	2,344	5.00	03/26/18
	03/26/08	2,344	2,344	6.60	03/26/18
	07/01/08	6,250	18,750	1.80	07/01/18
	07/01/09	0	25,000	2.80	07/01/19

Stephen T. Wills	08/01/00	6,500	0	51.25	08/01/10
	10/01/01	7,000	0	31.90	10/01/11
	12/11/02	8,000	0	20.00	12/11/12
	07/16/03	8,000	0	32.40	07/16/13
	07/01/05	5,000	0	37.50	07/01/15
	07/01/05	7,300	0	17.50	07/01/15
	10/06/06	7,500	2,500	24.90	10/06/16
	03/26/08	11,250	11,250	2.80	03/26/18
	03/26/08	1,875	1,875	5.00	03/26/18
	03/26/08	1,875	1,875	6.60	03/26/18
	07/01/08	5,000	15,000	1.80	07/01/18
	07/01/09	0	20,000	2.80	07/01/19

Trevor Hallam	05/09/05	35,000	0	19.90	05/09/15
	10/06/06	7,500	2,500	24.90	10/06/16
	03/26/08	11,250	11,250	2.80	03/26/18
	03/26/08	1,875	1,875	5.00	03/26/18
	03/26/08	1,875	1,875	6.60	03/26/18
	07/01/08	5,000	15,000	1.80	07/01/18
	07/01/09	0	20,000	2.80	07/01/19

(1)
Stock option vesting schedules: All options granted before October 6, 2006 have fully vested. Options granted on or after October 6, 2006 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date.

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

Severance Compensation Without a Change in Control. If we terminate or fail to extend the employment agreement without cause, or the executive terminates employment with good reason, then the executive will receive as severance pay his salary then in effect, paid on our regular pay schedule, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam) after the termination date. In addition, upon such event all unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term, and all unvested restricted stock units would accelerate and become fully vested.

Severance Compensation After a Change in Control. If, within one year after a change in control, we terminate employment or the executive terminates employment with good reason, then the executive will receive as severance pay 200% (Dr. Spana) or 150% (Mr. Wills and Dr. Hallam) of his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills and Dr. Hallam) after the termination date. We would also reimburse the executive for up to $25,000 in fees and expenses during the six months following termination, for locating employment. We would also reimburse the executive for any excise tax he might incur on “excess parachute payments” (as defined in Section 280G(b) of the Internal Revenue Code). All unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term. All unvested restricted stock units would vest upon a change in control, without regard to whether the executive’s employment is terminated.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2010, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	60,000	14,953	74,953
Perry B. Molinoff, M.D.	30,000	9,969	39,969
Robert K. deVeer, Jr.	34,000	9,969	43,969
Zola P. Horovitz, Ph.D.	30,000	9,969	39,969
Robert I. Taber, Ph.D.	32,000	9,969	41,969
Errol De Souza, Ph.D.	30,000	9,969	39,969
J. Stanley Hull	30,000	9,969	39,969

(1)
Amounts in this column represent the aggregate grant date fair value for option awards granted in fiscal 2010 computed in accordance with FASB ASC Topic 718. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(2)	The aggregate number of shares underlying option awards outstanding at June 30, 2010 for each director was:

Dr. Prendergast                         76,100

Dr. Molinoff                               56,458

Mr. deVeer                                  45,500

Dr. Horovitz                                39,500

Dr. Taber                                     39,000

Dr. De Souza                               34,875

Mr. Hull                                       30,666

Non-Employee Directors’ Option Grants. Non-employee directors receive an annual option grant on the first day of each fiscal year, or such later date as may be determined by the board. On July 1, 2009, the first day of our last completed fiscal year, the chairman of the board received an option to purchase 6,000 shares of common stock and each other non-employee director received an option to purchase 4,000 shares of common stock. All of these options have an exercise price of $2.80 per share, the closing price of our common stock on the date of grant, vested in twelve monthly installments beginning July 31, 2009, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option. In addition, on the same date Mr. deVeer received an additional option to purchase 3,500 shares of common stock, with an exercise price of $2.80 per share, relating to his services as member and chairman of the Audit Committee and as an Audit Committee financial expert. The additional option granted to Mr. deVeer vests in four annual installments on the anniversary of the date of grant, expires ten years from the date of grant and provides for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration of the option.

On July 21, 2010, as the annual option grant for the current fiscal year, the chairman of the board received an option to purchase 6,000 shares of common stock and each other non-employee director received an option to purchase 4,000 shares of common stock. All of these options have an exercise price of $1.70 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2010, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as chairman of the board and receives an annual retainer of $60,000, payable quarterly. Other non-employee directors receive an annual retainer of $30,000, payable on a quarterly basis, with the Audit Committee chairperson and Compensation Committee chairperson receiving an additional $4,000 and $2,000, respectively, payable on a quarterly basis.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2010:

Equity Compensation Plan Information as of June 30, 2010
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	957,374	$13.20	459,006
Equity compensation plans not approved by security holders	3,000	$34.10	0
Total	960,374	$13.30	459,006

We have authorized the issuance of equity securities under the compensation plans described below, without the approval of stockholders.

•
Wistar Institute of Anatomy and Biology warrants, dated December 15, 2000 - provided common stock purchase warrants to a technology licensor to purchase 1,500 shares at $40.00 per share, with an expiration date of December 15, 2010.

•
Wistar Institute of Anatomy and Biology warrants, dated May 13, 2002 - provided common stock purchase warrants to a technology licensor to purchase 1,500 shares at $28.20 per share, with an expiration date of May 13, 2012.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 27, 2010, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 27, 2010. See the footnotes for more detailed explanations of the holdings. To our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 5.38 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 27, 2010, on which date 11,824,574 shares of common stock and 4,997 shares of Series A preferred stock were outstanding.

The address for all members of our management is c/o Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:
Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power
Common	Carl Spana, Ph.D.	150,606 (1)	1.3%	*
Common	Stephen T. Wills	123,324 (2)	1.0%	*

Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power
Common	Trevor Hallam, Ph.D.	120,448 (3)	1.0%	*
Common	John K.A. Prendergast, Ph.D.	57,367 (4)	*	*
Common	Perry B. Molinoff, M.D.	51,291 (5)	*	*
Common	Robert K. deVeer, Jr.	34,308 (6)	*	*
Common	Zola P. Horovitz, Ph.D.	33,833 (7)	*	*
Common	Robert I. Taber, Ph.D.	33,333 (8)	*	*
Common	Errol De Souza, Ph.D.	28,708 (9)	*	*
Common	J. Stanley Hull	24,499 (10)	*	*
	All current directors and executive officers as a group (ten persons)	635,164 (11)	5.3%	1.3%
*Less than one percent.

(1)	Includes 95,800 shares which Dr. Spana has the right to acquire under options.

(2)	Includes 75,300 shares which Mr. Wills has the right to acquire under options.

(3)	Includes 75,000 shares which Dr. Hallam has the right to acquire under options.

(4)	Includes 55,600 shares which Dr. Prendergast has the right to acquire under options.

(5)	Includes 50,291 shares which Dr. Molinoff has the right to acquire under options.

(6)	Includes 34,208 shares which Mr. deVeer has the right to acquire under options.

(7)	Includes 33,333 shares which Dr. Horovitz has the right to acquire under options.

(8)	Includes 32,833 shares which Dr. Taber has the right to acquire under options.

(9)	Shares which Dr. De Souza has the right to acquire under options.

(10)	Shares which Mr. Hull has the right to acquire under options.

(11)	Includes 505,572 shares which directors and officers have the right to acquire under options.

MORE THAN 5% BENEFICIAL OWNERS:
Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Series A Preferred	Tokenhouse PTE LTD 9 – 11 Reitergasse Zurich 8027, Switzerland	667	13.3%	*
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	10.0%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	10.0%	*

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	10.0%	*
Series A Preferred	103336 Canada Inc. 168 Forest Hill Rd. Toronto, Ontario, M5P2M9	300	6.0%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	5.0%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	5.0%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	5.0%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	5.0%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	5.0%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019-3321	250	5.0%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	5.0%	*
*Less than one percent.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. Since July 1, 2009, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2010 and fiscal 2009.

Audit Fees. For fiscal 2010, we anticipate that KPMG will bill us a total of $210,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2009, the total billed for the same services was $210,000.

Audit-Related Fees. For fiscal 2010 and 2009, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2010, we anticipate that KPMG will bill us a total of $15,500 for professional services rendered for tax compliance. For fiscal 2009, KPMG billed us $15,500 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2010 and 2009.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

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

      — Consolidated Balance Sheets

      — Consolidated Statements of Operations

      — Consolidated Statements of Cash Flows

      — Consolidated Statements of Stockholders’ Equity

      — Notes to Consolidated Financial Statements

    2.        Financial statement schedules: None.

    3.        Exhibits:

No.	Description
3.01	Restated certificate of incorporation, as amended. *
3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.
4.01	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.
4.02	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.
4.03
Form of Series A and Series B warrant issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

4.04	Form of warrant issued to purchasers in our June 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
4.05
Form of waiver agreement relating to our Series A and Series B warrants issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.

10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†
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

10.05	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.06	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.07	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.08	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.09	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.
10.10
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

10.11
Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.12
2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.13	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †
10.14
Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.15
Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.16
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

10.18
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

10.19	Form of Executive Officer Restricted Stock Unit Agreement. * †
10.20
Form of securities purchase agreement for our August 2009 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

10.21
Form of securities purchase agreement for our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

10.22	Form of securities purchase agreement for our June 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
10.23	Employment Agreement effective as of July 1, 2010 between Palatin and Carl Spana. * †
10.24	Employment Agreement effective as of July 1, 2010 between Palatin and Stephen T. Wills. * †
10.25	Employment Agreement effective as of July 1, 2010, between Palatin and Trevor Hallam. * †
10.26
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

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
_______________________________
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

Date: September 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 27, 2010
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President and Chief Financial Officer	September 27, 2010
Stephen T. Wills	(principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 27, 2010
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 27, 2010
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 27, 2010
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 27, 2010
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 27, 2010
Robert I. Taber

/s/ Errol De Souza	Director	September 27, 2010
Errol De Souza

/s/ J. Stanley Hull	Director	September 27, 2010
J. Stanley Hull

EXHIBIT LIST

No.	Description
3.01	Restated certificate of incorporation, as amended. *
3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.
4.01	Form of warrant issued to purchasers in our April 2006 private placement. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.
4.02	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.
4.03
Form of Series A and Series B warrant issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

4.04	Form of warrant issued to purchasers in our June 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
4.05
Form of waiver agreement relating to our Series A and Series B warrants issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.

10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†
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

10.05	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.06	Form of Incentive Stock Option Agreement – Standard under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.07	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.08	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.09	Form of stock purchase agreement for our April 2006 private placement. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on April 12, 2006.
10.10
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

10.11
Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.12
2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.13	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †
10.14
Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.15
Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.16
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

10.18
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

10.19	Form of Executive Officer Restricted Stock Unit Agreement. * †
10.20
Form of securities purchase agreement for our August 2009 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

10.21
Form of securities purchase agreement for our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

10.22	Form of securities purchase agreement for our June 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
10.23	Employment Agreement effective as of July 1, 2010 between Palatin and Carl Spana. * †
10.24	Employment Agreement effective as of July 1, 2010 between Palatin and Stephen T. Wills. * †
10.25	Employment Agreement effective as of July 1, 2010, between Palatin and Trevor Hallam. * †
10.26
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

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
_______________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.