Form 10-Q
period 2010-09-30
PALATIN TECHNOLOGIES INC
filed 2010-11-15
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 12, 2010, 11,839,028 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,234,739	$ 5,405,430
Available-for-sale investments	3,472,199	3,462,189
Accounts receivable	528,222	2,879
Prepaid expenses and other current assets	322,970	393,313
Total current assets	5,558,130	9,263,811

Property and equipment, net	2,089,421	2,388,365
Restricted cash	475,000	475,000
Other assets	266,020	261,701
Total assets	$ 8,388,571	$ 12,388,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 20,182	$ 19,670
Accounts payable	153,196	155,795
Accrued compensation	748,027	-
Unearned revenue	327,498	-
Accrued expenses	1,520,461	2,219,466
Total current liabilities	2,769,364	2,394,931

Capital lease obligations	9,042	14,284
Deferred rent	526,352	661,389
Total liabilities	3,304,758	3,070,604

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of September 30, 2010 and June 30, 2010, respectively	50	50
Common stock of $.01 par value – authorized 40,000,000 shares; issued and outstanding 11,819,028 and 11,702,818 shares as of September 30, 2010 and June 30, 2010, respectively	118,190	117,028
Additional paid-in capital	218,591,411	218,236,723
Accumulated other comprehensive income	148,660	138,650
Accumulated deficit	(213,774,498)	(209,174,178)
Total stockholders’ equity	5,083,813	9,318,273
Total liabilities and stockholders’ equity	$ 8,388,571	$ 12,388,877

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2010	2009

REVENUES	$ 216,147	$ 3,662,619

OPERATING EXPENSES:
Research and development	3,452,762	2,669,564
General and administrative	1,381,776	1,153,731
Total operating expenses	4,834,538	3,823,295

Loss from operations	(4,618,391)	(160,676)

OTHER INCOME (EXPENSE):
Investment income	20,375	33,312
Interest expense	(2,304)	(4,701)
Gain on sale of supplies	-	95,000
Total other income, net	18,071	123,611

NET LOSS	$ (4,600,320)	$ (37,065)

Basic and diluted net loss per common share	$ (0.39)	$ (0.00)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	11,730,308	9,130,622

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,600,320)	$ (37,065)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	298,944	312,078
Gain on sale of supplies	-	(95,000)
Stock-based compensation	310,443	317,532
Amortization of deferred revenue	-	(644,137)
Changes in operating assets and liabilities:
Accounts receivable	(525,343)	(2,724,750)
Prepaid expenses and other assets	66,024	132,927
Accounts payable	(2,599)	204,621
Accrued expenses and compensation	(86,015)	(497,120)
Unearned revenues	327,498	-
Net cash used in operating activities	(4,211,368)	(3,030,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of supplies	-	95,000
Net cash provided by investing activities	-	95,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(4,730)	(47,251)
Payment of withholding taxes related to restricted stock units	(18,993)	-
Proceeds from sale of common stock units and warrant exercise	64,400	2,792,676
Net cash provided by financing activities	40,677	2,745,425

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(4,170,691)	(190,489)

CASH AND CASH EQUIVALENTS, beginning
of period	5,405,430	4,378,662

CASH AND CASH EQUIVALENTS, end of period	$ 1,234,739	$ 4,188,173

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,304	$ 4,701
Unrealized gain on available-for-sale investments	$ 10,010	$ 27,023

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of September 30, 2010 and incurred a net loss for the three months ended September 30, 2010. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2010, the Company’s cash and cash equivalents were $1.2 million and its available-for-sale investments were $3.5 million. The Company has made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and has ceased research and development efforts on new product candidates. As part of this decision, the Company is in the process of reducing staffing levels and anticipates having no more than twenty employees by December 31, 2010. Management does not believe that the Company’s existing capital resources, together with expected revenues, will be adequate to fund its currently planned operations for the next twelve months and intends to seek additional capital. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might results from the outcome of this uncertainty.

The Company intends to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms, or at all. These matters raise substantial doubt over the Company’s ability to continue as a going concern.

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

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. The Company’s accounts receivable balance as of September 30, 2010 consists of amounts due from AstraZeneca. For the three months ended September 30, 2010 and 2009, 100% of revenues were from AstraZeneca.

 (2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2010, and its results of operations and its cash flows for the three months ended September 30, 2010 and 2009. The results of operations for the three months ended September 30, 2010 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2011.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2010, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2010 and 2009 and for each of the fiscal years in the three-year period ended June 30, 2010.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $828,137 and $4,111,051 in a money market fund at September 30, 2010 and June 30, 2010, respectively. Restricted cash secures letters of credit for security deposits on leases.

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

As of September 30, 2010 and 2009, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 2,625,810 and 1,926,748, respectively.

Recently Issued Accounting Pronouncements – In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements (ASU 2009-13)”, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted at the beginning of a company’s fiscal year. The adoption of ASU 2009-13 on July 1, 2010 had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (ASU 2010-17).” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This ASU is effective for fiscal years beginning January 1, 2011, with early adoption permitted. The Company does not believe adoption will have a material impact on its consolidated financial position and results of operations.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and pays all costs associated with these studies. The Company recognized $216,147 and $122,091, respectively, as revenue in the three months ended September 30, 2010 and 2009, respectively, under these clinical trial sponsored research agreements.

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

The Company has determined that the license portion of the agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the three months ended September 30, 2009, the Company recognized as revenue $2,694,137 related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the three months ended September 30, 2009 was $846,391. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(5)           INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The following is a summary of available-for-sale investments:

	September 30,	June 30,
	2010	2010
Cost	$ 3,323,539	$ 3,323,539
Gross unrealized gains	183,668	173,658
Gross unrealized losses	(35,008)	(35,008)
Total available-for-sale investments	$ 3,472,199	$ 3,462,189

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
September 30, 2010;
Money Market Fund	$ 828,137	$ 828,137	$ -	$ -
Mutual Funds	$ 3,472,199	$ 3,472,199	$ -	$ -
June 30, 2010;
Money Market Fund	$ 4,111,051	$ 4,111,051	$ -	$ -
Mutual Funds	$ 3,462,189	$ 3,462,189	$ -	$ -

 (6)           COMPREHENSIVE LOSS:

Comprehensive loss consists of the following:

	Three Months Ended September 30,
	2010	2009
Net loss	$ (4,600,320)	$ (37,065)
Unrealized gain on available-for-sale investments	10,010	27,023
Comprehensive loss	$ (4,590,310)	$ (10,042)

 (7)           REDUCTION IN WORKFORCE:

On September 24, 2010, the Company announced its strategic realignment of operations and its plans to reduce its workforce by 50% by December 31, 2010. During the three months ended September 30, 2010, the Company accrued $748,000 of severance and related costs to be paid over the following nine months. These costs were allocated between research and development and general and administrative expenses in the amounts of $633,000 and $115,000, respectively, based on the respective positions being eliminated.

(8)           STOCKHOLDERS’ EQUITY:

Restricted Stock Units – In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, 99,500 shares of common stock vested. The Company is amortizing the grant-date fair value of these restricted stock units of $331,000 over the nine month vesting period ending March 31, 2011. The Company recognized $209,525 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2010.

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2010 and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2010, and have not changed as of September 30, 2010. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

•	Peptide melanocortin receptor agonists for treatment of FSD, ED, and other indications.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of acute exacerbations of asthma, heart failure and refractory or difficult-to-control hypertension.

We have licensed several families of melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome to AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement with AstraZeneca.

Key elements of our business strategy include: using our technology and expertise to develop and commercialize products in our active drug development programs; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates we are developing; and, partially funding our development programs with the cash flow from our AstraZeneca research collaboration and license agreement and any future agreements with other companies.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenue – For the three months ended September 30, 2010, we recognized $0.2 million in revenue compared to $3.7 million for three months ended September 30, 2009 pursuant to our license agreement with AstraZeneca.

Revenue for the three months ended September 30, 2010 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate. Revenue for the three months ended September 30, 2009 consisted of $1.0 million related to our research services performed and $2.7 million of revenue related to AstraZeneca’s up-front license fee. In connection with the completion of the research collaboration portion of the research collaboration and license agreement, we recognized as revenue in fiscal 2010 all remaining deferred up-front license fees received from AstraZeneca. Future contract revenue from AstraZeneca, in the form of reimbursement of development costs, will fluctuate based on development activities in our obesity program. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses increased to $3.5 million for the three months ended September 30, 2010 from $2.7 million for the three months ended September 30, 2009. The increase is primarily related to the recognition of severance related expenses in the three months ended September 30, 2010 based on our process of reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Research and development expenses related to our bremelanotide, other melanocortin receptor agonists, PL-3994, obesity and other preclinical programs were $0.8 million for the three months ended September 30, 2010 compared to $0.5 million for the three months ended September 30, 2009. Spending to date has been primarily related to the identification and optimization of lead compounds and pre-clinical development, and secondarily to a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and a study of subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which increased to $2.7 million for three months ended September 30, 2010 compared to $2.2 million for three months ended September 30, 2009. The increase is primarily related to the recognition of severance related expenses of $633,000 in the three months ended September 30, 2010 based on our process of reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Cumulative spending from inception to September 30, 2010 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $134.9 million, $55.5 million and $58.6 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses increased to $1.4 million for the three months ended September 30, 2010 compared to $1.2 million for the three months ended September 30, 2009. The increase is primarily related to the recognition of severance related expenses of $115,000 in the three months ended September 30, 2010 based on our process of reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

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

During the three months ended September 30, 2010, we used $4.2 million of cash for our operating activities, compared to $3.0 million used in the three months ended September 30, 2009. Higher net cash outflows from operations in the three months ended September 30, 2010 resulted primarily from lower revenues. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the three months ended September 30, 2010, there was no cash either provided by or used in investing activities. During the three months ended September 30, 2009, cash provided by investing activities of $0.1 million consisted solely of the sale of supplies.

During the three months ended September 30, 2010, cash provided by financing activities of $41,000 consisted primarily from the exercise of warrants during the quarter. During the three months ended September 30, 2009, cash provided by financing activities was $2.7 million, consisting of approximately $2.8 million from the sale of equity units in a registered direct offering offset by payments on capital lease obligations.

As of September 30, 2010, our cash and cash equivalents were $1.2 million, our available-for-sale investments were $3.5 million and our accounts receivable were $0.5 million. We believe that these amounts are not sufficient to fund our planned operations for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We have made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and have ceased research and development efforts on new product candidates. As part of this decision, we have implemented reductions in staffing levels, and anticipate having no more than twenty employees by December 31, 2010. We also intend to raise additional capital by December 31, 2010. The accompanying consolidated financial statements have been prepared assuming that we continue as a going concern.

We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms or at all. We may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependant on our financing activities.

If we are unable to raise sufficient additional funds to advance at least one of our product candidates, we will implement plans for the orderly wind down of our business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2010, with the exception of the following:

We are not in compliance with continued listing standards of NYSE Amex, and our common stock may be delisted, making it difficult to trade shares of our common stock.

Our common stock trades on NYSE Amex. As of September 30, 2010, our total stockholders’ equity was $5,083,813. Section 1003(a)(iii) of NYSE Amex’s Company Guide (the Company Guide) provides that NYSE Amex may consider suspending dealings in or removing from listing common stock of companies with stockholders’ equity less than $6,000,000 which have had losses from continuing operations and net losses in the five most recent fiscal years. We have had losses from continuing operations and net losses in the five most recent fiscal years.

In December 2008 we received notice from NYSE Amex that we did not meet continued listing standards based on minimum stockholders’ equity requirements. We submitted a plan to bring us into compliance, and on March 3, 2010 we received notice from NYSE Amex that we had resolved continued listing deficiencies and that the plan was terminated. Under Section 1009(h) of the Company Guide, if within twelve months of termination of a plan it is again determined that a company is below continued listing standards, NYSE may truncate its usual procedures or immediately initiate delisting proceedings. We have not yet received any notice from NYSE Amex, but we anticipate that, at a minimum, NYSE Amex will issue a deficiency letter requiring us to submit a plan that would bring us into compliance with continued listing standards.

We could be delisted from NYSE Amex for either not meeting continued listing standards within twelve months of termination of a plan to regain compliance or, if NYSE Amex requires us to submit a new plan, for failure to come into compliance with continued listing standards within the time periods specified in the plan, or failure to otherwise comply with the provisions of the plan. If we are delisted from NYSE Amex, then our common stock will trade, if at all, only on the over-the-counter market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Delisting of our common stock could also further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NYSE Amex could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.   Exhibits.

Exhibits filed or furnished with this report:

31.1  Certification of Chief Executive Officer.

31.2  Certification of Chief Financial Officer.

32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 15, 2010	Carl Spana, Ph.D.
President and
Chief Executive Officer (Principal
Executive Officer)

/s/ Stephen T. Wills
Date: November 15, 2010	Stephen T. Wills
Executive Vice President and
Chief Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

Exhibits filed or furnished with this report:

31.1  Certification of Chief Executive Officer.

31.2  Certification of Chief Financial Officer.

32.1  Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2  Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.