Form 10-Q
period 2010-12-31
PALATIN TECHNOLOGIES INC
filed 2011-02-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

As of February 14, 2011, 11,854,028 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 1,731,615	$ 5,405,430
Available-for-sale investments	1,952,666	3,462,189
Accounts receivable	-	2,879
Prepaid expenses and other current assets	245,024	393,313
Total current assets	3,929,305	9,263,811

Property and equipment, net	1,794,970	2,388,365
Restricted cash	475,000	475,000
Other assets	270,581	261,701
Total assets	$ 6,469,856	$ 12,388,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 20,708	$ 19,670
Accounts payable	502,125	155,795
Accrued compensation	564,887	-
Unearned revenue	132,090	-
Accrued expenses	823,984	2,219,466
Total current liabilities	2,043,794	2,394,931

Capital lease obligations	3,663	14,284
Deferred rent	391,314	661,389
Total liabilities	2,438,771	3,070,604

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of December 31, 2010 and June 30, 2010, respectively	50	50
Common stock of $.01 par value – authorized 40,000,000 shares; issued and outstanding 11,854,028 and 11,702,818 shares as of December 31, 2010 and June 30, 2010, respectively	118,540	117,028
Additional paid-in capital	218,718,757	218,236,723
Accumulated other comprehensive income	68,738	138,650
Accumulated deficit	(214,875,000)	(209,174,178)
Total stockholders’ equity	4,031,085	9,318,273
Total liabilities and stockholders’ equity	$ 6,469,856	$ 12,388,877

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

REVENUES:
License and contract	$ 195,408	$ 7,283,299	$ 411,555	$ 10,945,918
Grant	846,768	-	846,768	-
Total revenues	1,042,176	7,283,299	1,258,323	10,945,918

OPERATING EXPENSES:
Research and development	1,984,440	2,712,871	5,437,202	5,382,435
General and administrative	889,476	1,134,963	2,271,252	2,288,694
Total operating expenses	2,873,916	3,847,834	7,708,454	7,671,129

Income (loss) from operations	(1,831,740)	3,435,465	(6,450,131)	3,274,789

OTHER INCOME (EXPENSE):
Investment income	32,987	70,317	53,362	103,629
Interest expense	(1,329)	(2,315)	(3,633)	(7,016)
Gain on sale of securities	60,389	-	60,389	-
Gain on sale of supplies and equipment	1,800	-	1,800	95,000
Total other income, net	93,847	68,002	111,918	191,613

Income (loss) before income taxes	(1,737,893)	3,503,467	(6,338,213)	3,466,402
Income tax benefit	637,391	998,408	637,391	998,408

NET INCOME (LOSS)	$ (1,100,502)	$ 4,501,875	$ (5,700,822)	$ 4,464,810

Basic net income (loss) per common share	$ (0.09)	$ 0.42	$ (0.48)	$ 0.42

Diluted net income (loss) per common share	$ (0.09)	$ 0.42	$ (0.48)	$ 0.42

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	11,839,309	9,616,954	11,785,470	9,373,788
Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	11,839,309	9,664,507	11,785,470	9,417,662

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (5,700,822)	$ 4,464,810
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	593,395	666,789
Gain on sale of supplies and equipment	(1,800)	(95,000)
Gain on sale of available-for-sale investments	(60,389)	-
Stock-based compensation	438,139	635,108
Amortization of deferred revenue	-	(7,276,736)
Changes in operating assets and liabilities:
Accounts receivable	2,879	(1,382,467)
Prepaid expenses and other assets	139,409	202,595
Accounts payable	346,330	98,810
Accrued expenses and compensation	(1,100,670)	(506,545)
Unearned revenues	132,090	-
Net cash used in operating activities	(5,211,439)	(3,192,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	1,800	95,000
Proceeds from sale of available-for-sale investments	1,500,000	-
Net cash provided by investing activities	1,501,800	95,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(9,583)	(76,950)
Payment of withholding taxes related to restricted stock units	(18,993)	(84,379)
Proceeds from sale of common stock units and warrant and
exercise of common stock options	64,400	2,802,988
Net cash provided by financing activities	35,824	2,641,659

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(3,673,815)	(455,977)

CASH AND CASH EQUIVALENTS, beginning
of period	5,405,430	4,378,662

CASH AND CASH EQUIVALENTS, end of period	$ 1,731,615	$ 3,922,685

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 3,633	$ 7,016
Unrealized loss on available-for-sale investments	$ (9,523)	$ (7,926)

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2010 and incurred a net loss for the three and six months ended December 31, 2010. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2010, the Company’s cash and cash equivalents were $1.7 million and its available-for-sale investments were $2.0 million. The Company has made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and has ceased research and development efforts on new product candidates. As part of this decision, the Company reduced staffing levels to 18 employees as of December 31, 2010. Management does not believe that the Company’s existing capital resources, together with expected revenues, will be adequate to fund its currently planned operations for the next twelve months and intends to seek additional capital. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might results from the outcome of this uncertainty.

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

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three and six months ended December 31, 2010 and 2009, 100% of license and contract revenues were from AstraZeneca.

 (2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2010, and its results of operations and its cash flows for the three and six months ended December 31, 2010 and 2009. The results of operations for the three and six months ended December 31, 2010 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2011.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $1,409,820 and $4,111,051 in a money market fund at December 31, 2010 and June 30, 2010, respectively. Restricted cash secures letters of credit for security deposits on leases.

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

Revenue Recognition – Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding, and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue over the related performance period. The Company estimates the performance period as the period in which it performs certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period that the Company performs the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature.  Revenue from grants is recognized as the Company provides the services stipulated in the underlying grants based on the time and materials incurred.

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

During the three months ended December 31, 2010 and 2009, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $637,391 and $998,408, respectively, in tax benefits.

Net Income (Loss) per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” In June 2008, the FASB issued guidance stating that non-vested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented. The Company adopted the provisions of ASC Topic 260 relating to the two-class method of computing EPS effective July 1, 2009.

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The other outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS reduced the basic EPS by $0.05 and $0.06, respectively for the three and six month period ended December 31, 2009 and diluted EPS by $0.05 for the three and six month period ended December 31, 2009.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income (loss) per common share – Basic:
Net income (loss)	$ (1,100,502)	$ 4,501,875	$ (5,700,822)	$ 4,464,810
Net income allocated to Series A Preferred Shares	-	(508,876)	-	(508,791)
Net income (loss) available to common stockholders	$ (1,100,502)	$ 3,992,999	$ (5,700,822)	$ 3,956,019
Weighted average common shares outstanding	11,839,309	9,616,954	11,785,470	9,373,788
Net income (loss) per common share - Basic	$ (0.09)	$ 0.42	$ (0.48)	$ 0.42

Net income (loss) per common share – Diluted:
Net income (loss)	$ (1,100,502)	$ 4,501,875	$ (5,700,822)	$ 4,464,810
Net income allocated to Series A Preferred Shares	-	(508,876)	-	(508,791)
Net income (loss) available to common stockholders	$ (1,100,502)	$ 3,992,999	$ (5,700,822)	$ 3,956,019
Weighted average common shares outstanding	11,839,309	9,616,954	11,785,470	9,373,788
Dilutive securities	-	47,553	-	43,874
Weighted average common and dilutive shares outstanding	11,839,309	9,664,507	11,785,470	9,417,662
Net income (loss) per common share - Diluted	$ (0.09)	$ 0.42	$ (0.48)	$ 0.42

As of December 31, 2010 and 2009, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 2,498,279 and 1,799,390, respectively.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and pays all costs associated with these studies. The Company recognized $195,408 and $411,555, respectively, as revenue in the three and six months ended December 31, 2010 and $121,284 and $243,375, respectively, as revenue in the three months ended December 31, 2009 under these clinical trial sponsored research agreements.

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

The Company has determined that the license portion of the agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the three and six months ended December 31, 2009, the Company recognized as revenue $6,232,599, and $8,926,736, respectively, related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the three and six months ended December 31, 2009 were $929,416 and $1,775,807, respectively. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(5)           INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The following is a summary of available-for-sale investments:

	December 31,	June 30,
	2010	2010
Cost	$ 1,883,928	$ 3,323,539
Gross unrealized gains	123,279	173,658
Gross unrealized losses	(54,541)	(35,008)
Total available-for-sale investments	$ 1,952,666	$ 3,462,189

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
December 31, 2010;
Money Market Fund	$ 1,409,820	$ 1,409,820	$ -	$ -
Mutual Funds	$ 1,952,666	$ 1,952,666	$ -	$ -
June 30, 2010;
Money Market Fund	$ 4,111,051	$ 4,111,051	$ -	$ -
Mutual Funds	$ 3,462,189	$ 3,462,189	$ -	$ -

 (6)           COMPREHENSIVE LOSS:

Comprehensive loss consists of the following:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Net income (loss)	$ (1,100,502)	$ 4,501,875	$ (5,700,822)	$ 4,464,810
Unrealized loss on available-for-sale investments	(19,533)	(34,949)	(9,523))	(7,926)
Comprehensive income (loss)	$ (1,120,035)	$ 4,466,926	$ (5,710,345)	$ 4,456,884

 (7)           GRANT REVENUE:

In October 2010, the Company was awarded $977,917 in grants under the Patient Protection and Affordable Care Act of 2010 (PPACA). The grants relate to four of the Company’s projects: melanocortin agonists for sexual dysfunction; melanocortin agonists for obesity and related metabolic syndrome; natriuretic peptide mimetic PL-3994 for acute asthma; and, subcutaneously-delivered natriuretic peptide mimetic PL-3994 for cardiovascular disease. For the three and six months ended December 31, 2010, the Company received and recorded grant revenue of $846,768. The remainder of the grant of $131,149 will be available no later than 30 days after the Company’s fiscal year ending June 30, 2011, provided that the Company incurs appropriate project expenditures.

(8)           STOCKHOLDERS’ EQUITY:

Restricted Stock Units – In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, October 15, 2010 and November 30, 2010, respectively, 99,500, 14,500 and 15,000 shares of common stock vested. The Company is amortizing the grant-date fair value of these restricted stock units of $331,000 over the nine month vesting period ending March 31, 2011. The Company recognized $72,994 and $282,519, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2010.

Stock-based compensation costs for the three and six months ended December 31, 2010 for stock options and equity-based instruments issued other than the restricted stock units described above was $54,702 and $155,620, respectively, and $317,576 and $635,108, respectively, for the three and six months ended December 31, 2009.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2010, and have not changed as of December 31, 2010. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

•	Peptide melanocortin receptor agonists for treatment of FSD and ED.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPRA) agonist, for treatment of acute exacerbations of asthma, heart failure and refractory or difficult-to-control hypertension.

We have licensed several families of melanocortin receptor-based compounds for treatment of obesity, diabetes and related metabolic syndrome to AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement with AstraZeneca.

We submitted a protocol and held a meeting with the FDA on initiation of an at-home Phase 2 clinical trial of subcutaneously administered bremelanotide for women with FSD, and will be submitting a revised protocol for FDA review within the next month. Assuming the concurrence of the FDA and that we raise sufficient additional capital to fund clinical trials, this Phase 2 at home clinical trial for women with FSD is scheduled to start in the second quarter of calendar 2011.

We are seeking a development and marketing partner for subcutaneously administered bremelanotide for men with ED who are non-responsive or inadequately responsive to PDE-5 inhibitor therapies.  The partner would fund, in whole or in part, an in-clinic Phase 2 clinical trial, as either monotherapy or a combination therapy with a PDE-5 inhibitor such as sildenafil.  We have not yet submitted a protocol to the FDA for this trial, and do not presently intend to do so unless and until we reach agreement with a development and marketing partner.

We have submitted an IND application to the FDA for a proof-of-concept human trial for asthma using a subcutaneously administered formulation of PL-3994. We also have commenced development of an inhalation formulation of PL-3994. We are seeking a development and marketing partner for PL-3994, which would include both the proof-of-concept human trial for asthma using a subcutaneously administered formulation and development of an inhalation formulation. We do not intend to initiate either the proof-of-concept human trial or preclinical inhalation toxicity studies unless and until we reach agreement with a development and marketing partner or receive funding to support the proof-of-concept human trial or preclinical inhalation toxicity studies from a third party, such as grant funding from an agency of the federal government.

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

Results of Operations

Three and Six Months Ended December 31, 2010 Compared to the Three and Six Months Ended December 31, 2009

Revenue – For the three and six months ended December 31, 2010, we recognized $0.2 million and $0.4 million, respectively, in revenue compared to $7.3 million and $10.9 million, respectively, for three and six months ended December 31, 2009 pursuant to our license agreement with AstraZeneca.

Revenue for the three and six months ended December 31, 2010 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate. Revenue for the three and six months ended December 31, 2009 consisted of $1.1 million and $2.0 million, respectively, related to our research services performed during those periods, and $6.2 million and $8.9 million, respectively, of revenue related to AstraZeneca’s up-front license fee. In connection with the completion of the research collaboration portion of the research collaboration and license agreement, we recognized as revenue in fiscal 2010 all remaining deferred up-front license fees received from AstraZeneca. Future contract revenue from AstraZeneca, in the form of reimbursement of development costs, will fluctuate based on development activities in our obesity program. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses for the three months ended December 31, 2010 decreased to $2.0 million from $2.7 million for the three months ended December 31, 2009. This decrease is the result of reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction announced in September 2010. Research and development expenses remained fairly constant at $5.4 million for the six months ended December 31, 2010 and for the six months ended December 31, 2009.

Research and development expenses related to our bremelanotide, other melanocortin receptor agonists, PL-3994, obesity and other preclinical programs were $0.2 million and $1.0 million, respectively, for the three and six months ended December 31, 2010 compared to $0.6 million and $1.1 million, respectively, for the three and six months ended December 31, 2009. Spending to date has been primarily related to the identification and optimization of lead compounds and pre-clinical development, and secondarily to a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and a study of subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased $0.3 million to $1.8 million for the three months ended December 31, 2010, from $2.1 million for the three months ended December 31, 2009. This decrease is the result of our process of reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction announced in September 2010. General research and development spending increased to $4.4 million for the six months ended December 31, 2010 compared to $4.3 million for the six months ended December 31, 2009, primarily related to the recognition of severance related expenses of $0.6 million in the three months ended September 30, 2010.

Cumulative spending from inception to December 31, 2010 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $136.8 million, $55.6 million and $58.6 million, respectively. Due to various risk factors described in our periodic reports filed with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses decreased to $0.9 million for the three months ended December 31, 2010 compared to $1.1 million for the three months ended December 31, 2009. The decrease is primarily related to reducing staffing levels pursuant to our strategic decision to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction. General and administrative expenses remained fairly constant at $2.3 million for the six months ended December 31, 2010 and for the six months ended December 31, 2009.

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

During the six months ended December 31, 2010, we used $5.2 million of cash for our operating activities, compared to $3.2 million used in the six months ended December 31, 2009. Higher net cash outflows from operations in the six months ended December 31, 2010 resulted primarily from lower revenues. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the six months ended December 31, 2010, cash provided by investing activities was $1.5 million from the sale of available-for-sale investments. During the six months ended December 31, 2009, cash provided by investing activities of $0.1 million consisted solely of the sale of supplies.

During the six months ended December 31, 2010, cash provided by financing activities of $36,000 consisted primarily from the exercise of warrants during the period, offset by cash used for payment of withholding taxes related to restricted stock. During the six months ended December 31, 2009, cash provided by financing activities was $2.6 million, consisting of approximately $2.8 million from the sale of equity units in a registered direct offering offset by payments on capital lease obligations.

As of December 31, 2010, our cash and cash equivalents were $1.7 million, our available-for-sale investments were $2.0 million, and our current liabilities were $2.0 million. We believe that these amounts are not sufficient to fund our planned operations for the next twelve months. This raises substantial doubt about our ability to continue as a going concern. We have made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and have ceased research and development efforts on new product candidates. As part of this decision, we have reduced staffing levels to 18 employees as of December 31, 2010. We also intend to raise additional capital through public or private equity or debt financings during the current quarter, with the objective of obtaining net proceeds sufficient to fund our planned operations for at least the next twelve months, but there can be no assurance that we will be able raise additional capital on acceptable terms or at all. The accompanying consolidated financial statements have been prepared assuming that we continue as a going concern.

If we are unable to raise sufficient additional capital to advance at least one of our product candidates, we will implement plans for the orderly wind down of our business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

Assuming we raise additional capital, the net proceeds are not likely to be sufficient to complete all of the clinical trials required for product approval for any of our products. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms or at all. We may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependant on our financing activities.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2010, with the exception of the following:

We need to raise additional funds and will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of December 31, 2010, we had cash and cash equivalents of $1.7 million and available-for-sale investments of $2.0 million, with current liabilities of $2.0 million. We have curtailed our operations significantly, including suspending early stage research and discovery programs and implementing a reduction in our workforce. However, our currently available working capital will not fund our currently planned operations on an ongoing basis. We will also need additional funds to continue development of bremelanotide and PL-3994, including planned clinical trials and preclinical development efforts.

We intend to raise funds during the current quarter through public or private equity or debt financings, with the objective of obtaining net proceeds sufficient to fund our planned operations for at least the next twelve months. The net proceeds are not likely to be sufficient to complete required clinical trials for any of our product candidates. We will need additional funding to complete required clinical trials and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements on our product candidates or other sources. However, additional funding may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

If we are unable to raise sufficient funds during the current quarter, we will implement plans for the orderly wind down of our business operations, including curtailing operations significantly and further decreasing staffing levels, and will seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms and for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

We are not in compliance with continued listing standards of NYSE Amex, and our common stock may be delisted, making it difficult to trade shares of our common stock.

Our common stock trades on NYSE Amex. On November 26, 2010, we received a letter from NYSE Amex advising us that, based on our Quarterly Report on Form 10-Q for the period ended September 30, 2010, we are not in compliance with certain continued listing standards under Section 1003 of the NYSE Amex Company Guide. Specifically, NYSE Amex stated that we are not in compliance with Section 1003(a)(iii) of the Company Guide because our stockholders’ equity is less than the required $6,000,000 and we have losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the Company Guide because we have sustained losses which are so substantial in relation to our overall operations or existing financial resources, or our financial condition has become so impaired that it appears questionable, in the opinion of the NYSE Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature.

In order to maintain our listing on NYSE Amex, we submitted a plan addressing how we intend to regain compliance with Section 1003(a)(iv) by February 28, 2011 and Section 1003(a)(iii) by May 26, 2011. On January 31, 2011, NYSE Amex notified us that it had accepted our plan for regaining compliance, and that our listing was being continued pursuant to an extension. We may be able to continue our listing during the plan period through February 28, 2011 with respect to Section 1003(a)(iv) and May 26, 2011 with respect to Section 1003(a)(iii), subject to periodic review by NYSE Amex to determine if we are making progress consistent with the plan. Failure to make progress consistent with the plan or to regain compliance with continued listing standards by the relevant extension periods could result in our common stock being delisted from NYSE Amex.

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

Item 5.   Other Information.

None.

Item 6.    Exhibits.

Exhibits filed or furnished with this report:

10.1
Separation Agreement, Waiver and Release by and between Palatin and Trevor Hallam, dated November 15, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 19, 2010).

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 14, 2011	Carl Spana, Ph.D.
President and
Chief Executive Officer (Principal
Executive Officer)

/s/ Stephen T. Wills
Date: February 14, 2011	Stephen T. Wills
Executive Vice President - Operations and
Chief Financial Officer (Principal
Financial and Accounting Officer)

Exhibit Index

10.1
Separation Agreement, Waiver and Release by and between Palatin and Trevor Hallam, dated November 15, 2010 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 19, 2010).

31.1    Certification of Chief Executive Officer.

31.2    Certification of Chief Financial Officer.

32.1    Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2    Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.