Form 10-Q
period 2011-03-31
PALATIN TECHNOLOGIES INC
filed 2011-05-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of May 12, 2011, 34,900,591 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	March 31, 2011	Pro-forma March 31, 2011	June 30, 2010
		(Note 9)
ASSETS
Current assets:
Cash and cash equivalents	$ 22,032,649	$ 22,032,649	$ 5,405,430
Available-for-sale investments	-	-	3,462,189
Accounts receivable	-	-	2,879
Prepaid expenses and other current assets	539,361	539,361	393,313
Total current assets	22,572,010	22,572,010	9,263,811

Property and equipment, net	1,511,892	1,511,892	2,388,365
Restricted cash	350,000	350,000	475,000
Other assets	253,403	253,403	261,701
Total assets	$ 24,687,305	$ 24,687,305	$ 12,388,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 19,393	$ 19,393	$ 19,670
Accounts payable	386,261	386,261	155,795
Accrued compensation	211,941	211,941	-
Unearned revenue	70,796	70,796	-
Accrued expenses	1,208,920	1,208,920	2,219,466
Total current liabilities	1,897,311	1,897,311	2,394,931

Capital lease obligations	-	-	14,284
Warrant liability	6,370,555	-	-
Deferred rent	258,161	258,161	661,389
Total liabilities	8,526,027	2,155,472	3,070,604

Commitments (Note 6)

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of March 31, 2011 and June 30, 2010, respectively	50	50	50
Common stock of $.01 par value – authorized 40,000,000 shares; issued and outstanding 34,900,591 and 11,702,818 shares as of March 31, 2011 and June 30, 2010, respectively	349,006	349,006	117,028
Additional paid-in capital	234,493,100	240,863,655	218,236,723
Accumulated other comprehensive income	-	-	138,650
Accumulated deficit	(218,680,878)	(218,680,878)	(209,174,178)
Total stockholders’ equity	16,161,278	22,531,833	9,318,273
Total liabilities and stockholders’ equity	$ 24,687,305	$ 24,687,305	$ 12,388,877

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

REVENUES:
License and contract	$ 61,294	$ 2,559,852	$ 472,849	$ 13,505,770
Grant	-	-	846,768	-
Total revenues	61,294	2,559,852	1,319,617	13,505,770

OPERATING EXPENSES:
Research and development	1,722,432	3,356,956	7,159,634	8,739,389
General and administrative	955,547	1,238,187	3,226,798	3,526,883
Total operating expenses	2,677,979	4,595,143	10,386,432	12,266,272

Income (loss) from operations	(2,616,685)	(2,035,291)	(9,066,815)	1,239,498

OTHER INCOME (EXPENSE):
Investment income	18,982	16,641	72,342	120,270
Interest expense	(1,974)	(2,287)	(5,607)	(9,303)
Increase in fair value of warrants	(1,257,691)	-	(1,257,691)	-
Gain on sale of securities	58,956	-	119,346	-
Gain (loss) on sale/disposition of supplies and equipment	(7,466)	-	(5,666)	95,000
Total other income (expense)	(1,189,193)	14,354	(1,077,276)	205,967

Income (loss) before income taxes	(3,805,878)	(2,020,937)	(10,144,091)	1,445,465
Income tax benefit	-	-	637,391	998,408

NET INCOME (LOSS)	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 2,443,873

Basic net income (loss) per common share	$ (0.17)	$ (0.20)	$ (0.65)	$ 0.20

Diluted net income (loss) per common share	$ (0.17)	$ (0.20)	$ (0.65)	$ 0.20

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	22,832,109	9,987,323	14,669,131	9,575,314
Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	22,832,109	9,987,323	14,669,131	9,646,791

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (9,506,700)	$ 2,443,873
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	865,507	969,076
Loss (gain) on sale/disposition of supplies and equipment	5,666	(95,000)
Gain on sale of available-for-sale investments	(119,346)	-
Stock-based compensation	516,270	807,506
Amortization of deferred revenue	-	(11,955,553)
Increase in fair value of warrants	1,257,691	-
Changes in operating assets and liabilities:
Accounts receivable	2,879	(21,564)
Prepaid expenses and other assets	(12,750)	112,465
Accounts payable	230,466	474,827
Accrued expenses and compensation and deferred rent	(1,201,833)	(331,477)
Deferred revenues	-	5,000,000
Unearned revenues	70,796	-
Net cash used in operating activities	(7,891,354)	(2,595,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	5,300	95,000
Purchases of property and equipment	-	(6,995)
Proceeds from sale of available-for-sale investments	3,442,885	-
Net cash provided by investing activities	3,448,185	88,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(14,561)	(83,066)
Payment of withholding taxes related to restricted stock units	(26,196)	(165,861)
Proceeds from sale of common stock units and warrant and
exercise of common stock options	21,111,145	5,153,786
Net cash provided by financing activities	21,070,388	4,904,859

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,627,219	2,397,017

CASH AND CASH EQUIVALENTS, beginning
of period	5,405,430	4,378,662

CASH AND CASH EQUIVALENTS, end of period	$ 22,032,649	$ 6,775,679

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 5,607	$ 9,303
Unrealized gain (loss) on available-for-sale investments	$ (19,304)	$ 10,070

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

The Company’s active drug development programs consist of bremelanotide for treatment of sexual dysfunction, other peptide melanocortin receptor agonists for treatment of sexual dysfunction, and PL-3994, an agonist peptide mimetic which binds to natriuretic peptide receptor A, for treatment of acute asthma, heart failure and refractory or difficult-to-control hypertension. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates the Company is developing; and partially funding its product candidate development programs with the cash flow from the Company’s AstraZeneca collaboration agreement and any future agreements with other companies.

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2011 and incurred a net loss for the three and nine months ended March 31, 2011. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

On September 24, 2010, the Company announced its strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction. As part of this decision, the Company suspended further research and development efforts on new product candidates and implemented a reduction in staffing levels. The Company now has 17 full-time employees.

On March 1, 2011, the Company announced the completion of its $23.0 million public offering. The offering consisted of the sale of 23,000,000 units consisting of common stock and warrants at a price to the public of $1.00 per unit. A total of 23,000,000 shares of the Company’s common stock, Series A Warrants to purchase 2,000,000 shares of the Company’s common stock, and Series B Warrants to purchase 21,000,000 shares of the Company’s common stock were sold in the offering. The net proceeds to the Company from the sale of these units, after deducting underwriting discounts and commissions and other offering expenses, were approximately $21.1 million.

As of March 31, 2011, the Company’s cash and cash equivalents were $22.0 million. Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, focusing on clinical trials of bremelanotide for female sexual dysfunction, through at least calendar year 2012.

The Company intends to utilize existing capital resources primarily for development of bremelanotide for female sexual dysfunction, and to seek additional capital, through collaborative arrangements or other sources, on its other product candidates. However, sufficient additional funding to support other product candidates, including bremelanotide for erectile dysfunction and PL-3994 for acute asthma or other indications, may not be available on acceptable terms, or at all. The Company will not expend significant amounts for other product candidates unless additional sources of capital are identified for these programs.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, available-for-sale investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three and nine months ended March 31, 2011 and 2010, 100% of license and contract revenues were from AstraZeneca.

 (2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2011, and its results of operations and its cash flows for the three and nine months ended March 31, 2011 and 2010. The results of operations for the three and nine months ended March 31, 2011 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2011.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $21,689,828 and $4,111,051 in a money market fund at March 31, 2011 and June 30, 2010, respectively. Restricted cash secures letters of credit for security deposits on leases. Effective January 31, 2011, one of the Company’s facility leases was terminated and $125,000 became unrestricted.

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

During the nine months ended March 31, 2011 and 2010, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $637,391 and $998,408, respectively, in tax benefits.

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

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS reduced the basic EPS by $0.06 for the nine month period ended March 31, 2010.

The following table sets forth the computation of basic and diluted EPS:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income (loss) per common share – Basic:
Net income (loss)	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 2,443,873
Net income allocated to Series A Preferred Shares	-	-	-	(499,700)
Net income (loss) available to common stockholders	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 1,944,173
Weighted average common shares outstanding	22,832,109	9,987,323	14,669,131	9,575,314
Net income (loss) per common share - Basic	$ (0.17)	$ (0.20)	$ (0.65)	$ 0.20

Net income (loss) per common share – Diluted:
Net income (loss)	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 2,443,873
Net income allocated to Series A Preferred Shares	-	-	-	(499,700)
Net income (loss) available to common stockholders	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 1,944,173
Weighted average common shares outstanding	22,832,109	9,987,323	14,669,131	9,575,314
Dilutive securities	-	-	-	71,477
Weighted average common and dilutive shares outstanding	22,832,109	9,987,323	14,669,131	9,646,791
Net income (loss) per common share - Diluted	$ (0.17)	$ (0.20)	$ (0.65)	$ 0.20

As of March 31, 2011 and 2010, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 25,559,900 and 2,377,690 shares, respectively, with 20,460,518 of the shares at March 31, 2011 issuable upon exercise of certain warrants contingent upon an increase in authorized common stock of the Company.

Warrant Liability – The Company follows ASC Topic 815, “Derivatives and Hedging” (ASC 815), which provides guidance for distinguishing among permanent equity, temporary equity and assets and liabilities. ASC 815 requires liability classification of a financial instrument when the Company has insufficient authorized and unissued shares available to settle a contract after considering all other commitments that may require the issuance of stock during the maximum period the contract remains outstanding. A portion of the Company’s Series B Warrants issued in March 2011 require that the Company seek stockholder authorization to increase authorized common stock, and are, therefore, classified as a liability on the Company’s balance sheet (see Notes 9 and 10). The warrant liability is recorded at its estimated fair value using the Black-Scholes option-pricing model.

On May 11, 2011, at an annual meeting of the Company’s stockholders an increase in authorized common stock from 40,000,000 shares to 100,000,000 shares was approved, providing sufficient available and authorized common stock to permit exercise of the Series B Warrants. The pro forma March 31, 2011 balance sheet shows the effect of the increase in authorized common stock as if sufficient shares were available at  March 31, 2011 and therefore reclassifies the warrant liability to stockholders’ equity.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and pays all costs associated with these studies. The Company recognized $61,294 and $472,849, respectively, as revenue in the three and nine months ended March 31, 2011 and $164,430 and $407,805, respectively, as revenue in the three and nine months ended March 31, 2010 under these clinical trial sponsored research agreements.

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

The Company has determined that the license portion of the agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the three and nine months ended March 31, 2010, the Company recognized as revenue $2,045,483, and $10,972,219, respectively, related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the three and nine months ended March 31, 2010 were $349,939 and $2,125,746, respectively. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(5)           INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The following is a summary of available-for-sale investments:

	March 31,	June 30,
	2011	2010
Cost	$ -	$ 3,323,539
Gross unrealized gains	-	173,658
Gross unrealized losses	-	(35,008)
Total available-for-sale investments	$ -	$ 3,462,189

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
March 31, 2011:
Assets:
Money Market Fund	$ 21,689,828	$ 21,689,828	$ -	$ -
Mutual Funds	$ -	$ -	$ -	$ -
Liabilities:
Warrant liability	$ 6,370,555	$ -	$ -	$ 6,370,555
June 30, 2010:
Assets:
Money Market Fund	$ 4,111,051	$ 4,111,051	$ -	$ -
Mutual Funds	$ 3,462,189	$ 3,462,189	$ -	$ -

The reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

June 30, 2010	$ -
Fair value on issuance	5,112,864
Change in fair value	1,257,691
March 31, 2011	6,370,555

(6)           COMMITMENTS:

Leases – Effective January 31, 2011, the Company terminated the lease on 12,000 square feet of laboratory space in another building in the same center as the Company’s corporate offices and research and development facilities, which lease would have otherwise terminated in February 2012. Under the lease termination agreement the Company paid a $60,000 termination fee, which was charged to expense, and conveyed certain laboratory equipment in the laboratory space with a book value of $10,966 to the lessor, which was charged to expense as a loss on disposition of supplies and equipment.

(7)           COMPREHENSIVE LOSS:

Comprehensive loss consists of the following:

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Net income (loss)	$ (3,805,878)	$ (2,020,937)	$ (9,506,700)	$ 2,443,873
Unrealized gain (loss) on available-for-sale investments	(9,781)	17,996	(19,304)	10,070
Comprehensive income (loss)	$ (3,815,659)	$ (2,002,941)	$ (9,526,004)	$ 2,453,943

 (8)           GRANT REVENUE:

In October 2010, the Company was awarded $977,917 in grants under the Patient Protection and Affordable Care Act of 2010 (PPACA). The grants relate to four of the Company’s projects: melanocortin agonists for sexual dysfunction; melanocortin agonists for obesity and related metabolic syndrome; natriuretic peptide mimetic PL-3994 for acute asthma; and subcutaneously-delivered natriuretic peptide mimetic PL-3994 for cardiovascular disease. For the nine months ended March 31, 2011, the Company received and recorded grant revenue of $846,768. The remainder of the grant of $131,149 will be available no later than 30 days after the Company’s fiscal year ending June 30, 2011, provided that the Company incurs appropriate project expenditures.

(9)           STOCKHOLDERS’ EQUITY:

Restricted Stock Units – In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, October 15, 2010, November 30, 2010 and March 15, 2011, respectively, 99,500, 14,500, 15,000 and 54,500 shares of common stock vested. The Company amortized the grant-date fair value of these restricted stock units over the nine month vesting period ended March 31, 2011. The Company recognized $29,431 and $311,950, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2011.

Stock-based compensation costs for the three and nine months ended March 31, 2011 for stock options and equity-based instruments issued other than the restricted stock units described above was $48,700 and $204,320, respectively, and $172,398 and $807,506, respectively, for the three and nine months ended March 31, 2010.

On March 1, 2011, the Company closed on a firm commitment public offering in which the Company sold 23,000,000 shares of its common stock, Series A Warrants to purchase up to 2,000,000 shares of its common stock, and Series B Warrants to purchase up to 21,000,000 shares of its common stock. The Series A Warrants are exercisable starting March 1, 2011 at an exercise price of $1.00 per share and are exercisable at any time until March 1, 2016. The Company has reserved 2,000,000 shares of its common stock for issuance on exercise of the Series A Warrants. The Series B Warrants become exercisable starting on March 2, 2012 at an exercise price of $1.00 per share and are exercisable at any time until March 2, 2017, but only if the Company’s stockholders increase the number of authorized shares of the Company’s common stock. The Company’s stockholders approved such increase at the annual meeting of the Company’s stockholders held on May 11, 2011.

Gross proceeds from this offering were $23,000,000, and net proceeds to the Company, after deducting underwriting discounts and commissions and other offering expenses, were approximately $21.1 million. In connection with the offering, the Company also issued warrants to the underwriters as part of their compensation to purchase up to 575,000 shares of the Company’s common stock on substantially the same terms as the Series B warrants. The underwriters’ warrants become exercisable starting on March 2, 2012 at an initial exercise price of $1.00 per share and are exercisable at any time until February 23, 2016.

(10)           WARRANT LIABILITY:

In March 2011 the Company sold, in a firm commitment public offering, Series B Warrants to purchase up to 21,000,000 shares of its common stock (see Note 9). The Series B Warrants are not exercisable until March 2, 2012, and expire on March 2, 2017. The warrants require the Company to seek stockholder approval to increase the authorized number of shares of common stock from 40,000,000 to 100,000,000, which approval was obtained on May 11, 2011. Because there was not an adequate level of authorized shares to cover all the outstanding warrants, under ASC 815 the portion of the warrants above the then authorized level of common stock were required to be classified as a liability and carried at their current fair value on the Company’s balance sheet. The fair value was estimated using the Black-Scholes option-pricing model. Warrants that are classified as a liability are revalued at each reporting date until the classification as a liability changes, warrants are exercised or expire, with changes in the fair value reported in the Company’s statements of operations as non-operating income or expense. Accordingly, the Company recorded a non-operating expense of $1,257,691 during the period ended March 31, 2011, which represents the increase in fair value of the warrant liability from the date of issuance, March 1, 2011, through March 31, 2011. The warrants ceased to be classified as a liability upon stockholder approval of the increase in authorized common stock, and accordingly will not be reported or revalued at any subsequent reporting date after May 11, 2011, at which time the then fair value of the warrant liability will be reclassified into stockholders’ equity. The aggregate fair value and assumptions used for Black-Scholes option-pricing models as of March 1, 2011 (the closing date of the firm commitment public offering) and March 31, 2011 were as follows:

	March 1, 2011	March 31, 2011
Aggregate fair value	$ 5,112,864	$ 6,370,555
Exercise price	$ 1.00	$ 1.00
Expected volatility	105%	105%
Remaining contractual term (years)	6	5.92
Risk-free interest rate	2.47%	2.62%
Expected dividend yield	0%	0%
Common stock price (per share)	$ 0.86	$ 1.03

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2010, and have not changed as of March 31, 2011. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

We currently have the following drug development programs:

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

We are utilizing our existing capital resources primarily for development of bremelanotide for FSD. Following a meeting with the U.S. Food and Drug Administration (FDA), we have submitted a revised protocol to the FDA for initiation of an at-home Phase 2 clinical trial of subcutaneously administered bremelanotide for women with FSD. This Phase 2 trial for women with FSD is scheduled to start in the second quarter of calendar 2011.

We are seeking a development and marketing partner for subcutaneously administered bremelanotide for men with ED who are non-responsive or inadequately responsive to PDE-5 inhibitor therapies. We expect the partner would fund, in whole or in part, an in-clinic Phase 2 clinical trial, as either monotherapy or a combination therapy with a PDE-5 inhibitor such as sildenafil (sold under the trademark Viagra®). We have not yet submitted a protocol to the FDA for this trial, and do not presently intend to do so unless and until we reach agreement with a development and marketing partner.

We have submitted an IND application to the FDA for a proof-of-concept human trial for asthma using a subcutaneously administered formulation of PL-3994, and this trial is allowed to proceed at any time. We also have commenced development of an inhalation formulation of PL-3994. We are seeking a development and marketing partner for PL-3994, which would include the proof-of-concept human trial for asthma using a subcutaneously administered formulation and development of an inhalation formulation.

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

Results of Operations

Three and Nine Months Ended March 31, 2011 Compared to the Three and Nine Months Ended March 31, 2010

Revenue – For the three and nine months ended March 31, 2011, we recognized $0.1 million and $0.5 million, respectively, in revenue pursuant to our license agreement with AstraZeneca compared to $2.6 million and $13.5 million, respectively, for three and nine months ended March 31, 2010.

Revenue for the three and nine months ended March 31, 2011 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate. Revenue for the three and nine months ended March 31, 2010 consisted of $0.5 million and $2.5 million, respectively, related to our research services performed during those periods, and $2.1 million and $11.0 million, respectively, of revenue related to AstraZeneca’s up-front license fee. In connection with the completion of the research collaboration portion of the research collaboration and license agreement, we recognized as revenue in fiscal 2010 all remaining deferred up-front license fees received from AstraZeneca. Future contract revenue from AstraZeneca, in the form of reimbursement of development costs, will fluctuate based on development activities in our obesity program. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses for the three and nine months ended March 31, 2011 decreased to $1.7 million and $7.2 million, respectively, from $3.4 million and $8.7 million, respectively, for the three and nine months ended March 31, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Research and development expenses related to our bremelanotide, other melanocortin receptor agonists, PL-3994, obesity and other preclinical programs were $0.7 million and $1.7 million, respectively, for the three and nine months ended March 31, 2011, compared to $1.4 million and $2.5 million, respectively, for the three and nine months ended March 31, 2010. Spending to date has been primarily related to the identification and optimization of lead compounds and pre-clinical development, and secondarily to a study of the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and a study of subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased to $1.0 million and $5.5 million, respectively, for the three and nine months ended March 31, 2011, compared to $2.0 million and $6.2 million, respectively, for the three and nine months ended March 31, 2010. This decrease is the result of our process of reducing staffing levels pursuant to our strategic decision announced in

September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Cumulative spending from inception to March 31, 2011 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $138.4 million, $55.6 million and $58.7 million, respectively. Due to various risk factors described in our periodic reports filed with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses decreased to $1.0 million and $3.2 million, respectively for the three and nine months ended March 31, 2011 compared to $1.2 million and $3.5 million, respectively, for the three and nine months ended March 31, 2010. The decrease is the result of our process of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

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

During the nine months ended March 31, 2011, we used $7.9 million of cash for our operating activities, compared to $2.6 million used in the nine months ended March 31, 2010. Higher net cash outflows from operations in the nine months ended March 31, 2011 resulted primarily from lower revenues. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the nine months ended March 31, 2011, cash provided by investing activities was $3.4 million from the sale of available-for-sale investments. During the nine months ended March 31, 2010, cash provided by investing activities of $0.1 million consisted solely of the sale of supplies.

During the nine months ended March 31, 2011, cash provided by financing activities of approximately $21.1 million consisted primarily of the net proceeds from the completion of our firm commitment public offering that closed on March 1, 2011. The offering consisted of the sale of 23,000,000 units at a price to the public of $1.00 per unit. The units consisted of 23,000,000 shares of our common stock, Series A Warrants to purchase 2,000,000 shares of our common stock, and Series B Warrants to purchase 21,000,000 shares of our common stock. During the nine months ended March 31, 2010, cash provided by financing activities was $4.9 million, consisting of approximately $5.2 million from our registered direct offerings in August 2009 and February 2010 offset against approximately $250,000 used for payments on capital lease obligations and withholding taxes related to restricted stock units.

As of March 31, 2011, our cash and cash equivalents were $22.0 million and our current liabilities were $1.9 million. We believe that these funds are sufficient to fund our planned operations, including clinical trials with bremelanotide for FSD, through at least calendar year 2012. We have made the strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction, and have ceased research and development efforts on new product candidates. However, we do not intend to expend substantial amounts on bremelanotide for ED, PL-3994 or new peptide drug candidates for sexual dysfunction unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

These funds are not likely to be sufficient to complete all of the clinical trials required for product approval for any of our products. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including clinical trials with either bremelanotide or PL-3994, or both, may not be available on acceptable terms or at all. We may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

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

Item 4.    Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A. Risk Factors.

In analyzing our company, you should consider carefully the following risk factors:

Risks Relating to Our Company

We will continue to incur substantial losses over the next few years and we may never become profitable.

We have never been profitable and we may never become profitable. As of March 31, 2011, we had an accumulated deficit of $218.7 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the U. S. Food and Drug Administration (FDA) or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of March 31, 2011, we had cash and cash equivalents of $22.0 million, with current liabilities of $1.9 million. We believe we have sufficient currently available working capital to fund our currently planned operations through at least calendar year 2012, but our currently available working capital will likely not be sufficient to complete required clinical trials for any of our product candidates. We will need additional funding to complete required clinical trials and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements on our product candidates or other sources. However, additional funding may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

If we are unable to raise sufficient additional funds when needed, we may be required to curtail operations significantly, cease clinical trials and further decrease staffing levels.  We may seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, including rights under our research collaboration and license agreement with AstraZeneca, on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms and for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

•	submission to the FDA of an Investigational New Drug (IND) application, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a New Drug Application (NDA); and

•	FDA review and approval of the NDA before any commercial marketing or sale.

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

We do not have the facilities to manufacture bremelanotide, PL-3994, melanocortin receptor agonist compounds or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s current good manufacturing practices (GMPs) regulations. Failure of third-party manufacturers to comply with GMPs or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

We are subject to extensive regulation in connection with the laboratory practices and the hazardous materials we use.

We are subject to various laws and regulations regarding laboratory practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances in connection with our research. In each of these areas, as noted above, the FDA and other regulatory authorities have broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products and withdraw approvals, any one or more of which could have a material adverse effect on us. We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. Although we have suspended research and development efforts on new product candidates, we are maintaining selected laboratory capabilities, and will be subject to regulations in connection with use of our laboratory facilities, disposal of chemicals and hazardous or potentially hazardous substances, and decommissioning and disposing of laboratory equipment. We may incur significant costs to comply with such laws and regulations now or in the future.

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

There are a number of other products being developed for FSD and ED. In addition to three oral FDA-approved phosphodiesterase-5 (PDE-5) inhibitor drugs for the treatment of ED, there are other approved products and devices for ED, and other products are being developed for ED and FSD and are in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs, and to develop drugs for treatment of FSD.

There are a large number of products approved for use in asthma, and a number of other products being developed for treatment of acute exacerbations of asthma, including products in clinical trials. There is intense competition to develop drugs for treatment of acute exacerbations of asthma.

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

Our ability to successfully commercialize our products in development will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products and related treatment. Obtaining reimbursement from governmental payers, insurance companies, health maintenance organizations and other third-party payers of healthcare costs is a time-consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. If we are able to obtain reimbursement, continuing efforts by governmental and third party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products in development. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

We rely on our management team, our employees and various contractors and consultants to provide critical services. Our ability to execute our bremelanotide and PL-3994 clinical programs and our preclinical programs on an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction depends on our continued retention and motivation of our management and scientific personnel, including executive officers and senior members of development and management who possess significant technical expertise and experience and oversee our development programs. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors. If we lose the services of existing personnel or fail to attract new personnel, our development programs could be adversely affected. Competition for personnel is intense. In addition, because of our reduction in staffing levels we anticipate we will need to hire consultants or contractors for development activities previously undertaken by our employees.

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

Pursuant to approval by our stockholders at the annual meeting of stockholders held on May 11, 2011, effective May 12, 2011 we increased our authorized common stock from 40,000,000 to 100,000,000. To the extent that we sell newly authorized shares, this could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Risks Relating to Owning Our Common Stock

As of May 12, 2011, there were 25,215,920 shares of common stock underlying outstanding convertible preferred stock, options and warrants, and stockholders may experience dilution from the conversion of preferred stock and exercise of outstanding options and warrants.

As of May 12, 2011, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	26,865 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•
24,479,617 shares issuable on the exercise of warrants at exercise prices ranging from $1.00 to $28.20 per share, including 21,575,000 shares issuable on the exercise of warrants that are exercisable starting March 2, 2012 at an exercise price of $1.00 per share; and

•	709,438 shares issuable on the exercise of stock options, at exercise prices ranging from $1.30 to $42.50 per share.

If the holders convert, exercise or receive those securities, or similar dilutive securities we may issue in the future, stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale substantially all of the underlying shares listed above. Holders of registered underlying shares could resell the shares immediately upon issuance, which could result in significant downward pressure on our stock price.

We are under review for compliance with continued listing standards of NYSE Amex, and our common stock may be delisted, making it difficult to trade shares of our common stock.

Our common stock trades on NYSE Amex. On November 26, 2010, we received a letter from NYSE Amex advising us that, based on our Quarterly Report on Form 10-Q for the period ended September 30, 2010, we were not in compliance with certain continued listing standards under Section 1003 of the NYSE Amex Company Guide. Specifically, NYSE Amex stated that we were not in compliance with Section 1003(a)(iii) of the Company Guide because our stockholders’ equity was less than the required $6,000,000 and we had losses from continuing operations and net losses in our five most recent fiscal years, and Section 1003(a)(iv) of the Company Guide because we had sustained losses which were so substantial in relation to our overall operations or existing financial resources, or our financial condition had become so impaired that it appeared questionable, in the opinion of the NYSE Amex, as to whether we would be able to continue operations and/or meet our obligations as they mature.

In order to maintain our listing on NYSE Amex, we submitted a plan on regaining compliance with Section 1003(a)(iv) by February 28, 2011 and Section 1003(a)(iii) by May 26, 2011. On January 31, 2011, NYSE Amex notified us that it had accepted our plan for regaining compliance, and that our listing was being continued pursuant to an extension. On March 8, 2011 the NYSE Amex notified us that we had resolved the continued listing deficiency with respect to Section 1003(a)(iv) of the Company Guide. The NYSE Amex also notified us that it would review our compliance with continued listing standards as of May 26, 2011, and specifically compliance with respect to Section 1003(a)(iii) of the Company Guide. If we do not comply with all continued listing standards as of May 26, 2011, NYSE Amex may initiate delisting procedures, which could result in our common stock being delisted from NYSE Amex.

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

Our stock price is volatile and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit.

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

For the 12 month period ended April 30, 2011, the price of our stock has been volatile, ranging from a high of $3.40 per share to a low of $0.80 per share.

In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

We have implemented a reverse stock split, which has reduced our trading volume and may result in a decrease in our market capitalization.

Effective September 27, 2010, we implemented a one-for-ten reverse stock split. This reverse stock split was implemented because we had received notice that the NYSE Amex deemed it appropriate for us to effect a reverse stock split because of the low selling price of our common stock. At our annual meeting of stockholders held on May 13, 2010, the stockholders authorized a reverse stock split. We cannot guarantee that the price increase of our common stock price resulting from the reverse split will:

•	be proportionate to the reverse split ratio;

•	last in the marketplace for any length of time;

•	remain at a price sufficient to meet the listing requirements of the NYSE Amex; or

•	be sufficient to facilitate raising capital.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None required to be furnished.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

At our meeting of stockholders held on May 11, 2011, the stockholders approved the adoption of our 2011 Stock Incentive Plan (the “2011 Plan”).  Effective on adoption of the 2011 Plan, our 2005 Stock Plan, as amended (the “Prior Plan”) was terminated, with awards granted under the Prior Plan before stockholder approval of the 2011 Plan remaining outstanding in accordance with their terms. Under the 2011 Plan, a total of 3,920,301 shares may be issued, consisting of 3,500,000 shares reserved for issue under the 2011 Plan and 420,301 available to be granted under the Prior Plan on the date of stockholder approval of the 2011 Plan. Shares covering awards, including awards under the Prior Plan that were outstanding on May 11, 2011, that terminate or are forfeited, or shares that are returned to us pursuant to a compensation recovery policy, will again be available for issuance under the 2011 Plan.

The 2011 Plan authorizes the grant of equity-based and cash-based compensation to our employees, consultants and non-employee directors in the form of stock options, stock appreciation rights, restricted shares, restricted share units, other share-based awards and cash-based awards. The 2011 Plan is intended to comply with the exemption from Section 162(m) of the Internal Revenue Code relating to performance-based compensation, and provides for a maximum aggregate number of shares, compensation and dividend equivalents that may granted or paid in any calendar year to any one participant. The 2011 Plan will terminate on March 11, 2021, or such earlier date as our Board of Directors may determine. The 2011 Plan will remain in effect for outstanding awards until no awards remain outstanding.

Item 6.   Exhibits.

Exhibits filed or furnished with this report:

4.1	Warrant Agreement dated as of March 1, 2011, between Palatin and American Stock Transfer & Trust Company, a New York limited liability trust company.

4.2	Definitive form of Series A Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

4.3	Definitive form of Series B Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

4.4	Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

10.1	2011 Stock Incentive Plan.*

10.2	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.*

10.3	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.*

10.4	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
_____________________
*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc. (Registrant)

Date: May 13, 2011	/s/ Carl Spana Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	/s/ Stephen T. Wills Stephen T. Wills Executive Vice President - Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX:

4.1	Warrant Agreement dated as of March 1, 2011, between Palatin and American Stock Transfer & Trust Company, a New York limited liability trust company.

4.2	Definitive form of Series A Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

4.3	Definitive form of Series B Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

4.4	Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1.

10.1	2011 Stock Incentive Plan.*

10.2	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.*

10.3	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.*

10.4	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.*

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
_____________________
*Management contract or compensatory plan or arrangement.