Form 10-K
period 2011-06-30
PALATIN TECHNOLOGIES INC
filed 2011-09-21
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010): $15,858,897.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 20, 2011): 34,900,591.

PALATIN TECHNOLOGIES, INC.

PART I

Item 1.  Business.

Forward-looking statements

Statements in this Annual Report on Form 10-K (this Annual Report), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this Annual Report, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission (SEC) filings.

In this Annual Report, references to “we,” “our,” “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). In addition, we have drug candidates or development programs for obesity, erectile dysfunction, pulmonary diseases, heart failure and inflammatory diseases.

The following drug candidates are actively under development:

•	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of FSD. This drug candidate is in Phase 2B clinical trials.

•
AZD2820, a melanocortin receptor-based compound for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement. This drug candidate is in Phase 1 clinical trials.

•
An inhalation formulation of PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of acute exacerbations of asthma. This PL-3994 formulation is in preclinical research.

The following chart shows the status of our drug candidates, including drug candidates being developed by AstraZeneca and drug candidates for which we are seeking additional capital from licensing or development agreements or other sources.

We intend to utilize our existing capital resources primarily for development of bremelanotide for FSD, and secondarily for limited development work on PL-3994.  We will not initiate the preclinical activities that are required to start clinical trials with an inhaled formulation of PL-3994, initiate clinical trials with subcutaneous formulations of PL-3994, or initiate preclinical toxicity and other studies with new peptide drug candidates for sexual dysfunction unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

Key elements of our business strategy include: using our technology and expertise to develop and commercialize innovative therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing; and, partially funding our product development programs with the cash flow generated from our license agreement with AstraZeneca and any other companies.

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

Bremelanotide for Female Sexual Dysfunction (FSD). We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and triggers a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone).

Medical Need - FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. The National Health and Social Life Survey, a probability sample study of sexual behavior in a demographically representative cohort of United States adults ages 18 to 59, found that approximately 43% of women have symptoms associated with FSD, with up to about 15% having associated personal distress required to establish a diagnosis of FSD.

There are no drugs in the United States approved for FSD indications.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent for treatment of FSD.

Bremelanotide is intended for “on-demand” use, and is self-administered by the patient approximately one hour prior to anticipated sexual activity. We are evaluating delivery devices, and believe that bremelanotide can be used with simple and patient-friendly disposable injector or auto-injector devices. If Phase 2 clinical trials for FSD are successful, we anticipate that Phase 3 clinical trials will be conducted with a delivery device intended for commercialization.

Ongoing Clinical Trials. We have initiated a Phase 2B clinical trial with bremelanotide for treatment of FSD. This multicenter study is a placebo-controlled, randomized, parallel group, dose-finding trial that will test three dose levels of subcutaneously administered bremelanotide in premenopausal women diagnosed with female sexual arousal disorder and/or hypoactive sexual desire disorder. The study is expected to enroll 400 premenopausal women across 40 sites within the United States and Canada, with a target of randomizing 100 patients to each of three treatment arms and a placebo arm. Patients will undergo 16 weeks of treatment. The objective of the Phase 2B trial is to measure safety and efficacy of subcutaneous doses intended for on-demand, home use. The primary efficacy endpoint is change from baseline to end of study in the number of satisfying sexual events. Results from this Phase 2B trial are anticipated in the second half of calendar year 2012. However, we can provide no assurance that we will meet this objective or that the results of the Phase 2B trial will warrant proceeding with a Phase 3 trial and seeking regulatory approval for bremelanotide.

Prior Clinical Trials with Subcutaneous Administration. We have completed several Phase 1 clinical studies in which blood pressure effects of subcutaneously administered bremelanotide were studied. These studies suggest that transient elevations of blood pressure are dependent on both the specific patient population and the dose administered. Our ongoing Phase 2B clinical trial will address whether subcutaneous administration of selected doses of bremelanotide for treatment of FSD in premenopausal women will provide acceptable control of blood pressure effects.

Clinical Trials with Intranasal Formulations. We extensively studied bremelanotide for sexual dysfunction in nasal formulations, administered as a single spray in one nostril. Increases in blood pressure were observed in some patients receiving nasally administered bremelanotide, and this observed increase was a significant factor leading us to discontinue work on nasally administered bremelanotide. We believe that the amount of increase in blood pressure, as well as the rate of nausea and emesis (vomiting), was due, at least partially, to high doses resulting from variability in drug uptake with nasal administration. Studies showed wide variation in plasma levels of bremelanotide in patients receiving nasally administered bremelanotide.

While we are no longer developing intranasal formulations of bremelanotide for commercialization, trials with intranasal formulations of bremelanotide did demonstrate potential utility of bremelanotide. Preliminary Phase 2A clinical trials of FSD patients showed statistically significant increases in the level of sexual desire and genital arousal in post-menopausal subjects receiving nasal bremelanotide and increases in the level of sexual desire and genital arousal in premenopausal subjects receiving nasal bremelanotide, although interpretation of results with premenopausal subjects was confounded by a significant placebo effect, which is often seen in such studies. Phase 2B double-blind, placebo-controlled, parallel doses clinical trials evaluating intranasal bremelanotide for erectile dysfunction (ED), conducted in 726 non-diabetic and 294 diabetic patients, showed that over 30% of ED patients were restored to a normal level of function. In trials conducted to date, almost 2,000 patients received at least one dose of bremelanotide, with about 1,500 receiving multiple doses.

Peptide Melanocortin Receptor Agonists for Treatment of Sexual Dysfunction. We have developed a series of next generation melanocortin receptor-specific peptides for treatment of sexual dysfunction. These peptides were designed to be highly selective for the specific melanocortin receptor believed to be involved in sexual response, and thus may have an improved side effect and safety profile. In developing these peptides, we examined effectiveness in animal models of sexual response and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these peptides may have significant commercial potential for treatment of either FSD or ED.

We have suspended further discovery work on our alternative melanocortin receptor-specific peptides, but intend, if we partner or license this technology or otherwise obtain sufficient financial resources, to advance one or more of the peptides we have developed into preclinical toxicology and other studies required by the United States Food and Drug Administration (FDA) prior to initiating human clinical trials for either FSD or ED.

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

Obesity. In 2007, we entered into an exclusive research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June and December 2008 and in September 2009, the agreement was amended to include additional compounds and associated intellectual property we developed and to modify royalty rates and milestone payments. Active work under the collaboration portion of the agreement concluded in January 2010.

AstraZeneca has commenced a Phase 1 clinical trial of AZD2820, a subcutaneously-administered peptide melanocortin receptor partial agonist, under development as a single-agent therapy for the treatment of obesity. AZD2820 is a clinical candidate selected by AstraZeneca from its collaborative research program with us.

Obesity is a multifactorial condition with numerous biochemical components relating to satiety (feeling full), energy utilization and homeostasis. A number of different metabolic and hormonal pathways are being evaluated by companies around the world in efforts to develop better treatments for obesity. Scientific research has established that melanocortin receptors have a role in eating behavior and energy homeostasis, and that some melanocortin receptor agonists decrease food intake and induce weight loss.

Obesity is a significant healthcare issue, often associated with co-morbidities such as cardiovascular disease and diabetes. According to a 2011 fact sheet from the World Health Organization, more than 1.5 billion adults worldwide are overweight, with over 500 million categorized as obese. Overweight and obesity is the fifth leading risk for global deaths and the second leading cause of preventable death in the United States. About one-third of Americans are obese and another one-third are overweight. Medical costs in the United States associated with obesity were estimated at $147 billion for 2008.

We developed classes of small molecule and peptide compounds targeting melanocortin receptors which are effective in the treatment of obesity in animal models. Certain of these compounds have shown activity in animal models of both diet-induced and genetically derived obesity. These compounds appear to decrease food intake and body weight without increases in sexual response in normal animals at the same or higher dose levels. Pursuant to clinical trial agreements with AstraZeneca, we have conducted proof-of-principle clinical trials on the effects of a melanocortin receptor-specific compound on food intake, obesity and other metabolic parameters.

Our agreement with AstraZeneca remains in effect as long as AstraZeneca is developing a compound covered by the agreement or commercializing a product for which a royalty is owed. The agreement may be terminated by AstraZeneca at any time upon notice to us, or by either party upon notice in the event of a material breach. Upon termination by AstraZeneca without cause or by us for cause, all rights and licenses we granted to AstraZeneca terminate, but AstraZeneca remains obligated to pay royalties and milestones on compounds developed during the collaboration portion of the agreement. In the event AstraZeneca terminates the agreement because we breached the agreement, rights and licenses we granted under the agreement become permanent, with financial terms, including royalties, to be determined by arbitration.

We have received up-front and other licensing payments totaling $15 million from AstraZeneca under the agreement. We are eligible for milestone payments totaling up to $145 million, with up to $85 million contingent upon development and regulatory milestones and the balance on achievement of sales targets, plus mid to high single digit royalties on sales of approved products. AstraZeneca has responsibility for product commercialization, product discovery and development costs.

Other Melanocortin Programs. We have suspended work on early stage research and discovery programs, but are seeking to partner or license certain drug candidate programs. These programs include highly selective melanocortin-1 receptor agonists for treatment of inflammation-related diseases and disorders and melanocortin-4 receptor agonists for treatment of obesity and other indications outside the sexual dysfunction field. We do not anticipate that any significant effort will be devoted to these programs during the next twelve months unless we partner or license one or more of these programs or otherwise obtain sufficient financial resources.

Natriuretic Peptide Receptor-Specific Programs

The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of acute asthma, other pulmonary diseases, heart failure and hypertension. While the therapeutic potential of modulating this system is well appreciated, development of therapeutic agents has been difficult due, in part, to the short biological half-life of native peptide agonists.

PL-3994. PL-3994 is an NPR-A agonist compound in development for treatment of acute exacerbations of asthma, heart failure and refractory hypertension. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL-3994 increases plasma cyclic guanosine monophosphate (cGMP) levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

PL-3994 is one of a number of natriuretic peptide receptor agonist compounds we have developed. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure. Compared to native NPR-A, PL-3994 has reduced affinity for the endogenous natriuretic peptide clearance receptor and significantly increased resistance to neutral endopeptidase, an endogenous enzyme that degrades natriuretic peptides, resulting in an extended half-life.

PL-3994 for Acute Exacerbations of Asthma. Acute exacerbations of asthma, also called acute severe asthma, is an ongoing, unremitting asthma episode in which asthma symptoms do not adequately respond to initial bronchodilator therapy. Inhaled beta-2 adrenergic receptor agonists, such as albuterol, inhaled anticholinergic drugs, such as ipratropium, and systemic corticosteroids are primary treatments for episodes of acute exacerbations of asthma. Some patients with acute exacerbations of asthma become unresponsive to beta-2 adrenergic receptor agonists, significantly limiting treatment options and increasing risk. Patients who do not respond to initial therapy are at risk of severe complications.

In 2006, the most recent year reported, there were almost 1.7 million emergency room visits due to asthma, with 440,000 hospitalizations attributed to asthma. In 2008, approximately 23.3 million Americans had asthma, with a projected 2010 economic cost in the United States of $20.7 billion, of which the largest single direct medical expenditure, $5.9 billion, is for prescription drugs.

PL-3994, which is a direct relaxant of smooth muscle, works through a different pathway than beta-2 adrenergic receptor agonists and other existing therapies, and is intended to address this unmet medical need.

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

We are developing an inhalation formulation of PL-3994 and improved methods to manufacture PL-3994, and are designing preclinical inhalation toxicity and other studies that are required to start clinical trials with an inhaled formulation of PL-3994. We also have a subcutaneous formulation of PL-3994, and have planned a proof-of-concept human trial for asthma with our subcutaneous formulation for which the FDA has approved an Investigational New Drug (IND) application. We are actively exploring partnering or licensing opportunities with PL-3994, primarily to develop a potential product for treatment of acute severe asthma. We do not intend to initiate either the proof-of-concept human trial or inhalation toxicity studies unless and until we reach agreement with a partner or receive funding to support the proof-of-concept human trial or inhalation toxicity studies.

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

Patients who have been admitted to the hospital with an episode of worsening heart failure have an increased risk of either death or hospital readmission in the three months following discharge. Up to 15% of patients die in this period and as many as 30% need to be readmitted to the hospital. We believe that decreasing mortality and hospital readmission in patients discharged following hospitalization for worsening heart failure is a large unmet medical need for which PL-3994 may be effective. PL-3994 could potentially be utilized as an adjunct to existing heart failure medications, and may, if successfully developed, be self-administered by patients as a subcutaneous injection following hospital discharge. We believe that PL-3994, through activation of NPR-A, may, if successful, reduce cardiac hypertrophy (increase in heart size due to disease), which is an independent risk factor for cardiovascular morbidity and mortality.

Over 5.7 million Americans suffer from heart failure, with 670,000 new cases of heart failure diagnosed each year, with disease incidence expected to increase with the aging of the American population. Despite the treatment of heart failure with multiple drugs, almost all heart failure patients will experience at least one episode of acute heart failure that requires treatment with intravenous medications in the hospital. Heart failure has tremendous human and financial costs. 2009 estimated direct costs in the United States for heart failure were $37.2 billion, with heart failure constituting the leading cause of hospitalization in people over 65 years of age and with over 1.1 million hospital discharges for heart failure in 2006. Heart failure is also a high mortality disease, with approximately one-half of heart failure patients dying within five years of initial diagnosis.

We have planned a repeat dose Phase 2 clinical trial in patients hospitalized with heart failure to evaluate safety profiles in patients given repeat doses of PL-3994 as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints, but will not initiate this trial unless we reach agreement with a partner to fund the trial or otherwise obtain sufficient financial resources from a third party.

PL-3994 for Refractory Hypertension. PL-3994 may potentially also be used for treatment of refractory or difficult-to-control hypertension, which is high blood pressure despite a three-drug regimen that includes a diuretic. Refractory hypertension is commonly found in patients with congestive heart failure or renal disease. Although there is a large number of approved drugs for treatment of hypertension, there are no approved drugs for hypertension that are active through the NPR-A system. Refractory and other difficult-to-control hypertension can be caused by increased aldosterone levels. PL-3994 is believed to act through the NPR-A system on the RAAS to decrease renin and aldosterone secretion and thereby decrease blood pressure. In a Phase 2A study of subjects with controlled hypertension, the data suggested an increased effect of PL-3994 in reducing systemic blood pressure when taken with an angiotensin-converting enzyme (ACE) inhibitor, a common class of drugs for controlling hypertension. PL-3994 thus may be suitable for use as an adjunct therapy to one or more existing hypertension drugs, including an ACE inhibitor.

Clinical Studies with PL-3994. Preclinical studies in animals established a dose-dependent effect on blood pressure and diuresis, and in animal models of heart failure showed improved kidney function and prevention of cardiac hypertrophy. Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in the first quarter of calendar year 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP, a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

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

Administration of PL-3994. For asthma indications we believe that inhalation administration of PL-3994 may be preferable to subcutaneous or other systemic administration. For heart failure and refractory hypertension indications we believe that subcutaneous administration of PL-3994 may be preferable. PL-3994 is well absorbed through the subcutaneous route of administration. In human studies, the pharmacokinetic and pharmacodynamic half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that subcutaneous PL-3994, if successful, will be amenable to self-administration by patients, similar to insulin and other self-administered drugs.

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

Estimate of Amount Spent on Research and Development Activities

Research and development expenses were $10.4 million for the fiscal year ended June 30, 2011 (fiscal 2011) and $12.3 million for the fiscal year ended June 30, 2010 (fiscal 2010), of which $0.5 million and $3.2 million of our research and development expenses for fiscal 2011 and fiscal 2010, respectively, were borne by AstraZeneca pursuant to the research collaboration and license agreement.

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

Bremelanotide for Treatment of Female Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of FSD, for which there is no approved drug in the United States. A number of hormonal therapies have been commercialized for other indications, including progestin, androgen and localized estrogen therapies, but none have been approved by the FDA for FSD indications. We are aware of one drug utilizing a testosterone transdermal patch which is in Phase 3 clinical trials for treatment of FSD in surgically post-menopausal women. We are also aware of a non-hormone oral drug, flibanserin, investigated for treatment of premenopausal women with hypoactive sexual desire disorder, but development of this drug was terminated following failure of the FDA to approve the drug for marketing. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for FSD.

Melanocortin Receptor Agonists for Treatment of Erectile Dysfunction. Leading drugs approved for ED indications are PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). In addition, we are aware of other PDE-5 inhibitors under development. Other drugs approved for ED indications include alprostadil for injection (sold under the trade name Caverject Impulse® among others), which is injected directly into the penis, and alprostadil in urethral suppository format (sold under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, including at least one company developing a new drug for treatment of ED not sufficiently responsive to PDE-5 inhibitors, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for ED.

PL-3994 for Acute Exacerbations of Asthma Indications. The asthma market is intensively competitive, with substantial competition and financial incentive to develop, market and sell drugs for treatment of asthma, with projected costs of prescription drugs of $5.9 billion in the United States in 2010. We are aware of companies developing drugs for the specific indications of either acute exacerbations of asthma or acute severe asthma, including at least one company with a drug reported to be currently in clinical trials. Certain of these drugs under development work by mechanisms of action different from the mechanisms of action of currently approved products. In addition, a number of clinical trials are conducted by hospitals, research institutes and others exploring various methods and combinations of drugs to treat acute exacerbations of asthma. There are a number of drugs and therapies currently used to treat acute exacerbations of asthma, including administration of oral or intravenous systemic steroids, use of oxygen or heliox, a mixture of helium and oxygen, nebulized short-acting beta-2 adrenergic receptor agonists, intravenous or nebulized anticholinergic agents and, for patients in or approaching respiratory arrest, intubation and mechanical ventilation. However, each of these drugs or therapies has recognized limitations or liabilities, and we believe that there remains an unmet medical need for a safe and effective treatment for acute exacerbations of asthma. We are not aware of any company actively developing a drug to relax smooth muscles in airways through a natriuretic peptide receptor pathway.

PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human atrial natriuretic peptide drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, have been investigated for treatment of congestive heart failure, but are not believed to be in active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to be in Phase 2 clinical trials for acute heart failure. One product is under investigation for continuous and extended infusion through a subcutaneous pump. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.

Obesity. There are several FDA-approved drugs and medical devices for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors. Clinical trials for obesity are lengthy, time-consuming and expensive. See the discussion under the heading “We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements” in Item 1A, “Risk Factors” in this Annual Report.

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

We own two issued United States patents claiming the bremelanotide substance; issued patents claiming the bremelanotide substance in Japan, Mexico, Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Korea, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland, United Kingdom, Italy, Australia and New Zealand; and pending patent applications claiming the bremelanotide substance in Brazil and Canada. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). Whether we will be able to obtain patent term extensions under the Hatch-

Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent.

We also own an issued United States patent claiming non-oral administration of bremelanotide in combination with oral administration of a PDE-5 inhibitor. This patent has a term until 2025. However, this patent would apply only if we develop bremelanotide for use in combination therapy with a PDE-5 inhibitor. If we obtain regulatory approval for bremelanotide for use in combination therapy with a PDE-5 inhibitor, which may never occur, then the patent term may be subject to extension under the Hatch-Waxman Amendments, but we cannot presently evaluate the duration of any potential patent term extension.

We own patent applications on one class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2029. We also own a patent application under the Patent Cooperation Treaty for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction. We will be required to enter national stage prosecution on this application, including filing the application in countries we select, by November 2011. If we enter national stage prosecution in the United States, and if any patent issues, the presumptive term will be until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which have a term until 2027. Patent applications claiming the PL-3994 substance and other compounds, including precursor molecules, are pending in Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, Philippines and South Africa and before the European and Eurasian patent offices. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the United States patent claiming PL-3994 and the United States patent claiming a precursor molecule. We also own a patent application under the Patent Cooperation Treaty claiming use of PL-3994 for treatment of airway diseases, including asthma. We will be required to enter national stage prosecution on this application, including filing the application in countries we select, by October 2012. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We additionally have twenty-six issued United States patents and two pending patent applications on melanocortin receptor specific peptides and small molecules, but we are not actively developing any product candidate covered by a claim of any of these patents or applications.

Under our research collaboration and license agreement with AstraZeneca, AstraZeneca is responsible for prosecution of licensed patent applications and maintenance of issued patents in the United States and other countries. One patent application covering a class of compounds is pending in the United States, and if any patent issues, the presumptive term will be until 2029. Additionally, AstraZeneca is prosecuting a patent application under the Patent Cooperation Treaty and in the United States in its name resulting from its collaboration with us, on which our employees are inventors and for which royalties would be payable under our agreement with AstraZeneca if a compound covered by a claim of this application is developed for commercialization. AstraZeneca will be required to enter national stage prosecution on the Patent Cooperation Treaty application, including determining the countries in which AstraZeneca intends to seek patent protection, by November 2011. If any patent issues, the presumptive term will be until 2030. Neither of these patent applications has been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue. Additionally, until one or more compounds subject to the agreement with AstraZeneca are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries will depend, in large part, on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations, health maintenance organizations (HMOs) and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There are no approved products for treating FSD, and thus is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. Less than full reimbursement by governmental and other third-party payors for our proposed products would adversely affect the market acceptance of these proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

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

Our bremelanotide product candidate will be a combination product, incorporating both the bremelanotide drug substance and a delivery device. We will rely on a third-party manufacturer to make the delivery device and the final product combination product. We have not yet selected a delivery device. Once a delivery device is selected, we will need to negotiate a long-term supply and manufacturing agreement, and may not be able to enter into such an agreement on acceptable terms, if at all.

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

Employees

As of September 20, 2011, we employed 19 persons full time, of whom 13 are engaged in research and development activities and 6 are engaged in administration and management. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

From time to time, we hire contractors and scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including aspects of manufacturing, clinical management, regulatory strategy and market research. Our independent advisors, contractors and consultants sign agreements that provide for confidentiality of our proprietary information and that we have the rights to any intellectual property developed while working for us.

Item 1A.  Risk Factors.

Risks Relating to Our Company

We will continue to incur substantial losses over the next few years and we may never become profitable.

We have never been profitable and we may never become profitable. As of June 30, 2011, we had an accumulated deficit of $222.0 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of June 30, 2011, we had cash and cash equivalents of $18.9 million, with current liabilities of $2.8 million. We believe we have sufficient currently available working capital to fund our currently planned operations through at least calendar year 2012, including completion of our ongoing Phase 2B clinical trial with bremelanotide for the treatment of FSD, but our currently available working capital is not sufficient to complete required clinical trials for any of our product candidates. We will need additional funding to complete required clinical trials and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates. We expect that the Phase 3 bremelanotide clinical trial program for FSD will require significant additional resources and capital.

We do not have any source of significant recurring revenue, and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements on our product candidates or other sources. However, additional funding may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

We may not be able to obtain regulatory approval of bremelanotide for FSD even if the product is effective in treating FSD.

Approval of bremelanotide for treatment of FSD in premenopausal women requires determination by the FDA that the product is both safe and effective. Increases in blood pressure observed in some patients receiving nasally administered bremelanotide was a significant factor leading us to discontinue work on nasally administered bremelanotide for sexual dysfunction. Studies we have conducted with subcutaneously administered bremelanotide suggest that transient elevations of blood pressure are dependent on both the specific patient population and the dose administered. Based on these studies, we believe that bremelanotide will be effective in treating FSD at doses that do not result in unacceptable increases in blood pressure or other unacceptable adverse events. However, results obtained in later phases of clinical trials, including our ongoing Phase 2B clinical trial and any future Phase 3 clinical trial, may be inconsistent with results obtained in earlier studies, and may demonstrate an unacceptable safety profile. It is also possible that safety results obtained in later phases of clinical trials will be inconclusive, and it will not be possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed or never obtained, our business and our liquidity would be adversely affected.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

•	submission to the FDA of an IND application, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of an NDA;

•	FDA review and approval of the NDA before any commercial marketing or sale; and

•	Compliance with post-approval commitments and requirements.

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

Delays in the completion of our ongoing Phase 2B bremelanotide clinical trials could result from slow subject enrollment, failure to timely obtain clinical trial protocol approval and informed consent from subjects, delays in obtaining, entering or analyzing clinical data, FDA interventions and other potential reasons. Delays in the completion of our ongoing Phase 2B bremelanotide clinical trials could significantly extend the time for FDA approval and commercial launch of bremelanotide, and could adversely affect our product development cost estimates. Although it is our objective to obtain results from the ongoing Phase 2B trial in the second half of calendar year 2012, we can give no assurance that we will meet this objective, or that the results of the Phase 2B trial will warrant proceeding with a Phase 3 trial and seeking regulatory approval for bremelanotide. Any such negative developments would adversely affect our business, financial conditions and results of operations.

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

We are developing bremelanotide for FSD and may develop other melanocortin receptor agonist compounds for sexual dysfunction and PL-3994 for the treatment of asthma, heart failure and related indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our research collaboration and license agreement with AstraZeneca for our melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. If the results of development efforts are negative or inconclusive, AstraZeneca may decide to abandon further development of this program, including terminating the agreement, by giving us notice of termination. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of

AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement. Compounds developed during the collaboration phase of our agreement with AstraZeneca are subject to the same payment terms as licensed compounds, but intellectual property relating to collaboration compounds is owned by AstraZeneca. If AstraZeneca does not succeed in developing collaboration compounds, we will not realize any value with respect to those compounds.

If the market opportunities for bremelanotide and our other products in development are smaller than we anticipate, then our future revenues and business may be adversely affected.

There are no FDA approved products for treatment of FSD, and thus the size and other parameters relating to the market are not known. The market opportunity for bremelanotide may be smaller than we anticipate. If it is smaller, it may be difficult for us to find marketing partners for bremelanotide, and our ability to generate bremelanotide revenue and business may be adversely affected. This is also true with respect to PL-3994 and other products in development.

Competing products and technologies may make our proposed products noncompetitive.

There are other products being developed for FSD, including a product currently in Phase 3 clinical trials. There is competition to develop drugs for treatment of FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and a drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

There are three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED, other approved products and devices for ED, and other products in development for treatment of ED, including products in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs, and to develop drugs for treatment of FSD.

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

Our ability to successfully commercialize our products in development will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There are no approved products for treating FSD, and thus is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. If we are able to obtain reimbursement, continuing efforts by governmental and third party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products in development. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment.

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

We are highly dependent on our management team, senior staff professionals and third-party contractors and consultants, and the loss of their services could materially adversely affect our business.

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our bremelanotide and PL-3994 clinical programs and our preclinical programs on an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management who possess significant technical expertise and experience and oversee our development programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

There is competition for qualified personnel, contractors and consultants in the pharmaceutical industry, which makes it difficult to attract and retain the qualified personnel, contractors and consultants necessary for the development and growth of our business.

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

Pursuant to approval by our stockholders at the annual meeting of stockholders held on May 11, 2011, we increased our authorized common stock from 40,000,000 to 100,000,000. To the extent that we sell newly authorized shares, this could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Risks Relating to Owning Our Common Stock

As of September 20, 2011, there were 27,128,580 shares of common stock underlying outstanding convertible preferred stock, options, warrants and restricted stock units, and stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 20, 2011, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	26,865 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•
24,371,817 shares issuable on the exercise of warrants at exercise prices ranging from $1.00 to $28.20 per share, including 21,575,000 shares issuable on the exercise of warrants that are exercisable starting March 2, 2012 at an exercise price of $1.00 per share;

•	2,229,898 shares issuable on the exercise of stock options, at exercise prices ranging from $1.30 to $42.50 per share; and

•	500,000 shares issuable under restricted stock units of which half vest on June 22, 2012 and the balance on June 22, 2013, subject to the fulfillment of service conditions.

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

For the 12 month period ended August 31, 2011, the price of our stock has been volatile, ranging from a high of $1.90 per share to a low of $0.70 per share.

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

Effective September 27, 2010, we implemented a one-for-ten reverse stock split. This reverse stock split was implemented because we had received notice that the NYSE Amex, the exchange on which our common stock is listed, deemed it appropriate for us to effect a reverse stock split because of the low selling price of our common stock. We cannot guarantee that the price increase of our common stock price resulting from the reverse split will:

•	be proportionate to the reverse split ratio;

•	last in the marketplace for any length of time;

•	be at a price sufficient to meet the listing requirements of the NYSE Amex; or

•	be sufficient to facilitate raising capital.

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

Item 1B.  Unresolved Staff Comments.

Inapplicable.

Item 2.  Properties.

Our corporate offices and research and development facilities are located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 28,000 square feet under a lease which expires in July 2012. We also lease 10,000 square feet of additional office space in another building in the same center under a lease that expires in 2015. The 10,000 square feet of additional office space is subleased to a third party under a sublease that expires February 2012. The leased properties are in good condition.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE Amex since July 1, 2009. Prices per share of our common stock have been adjusted for the one-for-ten reverse stock split on September 27, 2010 on a retroactive basis.

FISCAL YEAR ENDED JUNE 30, 2011	HIGH	LOW
Fourth Quarter	$1.38	$0.79
Third Quarter	1.45	0.78
Second Quarter	1.90	0.84
First Quarter	2.40	1.26

FISCAL YEAR ENDED JUNE 30, 2010	HIGH	LOW
Fourth Quarter	$3.50	$1.70
Third Quarter	3.70	2.50
Second Quarter	4.40	2.30
First Quarter	4.80	2.20

Our common stock has been listed on NYSE Amex under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

Holders of common stock. On September 20, 2011, we had approximately 226 record holders of common stock and the closing sales price of our common stock as reported on the NYSE Amex was $0.65 per share.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,997 shares on September 20, 2011, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

Equity Compensation Plan Information. Reference is made to the information contained in the Equity Compensation Plan table contained in Item 12 of this Annual Report.

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

Revenue Recognition

Revenue from corporate collaborations and licensing agreements consists of up-front fees, research and development funding and milestone payments. Non-refundable up-front fees are deferred and amortized to revenue on a straight-line basis over the related performance period. We estimate the performance period as the period in which we perform certain development activities under the applicable agreement. Reimbursements for research and development activities are recorded in the period that we perform the related activities under the terms of the applicable agreements. Revenue resulting from the achievement of milestone events stipulated in the applicable agreements is recognized when the milestone is achieved, provided that such milestone is substantive in nature. Revenue from grants is recognized as we provide the services stipulated in the underlying grants based on the time and materials incurred.

The $10.0 million upfront payment received in January 2007 under the AstraZeneca agreement and the additional $5.0 million received pursuant to the September 2009 amendment has been recognized as revenue over the period ended January 2010, the completion of the research collaboration portion of the licensing and research collaboration agreement.

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

Results of Operations

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010:

Revenue – For the fiscal year ended June 30, 2011 (fiscal 2011), we recognized $1.5 million in revenue, which includes $1.0 million of federal grants under the Patient Protection and Affordable Care Act of 2010, compared to $14.2 million for the fiscal year ended June 30, 2010 (fiscal 2010).

Revenue from AstraZeneca for fiscal 2011 consisted of $0.5 million of reimbursement of development costs and per-employee compensation, earned at the contractual rate. Revenue from AstraZeneca for fiscal 2010 consisted of $3.2 million related to our research services performed, and $11.0 million related to AstraZeneca’s up-front license fee. In connection with the completion of the research collaboration portion of the licensing and research collaboration agreement, we recognized as revenue in fiscal 2010 all remaining deferred up-front license fees received from AstraZeneca. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses decreased to $10.4 million for fiscal 2011 compared to $12.3 million for fiscal 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity, NeutroSpec and other preclinical programs were $3.9 million and $4.1 million in fiscal years 2011 and 2010, respectively. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD and secondarily to the identification and optimization of lead compounds and to study the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The historical amounts of project spending above exclude general research and development spending, which decreased to $6.5 million for fiscal 2011 compared to $8.2 million for fiscal 2010. This decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

Cumulative spending from inception to June 30, 2011 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which includes PL-3994, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $141.4 million, $55.6 million and $58.9 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses decreased to $4.8 million for fiscal 2011 compared to $4.9 million for fiscal 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction, offset by the granting of cash and equity bonuses to employees approved by our compensation committee in June 2011.

Income Tax Benefit – Income tax benefits of $0.6 million in fiscal 2011 and $1.0 million in fiscal 2010 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

Failure to enter into collaboration agreements and obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

During fiscal 2011, we used $11.0 million of cash for our operating activities, compared to $5.7 million used in fiscal 2010 and $5.4 million used in fiscal 2009. Higher net cash outflows from operations in fiscal 2011 resulted primarily from lower revenues. Net cash outflows from operations in fiscal 2010 were favorably impacted by the decrease in research and development expenses and the receipt of $5.0 million in additional payments from AstraZeneca. Net cash outflows from operations in fiscal 2009 were favorably impacted by the receipt of $6.6 in additional payments from AstraZeneca. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During fiscal 2011, cash provided by investing activities was $3.4 million from the sale of available-for-sale investments. During fiscal 2010 and 2009, cash provided by investing activities consisted mainly of the sale of supplies and equipment amounting to $45,000 and $0.7 million, respectively.

During fiscal 2011, cash provided by financing activities was approximately $21.0 million, primarily from net proceeds pursuant to the completion of our firm commitment public offering that closed on March 1, 2011 offset by payments on capital lease obligations of $23,000 and payment of withholding taxes related to restricted stock units of $26,000. The offering consisted of the sale of 23,000,000 units at a price to the public of $1.00 per unit. The units consisted of 23,000,000 shares of our common stock, Series A warrants to purchase 2,000,000 shares of our common stock, and Series B warrants to purchase 21,000,000 shares of our common stock. During fiscal 2010, net cash provided by financing activities was $6.7 million, primarily reflecting the aggregate net proceeds of approximately $7.0 million from the sales in August 2009, February 2010 and June 2010 of 948,485 units, 962,963 units and 1,000,000 units, respectively, in registered direct offerings. Each unit from the August 2009 offering consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock. Each unit from the February 2010 offering consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of our common stock and a Series B warrant exercisable for 0.33 shares of common stock. During fiscal

2009, net cash used in financing activities was $0.3 million, consisting entirely of payments on capital lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2011, our cash and cash equivalents were $18.9 million and our current liabilities were $2.8 million.

We believe that our cash and cash equivalents as of June 30, 2011, are adequate to fund our planned operations, including completion of our ongoing Phase 2B clinical trial with bremelanotide for FSD, through at least calendar year 2012. We have made the strategic decision to focus resources and efforts on our Phase 2B clinical trial with bremelanotide for FSD, while conducting limited development work on PL-3994, including development of an inhaled formulation of PL-3994.  We have ceased research and development efforts on new product candidates. However, we do not intend to expend substantial amounts on PL-3994, new peptide drug candidates for sexual dysfunction or other programs unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

These funds are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including Phase 3 clinical trials with bremelanotide or preclinical studies and clinical trials with PL-3994, or both, may not be available on acceptable terms or at all. If additional funding is not available, we will be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

We anticipate incurring additional losses over at least the next few years. To achieve profitability, if ever, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2011:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Facility operating leases	$ 2,297,435	$ 1,541,549	$ 530,711	$ 225,175	-
Capital lease obligations	84,934	39,581	45,353	-	-
License agreements	210,000	15,000	30,000	30,000	135,000
Total contractual obligations	$ 2,592,369	$ 1,596,130	$ 606,064	$ 255,175	$ 135,000
Our license agreement related to NeutroSpec require royalty payments on commercial net sales and payments of up to $2.25 million contingent on the achievement of specified cumulative net margins on sales by Mallinckrodt. No contingent amounts will be payable related to NeutroSpec unless we recommence sales and marketing of NeutroSpec. We do not expect to make any such contingent payments during the next twelve months.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 21, 2011

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets

	June 30, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 18,869,639	$ 5,405,430
Available-for-sale investments	-	3,462,189
Accounts receivable	131,149	2,879
Prepaid expenses and other current assets	261,947	393,313
Total current assets	19,262,735	9,263,811

Property and equipment, net	1,305,331	2,388,365
Restricted cash	350,000	475,000
Other assets	254,787	261,701
Total assets	$ 21,172,853	$ 12,388,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$ 34,923	$ 19,670
Accounts payable	496,908	155,795
Accrued expenses	1,854,007	2,219,466
Accrued compensation	374,094	-
Unearned revenue	46,105	-
Total current liabilities	2,806,037	2,394,931

Capital lease obligations	42,186	14,284
Deferred rent	132,855	661,389
Total liabilities	2,981,078	3,070,604

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of June 30, 2011 and 2010, respectively	50	50
Common stock of $0.01 par value – authorized 100,000,000 shares; issued and outstanding 34,900,591 and 11,702,818 shares as of June 30, 2011 and 2010, respectively	349,006	117,028
Additional paid-in capital	239,832,826	218,236,723
Accumulated other comprehensive income	-	138,650
Accumulated deficit	(221,990,107)	(209,174,178)
Total stockholders’ equity	18,191,775	9,318,273
Total liabilities and stockholders’ equity	$ 21,172,853	$ 12,388,877

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010	2009

REVENUES
License and contract	$ 497,540	$ 14,180,727	$ 11,351,774
Grant	977,917	-	-
Total revenues	1,475,457	14,180,727	11,351,774

OPERATING EXPENSES:
Research and development	10,377,019	12,293,910	13,356,751
General and administrative	4,751,824	4,901,203	5,296,859
Total operating expenses	15,128,843	17,195,113	18,653,610

Loss from operations	(13,653,386)	(3,014,386)	(7,301,836)

OTHER INCOME (EXPENSE):
Investment income	99,258	141,635	233,319
Interest expense	(10,606)	(13,165)	(26,159)
Increase in fair value of warrants	(2,266)	-	-
Gain on sale of securities	119,346	-	-
Gain (loss) on disposition of supplies and equipment	(5,666)	95,000	550,968
Total other income, net	200,066	223,470	758,128

Loss before income taxes	(13,453,320)	(2,790,916)	(6,543,708)
Income tax benefit	637,391	998,408	1,741,476

NET LOSS	$ (12,815,929)	$ (1,792,508)	$ (4,802,232)

Basic and diluted net loss per common share	$ (0.64)	$ (0.18)	$ (0.56)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	20,084,022	9,861,215	8,637,030

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2008	4,997	$ 50	8,552,408	$ 85,524	$ 209,016,911	$ 29,117	$ (202,579,438)	$ 6,552,164
Stock-based compensation	-	-	113,882	1,139	1,475,434	-	-	1,476,573
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	86,994	-	86,994
Net loss	-	-	-	-	-	-	(4,802,232)	(4,802,232)
Total comprehensive loss								(4,715,238)
Balance, June 30, 2009	4,997	50	8,666,290	86,663	210,492,345	116,111	(207,381,670)	3,313,499
Sale of common stock units, net of costs	-	-	2,911,448	29,114	6,931,491	-	-	6,960,605
Exercise of options	-	-	6,725	67	11,371	-	-	11,438
Stock-based compensation	-	-	172,500	1,725	966,836	-	-	968,561
Payment of withholding taxes related to restricted
stock units	-	-	(54,145)	(541)	(165,320)			(165,861)
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	22,539	-	22,539
Net loss	-	-	-	-	-	-	(1,792,508)	(1,792,508)
Total comprehensive loss								(1,769,969)
Balance, June 30, 2010	4,997	50	11,702,818	117,028	218,236,723	138,650	(209,174,178)	9,318,273
Stock split adjustment for fractional shares	-	-	(46)	-	-	-	-	-
Sale of common stock units, net of costs	-	-	23,000,000	230,000	15,688,150	-	-	15,918,150
Reclassification of warrants from liability to equity	-	-	-	-	5,115,130	-	-	5,115,130
Exercise of warrants	-	-	32,200	322	64,078	-	-	64,400
Stock-based compensation	-	-	183,500	1,835	754,762	-	-	756,597
Payment of withholding taxes related to restricted
stock units	-	-	(17,881)	(179)	(26,017)	-	-	(26,196)
Realized gain on sale of securities	-	-	-	-	-	(119,346)	-	(119,346)
Comprehensive loss:
Unrealized loss on investments	-	-	-	-	-	(19,304)	-	(19,304)
Net loss	-	-	-	-	-	-	(12,815,929)	(12,815,929)
Total comprehensive loss								(12,835,233)
Balance, June 30, 2011	4,997	$ 50	34,900,591	$ 349,006	$ 239,832,826	$ -	$ (221,990,107)	$ 18,191,775

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (12,815,929)	$ (1,792,508)	$ (4,802,232)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,138,183	1,269,413	1,364,644
Loss (gain) on sale/disposition of supplies and equipment	5,666	(95,000)	(550,968)
Gain on sale of available-for-sale investments	(119,346)	-	-
Stock-based compensation	756,597	968,561	1,476,573
Amortization of deferred revenue	-	(11,905,553)	(683,336)
Increase in fair value of warrants	2,266	-	-
Changes in operating assets and liabilities:
Accounts receivable	(128,270)	505,649	(502,781)
Prepaid expenses, restricted cash and other assets	263,280	92,174	(5,513)
Accounts payable	341,113	(50,568)	(428,820)
Accrued expenses, compensation and deferred rent	(519,899)	278,088	(1,311,164)
Deferred revenues	-	5,000,000	-
Unearned revenue	46,105	-	-
Net cash used in operating activities	(11,030,234)	(5,729,744)	(5,443,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of available-for-sale investments	3,442,885	-	-
Proceeds from sale of supplies and equipment	5,300	45,000	700,000
Purchases of property and equipment	-	(6,995)	(36,383)
Net cash provided by investing activities	3,448,185	38,005	663,617

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(22,960)	(87,675)	(263,128)
Payment of withholding taxes related to restricted stock units	(26,196)	(165,861)	-
Proceeds from sale of common stock units and exercise of
Common stock options and warrants	21,095,414	6,972,043	-
Net cash provided by (used in) financing activities	21,046,258	6,718,507	(263,128)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	13,464,209	1,026,768	(5,043,108)

CASH AND CASH EQUIVALENTS, beginning
of year	5,405,430	4,378,662	9,421,770

CASH AND CASH EQUIVALENTS, end of year	$ 18,869,639	$ 5,405,430	$ 4,378,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 10,606	$ 13,165	$ 36,959
Equipment acquired under financing arrangements	66,115	-	-
Unrealized gain (loss) on available-for-sale investments	(19,304)	22,539	86,994

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(1)           ORGANIZATION:

Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company dedicated to developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, cachexia (wasting syndrome) and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of acute asthma, heart failure, hypertension and other cardiovascular diseases.

The Company’s primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). The Company is also developing an inhalation formulation of PL-3994, an agonist peptide mimetic which binds to natriuretic peptide receptor A, for treatment of acute exacerbations of asthma. The Company also has drug candidates or development programs for sexual dysfunction, including erectile dysfunction, pulmonary diseases, heart failure, obesity and inflammatory diseases. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that the Company is developing; and partially funding its product candidate development programs with the cash flow generated from the Company’s license agreements with AstraZeneca and any other companies.

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2011 and incurred a net loss for fiscal 2011. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

On September 24, 2010, the Company announced its strategic decision to focus resources and efforts on clinical trials for bremelanotide and PL-3994 and preclinical development of an inhaled formulation of PL-3994 and a new peptide drug candidate for sexual dysfunction. As part of this decision, the Company suspended further research and development efforts on new product candidates and implemented a reduction in staffing levels. As of September 20, 2011, the Company employed 19 full-time employees.

On March 1, 2011, the Company announced the completion of its $23.0 million public offering. The offering consisted of the sale of 23,000,000 units consisting of common stock and warrants at a price to the public of $1.00 per unit. A total of 23,000,000 shares of the Company’s common stock, Series A Warrants to purchase 2,000,000 shares of the Company’s common stock, and Series B Warrants to purchase 21,000,000 shares of the Company’s common stock were sold in the offering. The net proceeds to the Company from the sale of these units, after deducting underwriting discounts and other offering expenses, were $21.0 million.

As of June 30, 2011, the Company’s cash and cash equivalents were $18.9 million. Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, focusing on clinical trials of bremelanotide for FSD, through at least calendar year 2012. Phase 3 clinical trials of bremelanotide for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital.

The Company intends to utilize existing capital resources to fund its planned operations, including its Phase 2B clinical trial with bremelanotide for FSD, and to seek additional capital, through collaborative arrangements or other sources, for development of its other product candidates. However, sufficient additional funding to support other product candidates, including PL-3994 for acute asthma or other indications, may not be available on acceptable terms, or at all. The Company will not expend significant amounts for other product candidates unless additional sources of capital, including collaboration agreements, are identified for these programs.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For each of the years in the three-year period ended June 30, 2011, 100% of license and contract revenues were from AstraZeneca.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $18,383,284 and $4,111,051 in a money market fund at June 30, 2011 and 2010, respectively. Restricted cash secures letters of credit for security deposits on leases. Effective January 31, 2011, one of the Company’s facility leases was terminated and $125,000 became unrestricted.

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro-rata vesting are allocated to periods on a straight-line basis.

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

During the years ended June 30, 2011, 2010 and 2009, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $637,391, $998,408 and $1,741,476, respectively, in tax benefits.

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

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The adoption of the provisions of ASC Topic 260 relating to the two-class method of computing EPS did not impact the basic and diluted EPS for the years ended June 30, 2011, 2010 or 2009, as the Company incurred a net loss in each period.

As of June 30, 2011, 2010 and 2009, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 27,130,580, 2,569,695 and 1,407,660, respectively.

Recently Issued Accounting Pronouncements – In September 2009, the FASB issued Accounting Standards Update (ASU) 2009-13, Revenue Recognition (Topic 605), “Multiple-Deliverable Revenue Arrangements (ASU 2009-13)”, which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable when such deliverables are not sold separately either by the company or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 was effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 on July 1, 2010 had no impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, “Revenue Recognition – Milestone Method (ASU 2010-17).” ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. Under ASU 2010-17, entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. This ASU was effective for fiscal years beginning on or after June 15, 2010. The adoption of ASU 2010-17 on July 1, 2010 had no impact on the Company’s consolidated financial statements.

(3)           AGREEMENT WITH ASTRAZENECA

In January 2007, the Company entered into an exclusive global research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June 2008, the license agreement was amended to include additional compounds and associated intellectual property developed by the Company. In December 2008, the license agreement was further amended to include additional compounds and associated intellectual property developed by the Company and extended the research collaboration for an additional year through January 2010. In September 2009, the license agreement was further amended to modify royalty rates and milestone payments. The collaboration is based on the Company’s melanocortin receptor obesity program and includes access to compound libraries, core technologies and expertise in melanocortin receptor drug discovery and development. As part of the September 2009 amendment to the research collaboration and license agreement, the Company agreed to conduct additional studies on the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters.

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $497,540, $1,082,762, and $7,632,136, respectively, as revenue in the years ended June 30, 2011, 2010 and 2009 under these clinical trial sponsored research agreements.

The Company received an up-front payment of $10,000,000 from AstraZeneca on execution of the research collaboration and license agreement. Under the September 2009 amendment the Company was paid an additional $5,000,000 in consideration of reduction of future milestones and royalties and providing specific materials to AstraZeneca. The Company is now eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company is eligible to receive mid to high single digit royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company provided research services to AstraZeneca through January 2010, the expiration of the research collaboration portion of the research collaboration and license agreement, at a contractual rate per full-time-equivalent employee.

The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the years ended June 30, 2010 and 2009, the Company recognized as revenue $10,972,219 and $1,666,667, respectively, related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the years ended June 30, 2010 and 2009 were $2,125,746 and $2,052,968, respectively. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(4)           INVESTMENTS AND FAIR VALUE MEASUREMENTS

The following is a summary of available-for-sale investments:

June 30,
2010
Cost	$ 3,323,539
Gross unrealized gains	173,658
Gross unrealized losses	(35,008)
Total available-for-sale investments	$ 3,462,189

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
June 30, 2011:
Assets:
Money Market Fund	$ 18,383,284	$ 18,383,284	$ -	$ -
June 30, 2010:
Assets:
Money Market Fund	$ 4,111,051	$ 4,111,051	$ -	$ -
Mutual Funds	$ 3,462,189	$ 3,462,189	$ -	$ -

The reconciliation of the warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

June 30, 2010	$ -
Fair value on issuance	5,112,864
Change in fair value	2,266
Reclassification to equity	(5,115,130)
June 30, 2011	$ -

(5)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2011	2010
Office equipment	$ 1,725,732	$ 1,662,830
Laboratory equipment	3,982,991	4,137,242
Leasehold improvements	7,088,462	7,088,462
	12,797,185	12,888,534
Less: Accumulated depreciation and amortization	(11,491,854)	(10,500,169)
	$ 1,305,331	$ 2,388,365

The cost of assets acquired under capital leases was $1,008,088 and $941,974 as of June 30, 2011 and 2010, respectively. Accumulated amortization associated with assets acquired under capital leases was $868,285 and $728,868 as of June 30, 2011 and 2010, respectively.

(6)           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2011	2010
Clinical study costs	$ 834,521	$ 798,744
Other research related expenses	124,819	315,439
Deferred rent, current portion	391,817	421,443
Professional services	175,500	165,500
Insurance premiums payable	131,631	153,010
Other	195,719	365,330
	$ 1,854,007	$ 2,219,466

(7)           COMMITMENTS AND CONTINGENCIES

Operating Leases – Effective January 31, 2011, the Company terminated the lease on 12,000 square feet of laboratory space in another building in the same center as the Company’s corporate offices and research and development facilities, which lease would have otherwise terminated in February 2012. Under the lease termination agreement the Company paid a $60,000 termination fee, which was charged to expense. The Company currently leases facilities under two non-cancelable operating leases. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2012	$ 1,541,549
2013	294,376
2014	236,335
2015	225,175
$ 2,297,435

For the years ended June 30, 2011, 2010 and 2009, rent expense was $1,242,708, $1,520,807 and $1,613,534, respectively.

Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2011 are as follows:

Year Ending June 30,
2012	$ 39,581
2013	24,738
2014	20,615
84,934
Amount representing interest	(7,825)
Net	$ 77,109

Employment Agreements – The Company has employment agreements with two executive officers which provide a stated annual compensation amount, subject to annual increases, and annual bonus compensation in an amount to be approved by the Company’s Board of Directors. Each agreement allows the Company or the employee to terminate the agreement in certain circumstances. In some circumstances, early termination by the Company may result in severance pay to the employee for a period of 18 to 24 months at the salary then in effect, continuation of health insurance premiums over the severance period and immediate vesting of all stock options and restricted stock units. Termination following a change in control will result in a lump sum payment of one and one-half to two times the salary then in effect and immediate vesting of all stock options and restricted stock units.

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2011, 2010 and 2009, Company contributions were $153,780, $221,599 and $254,127, respectively.

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

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

(8)           GRANT REVENUE

In October 2010, the Company was awarded $977,917 in grants under the Patient Protection and Affordable Care Act of 2010. The grants relate to four of the Company’s projects: melanocortin agonists for sexual dysfunction; melanocortin agonists for obesity and related metabolic syndrome; natriuretic peptide mimetic PL-3994 for acute asthma; and subcutaneously-delivered natriuretic peptide mimetic PL-3994 for cardiovascular disease. During the year ended June 30, 2011, the Company received $846,768. The remainder of the grant of $131,149 was received in August 2011.

(9)           STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2011, 4,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2011, the Series A Conversion Price was $18.60, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 5 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $499,700 in the aggregate as of June 30, 2011. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Common Stock Transactions – On March 1, 2011, the Company closed on a firm commitment public offering in which the Company sold 23,000,000 shares of its common stock, Series A Warrants to purchase up to 2,000,000 shares of its common stock, and Series B Warrants to purchase up to 21,000,000 shares of its common stock. The Series A Warrants are exercisable starting March 1, 2011 at an exercise price of $1.00 per share and are exercisable at any time until March 1, 2016. The Series B Warrants become exercisable starting on March 2, 2012 at an exercise price of $1.00 per share and are exercisable at any time until March 2, 2017.

Gross proceeds from this offering were $23,000,000, and net proceeds to the Company, after deducting underwriting discounts and other offering expenses, were $21,031,014. In connection with the offering, the Company also issued warrants to the underwriters as part of their compensation to purchase up to 575,000 shares of the Company’s common stock which become exercisable starting on March 2, 2012 at an exercise price of $1.00 per share and are exercisable at any time until February 23, 2016.

Because there was not an adequate level of authorized shares to cover all the outstanding warrants in the firm commitment public offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock were required to be classified as a liability and carried at their current fair value on the Company’s balance sheet. The fair value was estimated using the Black-Scholes option-pricing model. The warrants were revalued through May 11, 2011, the date the warrants ceased to be classified as a liability upon stockholder approval of the increase in authorized common stock, at which time the then fair value of the warrant liability was reclassified into stockholders’ equity. The increase in fair value of $2,266 from the date of issuance through May 11, 2011 has been recorded as a non-operating expense. The aggregate fair value and assumptions used for Black-Scholes option-pricing models as of March 1, 2011 (the closing date of the firm commitment public offering) and May 11, 2011 were as follows:

	March 1, 2011	May 11, 2011
Aggregate fair value	$ 5,112,864	$ 5,115,130
Exercise price	$ 1.00	$ 1.00
Expected volatility	105%	106%
Remaining contractual term (years)	6	5.83
Risk-free interest rate	2.47%	2.22%
Expected dividend yield	0%	0%
Common stock price (per share)	$ 0.86	$ 0.88

Outstanding Stock Purchase Warrants – As of June 30, 2011, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
50,000	$ 2.50	November 26, 2012
48,148	3.40	November 26, 2012
47,424	4.13	November 26, 2012
1,500	28.20	December 11, 2012
317,776	3.00	August 30, 2013
331,969	3.30	August 12, 2014
575,000	1.00	February 23, 2016
2,000,000	1.00	March 1, 2016
21,000,000	1.00	March 2, 2017
24,371,817

In August 2010, the Company received $64,400 and issued 32,200 shares of common stock pursuant to the exercise of warrants at an exercise price of $2.00 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 3,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2011, 1,894,451 shares were available for grant under the 2011 Stock Incentive Plan.

The Company also has outstanding options that were granted under a previous plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity for the years ended June 30, 2011, 2010 and 2009:

	2011		2010		2009
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	957,374	$ 13.20	882,862	$ 16.60	654,345	$ 24.00
Granted	1,576,275	0.93	174,276	2.60	287,455	1.70
Forfeited	(234,951)	10.02	(34,303)	16.00	(27,097)	19.70
Exercised	-	-	(6,725)	1.70	-	-
Expired	(66,800)	41.14	(58,736)	34.10	(31,841)	31.90
Outstanding at end of year	2,231,898	4.05	957,374	13.20	882,862	16.60
Exercisable at end of year	809,918	9.28	631,313	18.00	546,380	23.10
Weighted average grant-date fair value of options granted during the year		$ 0.77		$ 2.20		$ 1.40

The intrinsic value of options exercised in the year ended June 30, 2010 was $7,998.

The following table summarizes options outstanding as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end of year	2,231,898	$ 4.05	8.6	$ 567,133
Options vested and exercisable at end of year	809,918	$ 9.28	6.6	$ 95,162
Unvested options expected to vest	1,308,638	$ 1.09	9.8	$ 427,000

The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2011, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 100%, 0%, 8.7 years and 2.9%, respectively. For grants during the year ended June 30, 2010, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 96%, 0%, 8.1 years and 3.2%, respectively. For grants during the year ended June 30, 2009, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 85%, 0%, 8.8 years and 3.8%, respectively. Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2011, 2010 and 2009 the Company recorded stock-based compensation related to stock options of $437,480, $633,532 and $700,618, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2011, there was $1,060,294 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2011, 2010 and 2009:

	2011	2010	2009
Outstanding at beginning of year	-	172,500	211,382
Granted	705,000	-	75,000
Forfeited	(21,500)	-	-
Vested	(183,500)	(172,500)	(113,882)
Outstanding at end of year	500,000	-	172,500

 In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $7,167 of stock-based compensation expense related to these restricted stock units during the year ended June 30, 2011.

In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan of which 183,500 shares of common stock vested during fiscal 2011 with the balance forfeited. The Company recognized $311,950 of stock-based compensation expense related to these restricted stock units during the year ended June 30, 2011.

In October 2006, the Company made grants of restricted stock units to three executive officers for an aggregate of 97,500 shares of common stock. Under the original vesting conditions, 32,500 shares vested if the quoted market price of Palatin’s common stock was $40.00 or more for 20 consecutive trading days, an additional 32,500 shares vested if the quoted market price of Palatin’s common stock was $60.00 or more for 20 consecutive trading days and the remaining 32,500 shares vested if the quoted market price of Palatin’s common stock was $80.00 or more for 20 consecutive trading days. The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility was based on the Company’s historical volatility and the risk-free rate was based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate fair value of the units at the date of grant was $1,846,000, which was recognized over a weighted-average period ended December 31, 2009. For the years ended June 30, 2010 and 2009, the Company recognized $201,500 and 470,031, respectively, of stock-based compensation expense related to these restricted stock units.

 In March 2008, the Company’s Compensation Committee revised the vesting conditions of the above restricted stock units granted to the three executive officers. Under the revised conditions, the restricted stock units granted to each of the executive officers became fully vested in March 2010. The restricted stock unit agreements require that each executive officer retain ownership of at least 33% of the stock received for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. In addition to the original grant-date fair value of these awards, the Company recognized an incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 2010. For the years ended June 30, 2010 and 2009, the Company recognized an additional $102,375 and $136,500, respectively, of stock-based compensation expense related to these restricted stock units.

In December 2008, the Company granted restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 75,000 shares of common stock. The restricted stock units vested on December 31, 2009. The Company amortized the fair value of these restricted stock units, totaling $67,500, on a straight-line basis through December 31, 2009. For the years ended June 30, 2010, and 2009, the Company recognized $31,154 and $36,346, respectively, as stock-based compensation expense related to these restricted stock units.

In September 2007, the Company issued 157,391 restricted stock units under the Company’s 2005 Stock Plan as retention bonuses to its employees, other than the executive officers, that were not affected by the September 2007 reduction in workforce. In September 2008, after adjusting for forfeitures and early vesting due to involuntary position elimination, 113,882 shares of common stock vested. The Company amortized the fair value of these restricted stock units of $676,748 on a straight-line basis over a one-year period. For the year ended June 30, 2009, the Company recognized $133,078 of stock-based compensation expense related to these restricted stock units.

In connection with the vesting of restricted share units during the years ended June 30, 2011 and 2010, the Company withheld 17,881 and 54,145 shares with aggregate values of $26,196 and $165,861, respectively, in satisfaction of minimum tax withholding obligations.

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

As of June 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $203,000,000 and $100,000,000, respectively, which expire between 2012 and 2031 if not utilized. As of June 30, 2011, the Company had federal research and development credits of approximately $5,900,000 that will begin to expire in 2012, if not utilized.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2011	2010
Net operating loss carryforwards	$ 76,813,000	$ 72,603,000
Research and development tax credits	5,853,000	5,390,000
Accrued expenses, deferred revenue and other	2,583,000	2,911,000
	85,249,000	80,904,000
Valuation allowance	(85,249,000)	(80,904,000)
Net deferred tax assets	$ -	$ -

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2011 and 2010. The valuation allowance for the year ended June 30, 2010 increased by $4,345,000 due primarily to the net loss for the fiscal year.

During the years ended June 30, 2011, 2010 and 2009, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $637,391, $998,408 and $1,741,476, respectively, in tax benefits.

(11)           CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2011 and 2010:

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(amounts in thousands, except per share data)
Revenues	$ 156	$ 61	$ 1,042	$ 216
Operating expenses	4,742	2,678	2,874	4,834
Other income/(expense), net	1,277	(1,189)	94	18
Loss before income taxes	(3,309)	(3,806)	(1,738)	(4,600)
Income tax benefit	-	-	637	-
Net loss	$ (3,309)	$ (3,806)	$ (1,101)	$ (4,600)
Basic and diluted net loss per common share	$ (0.09)	$ (0.17)	$ (0.09)	$ (0.39)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	22,832,109	11,839,309	11,730,308

	Three Months Ended
	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
	(amounts in thousands, except per share data)
Revenues	$ 675	$ 2,560	$ 7,283	$ 3,663
Operating expenses	4,929	4,594	3,848	3,824
Other income, net	17	14	68	124
Loss before income taxes	(4,237)	(2,020)	3,503	(37)
Income tax benefit	-	-	998	-
Net income (loss)	$ (4,237)	$ (2,020)	$ 4,501	$ (37)
Basic net income/(loss) per common share	$ (0.40)	$ (0.20)	$ 0.41	$ (0.00)
Weighted average number of common shares outstanding used in computing basic net income/(loss) per common share	10,722,061	9,987,323	9,616,954	9,130,622

Diluted net income/(loss) per common share	$ (0.40)	$ (0.20)	$ 0.41	$ (0.00)
Weighted average number of common shares outstanding used in computing diluted net income/(loss) per common share	10,722,061	9,987,323	9,664,507	9,130,622

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2011, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on May 11, 2011, except Dr. Dunton, who was appointed by the board on June 22, 2011.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	49	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D. (3)	57	Director, chairman of the board of directors
Perry B. Molinoff, M.D. (1) (3)	71	Director
Robert K. deVeer, Jr. (1) (2)	65	Director
Zola P. Horovitz, Ph.D. (2) (3)	76	Director
Robert I. Taber, Ph.D. (1) (2)	75	Director
J. Stanley Hull (3)	59	Director
Alan W. Dunton, M.D. (1) (2)	57	Director
(1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating and Corporate Governance Committee.
CARL SPANA, Ph.D., co-founder of Palatin, has been our chief executive officer and president since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly-owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly-held pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana is a director of AVAX Technologies, Inc., a life science company. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for almost fifteen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. He is a member of the board of AVAX Technologies, Inc. and MediciNova, Inc., life science companies, and was a member of the board of Avigen, Inc. until its acquisition by MediciNova in 2009. Currently, he is the chairman and chief executive officer of AVAX Technologies, Inc. and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast is a co-founder of Palatin, and brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His service on other publicly traded company boards provides experience relevant to good corporate governance practices.

PERRY B. MOLINOFF, M.D. has been a director since November 2001. He served as our executive vice president for research and development from September 2001 until November 3, 2003, when he resigned to accept a position as Vice Provost for Research at the University of Pennsylvania, which he held from November 2003 through September 2006. He was a director of Cypress Bioscience, Inc., a publicly-held life science company, from 2004 through its acquisition by Ramius LLC and related entities in 2010. Dr. Molinoff has more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994, he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Myers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute’s research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

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

ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is also currently a director of BioCryst Pharmaceuticals, Inc. and GenVec, Inc., publicly-held life science companies. Within the past five years, Dr. Horovitz also served on the board of directors of Genaera Corp., Immunicon Corp., NitroMed, Inc., Avigen, Inc. and DOV Pharmaceutical, Inc. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

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

Dr. Taber has extensive experience in pharmaceutical research and development both in large pharmaceutical companies and in smaller biotechnology and biopharmaceutical companies.

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

ALAN W. DUNTON, M.D. has been a director since June 2011. Since April 2006, he has been president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is a member of the board of directors of the publicly-traded companies Oragenics, Inc. and Targacept, Inc. and, within the past five years, he served on the board of directors of the publicly-traded companies Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Previously, Dr. Dunton served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive or officer for large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

The Board and Its Committees

Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2011, the board met four times, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on May 11, 2011.

Audit Committee. The Audit Committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The Audit Committee is currently composed of four non-employee directors, Mr. deVeer (chair) and Drs. Taber, Molinoff and Dunton, all of whom are independent. The board has determined that the members of the Audit Committee are independent, as defined in the listing standards of the NYSE Amex, and satisfy the requirements of the NYSE Amex as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the Audit Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com.

Compensation Committee. The Compensation Committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors and some employees, and administers our 2011 Stock Incentive Plan and the options still outstanding which were granted under previous stock option plans. The Compensation Committee is composed of Mr. deVeer and Drs. Horovitz, Taber (chair) and Dunton. The board has determined that the members of the Compensation Committee are independent, as defined in the listing standards of the NYSE Amex.

The Compensation Committee does not have a written charter. The committee administers our 2011 Stock Incentive Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board or officer, or any person subject to Section 16 of the Securities Exchange Act of 1934. Our chief financial officer supports the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set

forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. Hull and Drs. Horovitz (chair) and Molinoff, each of whom meets the independence requirements currently established by the NYSE Amex, and Dr. Prendergast.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board determines from time to time.

Stockholder Communication with Directors

Generally, stockholders who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder who wishes to address questions regarding our business directly to the board of directors, or any individual director, can direct questions to the board members or a director by regular mail to the Secretary at the address above or by e-mail at to boardofdirectors@palatin.com. Stockholders may submit their concerns anonymously or confidentially by postal mail.

Communications are distributed to the board, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication, unless the Secretary determines that the communication is unrelated to the duties and responsibilities of the board, such as product inquiries, resumes, advertisements or other promotional material. Communications that are unduly hostile, threatening, illegal or similarly unsuitable will also not be distributed to the board or any director. All communications excluded from distribution will be retained and made available to any non-management director upon request.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	49	Chief executive officer, president and director
Stephen T. Wills, MST, CPA	54	Chief financial officer, chief operating officer, executive vice president, secretary and treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, MST, CPA, has been vice president, secretary, treasurer and chief financial officer since 1997 and was executive vice president of operations from 2005 until June 2011, when he was appointed chief operating officer and executive vice president. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly-held company which provides wound and skin care products, and currently serves as lead director of Derma. Mr. Wills is also a director of U.S. Helicopter Corp., a publicly-held company. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than

10% of our common stock were made on a timely basis in fiscal 2011, except that filings for the initial vesting period for a two-period vesting of restricted stock units to our executive officers were inadvertently not timely, though filings relating to the initial grant and final vesting of the restricted stock unit grants were timely.
Item 11.  Executive Compensation.

Fiscal 2011 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer and our one other executive officer (our named executive officers) for our fiscal years ended June 30, 2011 and 2010. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensa-tion (2) ($)	All other compen- sation (3) ($)	Total ($)
Carl Spana, Ph.D., chief executive officer and president	2011	400,000	257,500	228,326	120,000	12,500	1,018,326
	2010	390,000	0	62,305	0	12,250	464,555
Stephen T. Wills, MST, CPA, chief financial officer, chief operating officer and executive vice president	2011	330,000	227,600	190,271	100,000	12,475	860,246
	2010	321,000	0	49,844	0	12,250	383,094

Trevor Hallam, Ph.D., former executive vice president of research and development (4)	2011	165,000	34,000	0	0	169,225	368,225
	2010	321,000	0	49,844	0	12,250	383,094

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed in accordance with FASB ASC Topic 718. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(2)	Bonus amounts for fiscal 2011 were set by the board on June 22, 2011, but were not paid until July 15, 2011. There were no bonuses awarded to any of our executive officers for fiscal 2010.

(3)	Consists of matching contributions to 401(k) plan accounts and, for fiscal 2011 for Dr. Hallam, includes severance payments of $165,000.

(4)	Dr. Hallam resigned effective December 31, 2010. All of his stock and option awards terminated prior to June 30, 2011.

Employment Agreements

Effective July 1, 2010, we entered into employment agreements with Dr. Spana, Mr. Wills and Dr. Hallam. The agreements with Dr. Spana and Mr. Wills continue through June 30, 2013 unless terminated earlier. The agreement with Dr. Hallam terminated with his resignation on December 31, 2010. Under these agreements, which replaced substantially similar agreements that expired on June 30, 2010, Dr. Spana is serving as chief executive officer and president at a base salary of $390,000 per year; Mr. Wills is serving as chief financial officer, chief operating officer and executive vice president at a base salary of $321,000 per year; and Dr. Hallam was serving as executive vice president of research and development at a base salary of $321,000 per year. The current salary as set by the board for Dr. Spana is $420,000 per year and for Mr. Wills is $375,000 per year. Each agreement also provides for:

•	annual discretionary bonus compensation, in an amount to be decided by the Compensation Committee and approved by the board, based on achievement of yearly objectives; and

•	participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows us or the executive to terminate the agreement upon written notice, and contains other provisions for termination by us for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years (Dr. Spana) or 18 months (Mr. Wills). In addition, the agreements provide that options and restricted stock units granted to these officers accelerate upon termination of employment except for voluntary resignation by the officer or termination for cause. In the event of retirement, termination by the officer for good reason, or termination by us other than for “cause”, options may be exercised until the earlier of twenty-four months following termination or expiration of the option term. Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

The Compensation Committee determined not to award any bonuses to our named executive officers for fiscal 2010, based on results of operations, including our financial condition and our common stock price, but awarded bonuses for fiscal 2011, which were paid on July 15, 2011, based on results of operations, including clinical trial operations and our financial condition.

Stock Option and Restricted Stock Unit Grants

In each of fiscal 2010 and 2011, the Compensation Committee determined that additional equity grants were necessary in order to motivate and retain our executive officers. Effective July 1, 2009, Dr. Spana, Mr. Wills and Dr. Hallam were granted options to purchase 25,000, 20,000 and 20,000 shares of common stock, respectively, vesting over four years, with an exercise price equal to the closing price of our common stock on the date of grant.

On July 21, 2010, we granted 25,000, 20,000 and 20,000 restricted stock units to Dr. Spana, Mr. Wills and Dr. Hallam, respectively, which vested as to 50% on September 15, 2010 and the remaining 50% on March 15, 2011 for Dr. Spana and Mr. Wills. Dr. Hallam’s 10,000 unvested restricted stock units terminated with his resignation on December 31, 2010.

On June 22, 2011, we granted 250,000 and 225,000 restricted stock units to Dr. Spana and Mr. Wills, respectively, which will vest as to 50% on June 22, 2012 and the remaining 50% on June 22, 2013. We also granted 300,000 and 250,000 stock options to Dr. Spana and Mr. Wills, respectively, which will vest as to 25% on each anniversary of the grant date. These options have an exercise price of $1.00, which is in excess of the fair market value on the date of grant ($0.86), and they expire on June 22, 2021.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2011, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name (3)	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (4)
Carl Spana	10/01/01	10,000	0	31.90	10/01/11
	12/11/02	10,000	0	20.00	12/11/12
	07/16/03	10,000	0	32.40	07/16/13
	07/01/05	7,500	0	37.50	07/01/15
	07/01/05	8,300	0	17.50	07/01/15

		Option awards (1)				Stock awards (2)
Name (3)	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (4)
	07/01/05	8,300	0	17.50	07/01/15
	10/06/06	12,500	0	24.90	10/06/16
	03/26/08	21,093	7,031	2.80	03/26/18
	03/26/08	3,516	1,172	5.00	03/26/18
	03/26/08	3,516	1,172	6.60	03/26/18
	07/01/08	12,500	12,500	1.80	07/01/18
	07/01/09	6,250	18,750	2.80	07/01/19
	06/22/11	0	300,000	1.00	06/22/21
	06/22/11					250,000	320,000

Stephen T. Wills	10/01/01	7,000	0	31.90	10/01/11
	12/11/02	8,000	0	20.00	12/11/12
	07/16/03	8,000	0	32.40	07/16/13
	07/01/05	5,000	0	37.50	07/01/15
	07/01/05	7,300	0	17.50	07/01/15
	10/06/06	10,000	0	24.90	10/06/16
	03/26/08	16,875	5,625	2.80	03/26/18
	03/26/08	2,812	938	5.00	03/26/18
	03/26/08	2,812	938	6.60	03/26/18
	07/01/08	10,000	10,000	1.80	07/01/18
	07/01/09	5,000	15,000	2.80	07/01/19
	06/22/11	0	250,000	1.00	06/22/21
	06/22/11					225,000	288,000

(1)
Stock option vesting schedules: all options granted on or before October 6, 2006 have fully vested. Options granted after October 6, 2006 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date.

(2)
Stock awards consist of restricted stock units granted on June 22, 2011, which vest as to 50% on June 22, 2012 and as to the remaining 50% on June 22, 2013, provided that the named executive officer remains an employee. The restricted stock units provide for accelerated vesting on a “change in control” or termination of employment other than for “cause” or at the election of the named executive officers (as these terms are defined in employment agreements with the named executive officers). If the named executive officer is terminated for cause or voluntarily terminates employment, all unvested restricted stock units are immediately forfeited.

(3)	Dr. Hallam, who resigned effective December 31, 2010, did not have any equity-based awards outstanding at fiscal year end.

(4)	Calculated by multiplying the number of restricted stock units by $1.28, the closing market price of our common stock on June 30, 2011, the last trading day of our most recently completed fiscal year.

Termination and Change-In-Control Arrangements

The employment agreements, stock option agreements and restricted stock unit agreements with Dr. Spana and Mr. Wills contain the following provisions concerning severance compensation and the vesting of stock options and restricted stock units upon termination of employment or upon a change in control. The executive’s entitlement to severance, payment of health benefits and accelerated vesting of options is contingent on the executive executing a general release of claims against us.

Termination Without Severance Compensation. Regardless of whether there has been a change in control, if we terminate employment for cause or the executive terminates employment without good reason (as those terms are defined in the employment agreement and set forth below), then the executive receives only his accrued salary and vacation benefits through the date of termination. He may also elect to receive medical and dental benefits pursuant to COBRA for up to two years (Dr. Spana) or 18 months (Mr. Wills), but must remit the cost of coverage to us. Under the terms of our outstanding options and restricted stock units, all unvested options and restricted stock units would terminate immediately, and vested options would be exercisable for three months after termination.

Severance Compensation Without a Change in Control. If we terminate or fail to extend the employment agreement without cause, or the executive terminates employment with good reason, then the executive will receive as severance pay his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills) after the termination date. In addition, upon such event all unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term, and all unvested restricted stock units would accelerate and become fully vested.

Severance Compensation After a Change in Control. If, within one year after a change in control, we terminate employment or the executive terminates employment with good reason, then the executive will receive as severance pay 200% (Dr. Spana) or 150% (Mr. Wills) of his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years (Dr. Spana) or 18 months (Mr. Wills) after the termination date. We would also reimburse the executive for up to $25,000 in fees and expenses during the six months following termination, for locating employment. We would also reimburse the executive for any excise tax he might incur on “excess parachute payments” (as defined in Section 280G(b) of the Internal Revenue Code). All unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term. All unvested restricted stock units would vest upon a change in control, without regard to whether the executive’s employment is terminated.

Option and Restricted Stock Unit Vesting Upon a Change in Control. Options and restricted stock units granted under the 2011 Stock Incentive Plan vest upon a change in control. If any options granted under the 2005 Stock Plan are to be terminated in connection with a change in control, those options will vest in full immediately before the change in control.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2011, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	60,000	92,735	152,735
Perry B. Molinoff, M.D.	30,000	61,822	91,822
Robert K. deVeer, Jr.	34,000	61,822	95,822
Zola P. Horovitz, Ph.D.	30,000	61,822	91,822
Robert I. Taber, Ph.D.	32,000	61,822	93,822
Errol De Souza, Ph.D. (3)	15,000	6,106	21,106
J. Stanley Hull	30,000	61,822	91,822
Alan W. Dunton, M.D. (4)	0	24,976	24,976

(1)
Amounts in this column represent the aggregate grant date fair value for option awards granted in fiscal 2011 computed in accordance with FASB ASC Topic 718. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(2)	The aggregate number of shares underlying option awards outstanding at June 30, 2011 for each director was:

Dr. Prendergast     180,850

Dr. Molinoff           118,333

Mr. deVeer              117,000

Dr. Horovitz            113,500

Dr. Taber                 113,500

Dr. De Souza             29,375

Mr. Hull                   107,166

Dr. Dunton               32,500

(3)           Dr. De Souza resigned effective December 31, 2010.

(4)           Dr. Dunton joined the board on June 22, 2011

Non-Employee Directors’ Option Grants. In the past, our non-employee directors received an annual option grant on the first day of each fiscal year, or such earlier or later date as determined by the board. On June 22, 2011, the board revised practices relating to non-employee directors’ option grants so that non-employee directors receive an annual option grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On July 21, 2010, as the annual option grant for our 2011 fiscal year, the chairman of the board received an option to purchase 6,000 shares of common stock and each other serving non-employee director received an option to purchase 4,000 shares of common stock. All of these options have an exercise price of $1.70 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2010, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Following the resignation of Dr. De Souza effective December 31, 2010, the Compensation Committee amended the options previously granted to him, such that vested options are exercisable until December 31, 2012.

On June 22, 2011, as the annual option grant for our 2012 fiscal year, the chairman of the board received an option to purchase 18,750 shares of common stock and each other serving non-employee director received an option to purchase 12,500 shares of common stock, which vest in twelve monthly installments beginning on July 31, 2011.

On June 22, 2011, the board also granted additional incentive and retention options to non-employee directors.  The chairman received additional option grants for 60,000 shares which vested as to 50% on the date of grant and vest as to 50% on June 22, 2012, and for 30,000 shares which vest as to 25% on each anniversary of the grant date, starting June 22, 2012. Each other non-employee director received additional option grants for 20,000 shares, which vest as to 25% on each anniversary of the grant date, starting June 22, 2012, and, except for Dr. Dunton, for 40,000 shares, which vested as to 50% on the date of grant and vest as to 50% on June 22, 2012.

All non-employee director options granted on June 22, 2011 have an exercise price of $0.86 per share, the closing price of our common stock on the date of grant, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as chairman of the board and for our 2011 fiscal year received an annual retainer of $60,000, payable quarterly. Other non-employee directors received an annual retainer of $30,000, payable on a quarterly basis, with the Audit Committee chairperson and Compensation Committee chairperson receiving an additional $4,000 and $2,000, respectively, payable on a quarterly basis. On June 22, 2011, the board revised annual retainer rates commencing with our 2012 fiscal year; the chairman will receive an annual retainer of $75,000, with non-employee directors receiving an annual base retainer of $30,000. The chairperson of the Audit Committee will receive an additional annual retainer of $10,000, the chairperson of the Compensation Committee will receive an additional annual retainer of $7,000 and the chairperson of the Corporate Governance Committee will receive an additional annual retainer of $4,000. Members of the foregoing committees, other than the non-employee chairman or any employee director, will receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2011:

Equity Compensation Plan Information as of June 30, 2011
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,731,898 (1)	$4.05 (2)	1,894,451
Equity compensation plans not approved by security holders (3)	1,500	$28.20	0
Total	2,733,398	$4.07	1,894,451

(1)
Consists of 1,533,650 options and 500,000 restricted stock units granted under our 2011 Stock Incentive Plan, 560,595 options granted under our 2005 Stock Plan and 137,653 options granted under our 1996 Stock Option Plan. Both our 2005 Stock Plan and 1996 Stock Option Plan have terminated, but termination does not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 500,000 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, of which half vest on June 22, 2012 and the balance on June 22, 2013, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)
On May 13, 2002, we issued, without stockholder approval, warrants to purchase 1,500 shares of our common stock to Wistar Institute of Anatomy and Biology, a technology licensor. These warrants have an exercise price of $28.20 per share and expire on May 13, 2012.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 20, 2011, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 20, 2011. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 5.38 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 20, 2011, on which date 34,900,591 shares of common stock and 4,997 shares of Series A preferred stock were outstanding.

The address for all members of our management is c/o Palatin Technologies, Inc., 4C Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:
Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class	Percent of voting power
Common	Carl Spana, Ph.D.	234,764 (1)	*	*
Common	Stephen T. Wills	201,800 (2)	*	*
Common	Trevor Hallam, Ph.D.	45,448 (3)	*	*
Common	John K.A. Prendergast, Ph.D.	100,742 (4)	*	*
Common	Perry B. Molinoff, M.D.	65,166 (5)	*	*
Common	Robert K. deVeer, Jr.	61,183 (6)	*	*
Common	Zola P. Horovitz, Ph.D.	59,833 (7)	*	*
Common	Robert I. Taber, Ph.D.	59,833 (8)	*	*
Common	J. Stanley Hull	52,999 (9)	*	*
Common	Alan W. Dunton	2,083 (10)	*	*
	All current directors and executive officers as a group (nine persons)	838,403 (11)	2.4%	*
      *Less than one percent.

(1)	Includes 117,675 shares which Dr. Spana has the right to acquire under options, and 4,348 shares which Dr. Spana has the right to acquire under warrants.

(2)	Includes 92,800 shares which Mr. Wills has the right to acquire under options, and 4,348 shares which Mr. Wills has the right to acquire under warrants.

(3)	Dr. Hallam resigned as an executive officer effective December 31, 2010. Includes only shares owned by Dr. Hallam according to our records as of that date.

(4)	Includes 98,975 shares which Dr. Prendergast has the right to acquire under options.

(5)	Includes 64,166 shares which Dr. Molinoff has the right to acquire under options.

(6)	Includes 61,083 shares which Mr. deVeer has the right to acquire under options.

(7)	Includes 59,333 shares which Dr. Horovitz has the right to acquire under options.

(8)	Includes 59,333 shares which Dr. Taber has the right to acquire under options.

(9)	Shares which Mr. Hull has the right to acquire under options.

(10)	Shares which Dr. Dunton has the right to acquire under options.

(11)	Includes 617,143 shares which directors and officers have the right to acquire under options and warrants. Does not include Dr. Hallam's shares.

MORE THAN 5% BENEFICIAL OWNERS:
Class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class	Percent of total voting power
Common	Austin W. Marxe David M. Greenhouse 527 Madison Avenue, Suite 2600 New York, NY 10022	4,891,304(2)	13.9%	12.9%
Common	Mark N. Lampert BVF Inc. BVF Partners L.P. 900 North Michigan Avenue Suite 1100 Chicago, Illinois 60611	3,496,177(3)	9.9%	9.7%
Common	James E. Flynn 780 Third Avenue, 37th Floor New York, NY 10017	3,512,825(4)	9.9%	9.3%
Common	Great Point Partners LLC Jeffrey R. Jay, M.D. David Kroin 165 Mason Street, 3rd Floor Greenwich, CT 06830	3,512,825(5)	9.9%	9.3%
Common	Quogue Capital LLC Wayne P. Rothbaum 50 West 57th Street 15th Floor New York, NY 10019.	2,173,913(6)	6.2%	5.7%
Series A Preferred	Tokenhouse PTE LTD 9 – 11 Reitergasse Zurich 8027, Switzerland	667	13.3%	*
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	10.0%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	10.0%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	10.0%	*
Series A Preferred	103336 Canada Inc. 168 Forest Hill Rd. Toronto, Ontario, M5P2M9	300	6.0%	*

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)	Percent of class	Percent of total voting power
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	5.0%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	5.0%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	5.0%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	5.0%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	5.0%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019-3321	250	5.0%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	5.0%	*
*Less than one percent.

(1)
Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2)	Consists of:

(i) 2,445,652 shares held by Special Situations Life Sciences Fund, L.P., including 195,652 shares issuable on exercise of Series A warrants;
(ii) 1,467,391 shares held by Special Situations Fund III QP, L.P., including 117,391 shares issuable on exercise of Series A warrants;
(iii) 489,130 shares held by Special Situations Private Equity Fund, L.P., including 39,130 shares issuable on exercise of Series A warrants; and
(iv) 489,130 shares held by Special Situations Cayman Fund, L.P., including 39,130 shares issuable on exercise of Series A warrants.

MGP Advisers Limited Partnership (“MGP”) is the general partner of the Special Situations Fund III, QP, L.P. AWM Investment Company, Inc. (“AWM”) is the general partner of MGP, the general partner of and investment adviser to the Special Situations Cayman Fund, L.P. and the investment adviser to the Special Situations Fund III, QP, L.P., the Special Situations Private Equity Fund, L.P. and the Special Situations Life Sciences Fund, L.P. Austin W. Marxe and David M. Greenhouse are the principal owners of MGP and AWM. Through their control of MGP and AWM, Messrs. Marxe and Greenhouse share voting and investment control over the portfolio securities of each of the funds listed above.

(3)
Includes 96,177 shares issuable on exercise of certain warrants. Mr. Lampert is the president of BVF Inc. Based on a joint Schedule 13G filing dated February 24, 2011 and on holdings of record, each of the owners listed had shared voting and dispositive power with respect to all the shares listed, and the following entities shared voting and dispositive power over the number of shares indicated:
(i) BVF Investments, L.L.C.: 1,933,180 shares, including 53,180 shares issuable on exercise of certain warrants;
(ii) Biotechnology Value Fund, L.P.: 806,177 shares, including 22,177 shares issuable on exercise of certain warrants;
(iii) Biotechnology Value Fund II, L.P.: 557,332 shares, including  15,332 shares issuable on exercise of certain warrants; and
(iv) Investment 10, L.L.C.: 199,488 shares, including 5,488 shares issuable on exercise of certain warrants.

(4)
Includes 262,825 shares issuable on exercise of Series A warrants. Based on a joint Schedule 13G/A filed on March 15, 2011 filed by Deerfield Capital, L.P., Deerfield Special Situations Fund, L.P., Deerfield Management Company, L.P., Deerfield Special Situations Fund International Limited and James E. Flynn (collectively, “Deerfield”), reporting ownership of 3,532,609 shares, including 282,609 shares issuable on exercise of Series A warrants, consisting of:

(i) 1,398,913 shares beneficially owned by Deerfield Special Situations Fund, L.P., including 111,913 shares issuable on exercise of Series A warrants, and
(ii) 2,133,696 shares beneficially owned by Deerfield Special Situations Fund International Limited., including 170,696 shares issuable on exercise of Series A warrants.

Deerfield Capital, L.P. shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P., Deerfield Management Company L.P. shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund International Limited and James E. Flynn shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited. The warrants are subject to provisions restricting their exercise to the extent that, upon such exercise, the number of shares then beneficially owned by the holder and its affiliates and any other person or entities with which such holder would constitute a group would exceed 9.99% of the total number of shares then outstanding (the “Ownership Cap”). Accordingly, notwithstanding the number of shares reported, Deerfield disclaimed beneficial ownership of the shares underlying the warrant to the extent beneficial ownership of those shares would cause Deerfield to exceed the Ownership Cap. The number of shares included in the table gives effect to the Ownership Cap.

(5)
Includes 262,825 shares issuable on exercise of Series A warrants. Dr. Jay and Mr. Kroin are managing members of Great Point Partners, LLC. Based on a joint Schedule 13G filing dated March 1, 2011, each of the owners listed had shared voting and dispositive power with respect to all the shares listed. Point Partners, LLC is the investment manager for the following entities or persons, which have shared voting and dispositive power over the number of shares indicated:

(i) Biomedical Value Fund, LP:  1,060,655 shares, including 92,231 shares issuable on exercise of Series A warrants;
(ii) Biomedical Offshore Value Fund, Ltd.:  611,644 shares, including 53,186 shares issuable on exercise of Series A warrants;
(iii) Biomedical Institutional Value Fund, LP:  393,303 shares, including 34,200 shares issuable on exercise of Series A warrants;
(iv) Lyrical Multi-Manager Fund, LP:  530,328 shares, including 46,116 shares issuable on exercise of Series A warrants;
(v) Class D Series of GEF-PS, LP:  530,328 shares, including 46,116 shares issuable on exercise of Series A warrants;
(vi) David J. Morrison:  17,678 shares, including 1,537 shares issuable on exercise of Series A warrants.
(vii) WS Investments III, LLC:  106,064 shares, including 9,223 shares issuable on exercise of Series A warrants.

(6)
Includes 173,913 shares issuable on exercise of Series A warrants. According to a joint Schedule 13G filing dated February 24, 2011, each of the owners listed had shared voting and dispositive power with respect to all the shares listed. Mr. Rothbaum is the president of Quogue Capital LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all of the directors except for Dr. Spana (our chief executive officer and president) and Dr. Prendergast (our chairman) are independent directors, as defined in the listing standards of the NYSE Amex, on which our common stock is listed.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. In connection with a firm commitment public offering which is described in a prospectus dated February 24, 2011 which we filed with the SEC, our two executive officers, Carl Spana, Ph.D. and Stephen T. Wills, each purchased 50,000 units, consisting of 50,000 shares of common stock, 50,000 Series A warrants and 50,000 Series B warrants, at the public offering price of $1.00 per unit, which purchase was reviewed and approved by our Audit Committee. Other than as disclosed in this paragraph, since July 1, 2009, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2011 and fiscal 2010.

Audit Fees. For fiscal 2011, we anticipate that KPMG will bill us a total of $282,500 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2010, the total billed for the same services was $210,000.

Audit-Related Fees. For fiscal 2011 and 2010, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2011, we anticipate that KPMG will bill us a total of $50,346 for professional services rendered for tax compliance. For fiscal 2010, KPMG billed us $15,500 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2011 and 2010.

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

      — Consolidated Balance Sheets

      — Consolidated Statements of Operations

      — Consolidated Statements of Cash Flows

      — Consolidated Statements of Stockholders’ Equity

      — Notes to Consolidated Financial Statements

    2.        Financial statement schedules: None.

    3.        Exhibits:

No.	Description
3.01	Certificate of amendment of restated certificate of incorporation. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 12, 2011.
3.02
Restated certificate of incorporation, as amended. Incorporated by reference to Exhibit 3.01 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010.

3.03	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.
4.01	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.
4.02
Form of Series A and Series B warrant issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

4.03	Form of warrant issued to purchasers in our June 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
4.04
Form of waiver agreement relating to our Series A and Series B warrants issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.

4.05
Warrant Agreement dated as of March 1, 2011, between Palatin and American Stock Transfer & Trust Company, a New York limited liability trust company. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.06
Definitive form of Series A Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.07
Definitive form of Series B Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.08
Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

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

No.	Description
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

10.11
2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.12	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †
10.13
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

No.	Description
10.17
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

10.19
Form of securities purchase agreement for our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

10.20	Form of securities purchase agreement for our June 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
10.21
Employment Agreement, effective as of July 1, 2010, between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.22
Employment Agreement, effective as of July 1, 2010, between Palatin and Stephen T. Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. Wills. †

10.23
Employment Agreement, effective as of July 1, 2010, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.24
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.25
Separation Agreement, Waiver and Release by and between Palatin and Trevor Hallam, dated November 14, 2010. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 19, 2010. †

10.26
Underwriting Agreement dated February 24, 2011 by and between Palatin and Roth Capital Partners, LLC. Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed with the SEC on February 24, 2011.

10.27	2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †
10.28
Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.29
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.30
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

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

Date: September 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 21, 2011
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer and	September 21, 2011
Stephen T. Wills	Chief Operating Officer (principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 21, 2011
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 21, 2011
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 21, 2011
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 21, 2011
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 21, 2011
Robert I. Taber

/s/ J. Stanley Hull	Director	September 21, 2011
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 21, 2011
Alan W. Dunton

EXHIBIT INDEX

No.	Description
3.01	Certificate of amendment of restated certificate of incorporation. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 12, 2011.
3.02
Restated certificate of incorporation, as amended. Incorporated by reference to Exhibit 3.01 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010.

3.03	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.
4.01	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.
4.02
Form of Series A and Series B warrant issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

4.03	Form of warrant issued to purchasers in our June 2010 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
4.04
Form of waiver agreement relating to our Series A and Series B warrants issued to purchasers in our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.

4.05
Warrant Agreement dated as of March 1, 2011, between Palatin and American Stock Transfer & Trust Company, a New York limited liability trust company. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.06
Definitive form of Series A Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.07
Definitive form of Series B Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.08
Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

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

10.11
2005 Stock Plan, as amended effective December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.12	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †
10.13
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

10.19
Form of securities purchase agreement for our February 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on March 1, 2010.

10.20	Form of securities purchase agreement for our June 2010 registered direct offering. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 28, 2010.
10.21
Employment Agreement, effective as of July 1, 2010, between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.22
Employment Agreement, effective as of July 1, 2010, between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.23
Employment Agreement, effective as of July 1, 2010, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.24
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.25
Separation Agreement, Waiver and Release by and between Palatin and Trevor Hallam, dated November 14, 2010. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 19, 2010. †

10.26
Underwriting Agreement dated February 24, 2011 by and between Palatin and Roth Capital Partners, LLC. Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed with the SEC on February 24, 2011.

10.27	2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †
10.28
Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.29
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.30
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

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