Form 10-Q
period 2011-09-30
PALATIN TECHNOLOGIES INC
filed 2011-11-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 11, 2011, 34,900,591 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 14,883,613	$ 18,869,639
Accounts receivable	-	131,149
Prepaid expenses and other current assets	403,062	261,947
Total current assets	15,286,675	19,262,735

Property and equipment, net	1,050,329	1,305,331
Restricted cash	350,000	350,000
Other assets	155,069	254,787
Total assets	$ 16,842,073	$ 21,172,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 30,078	$ 34,923
Accounts payable	336,206	496,908
Accrued compensation	-	374,094
Unearned revenue	18,888	46,105
Accrued expenses	1,271,970	1,854,007
Total current liabilities	1,657,142	2,806,037

Capital lease obligations	36,775	42,186
Deferred rent	100,589	132,855
Total liabilities	1,794,506	2,981,078

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of September 30, 2011 and June 30, 2011, respectively	50	50
Common stock of $.01 par value – authorized 100,000,000 shares; issued and outstanding 34,900,591 shares as of September 30, 2011 and June 30, 2011, respectively	349,006	349,006
Additional paid-in capital	240,043,099	239,832,826
Accumulated deficit	(225,344,588)	(221,990,107)
Total stockholders’ equity	15,047,567	18,191,775
Total liabilities and stockholders’ equity	$ 16,842,073	$ 21,172,853

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2011	2010

REVENUES	$ 27,217	$ 216,147

OPERATING EXPENSES:
Research and development	2,284,383	3,452,762
General and administrative	1,109,382	1,381,776
Total operating expenses	3,393,765	4,834,538

Loss from operations	(3,366,548)	(4,618,391)

OTHER INCOME (EXPENSE):
Investment income	15,040	20,375
Interest expense	(2,973)	(2,304)
Total other income, net	12,067	18,071

NET LOSS	$ (3,354,481)	$ (4,600,320)

Basic and diluted net loss per common share	$ (0.10)	$ (0.39)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	11,730,308

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,354,481)	$ (4,600,320)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	255,002	298,944
Stock-based compensation	210,273	310,443
Changes in operating assets and liabilities:
Accounts receivable	131,149	(525,343)
Prepaid expenses and other assets	(41,397)	66,024
Accounts payable	(160,702)	(2,599)
Accrued expenses and compensation	(988,397)	(86,015)
Unearned revenues	(27,217)	327,498
Net cash used in operating activities	(3,975,770)	(4,211,368)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(10,256)	(4,730)
Payment of withholding taxes related to restricted stock units	-	(18,993)
Proceeds from sale of common stock units and warrant exercise	-	64,400
Net cash provided by (used in) financing activities	(10,256)	40,677

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(3,986,026)	(4,170,691)

CASH AND CASH EQUIVALENTS, beginning
of period	18,869,639	5,405,430

CASH AND CASH EQUIVALENTS, end of period	$ 14,883,613	$ 1,234,739

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 2,973	$ 2,304
Unrealized gain on available-for-sale investments	$ -	$ 10,010

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

    Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of September 30, 2011 and incurred a net loss for the three months ended September 30, 2011. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

    As of September 30, 2011, the Company’s cash and cash equivalents were $14.9 million. Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, focusing on clinical trials of bremelanotide for FSD, through at least calendar year 2012. Phase 3 clinical trials of bremelanotide for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital.

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

    Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three months ended September 30, 2011 and 2010, 100% of revenues were from AstraZeneca.

 (2)       BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2011, and its results of operations and its cash flows for the three months ended September 30, 2011 and 2010. The results of operations for the three months ended September 30, 2011 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2012.

    The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2011, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2011 and 2010 and for each of the fiscal years in the three-year period ended June 30, 2011.

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

    Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $14,326,142 and $18,383,284 in a money market fund at September 30, 2011 and June 30, 2011, respectively. Restricted cash secures letters of credit for security deposits on leases.

    Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values based on the short-term nature of these instruments.

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

    As of September 30, 2011 and 2010, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 27,127,955 and 2,625,810 shares, respectively.  These share amounts have been excluded in the calculation of net loss per share as the impact would be anti-dilutive.

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

    In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $27,217 and $216,147, respectively, as revenue in the three months ended September 30, 2011 and 2010 under these clinical trial sponsored research agreements.

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

(5)       FAIR VALUE MEASUREMENTS:

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

    The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
September 30, 2011:
Money Market Fund	$ 14,326,142	$ 14,326,142	$ -	$ -
June 30, 2011:
Money Market Fund	$ 18,383,284	$ 18,383,284	$ -	$ -

(6)      STOCKHOLDERS’ EQUITY:

    Restricted Stock Units – In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vest 12 months from the date of grant and the remainder 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $80,625 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2011.

    In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, 99,500 shares of common stock vested. The Company recognized $209,525 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2010.

    Stock-based compensation costs for the three ended September 30, 2011 and 2010 for stock options and equity-based instruments issued other than the restricted stock units described above was $129,648  and $100,918, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2011.

    Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2011 and in our other Securities and Exchange Commission (SEC) filings.

    We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

    In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

    Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2011, and except for the disposition of our investments as of June 30, 2011, have not changed as of September 30, 2011. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

    We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices and research and development facility are located at 4C Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act of 1934) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

    Revenue – For the three months ended September 30, 2011, we recognized $27,217 in revenue compared to $0.2 million for three months ended September 30, 2010 pursuant to our license agreement with AstraZeneca.  Revenue for the three months ended September 30, 2011 and 2010 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

    Research and Development – Research and development expenses decreased to $2.3 million for the three months ended September 30, 2011 from $3.5 million for the three months ended September 30, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

    Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other preclinical programs were $1.3 million for the three months ended September 30, 2011 compared to $0.8 million for the three months ended September 30, 2010. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

    The historical amounts of project spending above exclude general research and development spending, which decreased to $1.0 million for three months ended September 30, 2011 compared to $2.7 million for three months ended September 30, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

    Cumulative spending from inception to September 30, 2011 on our bremelanotide, NeutroSpec and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $143.6 million, $55.6 million and $59.0 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

    General and Administrative – General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

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

    During the three months ended September 30, 2011, we used $4.0 million of cash for our operating activities, compared to $4.2 million used in the three months ended September 30, 2010. Lower net cash outflows from operations in the three months ended September 30, 2011 was the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

    During the three months ended September 30, 2011, cash used by financing activities of $10,256 consisted of payments on capital lease obligations during the quarter. During the three months ended September 30, 2010, cash provided by financing activities of $41,000 was derived primarily from the exercise of warrants during the quarter.

    As of September 30, 2011, our cash and cash equivalents were $14.9 million and our current liabilities were $1.7 million. We believe that our cash and cash equivalents are adequate to fund our planned operations, including completion of our ongoing Phase 2B clinical trial with bremelanotide for FSD, through at least calendar year 2012. We have made the strategic decision to focus resources and efforts on our Phase 2B clinical trial with bremelanotide for FSD, while conducting limited development work on PL-3994, including development of an inhaled formulation of PL-3994.  We have ceased research and development efforts on new product candidates. However, we do not intend to expend substantial amounts on PL-3994, new peptide drug candidates for sexual dysfunction or other programs unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

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

Item 4.  Controls and Procedures.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

    There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

    None.

Item 6.  Exhibits.

    Exhibits filed or furnished with this report:

10.01
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P., incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2011	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2011	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

10.01
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P., incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document