Form 10-Q
period 2011-12-31
PALATIN TECHNOLOGIES INC
filed 2012-02-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

As of February 10, 2012, 34,900,591 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$ 11,898,403	$ 18,869,639
Accounts receivable	1,068,233	131,149
Prepaid expenses and other current assets	814,673	261,947
Total current assets	13,781,309	19,262,735

Property and equipment, net	804,244	1,305,331
Restricted cash	350,000	350,000
Other assets	59,512	254,787
Total assets	$ 14,995,065	$ 21,172,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$ 25,106	$ 34,923
Accounts payable	580,569	496,908
Accrued compensation	-	374,094
Unearned revenue	7,396	46,105
Accrued expenses	1,594,537	1,854,007
Total current liabilities	2,207,608	2,806,037

Capital lease obligations	31,260	42,186
Deferred rent	91,285	132,855
Total liabilities	2,330,153	2,981,078

Stockholders' equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of December 31, 2011 and June 30, 2011, respectively	50	50
Common stock of $.01 par value – authorized 100,000,000 shares; issued and outstanding 34,900,591 shares as of December 31, 2011 and June 30, 2011, respectively	349,006	349,006
Additional paid-in capital	240,285,146	239,832,826
Accumulated deficit	(227,969,290)	(221,990,107)
Total stockholders’ equity	12,664,912	18,191,775
Total liabilities and stockholders’ equity	$ 14,995,065	$ 21,172,853

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

REVENUES:
Contract	$ 11,492	$ 195,408	$ 38,709	$ 411,555
Grant	-	846,768	-	846,768
Total revenues	11,492	1,042,176	38,709	1,258,323

OPERATING EXPENSES:
Research and development	2,693,067	1,984,440	4,977,450	5,437,202
General and administrative	1,019,747	889,476	2,129,129	2,271,252
Total operating expenses	3,712,814	2,873,916	7,106,579	7,708,454

Loss from operations	(3,701,322)	(1,831,740)	(7,067,870)	(6,450,131)

OTHER INCOME (EXPENSE):
Investment income	7,234	32,986	22,274	53,361
Interest expense	(1,847)	(1,329)	(4,820)	(3,633)
Gain on sale of securities	-	60,390	-	60,390
Gain on sale of supplies
and equipment	3,000	1,800	3,000	1,800
Total other income, net	8,387	93,847	20,454	111,918

Loss before income taxes	(3,692,935)	(1,737,893)	(7,047,416)	(6,338,213)
Income tax benefit	1,068,233	637,391	1,068,233	637,391

NET LOSS	$ (2,624,702)	$ (1,100,502)	$ (5,979,183)	$ (5,700,822)

Basic and diluted net loss per common share	$ (0.08)	$ (0.09)	$ (0.17)	$ (0.48)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	11,839,309	34,900,591	11,785,470

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (5,979,183)	$ (5,700,822)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	501,087	593,395

Gain on sale of supplies, equipment and securities	(3,000)	(62,189)
Stock-based compensation	452,320	438,139
Changes in operating assets and liabilities:
Accounts receivable	(937,084)	2,879
Prepaid expenses and other assets	(357,451)	139,409
Accounts payable	83,661	346,330
Accrued expenses and compensation	(675,134)	(1,100,670)
Unearned revenues	(38,709)	132,090
Net cash used in operating activities	(6,953,493)	(5,211,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	3,000	1,800
Proceeds from sale of available-for-sale investments	-	1,500,000
Net cash provided by investing activities	3,000	1,501,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(20,743)	(9,583)
Payment of withholding taxes related to restricted stock units	-	(18,993)
Proceeds from sale of common stock units and warrants and
exercise of common stock options	-	64,400
Net cash provided by (used in) financing activities	(20,743)	35,824

NET DECREASE IN CASH AND
CASH EQUIVALENTS	(6,971,236)	(3,673,815)

CASH AND CASH EQUIVALENTS, beginning
of period	18,869,639	5,405,430

CASH AND CASH EQUIVALENTS, end of period	$ 11,898,403	$ 1,731,615

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 4,820	$ 3,633
Unrealized gain on available-for-sale investments	$ -	$ (9,523)

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

    Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2011 and incurred a net loss for the three and six months ended December 31, 2011. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

    As of December 31, 2011, the Company’s cash and cash equivalents were $11.9 million. The account receivable of $1.1 million due from the sale of the Company’s New Jersey state net operating loss carryforwards (NJNOLs) was received on January 3, 2012. Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, focusing on clinical trials of bremelanotide for FSD, through at least calendar year 2012. Phase 3 clinical trials of bremelanotide for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital.

    The Company intends to utilize existing capital resources to fund its planned operations, including its Phase 2B clinical trial with bremelanotide for FSD, and to seek additional capital, through collaborative arrangements or other financing strategies or sources, for development of its other product candidates. However, sufficient additional funding to support other product candidates, including PL-3994 for acute asthma or other indications, may not be available on acceptable terms, or at all. The Company will not expend significant amounts for other product candidates unless additional sources of capital, including collaboration agreements, are identified for these programs.

    Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three and six months ended December 31, 2011 and 2010, 100% of license and contract revenues were from AstraZeneca.

 (2)       BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2011, and its results of operations and its cash flows for the three and six months ended December 31, 2011 and 2010. The results of operations for the three and six months ended December 31, 2011 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2012.

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

    Cash and Cash Equivalents – Cash and cash equivalents include cash on hand; cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $11,421,133 and $18,383,284 in a money market fund at December 31, 2011 and June 30, 2011, respectively. Restricted cash secures letters of credit for security deposits on leases.

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

During the three months ended December 31, 2011 and 2010, the Company sold NJNOLs, which resulted in the recognition of $1,068,233 and $637,391, respectively, in tax benefits.

    Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.”

    As of December 31, 2011 and 2010, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 27,296,955 and 2,498,279 shares, respectively.  These share amounts have been excluded in the calculation of net loss per share as the impact would be anti-dilutive.

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

    In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $11,492 and $38,709, respectively, as revenue in the three and six months ended December 31, 2011 and $195,408 and $411,555, respectively, as revenue in the three and six months ended December 31, 2010 under these clinical trial research agreements.

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

    The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Other Quoted/Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011:
Money Market Fund	$ 11,421,133	$ 11,421,133	$ -	$ -
June 30, 2011:
Money Market Fund	$ 18,383,284	$ 18,383,284	$ -	$ -

(6)      GRANT REVENUE:

In October 2010, the Company was awarded $977,917 in grants under the Patient Protection and Affordable Care Act of 2010 (PPACA). The grants related to four of the Company’s projects: melanocortin agonists for sexual dysfunction; melanocortin agonists for obesity and related metabolic syndrome; natriuretic peptide mimetic PL-3994 for acute asthma; and, subcutaneously-delivered natriuretic peptide mimetic PL-3994 for cardiovascular disease. For the three and six months ended December 31, 2010, the Company received and recorded grant revenue of $846,768. The remainder of the grant of $131,149 was recorded as revenue during the three months and fiscal year ended June 30, 2011.

(7)      STOCKHOLDERS’ EQUITY:

Restricted Stock Units – In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vest 12 months from the date of grant and the remainder 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $80,625 and $161,250, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2011.

    In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, October 15, 2010 and November 30, 2010, 99,500, 14,500 and 15,000 shares of common stock vested. The Company recognized $72,994 and $282,519, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2010.

    Stock-based compensation costs for the three and six months ended December 31, 2011 for stock options and equity-based instruments issued other than the restricted stock units described above were $161,422 and $291,070 respectively, and $54,702 and $155,620, respectively, for the three and six months ended December 31, 2010.

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

Critical Accounting Policies and Estimates

    Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2011, and except for the disposition of our investments as of June 30, 2011, have not changed as of December 31, 2011. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

•
AZD2820, a melanocortin receptor-based compound for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement. This drug candidate has completed a Phase 1 clinical trial.

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

Results of Operations

Three and Six Months Ended December 31, 2011 Compared to the Three and Six Months Ended December 31, 2010

    Revenue – For the three and six months ended December 31, 2011, we recognized $11,492 and $38,709, respectively, in revenue pursuant to our collaboration agreement with AstraZeneca compared to $1.0 million and $1.3 million, respectively, for three and six months ended December 31, 2010.  Revenue for the three and six months ended December 31, 2010 consisted of $0.2 million and $0.4 million, respectively, of contract revenue pursuant to our collaboration agreement with AstraZeneca and $0.8 million in grant revenue received under the Patient Protection and Affordable Care Act, which we did not receive in 2011.

    Research and Development – Research and development expenses for the three months ended December 31, 2011 were $2.7 million compared to $2.0 million for the three months ended December 31, 2010.  This increase is primarily the result of costs relating to the on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD.  Research and development expenses for the six months ended December 31, 2011 decreased to $5.0 million from $5.4 million for the six months ended December 31, 2010. The decrease reflects the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical and preclinical programs, primarily clinical trials of bremelanotide.

    Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other preclinical programs were $1.8 million and $3.1 million, respectively, for the three and six months ended December 31, 2011 compared to $0.2 million and $1.0 million, respectively, for the three and six months ended December 31, 2010. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

    The historical amounts of project spending above exclude general research and development spending, which decreased to $0.9 million and $1.9 million, respectively, for three and six months ended December 31, 2011 compared to $1.8 million and $4.4 million, respectively, for three and six months ended December 31, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical and preclinical programs, primarily clinical trials of bremelanotide.

    Cumulative spending from inception to December 31, 2011 on our bremelanotide, NeutroSpec and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $146.2 million, $55.6 million and $59.1 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

    General and Administrative – General and administrative expenses increased to $1.0 million for the three months ended December 31, 2011 from $0.9 million for the three months ended December 31, 2010.  This increase is the result of increased stock-based compensation.  General and administrative expenses were $2.1 million for the six months ended December 31, 2011 compared to $2.3 million for the six months ended December 31, 2010. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical and preclinical programs, primarily clinical trials of bremelanotide.

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

    Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•           obtaining sufficient capital;
•           failure to enter into collaboration agreements;
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

    During the six months ended December 31, 2011, we used $7.0 million of cash for our operating activities, compared to $5.2 million used in the six months ended December 31, 2010. Higher net cash outflows from operations in the six months ended December 31, 2011 were primarily the result of lower revenues and secondarily due to the timing of our receipt of proceeds from the sale of New Jersey state net operating loss carryforwards. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

    During the six months ended December 31, 2011, cash provided by investing activities of $3,000 consisted of proceeds from the sale of equipment.  Cash provided by investing activities for the six months ended December 31, 2010 of $1.5 million consisted primarily of proceeds from the sale of available-for-sale investments.

    During the six months ended December 31, 2011, cash used in financing activities of $20,743 consisted of payments on capital lease obligations during the period. During the six months ended December 31, 2010, cash provided by financing activities of $35,824 was derived primarily from the exercise of warrants during the period, offset by cash used for payment of withholding taxes related to restricted stock and capital lease obligations.

    As of December 31, 2011, our cash and cash equivalents were $11.9 million, our accounts receivable were $1.1 million and our current liabilities were $2.2 million. We believe that our cash and cash equivalents and receivables are adequate to fund our planned operations, including completion of our ongoing Phase 2B clinical trial with bremelanotide for FSD, through at least calendar year 2012. We have made the strategic decision to focus resources and efforts on our Phase 2B clinical trial with bremelanotide for FSD, while conducting limited development work on PL-3994, including development of an inhaled formulation of PL-3994.  We have ceased research and development efforts on new product candidates. However, we do not intend to expend substantial amounts on PL-3994, new peptide drug candidates for sexual dysfunction or other programs unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

    These funds are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital. We intend to seek additional capital through public or private equity or debt financings, other financing strategies, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including Phase 3 clinical trials with bremelanotide or preclinical studies and clinical trials with PL-3994, or both, may not be available on acceptable terms or at all. If additional funding is not available, we will be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

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

Item 4.  Controls and Procedures.

    Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

   On November 9, 2011, in connection with entering into a contract for financial advisory services, we issued to Noble International Investments, Inc. or its permitted designees, as partial consideration for its services, warrants to purchase up to 200,000 shares of our common stock, at an exercise price of $0.60 per share as to 50,000 shares, $1.00 per share as to 50,000 shares and $1.50 per share as to the remaining 100,000 shares. The warrants at an exercise price of $0.60 per share are exercisable at the option of the holder at any time beginning on issuance through and including November 9, 2014.  The warrants at an exercise price of $1.00 per share and $1.50 per share are exercisable at the option of the holder as to cumulative one-twelfths of the total on the first day of each calendar month for the twelve calendar months commencing December 1, 2011, through and including November 9, 2014, unless we have given notice of termination of the contract for financial advisory services, in which event warrant shares not then exercisable are forfeited. We issued the warrants in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Mine Safety Disclosures.

    Not applicable.

Item 5.  Other Information.

    None.

Item 6.  Exhibits.

    Exhibits filed or furnished with this report:

4.1	Warrant issued to Noble International Investments, Inc. at an exercise price of $0.60 per share in connection with entering into a contract for financial advisory services.
4.2	Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 14, 2012	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 14, 2012	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

4.1	Warrant issued to Noble International Investments, Inc. at an exercise price of $0.60 per share in connection with entering into a contract for financial advisory services.
4.2	Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document