Form 10-Q
period 2012-03-31
PALATIN TECHNOLOGIES INC
filed 2012-05-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

As of May 11, 2012, 34,900,591 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Balance Sheets
(unaudited)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$8,770,249	$18,869,639
Accounts receivable	16,600	131,149
Prepaid expenses and other current assets	673,393	261,947
Total current assets	9,460,242	19,262,735

Property and equipment, net	583,211	1,305,331
Restricted cash	350,000	350,000
Other assets	59,233	254,787
Total assets	$10,452,686	$21,172,853

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Capital lease obligations	$21,856	$34,923
Accounts payable	557,902	496,908
Accrued compensation	80,728	374,094
Unearned revenue	-	46,105
Accrued expenses	2,776,391	1,854,007
Total current liabilities	3,436,877	2,806,037

Capital lease obligations	25,638	42,186
Deferred rent	81,981	132,855
Total liabilities	3,544,496	2,981,078

Stockholders’ equity:
Preferred stock of $.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of March 31, 2012 and June 30, 2011, respectively	50	50
Common stock of $.01 par value – authorized 100,000,000 shares; issued and outstanding 34,900,591 shares as of March 31, 2012 and June 30, 2011, respectively	349,006	349,006
Additional paid-in capital	240,549,126	239,832,826
Accumulated deficit	(233,989,992)	(221,990,107)
Total stockholders’ equity	6,908,190	18,191,775
Total liabilities and stockholders’ equity	$10,452,686	$21,172,853

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

REVENUES:
Contract	$23,996	$61,294	$62,705	$472,849
Grant	-	-	-	846,768
Total revenues	23,996	61,294	62,705	1,319,617

OPERATING EXPENSES:
Research and development	4,705,662	1,722,432	9,683,112	7,159,634
General and administrative	1,344,861	955,547	3,473,990	3,226,798
Total operating expenses	6,050,523	2,677,979	13,157,102	10,386,432

Loss from operations	(6,026,527)	(2,616,685)	(13,094,397)	(9,066,815)

OTHER INCOME (EXPENSE):
Investment income	5,955	18,982	28,229	72,342
Interest expense	(1,830)	(1,974)	(6,650)	(5,607)
Increase in fair value of warrants	-	(1,257,691)	-	(1,257,691)
Gain on sale of securities	-	58,956	-	119,346
Gain (loss) on sale of supplies and equipment	1,700	(7,466)	4,700	(5,666)
Total other income (expense)	5,825	(1,189,193)	26,279	(1,077,276)

Loss before income taxes	(6,020,702)	(3,805,878)	(13,068,118)	(10,144,091)
Income tax benefit	-	-	1,068,233	637,391

NET LOSS	$(6,020,702)	$(3,805,878)	$(11,999,885)	$(9,506,700)

Basic and diluted net loss per common share	$(0.17)	$(0.17)	$(0.34)	$(0.65)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	22,832,109	34,900,591	14,669,131

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,999,885)	$(9,506,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	737,120	865,507
Loss (gain) on sale of supplies, equipment and securities	(4,700)	5,666
Gain on sale of available-for-sale investments	-	(119,346)
Stock-based compensation	716,300	516,270
Increase in fair value of warrants	-	1,257,691
Changes in operating assets and liabilities:
Accounts receivable	114,549	2,879
Prepaid expenses and other assets	(215,892)	(12,750)
Accounts payable	60,994	230,466
Accrued expenses and compensation	578,144	(1,201,833)
Unearned revenues	(46,105)	70,796
Net cash used in operating activities	(10,059,475)	(7,891,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	4,700	5,300
Purchases of property and equipment	(15,000)	-
Proceeds from sale of available-for-sale investments	-	3,442,885
Net cash provided by (used in) investing activities	(10,300)	3,448,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(29,615)	(14,561)
Payment of withholding taxes related to restricted stock units	-	(26,196)
Proceeds from sale of common stock units and warrants and exercise of common stock options	-	21,111,145
Net cash provided by (used in) financing activities	(29,615)	21,070,388

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,099,390)	16,627,219

CASH AND CASH EQUIVALENTS, beginning of period	18,869,639	5,405,430

CASH AND CASH EQUIVALENTS, end of period	$8,770,249	$22,032,649

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,650	$5,607
Unrealized gain (loss) on available-for-sale investments	$-	$(19,304)

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

The Company’s primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for acute exacerbations of asthma, sexual dysfunction, including erectile dysfunction, pulmonary diseases, heart failure, obesity and inflammatory diseases. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. AZD2820, a melanocortin receptor-based compound for treatment of obesity, under development by AstraZeneca pursuant to the agreement, has completed a Phase 1 clinical trial and started a second Phase 1 clinical trial.

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2012 and incurred a net loss for the three and nine months ended March 31, 2012. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, sufficient financing must be obtained, and the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2012, the Company’s cash and cash equivalents were $8.8 million. Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, focusing on clinical trials of bremelanotide for FSD, through March 31, 2013. Phase 3 clinical trials of bremelanotide for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital.

The Company intends to utilize existing capital resources to fund its planned operations, including its Phase 2B clinical trial with bremelanotide for FSD, and to seek additional capital, through collaborative arrangements or other financing strategies or sources, for development of its other product candidates.The Company will not expend significant amounts for other product candidates unless additional sources of capital, including collaboration agreements, are identified for these programs. However, sufficient additional funding to support Phase 3 clinical trials with bremelanotide for FSD and other product candidates, including PL-3994 for acute asthma or other indications, may not be available on acceptable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three and nine months ended March 31, 2012 and 2011, 100% of license and contract revenues were from AstraZeneca.

(2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2012, and its results of operations and its cash flows for the three and nine months ended March 31, 2012 and 2011. The results of operations for the three and nine months ended March 31, 2012 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2012.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand; cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $8,282,951 and $18,383,284 in a money market fund at March 31, 2012 and June 30, 2011, respectively. Restricted cash secures a letter of credit for a security deposit on a lease.

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

During the nine months ended March 31, 2012 and 2011, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,068,233 and $637,391, respectively, in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” As of March 31, 2012 and 2011, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units amounted to an aggregate of 27,462,700 and 25,559,900 shares, respectively. These share amounts have been excluded in the calculation of net loss per share as the impact would be anti-dilutive.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $23,996 and $62,705, respectively, as revenue in the three and nine months ended March 31, 2012 and $61,294 and $472,849, respectively, as revenue in the three and nine months ended March 31, 2011 under these clinical trial research agreements.

The Company received an up-front payment of $10,000,000 from AstraZeneca on execution of the research collaboration and license agreement. Under the September 2009 amendment the Company was paid an additional $5,000,000 in consideration of reduction of future milestones and royalties and providing specific materials to AstraZeneca. All of these amounts were recognized as revenue through January 2010. The Company is now eligible for milestone payments totaling up to $145,250,000, with up to $85,250,000 contingent on development and regulatory milestones and the balance contingent on achievement of sales targets. In addition, the Company is eligible to receive mid to high single digit royalties on sales of any approved products. AstraZeneca assumed responsibility for product commercialization, product discovery and development costs, with both companies contributing scientific expertise in the research collaboration. The Company provided research services to AstraZeneca through January 2010, the expiration of the research collaboration portion of the research collaboration and license agreement, at a contractual rate per full-time-equivalent employee.

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Other Quoted/Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2012:
Money Market Fund	$8,282,951	$8,282,951	$-	$-
June 30, 2011:
Money Market Fund	$18,383,284	$18,383,284	$-	$-

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

(7)           STOCKHOLDERS’ EQUITY:

Restricted Stock Units – In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vest 12 months from the date of grant and the remainder 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $80,625 and $241,875, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2012.

In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan. On September 15, 2010, October 15, 2010, November 30, 2010 and March 15, 2011, respectively, 99,500, 14,500, 15,000 and 54,500 shares of common stock vested. The Company amortized the grantdate fair value of these restricted stock units over the nine month vesting period ended March 31, 2011. The Company recognized $29,431 and $311,950, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2011.

Stock-based compensation costs for the three and nine months ended March 31, 2012 for stock options and equity-based instruments issued other than the restricted stock units described above were $183,355 and $474,425, respectively, and $48,700 and $204,320, respectively, for the three and nine months ended March 31, 2011.

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

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, clinical trials and results, product plans and performance, compliance with regulations to which we are or become subject, management’s assessment of market factors, as well as statements regarding our strategy and plans and our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2011 and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2011, and except for the disposition of our investments as of June 30, 2011, have not changed as of March 31, 2012. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug candidates are actively under development:

●	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of FSD. This drug candidate is in Phase 2B clinical trials.

●
AZD2820, a melanocortin receptor-based compound for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement. This drug candidate has completed a Phase 1 clinical trial and has started a second Phase 1 clinical trial.

We intend to utilize our existing capital resources primarily for development of bremelanotide for FSD, including our ongoing Phase 2B clinical trial. We will not initiate Phase 3 clinical trials with bremelanotide for FSD, initiate the preclinical activities that are required to start clinical trials with an inhaled formulation of PL-3994, initiate clinical trials with subcutaneous formulations of PL-3994, or initiate preclinical toxicity and other studies with new peptide drug candidates for sexual dysfunction or other indications unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities.

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

We have ceased work on all early stage research and discovery programs, and do not intend to extend the lease on our research and development facilities located at 4C Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, New Jersey 08512. We are in the process of decommissioning our research laboratory and selling or otherwise disposing of laboratory equipment and supplies. As part of this process, we have completed realignment of our workforce consistent with focusing solely on our clinical programs.

We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 4B Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d), Section 14Aand Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this quarterly report on Form 10-Q.

Results of Operations

Three and Nine Months Ended March 31, 2012 Compared to the Three and Nine Months Ended March 31, 2011

Revenue – For the three and nine months ended March 31, 2012, we recognized $23,996 and $62,705, respectively, in revenue pursuant to our collaboration agreement with AstraZeneca compared to $61,294 and $472,849, respectively, for the three and nine months ended March 31, 2011. For the nine months ended March 31, 2011, we recognized $846,768 in grant revenue received under the Patient Protection and Affordable Care Act.

Research and Development – Research and development expenses for the three and nine months ended March 31, 2012 increased to $4.7 million and $9.7 million, respectively, compared to $1.7 million and $7.2 million, respectively, for the three and nine months ended March 31, 2011. This increase is primarily the result of costs relating to our on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, which commenced in June 2011.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other preclinical programs were $3.7 million and $6.8 million, respectively, for the three and nine months ended March 31, 2012 compared to $0.7 million and $1.7 million, respectively, for the three and nine months ended March 31, 2011. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which were $1.0 million for the three months ended March 31, 2012 and March 31, 2011. General research and development expenses decreased to $2.9 million for the nine months ended March 31, 2012 from $5.5 million for the nine months ended March 31, 2011. The decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical and preclinical programs, primarily clinical trials of bremelanotide.

Cumulative spending from inception to March 31, 2012 on our bremelanotide, NeutroSpec and other programs (which include PL-3994, other melanocortin receptor agonists, obesity, and other discovery programs) amounts to approximately $150.8 million, $55.6 million and $59.2 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses increased to $1.3 million and $3.5 million, respectively, for the three and nine months ended March 31, 2012 from $1.0 million and $3.2 million for the three and nine months ended March 31, 2011. This increase is primarily the result of increases in stock-based compensation and professional fees.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	obtaining sufficient capital;
•	failure to enter into or maintain collaboration agreements;
•	the development and testing of products in animals and humans;
•	product approval or clearance;
•	regulatory compliance;
•	disposal of hazardous materials,
•	good manufacturing practices;
•	intellectual property rights;
•	product introduction; and
•	marketing, sales and competition.

Failure to enter into or maintain collaboration agreements and obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

During the nine months ended March 31, 2012, we used $10.1 million of cash for our operating activities, compared to $7.9 million used in the nine months ended March 31, 2011. Higher net cash outflows from operations in the nine months ended March 31, 2012 were primarily the result of lower revenues and the increased costs relating to our on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the nine months ended March 31, 2012, net cash used in investing activities was $10,300, consisting of $4,700 in proceeds from the sale of equipment offset by $15,000 used for capital expenditures. Cash provided by investing activities for the nine months ended March 31, 2011 was $3.4 million from the sale of available-for-sale investments.

During the nine months ended March 31, 2012, cash used in financing activities of $29,615 consisted of payments on capital lease obligations during the period. During the nine months ended March 31, 2011, cash provided by financing activities of $21.1 million consisted primarily of the net proceeds from our public offering that closed on March 1, 2011.

As of March 31, 2012, our cash and cash equivalents were $8.8 million, our accounts receivable were $16,600 and our current liabilities were $3.4 million. We believe that our cash and cash equivalents and receivables are adequate to fund our currently planned operations, focusing on our ongoing Phase 2B clinical trial with bremelanotide for FSD, through March 31, 2013.

We have made the strategic decision to focus resources and efforts on our Phase 2B clinical trial with bremelanotide for FSD. We have ceased research and development efforts on new product candidates. We do not intend to expend substantial amounts on PL-3994, new peptide drug candidates for sexual dysfunction or other programs unless we obtain additional capital, through collaborative arrangements or other sources, to support such activities. We anticipate completing patient studies on our Phase 2B clinical trial with bremelanotide in the third quarter of calendar year 2012 and announcing top-line results shortly thereafter.

Our current funds are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital. We intend to seek additional capital through public or private equity or debt financings, other financing strategies, collaborative arrangements on our product candidates, or other sources. However, sufficient additional funding to support projected operations, including Phase 3 clinical trials with bremelanotide or preclinical studies and clinical trials with PL-3994, or both, may not be available on acceptable terms or at all. If additional funding is not available, we will be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

We anticipate incurring additional losses over at least the next few years. To achieve profitability, if ever, sufficient financing must be obtained and we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A. of our annual report on Form 10-K for the fiscal year ended June 30, 2011, with the exception of the following:

We are subject to extensive regulation in connection with decommissioning of our laboratory and disposal of hazardous materials we used in research.

We do not intend to renew the lease on our laboratory facilities and are in the process of decommissioning our research laboratory. Our research laboratory is subject to various laws and regulations regarding laboratory practices and the use and disposal of hazardous or potentially hazardous substances used in connection with our research. We will be subject to regulations and the terms of our lease in connection with decommissioning of our laboratory facilities, disposal of chemicals and hazardous or potentially hazardous substances, and decommissioning and disposal of laboratory equipment.

Contamination or injury from hazardous materials in decommissioning our laboratory could result in a liability exceeding our financial resources.

Our research and development has involved the use of hazardous materials and chemicals, including radioactive compounds. We are in the process of decommissioning our research laboratory, and must arrange for disposal of hazardous materials and chemicals in compliance with applicable laws and regulations. We cannot completely eliminate the risk of contamination or injury from disposal of these materials. In the event of contamination or injury, we may be responsible for any resulting damages. Damages could be significant and could exceed our financial resources, including the limits of our insurance.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2012, in connection with entering into a contract for financial advisory services, we issued to Chardan Capital Markets, LLC or its permitted designees, as partial consideration for its services, warrants to purchase up to 150,000 shares of our common stock, at an exercise price of $0.75 per share as to 50,000 shares and $0.50 per share as to the remaining 100,000 shares. The warrants at an exercise price of $0.75 per share are exercisable at the option of the holder at any time beginning on issuance through and including January 24, 2014. Warrants for 50,000 shares at an exercise price of $0.50 per share are exercisable only upon the Company’s common stock closing at or above a trading price of $0.90 per share for ten consecutive trading days, and warrants for the remaining 50,000 warrants at an exercise price of $0.50 per share are exercisable only upon the Company’s common stock closing at or above a trading price of $1.20 per share for ten consecutive trading days. Warrants at an exercise price of $0.50 per share expire on July 24, 2012 unless such warrants have become exercisable upon the Company’s common stock closing at or above the defined trading prices for ten consecutive trading days, in which even such warrants expire on January 24, 2014. We issued the warrants in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

4.1	Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services.

4.2	Form of Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.50 per share in connection with entering into a contract for financial advisory services.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Principal Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 14, 2012	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 14, 2012	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

4.1	Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services.

4.2	Form of Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.50 per share in connection with entering into a contract for financial advisory services.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document