Form 10-K
period 2012-06-30
PALATIN TECHNOLOGIES INC
filed 2012-09-10
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011): $13,870,532.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 7, 2012): 38,947,912.

PALATIN TECHNOLOGIES, INC.

PART I

Item 1.  Business.

Forward-looking statements

Statements in this Annual Report on Form 10-K (this Annual Report), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements which are not strictly historical statements contained in this Annual Report, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, as well as in our other Securities and Exchange Commission (SEC) filings.

In this Annual Report, references to “we,” “our,” “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of female sexual dysfunction (FSD). In addition, we have drug candidates or development programs for obesity, erectile dysfunction, pulmonary diseases, cardiovascular diseases and inflammatory diseases.

The following drug development programs are actively under development:

•	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of FSD. This drug candidate is in Phase 2B clinical trials.

•	Melanocortin receptor-based compounds for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of cardiovascular and pulmonary indications.

The following chart shows the status of our drug development programs.

We have initiated preclinical studies with new peptide drug candidates for a number of indications, primarily inflammatory disease related, and are continuing preclinical development with a next generation peptide for FSD and erectile dysfunction.

On July 3, 2012, we closed on a private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35,000,000, with net proceeds, after deducting estimated offering expenses, of approximately $34,500,000. The Series B 2012 warrants are exercisable only if our stockholders increase the number of our authorized shares of common stock, and we have certain contractual obligations, including an obligation to pay interest on Series B 2012 warrants and to redeem Series B 2012 warrants, in the event that the number of our authorized shares of common stock is not increased by specified dates. See “Risk Factors” below.

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

Melanocortin Receptor-Specific Programs

The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, pigmentation disorders and inflammation-related diseases.

Bremelanotide for Female Sexual Dysfunction (FSD). We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and activates a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone).

Ongoing Clinical Trials. The last patient has completed treatment in our ongoing Phase 2B clinical trial with bremelanotide for treatment of FSD. We anticipate database lock by the end of September and completing primary data analysis and announcing top-line results in the first-half of the fourth quarter of calendar 2012. This multicenter study is a placebo-controlled, randomized, parallel group, dose-finding trial testing three dose levels of subcutaneously administered bremelanotide in premenopausal women diagnosed with female sexual arousal disorder and/or hypoactive sexual desire disorder. The study enrolled premenopausal women across 66 sites within the United States and Canada, with patients randomized to one of three treatment arms and a placebo arm for 16 weeks of treatment. The objective of the Phase 2B trial is to measure safety and efficacy of subcutaneous doses intended for on-demand, home use. The primary efficacy endpoint is change from baseline to end of study in the number of satisfying sexual events. We can provide no assurance that the results of the Phase 2B trial will warrant continued development of bremelanotide as a treatment for FSD.

Medical Need - FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. The 1992 National Health and Social Life Survey, a probability sample study of sexual behavior in a demographically representative cohort of United States adults ages 18 to 59, found that approximately 43% of women have symptoms associated with FSD, with up to about 15% having associated personal distress required to establish a diagnosis of FSD.

There are no drugs in the United States approved for FSD indications.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of FSD.

Bremelanotide is intended for “on-demand” use and is self-administered by the patient approximately one hour prior to anticipated sexual activity. We have evaluated delivery devices and believe that bremelanotide can be used with simple and patient-friendly disposable auto-injector device. If Phase 2 clinical trials for FSD are successful, we anticipate that Phase 3 clinical trials will be conducted with a delivery device intended for commercialization.

Clinical Trials with Intranasal Formulations. We extensively studied bremelanotide for sexual dysfunction using an intranasal formulation, administered as a single spray in one nostril. Increases in blood pressure were observed in some patients receiving nasally administered bremelanotide, and this observed increase was a significant factor leading us to discontinue work on nasally administered bremelanotide. We believe that the amount of increase in blood pressure, as well as the rate of nausea and emesis (vomiting), was due, at least partially, to high doses resulting from variability in drug uptake with nasal administration. Studies showed wide variation in plasma levels of bremelanotide in patients receiving nasally administered bremelanotide.

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

Prior Clinical Trials with Subcutaneous Administration. We have completed several Phase 1 clinical studies in which blood pressure effects of subcutaneously administered bremelanotide were studied. These studies suggest that transient elevations of blood pressure are dependent on both the specific patient population and the dose administered. Our ongoing Phase 2B clinical trial, which assesses the magnitude and duration of blood pressure effect, addresses whether subcutaneous administration of selected doses of bremelanotide for treatment of FSD in premenopausal women will provide acceptable control of blood pressure effects.

Peptide Melanocortin Receptor Agonists for Treatment of Sexual Dysfunction. We have developed a series of next generation highly selective melanocortin receptor-specific peptides for treatment of sexual dysfunction. In developing these peptides, we examined effectiveness in animal models of sexual response and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these peptides may have significant commercial potential for treatment of FSD and ED.

Obesity. In 2007, we entered into an exclusive research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. In June and December 2008 and in September 2009, the agreement was amended to include additional compounds and associated intellectual property that we developed and to modify royalty rates and milestone payments. Active work under the collaboration portion of the agreement concluded in January 2010.

AstraZeneca has discontinued development of AZD2820, a subcutaneously-administered peptide melanocortin receptor partial agonist that was being developed as a single-agent therapy for the treatment of obesity. The decision to discontinue development was made after a Phase 1 clinical trial of AZD2820 was halted following a serious adverse event. Based on an investigation, it could not be excluded that the serious adverse event was linked to AZD2820, but it was determined that it was unlikely that the serious adverse event was related to melanocortin agonists as a target for treatment of obesity. AstraZeneca has a number of collaboration compounds in various stages of preclinical testing, and remains committed to the research collaboration and continued advancement of melanocortin compounds for treatment of obesity.

Obesity is a multifactorial condition with numerous biochemical components relating to satiety (feeling full), energy utilization and homeostasis. A number of different metabolic and hormonal pathways are being evaluated by companies around the world in efforts to develop better treatments for obesity. Scientific research has established that melanocortin receptors have a role in eating behavior and energy homeostasis, and that melanocortin receptor agonists can decrease food intake and induce weight loss.

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

Other Melanocortin Programs. We have initiated preclinical development programs on a number of programs utilizing peptide compounds we have developed. These programs include highly selective melanocortin-1 receptor agonists for treatment of inflammation-related diseases and disorders and melanocortin-4 receptor agonists for treatment of obesity and other indications outside the sexual dysfunction field.

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

PL-3994. PL-3994 is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (ANP), and is a natriuretic peptide receptor-A (NPR-A) agonist. PL-3994 is in development for treatment of acute exacerbations of asthma, heart failure and refractory hypertension. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL-3994 increases plasma cyclic guanosine monophosphate (cGMP) levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

PL-3994 is one of a number of natriuretic peptide receptor agonist compounds we have developed. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure, and has an extended circulation half-life compared to endogenous ANP.

PL-3994 for Acute Exacerbations of Asthma. Research over the past two decades has demonstrated potent bronchodilator effects with both systemic and inhalation administration of natriuretic peptides. NPR-A agonism is known to relax smooth muscles in airways and works through a pathway independent of the beta-2 adrenergic receptor. Preclinical testing demonstrated potent airway smooth muscle relaxation in guinea pig and human tissues using PL-3994, and animal studies in sensitized guinea pigs have demonstrated a bronchodilator effect with PL-3994 using both subcutaneous and inhalation administration.

Acute exacerbations of asthma, also called acute severe asthma, is an ongoing, unremitting asthma episode in which asthma symptoms do not adequately respond to initial bronchodilator therapy. Inhaled beta-2 adrenergic receptor agonists, such as albuterol, inhaled anticholinergic drugs, such as ipratropium, and systemic corticosteroids are primary treatments for episodes of acute exacerbations of asthma. Some patients with acute exacerbations of asthma become unresponsive to beta-2 adrenergic receptor agonists, significantly limiting treatment options and increasing risk. Patients who do not respond to initial therapy are at risk of severe complications. We intend to initially target PL-3994 as a treatment for those at risk unresponsive patients.

Emergency room visits and hospitalizations due to asthma have remained stable from 2001 to 2009, with almost 1.7 million emergency room visits and 440,000 hospitalizations attributed to asthma in 2006. In 2008, approximately 23.3 million Americans had asthma, with a projected 2010 economic cost in the United States of $20.7 billion, of which the largest single direct medical expenditure, $5.9 billion, is for prescription drugs.

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

We are exploring development of an inhalation formulation of PL-3994, including preclinical inhalation toxicity and other studies that are required to start clinical trials with an inhaled formulation of PL-3994.

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

Over 5.7 million Americans suffer from heart failure, with 670,000 new cases of heart failure diagnosed each year, with disease incidence expected to increase with the aging of the American population. Despite the treatment of heart failure with multiple drugs, almost all heart failure patients will experience at least one episode of acute heart failure that requires treatment with intravenous medications in the hospital. Heart failure has tremendous human and financial costs. For 2010 the estimated direct costs in the United States for heart failure were $39.2 billion, with heart failure constituting the leading cause of hospitalization in people over 65 years of age and with over 1.1 million hospital discharges for heart failure in 2006. Heart failure is also a high mortality disease, with approximately one-half of heart failure patients dying within five years of initial diagnosis.

We have planned a repeat dose Phase 2 clinical trial in patients hospitalized with heart failure to evaluate safety profiles in patients given repeat doses of PL-3994 as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints, but do not presently intend to initiate this trial unless we reach agreement with a partner to develop PL-3994 for this indication.

Clinical Studies with PL-3994. Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in the first quarter of calendar year 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP, a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

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

Other Natriuretic Peptide Receptor-Specific Programs. We have initiated preclinical development programs on several early stage research and discovery programs in the natriuretic peptide receptor field.

Other Programs

We previously marketed NeutroSpec®, a radiolabeled monoclonal antibody product for imaging and diagnosing infection, which is the subject of a strategic collaboration agreement with the Mallinckrodt division of Covidien Ltd. In 2007 we suspended marketing, clinical trials and securing regulatory approvals of NeutroSpec, and do not anticipate conducting any substantive work or incurring substantial expenditures on NeutroSpec over the next twelve months.

Technologies We Use

We used a rational drug design approach to discover and develop proprietary peptide, peptide mimetic and small molecule agonist compounds, focusing on melanocortin and natriuretic peptide receptor systems. Computer-aided drug design models of receptors are optimized based on experimental results obtained with peptides and small molecules that we develop, supported by conformational analyses of peptides in solution utilizing nuclear magnetic resonance spectroscopy. By integrating both technologies, we believe we are developing an advanced understanding of the factors which drive agonism.

           We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of acute exacerbations of asthma, heart failure and refractory hypertension.

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

Estimate of Amount Spent on Research and Development Activities

Research and development expenses were $13.8 million for the fiscal year ended June 30, 2012 (fiscal 2012) and $10.4 million for the fiscal year ended June 30, 2011 (fiscal 2011), of which $0.1 and $0.5 million, respectively, were borne by AstraZeneca pursuant to the research collaboration and license agreement.

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

Bremelanotide for Treatment of Female Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of FSD, for which there is no approved drug in the United States. We are aware of one drug utilizing a testosterone transdermal patch which completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but which did not show statistical separation from placebo in those trials. The company developing this drug has announced plans to initiate new Phase 3 efficacy trials. We are also aware of a non-hormone oral drug, flibanserin, investigated for treatment of premenopausal women with hypoactive sexual desire disorder. Development of this drug was terminated following failure of the FDA to approve the drug for marketing. However, this drug has been licensed to a third party, which intends to seek FDA approval. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for FSD.

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

PL-3994 for Acute Exacerbations of Asthma Indications. The asthma market is intensively competitive, with substantial competition and financial incentive to develop, market and sell drugs for treatment of asthma, with projected costs of prescription drugs of $5.9 billion in the United States in 2010. We are aware of companies developing drugs for the specific indications of either acute exacerbations of asthma or acute severe asthma, including at least one company with a drug reported to be currently in clinical trials. Certain of these drugs under development work by mechanisms of action different from the mechanisms of action of currently approved products. In addition, a number of clinical trials are conducted by hospitals, research institutes and others exploring various methods and combinations of drugs to treat acute exacerbations of asthma. There are a number of drugs and therapies currently used to treat acute exacerbations of asthma, including administration of oral or intravenous systemic steroids, use of oxygen or heliox, a mixture of helium and oxygen, nebulized short-acting beta-2 adrenergic receptor agonists, intravenous or nebulized anticholinergic agents and, for patients in or approaching respiratory arrest, intubation and mechanical ventilation. However, each of these drugs or therapies has recognized limitations or liabilities, and we believe that there remains an unmet medical need for a safe and effective treatment for acute exacerbations of asthma. We are not aware of any other company actively developing a drug to treat asthma using a natriuretic peptide receptor pathway.

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

We own patent applications on one class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2029. We also own patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own patent applications on two classes of highly selective melanocortin-1 receptor agonist peptides for treatment of inflammation-related diseases and disorders and related indications which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which have a term until 2027. Patent applications claiming the PL-3994 substance and other compounds, including precursor molecules, are pending in Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, Philippines and South Africa and before the European and Eurasian patent offices. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the United States patent claiming PL-3994 and the United States patent claiming a precursor molecule. We also own a patent application under the Patent Cooperation Treaty claiming use of PL-3994 for treatment of airway diseases, including asthma, and we intend to continue prosecution only in the United States. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We additionally have twenty-seven issued United States patents on melanocortin receptor specific peptides and small molecules, but we are not actively developing any product candidate covered by a claim of any of these patents or applications.

Under our research collaboration and license agreement with AstraZeneca, AstraZeneca is responsible for prosecution of licensed patent applications and maintenance of issued patents in the United States and other countries. AstraZeneca is prosecuting a patent application before the European and Eurasian patent offices and in the United States, Argentina, Australia, Canada, China, Cuba, the Dominican Republic, Israel, Mexico, Peru, Singapore, South Korea, Taiwan and Uruguay, among others, in its name resulting from its collaboration with us. Our employees are inventors and royalties would be payable under our agreement with AstraZeneca if a compound covered by a claim of this application is developed for commercialization. If any patent issues in the United States, the presumptive term will be until 2030. This patent application has not been examined, and we do not know the scope of patent claims that will be allowed, or whether any patents will issue. Additionally, until one or more compounds subject to the agreement with AstraZeneca are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

If trade secrets are breached, our recourse will be solely against the person who caused the secrecy breach. This might not be an adequate remedy to us because third parties other than the person who causes the breach will be free to use the information without accountability to us. This is an inherent limitation of the law of trade secret protection.

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

Before a drug product is approved by the FDA for commercial marketing, three phases of human clinical trials are usually conducted to test the safety and effectiveness of the product. Phase 1 clinical trials most typically involve testing the drug on a small number of healthy volunteers to assess the safety profile of the drug at different dosage levels. Phase 2 clinical trials, which may also enroll a relatively small number of patient volunteers, are designed to further evaluate the drug’s safety profile and to provide preliminary data as to the drug’s effectiveness in humans. Phase 3 clinical trials consist of larger, well-controlled studies that may involve several hundred or thousand patient volunteers representing the drug’s targeted population. During any of these phases, the FDA can place the clinical trial on clinical hold, or temporarily or permanently stop the clinical trials for a variety of reasons, principally for safety concerns.

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

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries may depend, in large part, on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations, health maintenance organizations (HMOs) and private insurance plans. Reimbursement by a third-party payor may depend on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective. Since reimbursement by one payor does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payor individually. Seeking such approvals is a time-consuming and costly process. Third-party payors routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and we are not sure whether third-party reimbursement will be available for our proposed products once approved, or that the reimbursement, if obtained, will be adequate. There are no approved products for treating FSD, and thus is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. Based on third-party reimbursement for approved products treating ED, we believe reimbursement will be limited for bremelanotide for treatment of FSD, assuming the product is approved by the FDA. Less than full reimbursement by governmental and other third-party payors for our proposed products may adversely affect the market acceptance of bremelanotide and other of our proposed products. Further, healthcare reimbursement systems vary from country to country, and we are not sure whether third-party reimbursement will be made available for our proposed products under any other reimbursement system.

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

Certain of our melanocortin receptor agonist product candidates are synthetic peptides, which we have primarily manufactured in-house. We have not contracted with a third-party manufacturer to produce these synthetic peptides for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

The failure of any manufacturer or supplier to comply with FDA GMPs, or to supply the drug substance and services as agreed, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely and cost effective basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

Product Liability and Insurance

Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing up to $10 million coverage in the aggregate as to certain clinical trial risks.

Employees

As of September 7, 2012, we employed 16 persons full time, of whom 9 are engaged in research and development activities and 7 are engaged in administration and management. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

We rely on contractors and scientific consultants to work on specific research and development programs. We also rely on independent organizations, advisors and consultants to provide services, including aspects of manufacturing, testing, preclinical evaluation, clinical management, regulatory strategy and market research. Our independent advisors, contractors and consultants sign agreements that provide for confidentiality of our proprietary information and that we have the rights to any intellectual property developed while working for us.

Item 1A.  Risk Factors.

Risks Relating to Our Company

We will continue to incur substantial losses over the next few years and we may never become profitable.

We have never been profitable and we may never become profitable. As of June 30, 2012, we had an accumulated deficit of $239.2 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of June 30, 2012, and giving effect to the private placement with net proceeds of $34.5 million which closed on July 3, 2012, we had cash and cash equivalents of $38.3 million, with current liabilities of $3.5 million. We believe we have sufficient currently available working capital to fund our currently planned operations through at least calendar year 2013, but our currently available working capital is not sufficient to complete required clinical trials for any of our product candidates. We will need additional funding to complete required clinical trials and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates. We expect that the Phase 3 bremelanotide clinical trial program for FSD will require significant additional resources and capital.

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

Approval of bremelanotide for treatment of FSD in premenopausal women requires determination by the FDA that the product is both safe and effective. Increases in blood pressure observed in some patients receiving nasally administered bremelanotide was a significant factor leading us to discontinue work on nasally administered bremelanotide for sexual dysfunction. Studies we have conducted with subcutaneously administered bremelanotide suggest that transient elevations of blood pressure are dependent on both the specific patient population and the dose administered. Based on these studies, we believe that bremelanotide will be effective in treating FSD at doses that do not result in unacceptable increases in blood pressure or other unacceptable adverse events. However, results obtained in later phases of clinical trials, including our Phase 2B clinical trial and any future Phase 3 clinical trial, may be inconsistent with results obtained in earlier studies, and may demonstrate an unacceptable safety profile. It is also possible that safety or efficacy results obtained in later phases of clinical trials will be inconclusive. It is not possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed or never obtained, our business and our liquidity would be adversely affected.

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

Outside the United States, our ability to market our product candidates will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community, or EC, registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficiency has been presented, a marketing authorization will be granted. If we do not obtain, or experience difficulties in obtaining, such marketing authorizations, our business and liquidity may be adversely affected.

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

We rely on outside scientific collaborators such as researchers at clinical research organizations and universities in certain areas that are particularly relevant to our research and product development plans, such as the conduct of clinical trials and associated tests. There is competition for these relationships, and we may not be able to maintain our relationships with them on acceptable terms. These outside collaborators generally may terminate their engagements with us at any time. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to conduct research on our product candidates and develop them. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these trials fail to comply with clinical trial protocols or fail to meet expected deadlines, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be adversely affected.

Our drug development programs depend on contract research organizations and other third parties over whom we have no control.

We have limited research or development staff and do not have dedicated research or development facilities, and depend on third parties, including independent contractors and preclinical contract research organizations, to conduct preclinical studies under agreements with us. These collaborators are not our employees, and we have limited control over the resources that they devote to our programs. These collaborators may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. These collaborators generally may terminate their engagements with us at any time. As a result, we can control their activities only within certain limits, and they will devote only a certain amount of their time to conduct research on our product candidates. If they do not successfully carry out their duties under their agreements with us, fail to inform us if these studies fail to comply with agreed protocols or fail to meet expected deadlines, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be adversely affected.

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

We are developing bremelanotide for FSD and may develop other melanocortin receptor agonist compounds for sexual dysfunction and other indications and PL-3994 for the treatment of asthma, heart failure and other indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our research collaboration and license agreement with AstraZeneca for our melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. Based on a serious adverse event, AstraZeneca has decided to discontinue development of AZD2820, a subcutaneously-administered peptide melanocortin-4 receptor partial agonist. AstraZeneca has a number of collaboration compounds in various stages of preclinical testing, and remains committed to the continued advancement of melanocortin agonists for treatment of obesity. If the results of further development efforts are negative or inconclusive, AstraZeneca may decide to abandon further development of this program, including terminating the agreement, by giving us notice of termination. Because much of the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects to discontinue the development of this program, we may be unable to realize the potential value of this arrangement. Compounds developed during the collaboration phase of our agreement with AstraZeneca are subject to the same payment terms as licensed compounds, but intellectual property relating to collaboration compounds is owned by AstraZeneca. If AstraZeneca does not succeed in developing collaboration compounds, we will not realize any value with respect to those compounds.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our bremelanotide clinical programs and our preclinical programs on an inhaled formulation of PL-3994 and a new peptide drug candidates for sexual dysfunction and other indications depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management who possess significant technical expertise and experience and oversee our development programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

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

Pursuant to approval by our stockholders at the annual meeting of stockholders held on May 11, 2011, we increased our authorized common stock from 40,000,000 to 100,000,000. We are seeking an increase in our authorized common stock to 200,000,000 shares, and have called a special meeting of stockholders for September 27, 2012 at which this matter will be voted on. To the extent that we sell newly authorized shares, this could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Risks Relating to Obligations in Our 2012 Private Financing

Our ability to enter into debt or equity financings is contractually limited for a period under agreements relating to our 2012 private placement of 3,873,000 shares of our common stock and warrants to purchase an aggregate of up to 67,476,531 shares of our common stock.

Under the purchase agreement and form of warrants for our 2012 private placement which closed on July 3, 2012, we cannot offer, sell or grant any of our equity securities, other than to employees, consultants, officers or directors under an approved stock plan, or enter into any debt placement except in limited circumstances, until the later of September 1, 2013 and the date our stockholders vote to increase the authorized number of shares of our common stock, or if earlier, the date no Series B 2012 warrants remain outstanding. We do not anticipate needing to raise additional funds prior to September 1, 2013 through the sale of equity securities. However, assuming our drug candidates continue advancing, we will require significant additional resources and capital at some time after September 1, 2013 for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. If our stockholders have not voted to increase the authorized number of shares of our common stock by September 1, 2013, we may not be able to raise additional funds through either equity or debt financings, may be required to curtail operations significantly, cease clinical trials and further decrease staffing levels and may not be to able continue operating as a going concern.

Under agreements relating to our 2012 private placement, we are required to allow purchasers in the 2012 private placement to participate in certain future equity and debt financings, which may restrict our ability to raise funds on acceptable terms, or at all.

For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, the purchasers have the right of first negotiation on any subsequent equity or debt financing. If we do not agree to terms of a financing with them, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. Assuming our drug candidates continue advancing, we will require significant additional resources and capital at some time for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012 private placement may make it more difficult to raise additional funding through public or private equity financings, debt financings or other sources. Such funding may not be available on acceptable terms, or at all.

Under agreements relating to our 2012 private placement, so long as any Series A 2012 or Series B 2012 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of Series A 2012 and Series B 2012 warrants.

Under the purchase agreement and form of warrants for our 2012 private placement, so long as any warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. We are also required, subject to the exercise by our board of its fiduciary duties, to take all reasonable efforts to adopt a poison pill or any other anti-takeover provision or method necessary to prevent the fundamental transaction, change of control or similar event. The application of the provisions could have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition of similar change of control more costly.

If we fail to obtain stockholder approval to increase the authorized number of shares of our common stock by specified dates, we will be required to pay interest on the value of the shares of common stock underlying the Series B 2012 warrants that cannot be issued.

In the event that we do not increase the authorized number of shares of our common stock on or prior to September 30, 2012, then until either the authorized number of shares of common stock is increased or such time as no Series B 2012 warrants remain outstanding, we are contractually obligated to pay interest semi-annually on the value of the Series B 2012 warrants at 10% per year. The value of the Series B 2012 warrants is the greater of $0.50 per share underlying the Series B 2012 warrants and the average of the dollar volume-weighted average price of our common stock for each trading day in the six month period during which interest is payable. There are Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock currently outstanding. Based upon the $0.50 minimum value per share for purposes of calculating interest, the minimum annual interest payment would be $1,774,419. There is no maximum value per share for purposes of calculating interest. If we are required to pay interest, this will reduce the amount of our capital available for development of our product candidates, and will result in expenditures that provide no economic benefit to our stockholders other than holders of Series B 2012 warrants. We have called a special meeting of stockholders for September 27, 2012 to vote on increasing the authorized number of shares of our common stock. If the stockholders approve the increase, then no interest will be payable on the Series B 2012 warrants. However, there can be no assurance that the stockholders will approve the increase at the special meeting on September 27, 2012 or ever.

If we fail to obtain stockholder approval to increase the authorized number of shares of our common stock by specified dates, we may be required to redeem the Series B 2012 warrants, which redemption is at a price related to the then current average price of our common stock.

If we have not increased the authorized number of shares of our common stock on or prior to September 30, 2012, then at any time the holders of the Series B 2012 warrants may deliver a “Put Notice” to us. This Put Notice requires that we, on June 30, 2013 or within five days of any later date when a Put Notice is delivered, redeem all or a part of any Series B 2012 warrant. To redeem, we must pay the holder an amount equal to the number of shares underlying the Series B 2012 warrant to be redeemed multiplied by the average of the highest ten consecutive day dollar volume-weighted average price of our common stock at any time after July 3, 2012 and until the later of June 30, 2013 or the date the Put Notice is delivered to us. The following table illustrates the redemption price payable, if the holders of Series B 2012 warrants have delivered a Put Notice as to all Series B 2012 warrants, and if the stockholders have not increased the authorized number of shares of common stock by June 30, 2013.

Redemption Price of All Series B 2012 Warrants (35,488,380 Shares)
Highest 10-Day Price of Common Stock	Redemption Price
$0.50	$17,744,190
$0.75	$26,616,285
$1.00	$35,488,380
$2.00	$70,976,760

The holder of a Series B 2012 warrant can deliver a Put Notice as to any portion of that Series B 2012 warrant. Thus, a holder could deliver a Put Notice as to a portion of its Series B 2012 warrant and, after June 30, 2013, compel redemption as to the specified portion, and could continue to hold the remaining portion of the Series B 2012 warrant. The portion of the Series B 2012 warrant which is not redeemed pursuant to the Put Notice will continue accruing interest, and the holder can thereafter, at any time, deliver a Put Notice as to the remaining portion of the Series B 2012 warrant. At any time after a Put Notice is delivered and until the redemption price is paid, the holder may withdraw a Put Notice and may thereafter deliver another Put Notice. If the ten consecutive day dollar volume-weighted price of our common stock increases prior to delivering a subsequent Put Notice, then that higher price will be used to calculate the price to redeem the Series B 2012 warrant shares. The redemption price is a function solely of the ten consecutive day dollar volume-weighted price of our common stock, and there is no upper limit on the redemption price. We may not have sufficient funds to pay redemption prices when due, and in that event will not be able to continue operating as a going concern. If we have sufficient funds to pay the redemption prices, this will reduce the amount of our capital available for development of our product candidates, and will result in expenditures that provide no economic benefit to our stockholders other than holders of Series B 2012 warrants. We have called a special meeting of stockholders for September 27, 2012 to vote on increasing the authorized number of shares of our common stock. If the stockholders approve the increase, then the Series B 2012 warrants will no longer be subject to redemption at the option of the holder. However, there can be no assurance that the stockholders will approve the increase at the special meeting on September 27, 2012 or ever.

Until our stockholders increase the number of authorized shares of our common stock, under Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging,” the portion of the Series B 2012 warrants above the then authorized level of our common stock will be required to be classified as a liability and carried at their current fair value on our balance sheet and financial statements.

Until our stockholders increase the number of authorized shares of our common stock, under Financial Accounting Standards Board Accounting Standards Codification Topic 815, “Derivatives and Hedging,” the portion of the Series B 2012 warrants above the then authorized level of our common stock will be required to be classified as a liability and carried at their current fair value on our balance sheet. We will be required to calculate the then current fair value of the Series B 2012 warrants each quarter, and classify this amount as a liability, with the change in fair value recorded as income or expense in our statement of operations. The fair value will be calculated by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of our common stock by the closing price of our common stock on the last day in the relevant quarter or other period less the exercise price of $0.01 per share. When the stockholders increase the number of authorized shares of our common stock, the Series B 2012 warrants will cease to be classified as a liability, and the then fair value of the warrant liability will be reclassified into stockholders’ equity. The following table shows the aggregate fair value as of July 3, 2012 (the closing date of the private placement offering) and hypothetically for June 30, 2013. This table assumes that all Series B 2012 warrants are above the then authorized level of our common stock, and assumes, solely for purposes of illustration, that the closing common stock price per share at June 30, 2013 is $1.00. The $1.00 closing price per share at June 30, 2013 is only an example, and the actual common stock price per share may be materially different.

	July 3, 2012	June 30, 2013
Aggregate fair value	$17,034,422	$35,133,496
Exercise price	$0.01	$0.01
Common stock price (per share)	$0.49	$1.00

As can be seen from this table, and assuming that the closing price of our common stock at June 30, 2013 is $1.00, we would be required to carry the aggregate fair value of $35,133,496 as a liability on our balance sheet. That amount will directly decrease our stockholders’ equity, and based on our projections, will cause our stockholders’ equity to fall below $6,000,000. If our stockholders’ equity falls below $6,000,000 in any quarter, we will no longer be in compliance with continued listing standards of the principal exchange on which our common stock trades, NYSE MKT (formerly NYSE Amex). If we are not in compliance with continued listing standards, our common stock may be delisted from NYSE MKT. If we are delisted, then our common stock will trade, if at all, only on the over-the-counter market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. Delisting of our common stock from NYSE MKT could also further depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Delisting from NYSE MKT could also have other negative results, including the potential loss of confidence by suppliers and employees, the loss of institutional investor interest and fewer business development opportunities.

We have called a special meeting of stockholders for September 27, 2012 to vote on increasing the authorized number of shares of our common stock. If the stockholders approve the increase, then the Series B 2012 warrants will no longer be classified as a liability, and the then fair value of the warrant liability will be reclassified into stockholders’ equity. However, there can be no assurance that the stockholders will approve the increase at the special meeting on September 27, 2012 or ever.

Risks Relating to Owning Our Common Stock

As of September 7, 2012, there were 59,892,435 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants (excluding 35,488,380 shares underlying Series B 2012 warrants – see the paragraph below the bullet list). Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 7, 2012, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	52,834 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•	2,758,633 shares issuable on the exercise of stock options, at exercise prices ranging from $0.65 to $42.10 per share;

•	472,500 shares issuable under restricted stock units which vest on dates between June 22, 2013 and July 17, 2014, subject to the fulfillment of service conditions; and

•	56,608,468 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $4.12 per share.

In addition to the securities listed above, in the private placement which closed July 3, 2012 we issued Series B 2012 warrants to purchase up to 35,488,380 shares of common stock at $0.01 per share. These warrants will not be exercisable unless and until we increase our authorized capital (the maximum number of shares of common stock that we can issue). We have called a special meeting of stockholders for September 27, 2012 to vote on approving an increase. If the stockholders approve the increase, then the Series B 2012 warrants will become exercisable. In that case, a total of 95,380,815 shares will be issuable on conversion, exercise or vesting of these dilutive securities.

        If the holders convert, exercise or receive these securities, or similar dilutive securities we may issue in the future, stockholders may experience dilution in the net tangible book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale substantially all of the underlying shares listed above. Holders of registered underlying shares could resell the shares immediately upon issuance, which could result in significant downward pressure on our stock price.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	whether our stockholders approve an increase in our authorized common stock, such that we avoid interest payments and certain other contractual obligations relating to our Series B 2012 warrants;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in financial estimates by securities analysts; and

•	sales of our common stock.

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

For the 12 month period ended August 31, 2012, the price of our stock has been volatile, ranging from a high of $1.20 per share to a low of $0.39 per share.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in 2015. The leased property is in good condition.

Item 3.  Legal Proceedings.

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any such claims or proceedings that, if decided adversely to us, would either individually or in the aggregate have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Mine Safety Disclosures.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT (formerly NYSE Amex) since July 1, 2010. Prices per share of our common stock have been adjusted for the one-for-ten reverse stock split on September 27, 2010 on a retroactive basis.

FISCAL YEAR ENDED JUNE 30, 2012	HIGH	LOW
Fourth Quarter	$0.77	$0.40
Third Quarter	0.75	0.39
Second Quarter	0.73	0.39
First Quarter	1.28	0.50

FISCAL YEAR ENDED JUNE 30, 2011	HIGH	LOW
Fourth Quarter	$1.38	$0.79
Third Quarter	1.45	0.78
Second Quarter	1.90	0.84
First Quarter	2.40	1.26

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

Holders of common stock. On September 7, 2012, we had approximately 225 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.64 per share.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on September 7, 2012, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

So long as the purchasers in our 2012 private placement own at least 20% of our outstanding common stock, calculated as if any warrants held by the purchasers were exercised, we may not declare or pay any dividend or make any distribution to holders of any class of stock or stock rights.

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

The $10.0 million upfront payment received in January 2007 under the AstraZeneca agreement and the additional $5.0 million received pursuant to the September 2009 amendment have been recognized as revenue over the period ended January 2010, the completion of the research collaboration portion of the licensing and research collaboration agreement.

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

Results of Operations

Year Ended June 30, 2012 Compared to the Year Ended June 30, 2011:

Revenue – For the fiscal year ended June 30, 2012 (fiscal 2012), we recognized $0.1 million in revenue, compared to $1.5 million for the fiscal year ended June 30, 2011 (fiscal 2011). Revenue from AstraZeneca for fiscal 2012 and fiscal 2011 consisted of $0.1 million and $0.5 million, respectively, of reimbursement of development costs and per-employee compensation, earned at the contractual rate. Fiscal 2011 revenue also included $1.0 million of federal grants under the Patient Protection and Affordable Care Act of 2010.

Research and Development – Research and development expenses increased to $13.8 million for fiscal 2012 compared to $10.4 million for fiscal 2011. This increase is primarily the result of costs relating to our on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, which commenced in June 2011.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonists, obesity, NeutroSpec and other preclinical programs were $9.9 million and $3.9 million in fiscal years 2012 and 2011, respectively. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which decreased to $3.9 million for fiscal 2012 compared to $6.5 million for fiscal 2011. This decrease is the result of reducing staffing levels pursuant to our strategic decision announced in September 2010 to focus resources and efforts on clinical trials of bremelanotide and PL-3994 and preclinical development of an inhaled formula of PL-3994 and a new peptide drug candidate for sexual dysfunction.

       Cumulative spending from inception to June 30, 2012 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which includes PL-3994, other peptide melanocortin agonists, obesity and other discovery programs) amounts to approximately $154.7 million, $55.6 million and $59.4 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses increased to $5.0 million for fiscal 2012 compared to $4.8 million for fiscal 2011. This increase is primarily the result of increases in stock-based compensation and professional fees.

Income Tax Benefit – Income tax benefits of $1.1 million in fiscal 2012 and $0.6 million in fiscal 2011 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

Year Ended June 30, 2011 Compared to the Year Ended June 30, 2010:

Revenue – For fiscal 2011, we recognized $1.5 million in revenue, which includes $1.0 million of federal grants under the Patient Protection and Affordable Care Act of 2010, compared to $14.2 million for the fiscal year ended June 30, 2010 (fiscal 2010).

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

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonists, obesity, NeutroSpec and other preclinical programs were $3.9 million and $4.1 million in fiscal years 2011 and 2010, respectively. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD and secondarily to the identification and optimization of lead compounds and to study the effects of melanocortin receptor-specific compounds on food intake, obesity and other metabolic parameters and preclinical studies and a Phase 1 trial with subcutaneously administered bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

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

During fiscal 2012, we used $15.5 million of cash for our operating activities, compared to $11.0 million used in fiscal 2011 and $5.7 million used in fiscal 2010. Higher net cash outflows from operations in fiscal 2012 and 2011 resulted primarily from lower revenues and the increased costs relating to our on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. Net cash outflows from operations in fiscal 2010 were favorably impacted by the decrease in research and development expenses and the receipt of $5.0 million in additional payments from AstraZeneca. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During fiscal 2012, cash provided by investing activities consisted mainly of $0.5 million from the sale of supplies and equipment. During fiscal 2011, cash provided by investing activities was $3.4 million from the sale of available-for-sale investments. During fiscal 2010, cash provided by investing activities consisted mainly of $45,000 from the sale of supplies and equipment.

During fiscal 2012, net cash used in financing activities was $35,000, consisting entirely of payments on capital lease obligations. During fiscal 2011, cash provided by financing activities was approximately $21.0 million, primarily from net proceeds pursuant to the completion of our firm commitment public offering that closed on March 1, 2011 offset by payments on capital lease obligations of $23,000 and payment of withholding taxes related to restricted stock units of $26,000. The offering consisted of the sale of 23,000,000 units at a price to the public of $1.00 per unit. The units consisted of 23,000,000 shares of our common stock, Series A 2011 warrants to purchase up to 2,000,000 shares of our common stock, and Series B 2011 warrants to purchase up to 21,000,000 shares of our common stock. During fiscal 2010, net cash provided by financing activities was $6.7 million, primarily reflecting the aggregate net proceeds of approximately $7.0 million from the sales in August 2009, February 2010 and June 2010 of 948,485 units, 962,963 units and 1,000,000 units, respectively, in registered direct offerings. Each unit from the August 2009 offering consisted of one share of common stock and a five-year warrant to purchase 0.35 shares of common stock. Each unit from the February 2010 offering consisted of one share of common stock, a Series A warrant exercisable for 0.33 shares of our common stock and a Series B warrant exercisable for 0.33 shares of common stock.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2012, our cash and cash equivalents were $3.8 million and our current liabilities were $3.5 million. In addition, on July 3, 2012, we closed on a $35.0 million private placement. The offering consisted of the sale of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Funds under the management of QVT Financial LP paid $0.50 for each share of common stock and $0.49 for each Series A 2012 warrant and each Series B 2012 warrant, with the warrants exercisable at $0.01 per share. The net proceeds to us after deducting the offering expenses were $34.5 million (See Note 12 to the consolidated financial statements included in this Annual Report).

We have certain contractual obligations, including an obligation to pay interest on Series B 2012 warrants and to redeem Series B 2012 warrants, in the event that the number of our authorized shares of common stock is not increased by specified dates. If the authorized number of shares of common stock is not increased by September 30, 2012, we are required to commence paying 10% per year interest on the fair value of shares underlying the Series B 2012 warrants, with a minimum value determination of $0.50 per share, which would result in a minimum annual interest payment of $1.8 million. If the authorized number of shares of common stock is not increased by June 30, 2013, the holders of Series B 2012 warrants can compel redemption of all or a portion of Series B 2012 warrants at the average of the highest ten consecutive day dollar volume-weighted price average price of our common stock. The redemption amount payable is a function solely of the ten consecutive day dollar volume-weighted price of our common stock, and there is no upper limit on the redemption price. We may not have sufficient funds to pay redemption prices when due, and in that event will not be able to continue operating as a going concern. If we have sufficient funds to pay the redemption prices, this will reduce the amount of our capital available for development of our product candidates, and will result in expenditures that provide no economic benefit to our stockholders other than holders of Series B 2012 warrants. We have called a special meeting of stockholders for September 27, 2012 to vote on increasing the authorized number of shares of our common stock. If the stockholders approve the increase, then no interest will be payable on the Series B 2012 warrants, and the Series B 2012 warrants will no longer be subject to redemption. However, there can be no assurance that the stockholders will approve the increase at the special meeting on September 27, 2012 or ever.

Assuming stockholder approval of the increase in authorized common stock, we believe that our cash and cash equivalents as of June 30, 2012, together with the net proceeds from private placement with net proceeds of $34.5 million, are adequate to fund our planned operations, including completion of our Phase 2B clinical trial with bremelanotide for FSD, through at least calendar year 2013. Over the next twelve months we intend to focus efforts on preparing for our Phase 3 clinical trial with bremelanotide for FSD, assuming that results of the Phase 2B trial support advancing the program, conducting preclinical research on one or more peptide melanocortin agonists for sexual dysfunction and other indications, conducting preclinical research on peptide melanocortin agonists for inflammatory disease related indications, and development and testing of an inhaled formulation of PL-3994. If stockholders do not approve the increase in authorized common stock by September 30, 2012, we are contractually obligated to pay interest semi-annually on the value of the Series B 2012 warrants at 10% per year, with minimum annual interest payments of $1.8 million, and a maximum depending on the average dollar volume-weighted price of our common stock. If stockholders do not approve the increase in authorized common stock by June 30, 2013, holders of Series B 2012 warrants can require redemption of all or a part of those warrants at a price determined by the ten consecutive day dollar volume-weighted price of our common stock. We cannot predict the redemption price or the number of warrants, if any, which holders will seek to redeem, or whether we will have sufficient funds to pay redemption prices when and if due.

Our current cash and cash equivalents are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, including bremelanotide for FSD, or other sources. However, sufficient additional funding to support operations past calendar year 2013, including Phase 3 clinical trials with bremelanotide, may not be available on acceptable terms or at all. If additional funding is not available, we will be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2012:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Facility operating leases	$819,576	$346,906	$472,670	$-	$-
Capital lease obligations	45,353	24,738	20,615	-	-
Total contractual obligations	$864,929	$371,644	$493,285	$-	$-

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

Table of Contents
Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations and will require substantial additional financing to continue to fund its planned development activities. In July 2012 the Company closed on a $35,000,000 private placement. In connection therewith, the Company has certain contractual obligations in the event that the number of its authorized shares of common stock is not increased by June 30, 2013, including an obligation to redeem certain warrants upon request by the investors at the then fair value of the underlying common stock. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also disclosed in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 10, 2012

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,827,198	$18,869,639
Accounts receivable	27,631	131,149
Restricted cash	350,000	-
Prepaid expenses and other current assets	532,010	261,947
Total current assets	4,736,839	19,262,735

Property and equipment, net	318,653	1,305,331
Restricted cash	-	350,000
Other assets	324,992	254,787
Total assets	$5,380,484	$21,172,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$22,277	$34,923
Accounts payable	294,894	496,908
Accrued expenses	2,706,496	1,854,007
Accrued compensation	433,333	374,094
Unearned revenue	-	46,105
Total current liabilities	3,457,000	2,806,037

Capital lease obligations	19,909	42,186
Deferred rent	72,677	132,855
Total liabilities	3,549,586	2,981,078

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,997 shares as of June 30, 2012 and 2011, respectively	50	50
Common stock of $0.01 par value – authorized 100,000,000 shares;
issued and outstanding 34,900,591 shares as of June 30, 2012 and 2011, respectively	349,006	349,006
Additional paid-in capital	240,725,127	239,832,826
Accumulated deficit	(239,243,285)	(221,990,107)
Total stockholders’ equity	1,830,898	18,191,775
Total liabilities and stockholders’ equity	$5,380,484	$21,172,853

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2012	2011	2010

REVENUES:
License and contract	$73,736	$497,540	$14,180,727
Grant	-	977,917	-
Total revenues	73,736	1,475,457	14,180,727

OPERATING EXPENSES:
Research and development	13,813,376	10,377,019	12,293,910
General and administrative	5,045,741	4,751,824	4,901,203
Total operating expenses	18,859,117	15,128,843	17,195,113

Loss from operations	(18,785,381)	(13,653,386)	(3,014,386)

OTHER INCOME (EXPENSE):
Investment income	32,133	99,258	141,635
Interest expense	(10,411)	(10,606)	(13,165)
Increase in fair value of warrants	-	(2,266)	-
Gain on sale of securities	-	119,346	-
Gain (loss) on disposition of supplies and equipment	442,248	(5,666)	95,000
Total other income, net	463,970	200,066	223,470

Loss before income taxes	(18,321,411)	(13,453,320)	(2,790,916)
Income tax benefit	1,068,233	637,391	998,408

NET LOSS	$(17,253,178)	$(12,815,929)	$(1,792,508)

Basic and diluted net loss per common share	$(0.49)	$(0.64)	$(0.18)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	20,084,022	9,861,215

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2009	4,997	$50	8,666,290	$86,663	$210,492,345	$116,111	$(207,381,670)	$3,313,499
Sale of common stock units, net of costs	-	-	2,911,448	29,114	6,931,491	-	-	6,960,605
Exercise of options	-	-	6,725	67	11,371	-	-	11,438
Stock-based compensation	-	-	172,500	1,725	966,836	-	-	968,561
Payment of withholding taxes related to
restricted stock units	-	-	(54,145)	(541)	(165,320)			(165,861)
Comprehensive loss:
Unrealized gain on investments	-	-	-	-	-	22,539	-	22,539
Net loss	-	-	-	-	-	-	(1,792,508)	(1,792,508)
Total comprehensive loss								(1,769,969)
Balance, June 30, 2010	4,997	50	11,702,818	117,028	218,236,723	138,650	(209,174,178)	9,318,273
Stock split adjustment for fractional shares	-	-	(46)	-	-	-	-	-
Sale of common stock units, net of costs	-	-	23,000,000	230,000	15,688,150	-	-	15,918,150
Reclassification of warrants from liability
to equity	-	-	-	-	5,115,130	-	-	5,115,130
Exercise of warrants	-	-	32,200	322	64,078	-	-	64,400
Stock-based compensation	-	-	183,500	1,835	754,762	-	-	756,597
Payment of withholding taxes related to
restricted stock units	-	-	(17,881)	(179)	(26,017)	-	-	(26,196)
Realized gain on sale of securities	-	-	-	-	-	(119,346)	-	(119,346)
Comprehensive loss:
Unrealized loss on investments	-	-	-	-	-	(19,304)	-	(19,304)
Net loss	-	-	-	-	-	-	(12,815,929)	(12,815,929)
Total comprehensive loss								(12,835,233)
Balance, June 30, 2011	4,997	50	34,900,591	349,006	239,832,826	-	(221,990,107)	18,191,775
Stock-based compensation	-	-	-	-	892,301	-	-	892,301
Net loss	-	-	-	-	-	-	(17,253,178)	(17,253,178)
Balance, June 30, 2012	4,997	$50	34,900,591	$349,006	$240,725,127	$-	$(239,243,285)	$1,830,898

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,253,178)	$(12,815,929)	$(1,792,508)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	949,542	1,138,183	1,269,413
Loss (gain) on sale/disposition of supplies
and equipment	(442,248)	5,666	(95,000)
Gain on sale of available-for-sale investments	-	(119,346)	-
Stock-based compensation	892,301	756,597	968,561
Amortization of deferred revenue	-	-	(11,905,553)
Increase in fair value of warrants	-	2,266	-
Changes in operating assets and liabilities:
Accounts receivable	103,518	(128,270)	505,649
Prepaid expenses, restricted cash and other assets	(340,268)	263,280	92,174
Accounts payable	(202,014)	341,113	(50,568)
Accrued expenses, compensation and deferred rent	851,550	(519,899)	278,088
Deferred revenues	-	-	5,000,000
Unearned revenue	(46,105)	46,105	-
Net cash used in operating activities	(15,486,902)	(11,030,234)	(5,729,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceed from sale of available-for-sale investments	-	3,442,885	-
Proceeds from sale of supplies and equipment	494,384	5,300	45,000
Purchases of property and equipment	(15,000)	-	(6,995)
Net cash provided by investing activities	479,384	3,448,185	38,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(34,923)	(22,960)	(87,675)
Payment of withholding taxes related to restricted
stock units	-	(26,196)	(165,861)
Proceeds from sale of common stock units and exercise
of common stock options and warrants	-	21,095,414	6,972,043
Net cash provided by (used in) financing activities	(34,923)	21,046,258	6,718,507

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(15,042,441)	13,464,209	1,026,768

CASH AND CASH EQUIVALENTS, beginning of year	18,869,639	5,405,430	4,378,662

CASH AND CASH EQUIVALENTS, end of year	$3,827,198	$18,869,639	$5,405,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,984	$10,606	$13,165
Equipment acquired under financing arrangements	-	66,115	-
Unrealized gain (loss) on available-for-sale investments	-	(19,304)	22,539

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

(1)           ORGANIZATION:

Nature of Business – Palatin Technologies, Inc. (Palatin or the Company) is a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, pigmentation disorders and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of acute asthma, heart failure, hypertension and other cardiovascular diseases.

The Company’s primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for obesity, erectile dysfunction, pulmonary diseases, cardiovascular diseases and inflammatory diseases. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome, with drug candidates in preclinical evaluation.

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of June 30, 2012 and incurred a net loss for fiscal 2012. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As discussed in Note 12, on July 3, 2012, the Company closed on a $35,000,000 private placement. The offering consisted of the sale of 3,873,000 shares of the Company’s common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of the Company’s common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of the Company’s common stock. The net proceeds to the Company after deducting the offering expenses were $34,500,000. The Series B 2012 warrants are exercisable only if the Company’s stockholders increase the number of the Company’s authorized shares of common stock, and the Company has certain contractual obligations in the event that the number of its authorized shares of common stock is not increased by specified dates, including an obligation to pay interest on Series B 2012 warrants and to redeem, on demand, Series B 2012 warrants. The redemption price is a function solely of the ten consecutive day dollar volume-weighted price of the Company’s common stock, and there is no upper limit on the redemption price. The Company may not have sufficient funds to pay redemption prices when due, and in that event will not be able to continue operating as a going concern.

The Company has called a special meeting of stockholders for September 27, 2012 to vote on increasing the authorized number of shares of our common stock. If the stockholders approve the increase, then the Series B 2012 warrants will no longer be subject to redemption at the option of the holder. However, there can be no assurance that the stockholders will approve the increase at the special meeting on September 27, 2012, or ever.

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount or classification of liabilities that might result from the outcome of this uncertainty.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

The Company intends to utilize existing capital resources for general corporate purposes and working capital, including its clinical trial program with bremelanotide for FSD, preclinical and clinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical and clinical development of other portfolio products.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For each of the years in the three-year period ended June 30, 2012, all license and contract revenues were from AstraZeneca.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $3,344,146 and $18,383,284 in a money market fund at June 30, 2012 and 2011, respectively. Restricted cash secures a letter of credit for a security deposit on a lease.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

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

During the years ended June 30, 2012, 2011 and 2010, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,068,233, $637,391, and $998,408, respectively, in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance stating that non-vested share-based payment awards that include non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are considered participating securities, and the two-class method of computing EPS is required for all periods presented.

The Company’s outstanding shares of Series A Convertible Preferred stock contain rights that entitle the holder to a special dividend or distribution of $100 per share before the Company can pay dividends or make distributions to the common stockholders. The outstanding share-based compensation awards do not include non-forfeitable rights to dividends. Accordingly, only the outstanding Series A Convertible Preferred stock is considered a participating security and must be included in the computation of EPS. The provisions of ASC Topic 260 relating to the two-class method of computing EPS did not impact the basic and diluted EPS for the years ended June 30, 2012, 2011 or 2010, as the Company incurred a net loss in each period.

As of June 30, 2012, 2011 and 2010, there were 27,179,180, 27,130,580, and 2,569,695 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants and the vesting of restricted stock units, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $73,736, $497,540, and $1,082,762, respectively, as revenue in the years ended June 30, 2012, 2011 and 2010 under these clinical trial sponsored research agreements.

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

The Company has determined that the license agreement and research services should be evaluated together as a single unit for purposes of revenue recognition. Accordingly, the aggregate payments of $15,000,000 have been recognized as revenue over the period ended January 2010. For the year ended June 30, 2010, the Company recognized as revenue $10,972,219 related to these aggregate payments. Per-employee compensation from AstraZeneca for research services was recognized as earned at the contractual rate, which approximates the fair value of such services. Revenue recognized for research services for the year ended June 30, 2010 was $2,125,746. Payments received upon the attainment of substantive milestones are recognized as revenue when earned.

(4)           FAIR VALUE MEASUREMENTS

The fair value of cash equivalents are classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Quoted prices in active markets (Level 2)	Quoted prices in active markets (Level 3)
June 30, 2012:
Assets:
Money Market Fund	$3,344,146	$3,344,146	$-	$-
June 30, 2011:
Assets:
Money Market Fund	$18,383,284	$18,383,284	$-	$-

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

(5)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2012	2011
Office equipment	$1,157,553	$1,725,732
Laboratory equipment	317,418	3,982,991
Leasehold improvements	7,088,462	7,088,462
	8,563,433	12,797,185
Less: Accumulated depreciation and amortization	(8,244,780)	(11,491,854)
	$318,653	$1,305,331

In connection with the lease expiration in July 2012 on the Company’s 28,000 square foot facility and the process of decommissioning the research laboratory, the Company sold most of its laboratory equipment and some office equipment for $494,384 during the year ended June 30, 2012. The laboratory equipment, some of which consisted of assets acquired under capital leases, had a cost basis of $3,665,573 and accumulated depreciation/amortization of $3,613,437. In addition, the Company disposed of fully depreciated office equipment with a cost basis of $583,179.

The aggregate cost of assets acquired under capital leases was $152,765 as of June 30, 2012 and $1,008,088 as of June 30, 2011. Accumulated amortization associated with assets acquired under capital leases was $100,975 as of June 30, 2012 and $868,285 as of June 30, 2011.

(6)           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2012	2011
Clinical study costs	$1,752,392	$834,521
Other research related expenses	253,968	124,819
Deferred rent, current portion	37,217	391,817
Professional services	444,601	175,500
Insurance premiums payable	130,973	131,631
Other	87,345	195,719
	$2,706,496	$1,854,007

(7)           COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company currently leases facilities under two non-cancelable operating leases, one of which expired in July 2012 and the other expires in June 2015. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2013	$346,906
2014	236,335
2015	236,335
$819,576

For the years ended June 30, 2012, 2011 and 2010, rent expense was $915,469, $1,242,708, and $1,520,807, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

 Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2012 are as follows:

Year Ending June 30,
2013	$24,738
2014	20,615
45,353
Amount representing interest	(3,167)
Net	$42,186

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

License Agreements – The Company has license agreements related to NeutroSpec, a radiolabeled monoclonal antibody product for which the Company has suspended marketing, clinical trials and securing regulatory approvals, that require royalty payments on commercial net sales and payments of up to $2,250,000 contingent on the achievement of specified cumulative net margins on sales. No royalty payments or other contingent amounts will be payable under these agreements unless the Company recommences sales and marketing of NeutroSpec. The Company does not expect to make any such contingent payments during the next twelve months.

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2012, 2011 and 2010, Company contributions were $124,351, $153,780, and $221,599, respectively.

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

(9)           STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2012, 4,997 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2012, the Series A Conversion Price was $18.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 5 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $499,700 in the aggregate as of June 30, 2012. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

Common Stock Transactions – On March 1, 2011, the Company closed on a firm commitment public offering in which the Company sold 23,000,000 shares of its common stock, Series A 2011 warrants to purchase up to 2,000,000 shares of its common stock, and Series B 2011 warrants to purchase up to 21,000,000 shares of its common stock. The Series A 2011 warrants are exercisable starting March 1, 2011 at an exercise price of $1.00 per share and are exercisable at any time until March 1, 2016. The Series B 2011 warrants become exercisable starting on March 2, 2012 at an exercise price of $1.00 per share and are exercisable at any time until March 2, 2017.

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

	March 1, 2011	May 11, 2011
Aggregate fair value	$5,112,864	$5,115,130
Exercise price	$1.00	$1.00
Expected volatility	105%	106%
Remaining contractual term (years)	6	5.83
Risk-free interest rate	2.47%	2.22%
Expected dividend yield	0%	0%
Common stock price (per share)	$0.86	$0.88

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

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

Outstanding Stock Purchase Warrants – As of June 30, 2012, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
100,000	$ 0.50	July 24, 2012
50,000	2.50	November 26, 2012
48,148	3.38	November 26, 2012
47,424	4.13	November 26, 2012
317,776	3.00	August 30, 2013
50,000	0.75	January 24, 2014
331,969	3.30	August 12, 2014
50,000	0.60	November 9, 2014
50,000	1.00	November 9, 2014
100,000	1.50	November 9, 2014
575,000	1.00	February 23, 2016
2,000,000	1.00	March 1, 2016
21,000,000	1.00	March 2, 2017
24,720,317

During the year ended June 30, 2012, the Company issued warrants to consultants to purchase up to 350,000 shares of the Company’s common stock as part of their compensation. These warrants vest at various times and under certain conditions through November 2012. As of June 30, 2012, the Company recorded stock-based compensation related to these warrants of $41,134.

In August 2010, the Company received $64,400 and issued 32,200 shares of common stock pursuant to the exercise of warrants at an exercise price of $2.00 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 3,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2012, 1,908,796 shares were available for grant under the 2011 Stock Incentive Plan.

The Company also has outstanding options that were granted under a previous plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
The following table summarizes option activity for the years ended June 30, 2012, 2011 and 2010:

	2012		2011		2010
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,231,898	$4.05	957,374	$13.20	882,862	$16.60
Granted	75,000	0.65	1,576,275	0.93	174,276	2.60
Forfeited	(90,870)	3.64	(234,951)	10.02	(34,303)	16.00
Exercised	-	-	-	-	(6,725)	1.70
Expired	(34,175)	33.07	(66,800)	41.14	(58,736)	34.10
Outstanding at end of year	2,181,853	3.50	2,231,898	4.05	957,374	13.20
Exercisable at end of year	1,323,965	5.10	809,918	9.28	631,313	18.00
Weighted average grant-date fair value of options granted during the year		$0.47		$0.77		$2.20

The intrinsic value of options exercised in the year ended June 30, 2010 was $7,998.

The following table summarizes options outstanding as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end of year	2,181,853	$3.50	7.7	$-
Options vested and exercisable at end of year	1,323,965	$5.10	7.1	$-
Unvested options expected to vest	786,274	$1.04	8.8	$-

The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2012, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 103%, 0%, 5.0 years and 0.92%, respectively. For grants during the year ended June 30, 2011, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 100%, 0%, 8.7 years and 2.9%, respectively. For grants during the year ended June 30, 2010, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 96%, 0%, 8.1 years and 3.2%, respectively. Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2012, 2011 and 2010 the Company recorded stock-based compensation related to stock options of $533,445, $437,480 and $633,532, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2012, there was $547,627 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 stock plan. The Company will amortize the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 months ending July 2016.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2012, 2011 and 2010:

	2012	2011	2010
Outstanding at beginning of year	500,000	-	172,500
Granted	-	705,000	-
Forfeited	-	(21,500)	-
Vested	(250,000)	(183,500)	(172,500)
Outstanding at end of year	250,000	500,000	-

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $317,722 and $7,167, respectively, of stock-based compensation expense related to these restricted stock units during the years ended June 30, 2012 and 2011, respectively.

In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan of which 183,500 shares of common stock vested during fiscal 2011 with the balance forfeited. The Company recognized $311,950 of stock-based compensation expense related to these restricted stock units during the year ended June 30, 2011.

In October 2006, the Company made grants of restricted stock units to three executive officers for an aggregate of 97,500 shares of common stock. Under the original vesting conditions, 32,500 shares vested if the quoted market price of Palatin’s common stock was $40.00 or more for 20 consecutive trading days, an additional 32,500 shares vested if the quoted market price of Palatin’s common stock was $60.00 or more for 20 consecutive trading days and the remaining 32,500 shares vested if the quoted market price of Palatin’s common stock was $80.00 or more for 20 consecutive trading days. The fair value of the restricted stock units was estimated at the grant date using a lattice-type model. The Company’s assumptions for expected volatility, dividends and risk-free rate were 80%, 0% and 4.56%, respectively. The expected volatility was based on the Company’s historical volatility and the risk-free rate was based on U.S. Treasury yields for securities with terms approximating the contractual term of the units. The aggregate fair value of the units at the date of grant was $1,846,000, which was recognized over a weighted-average period ended December 31, 2009. For the year ended June 30, 2010, the Company recognized $201,500 of stock-based compensation expense related to these restricted stock units.

 In March 2008, the Company’s Compensation Committee revised the vesting conditions of the above restricted stock units granted to the three executive officers. Under the revised conditions, the restricted stock units granted to each of the executive officers became fully vested in March 2010. The restricted stock unit agreements require that each executive officer retain ownership of at least 33% of the stock received for the duration of the executive’s employment with the Company unless there is a change in control or for hardship as determined by the Board of Directors. In addition to the original grant-date fair value of these awards, the Company recognized an incremental fair value adjustment to these restricted stock units, totaling $273,000, on a straight-line basis through March 2010. For the year ended June 30, 2010 the Company recognized an additional $102,375 of stock-based compensation expense related to these restricted stock units.

In December 2008, the Company granted restricted stock units to its executive officers under the Company’s 2005 Stock Plan totaling 75,000 shares of common stock. The restricted stock units vested on December 31, 2009. The Company amortized the fair value of these restricted stock units, totaling $67,500, on a straight-line basis through December 31, 2009. For the year ended June 30, 2010 the Company recognized $31,154 as stock-based compensation expense related to these restricted stock units.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

In connection with the vesting of restricted share units during the years ended June 30, 2011 and 2010, the Company withheld 17,881 and 54,145 shares with aggregate values of $26,196 and $165,861, respectively, in satisfaction of minimum tax withholding obligations.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 stock plan. The Company will amortize the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014.

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

As of June 30, 2012, the Company had federal and state net operating loss carryforwards of approximately $214,000,000 and $115,000,000, respectively, which expire between 2012 and 2032 if not utilized. As of June 30, 2012, the Company had federal research and development credits of approximately $6,400,000 that will begin to expire in 2012, if not utilized.

The Tax Reform Act of 1986 (the Act) provides for limitation on the use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. The Company may have experienced various ownership changes, as defined by the Act, as a result of past financings. Accordingly, the Company’s ability to utilize the aforementioned carryforwards may be limited. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2012	2011
Net operating loss carryforwards	$81,460,000	$76,813,000
Research and development tax credits	6,364,000	5,853,000
Accrued expenses, deferred revenue and other	3,969,000	2,583,000
	91,793,000	85,249,000
Valuation allowance	(91,793,000)	(85,249,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2012 and 2011. The valuation allowance for the year ended June 30, 2012 increased by $6,544,000 due primarily to the net loss for the fiscal year.

During the years ended June 30, 2012, 2011 and 2010, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,068,233, $637,391, and $998,408 , respectively, in tax benefits.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

(11)           CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2012 and 2011:

	Three Months Ended
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(amounts in thousands, except per share data)
Revenues	$11	$24	$12	$27
Operating expenses	5,702	6,050	3,713	3,394
Other income/(expense), net	438	6	8	12
Loss before income taxes	(5,253)	(6,020)	(3,693)	(3,355)
Income tax benefit	-	-	1,068	-
Net loss	$(5,253)	$(6,020)	$(2,625)	$(3,355)
Basic and diluted net loss per common share	$(0.14)	$(0.17)	$(0.08)	$(0.10)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	34,900,591	34,900,591	34,900,591

	Three Months Ended
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
	(amounts in thousands, except per share data)
Revenues	$156	$61	$1,042	$216
Operating expenses	4,742	2,678	2,874	4,834
Other income/(expense), net	1,277	(1,189)	94	18
Loss before income taxes	(3,309)	(3,806)	(1,738)	(4,600)
Income tax benefit	-	-	637	-
Net loss	$(3,309)	$(3,806)	$(1,101)	$(4,600)
Basic and diluted net loss per common share	$(0.09)	$(0.17)	$(0.09)	$(0.39)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	22,832,109	11,839,309	11,730,308

(12)           SUBSEQUENT EVENT

On July 3, 2012, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $35,000,000, 3,873,000 shares of its common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of common stock. The Series A 2012 warrants are exercisable starting July 3, 2012 at an exercise price of $0.01 per share, and expire ten years from the date of issuance. The Series B 2012 warrants are exercisable at an exercise price of $0.01 per share if and when the Company’s stockholders increase the number of its authorized shares of common stock, and expire ten years from the date of the authorized share increase. The holders may exercise the warrants on a cashless basis. The warrants are subject to a blocker provision prohibiting exercise of the warrants if the holder and its affiliates would beneficially own in excess of 9.99% of the total number of shares of common stock of the Company following such exercise (as may be adjusted to the extent set forth in the warrant). The warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the warrants), the Company may, at the election of the warrant holder, be required to redeem all or a portion of the warrants at their Fair Value as defined in the warrants.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

In addition, the Series B 2012 warrants provide that if the Company’s stockholders do not approve an increase in the number of authorized shares on or before September 30, 2012, the Company will be required to (i) again seek an authorized share increase and (ii) pay any holder of the Series B 2012 warrants, until such time as the authorized share increase occurs, interest at a rate of 10.0% per year on the Series B 2012 warrants. If the authorized share increase does not occur on or before June 30, 2013, then upon a Put Notice (as defined in the warrants) at the election of the warrant holder, the Company will be required to pay a Redemption Price (as defined in the warrants) for any and all warrants tendered. Until the Company’s stockholders increase the number of authorized shares of common stock, under ASC Topic 815, “Derivatives and Hedging,” that portion of the Series B 2012 warrants above the then authorized level of the Company’s common stock will be required to be classified as a liability and carried at their current fair value on the balance sheet. The Company will be required to calculate the then current fair value of the Series B 2012 warrants each quarter, and classify this amount as a liability, with change in fair value recorded as income or expense in the statement of operations. The fair value will be determined by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of the Company’s common stock by the closing price of its common stock on the last day in the relevant quarter or other period after giving effect to an exercise price of $0.01 per share. When and if the Company’s stockholders increase the number of authorized shares of its common stock, the Series B 2012 warrants will cease to be classified as a liability, and the then fair value of the warrant liability will be reclassified into stockholders’ equity.

The purchase agreement for the private placement provides that the purchasers, funds under the management of QVT Financial LP, have certain rights until July 3, 2018, including rights of first refusal and participation in any subsequent equity or debt financing, provided that the funds own at least 20% of the outstanding common stock of the Company calculated as if warrants held by the funds were exercised. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.

The net proceeds to the Company were approximately $34,500,000, after deducting estimated offering expenses payable by the Company and excluding the proceeds to the Company, if any, from the exercise of the warrants issued in the offering.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2012, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 7, 2012.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	50	Chief executive officer, president and a director

John K.A. Prendergast, Ph.D.	58	Director, chairman of the board of directors

Perry B. Molinoff, M.D. (1) (3)	72	Director

Robert K. deVeer, Jr. (1) (2)	66	Director

Zola P. Horovitz, Ph.D. (2) (3)	77	Director

Robert I. Taber, Ph.D. (1) (2)	76	Director

J. Stanley Hull (3)	60	Director

Alan W. Dunton, M.D. (1) (2)	58	Director
_________________________________ (1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating and Corporate Governance Committee.

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

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for over fifteen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and the chairman and chief executive officer of AVAX Technologies, Inc. and a director and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. He was previously a member of the board of the life science companies Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast is a co-founder of Palatin, and brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His prior service on other publicly traded company boards provides experience relevant to good corporate governance practices.

PERRY B. MOLINOFF, M.D. has been a director since November 2001. He served as our executive vice president for research and development from September 2001 until November 3, 2003, when he resigned to accept a position as Vice Provost for Research at the University of Pennsylvania, which he held from November 2003 through September 2006. He was a director of Cypress Bioscience, Inc., a publicly-held life science company, from 2004 through its acquisition by Ramius LLC and related entities in 2010. In May 2012 he became a director of Cynapsus Therapeutics Inc., a publicly-held Canadian specialty pharmaceutical company. Dr. Molinoff has more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994, he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Myers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute’s research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

Dr. Molinoff has extensive academic and pharmaceutical company experience, with scientific knowledge that makes him a resource to our executive officers and other board members. As a former officer of Palatin, Dr. Molinoff has significant knowledge of our technologies and drug products under development, as well as the markets potentially addressed by our drug products under development.

ROBERT K. deVEER, Jr. has been a director since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. He was a director of Solutia Inc., a publicly-held chemical-based materials company, until its merger with Eastman Chemical Company in July 2012. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group, at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.

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

ALAN W. DUNTON, M.D. has been a director since June 2011. Since April 2006, he has been president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly-traded companies Oragenics, Inc., Targacept, Inc. and EpiCept Corporation, and is also non-executive chairman of EpiCept, and, within the past five years, he served on the board of directors of the publicly-traded companies Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Previously, Dr. Dunton served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive or officer for large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

The Board and Its Committees

Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2012, the board met four times, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 7, 2012.

Audit Committee. The Audit Committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The Audit Committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The Audit Committee is currently composed of four non-employee directors, Mr. deVeer (chair) and Drs. Taber, Molinoff and Dunton, all of whom are independent. The board has determined that the members of the Audit Committee are independent, as defined in the listing standards of the NYSE MKT, and satisfy the requirements of the NYSE MKT as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the Audit Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com.

Compensation Committee. The Compensation Committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors and some employees, and administers our 2011 Stock Incentive Plan and the options still outstanding which were granted under previous stock option plans. The Compensation Committee is composed of Mr. deVeer and Drs. Horovitz, Taber (chair) and Dunton. The board has determined that the members of the Compensation Committee are independent, as defined in the listing standards of the NYSE MKT.

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

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. Hull and Drs. Horovitz (chair) and Molinoff, each of whom meets the independence requirements established by the NYSE MKT. For fiscal 2011 the Nominating and Corporate Governance Committee also included Dr. Prendergast, who did not meet the independence requirements established by the NYSE MKT, but as to whom the board determined that having him serve on the committee was in the best interests of the company and its stockholders, given his role as a co-founder of the company, his historical perspective of the Company, and his extensive industry experience in corporate development in the life sciences field.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board determines from time to time.

Stockholder Communication with Directors

Generally, stockholders who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder who wishes to address questions regarding our business directly to the board of directors, or any individual director, can direct questions to the board members or a director by regular mail to the Secretary at the address above or by e-mail at to boardofdirectors@palatin.com. Stockholders may submit their concerns anonymously or confidentially by postal mail.

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

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE MKT permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	50	Chief executive officer, president and director
Stephen T. Wills, MST, CPA	55	Chief financial officer, chief operating officer, executive vice president, secretary and treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, MST, CPA, has been vice president, secretary, treasurer and chief financial officer since 1997 and was executive vice president of operations from 2005 until June 2011, when he was appointed chief operating officer and executive vice president. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly-held medical technology company, and currently serves as lead director of Derma Sciences. Mr. Wills also currently serves as a director and audit chairman for Miami International Holdings, LLC, a development stage option trading exchange company located in Princeton, New Jersey, and within the past five years was a director of U.S. Helicopter Corp., a publicly-held company. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2012, except that one report on Form 4 relating to the open market purchase of common stock by Mr. Dunton on November 16, 2011 was filed late.

Item 11.  Executive Compensation.

Fiscal 2012 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer, principal financial officer and our one other executive officer (our named executive officers) for our fiscal years ended June 30, 2012 and 2011. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensa-tion (2) ($)	All other compen- sation (3) ($)	Total ($)
Carl Spana, Ph.D., chief executive officer and president	2012	420,000	-	-	112,500	12,750	545,250
	2011	400,000	257,500	228,326	120,000	12,500	1,018,326
Stephen T. Wills, MST, CPA, chief financial officer, chief operating officer and executive vice president	2012	375,000	-	-	105,000	13,375	493,375
	2011	330,000	227,500	190,271	100,000	12,475	860,246

Trevor Hallam, Ph.D., former executive vice president of research and development (4)	2012	-	-	-	-	-	-
	2011	165,000	34,000	-	-	169,225	368,225
_____________________

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(2)	Bonus amounts earned in fiscal 2012 were paid in July 2012. Bonus amounts for fiscal 2011 were set by the board on June 22, 2011, but were not paid until July 15, 2011.
(3)	Consists of matching contributions to 401(k) plan accounts and, for fiscal 2011 for Dr. Hallam, includes severance payments of $165,000.
(4)	Dr. Hallam resigned effective December 31, 2010. All of his stock and option awards terminated prior to June 30, 2011.

Employment Agreements

Effective July 1, 2010, we entered into employment agreements with Dr. Spana, Mr. Wills and Dr. Hallam. The agreements with Dr. Spana and Mr. Wills continue through June 30, 2013 unless terminated earlier. The agreement with Dr. Hallam terminated with his resignation on December 31, 2010. Under these agreements, which replaced substantially similar agreements that expired on June 30, 2010, Dr. Spana is serving as chief executive officer and president at a base salary of $390,000 per year; Mr. Wills is serving as chief financial officer, chief operating officer and executive vice president at a base salary of $321,000 per year; and Dr. Hallam was serving as executive vice president of research and development at a base salary of $321,000 per year. The current salary as set by the board for Dr. Spana is $437,500 per year and for Mr. Wills is $395,000 per year. Each agreement also provides for:

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

The Compensation Committee awarded bonuses to our named executive officers for fiscal 2012 and fiscal 2011, which were paid in July 2012 and July 2011, respectively, based on results of operations, including clinical trial operations and our financial condition.

Stock Option and Restricted Stock Unit Grants

The Compensation Committee determined that additional equity grants were necessary in order to motivate and retain our executive officers. Effective July 17, 2012, Dr. Spana and Mr. Wills were granted options to purchase 150,000 and 135,000 shares of common stock, respectively, vesting over four years, with an exercise price of $0.72 per share, equal to the closing price of our common stock on the date of grant. In addition, on the same date, Dr. Spana and Mr. Wills were granted restricted stock units for 112,500 and 110,000 shares of common stock, respectively, vesting over two years. Vesting of both the options and the restricted stock units is restricted by our agreements with QVT, and neither the options nor restricted stock units can vest until the later of September 1, 2013 and, provided any Series B 2012 warrants remain outstanding, the date the stockholders vote to increase the authorized number of shares of our common stock.

On June 22, 2011, we granted 250,000 and 225,000 restricted stock units to Dr. Spana and Mr. Wills, respectively, which vested as to 50% on June 22, 2012 and will vest as to the remaining 50% on June 22, 2013. We also granted 300,000 and 250,000 stock options to Dr. Spana and Mr. Wills, respectively, which vested as to 25% on June 22, 2012 and will vest as to an additional 25% on each anniversary of the grant date. These options have an exercise price of $1.00, which is in excess of the fair market value on the date of grant ($0.86), and they expire on June 22, 2021.

On July 21, 2010, we granted 25,000, 20,000 and 20,000 restricted stock units to Dr. Spana, Mr. Wills and Dr. Hallam, respectively, which vested as to 50% on September 15, 2010 and the remaining 50% on March 15, 2011 for Dr. Spana and Mr. Wills. Dr. Hallam’s 10,000 unvested restricted stock units terminated with his resignation on December 31, 2010.

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2012, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name (3)	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (4)
Carl Spana	12/11/02	10,000	-	20.00	12/11/12
	07/16/03	10,000	-	32.40	07/16/13
	07/01/05	7,500	-	37.50	07/01/15
	07/01/05	8,300	-	17.50	07/01/15
	10/06/06	12,500	-	24.90	10/06/16
	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	18,750	6,250	1.80	07/01/18
	07/01/09	12,500	12,500	2.80	07/01/19
	06/22/11	75,000	225,000	1.00	06/22/21
	06/22/11					125,000	62,500

Stephen T. Wills	12/11/02	8,000	-	20.00	12/11/12
	07/16/03	8,000	-	32.40	07/16/13
	07/01/05	5,000	-	37.50	07/01/15
	07/01/05	7,300	-	17.50	07/01/15
	10/06/06	10,000	-	24.90	10/06/16
	03/26/08	22,500	-	2.80	03/26/18
	03/26/08	3,750	-	5.00	03/26/18
	03/26/08	3,750	-	6.60	03/26/18
	07/01/08	15,000	5,000	1.80	07/01/18
	07/01/09	10,000	10,000	2.80	07/01/19
	06/22/11	62,500	187,500	1.00	06/22/21
	06/22/11					112,500	56,250

________________
(1)
Stock option vesting schedules: all options granted on or before March 26, 2008 have fully vested. Options granted after March 26, 2008 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date.

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

(3)	Dr. Hallam, who resigned effective December 31, 2010, did not have any equity-based awards outstanding at fiscal year end.
(4)	Calculated by multiplying the number of restricted stock units by $0.50, the closing market price of our common stock on June 29, 2012, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2012, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name (1)	Fees earned or paid in cash ($)	Total ($)
John K.A. Prendergast, Ph.D.	75,000	75,000
Perry B. Molinoff, M.D.	37,000	37,000
Robert K. deVeer, Jr.	43,500	43,500
Zola P. Horovitz, Ph.D.	37,500	37,500
Robert I. Taber, Ph.D.	42,000	42,000
J. Stanley Hull	32,000	32,000
Alan W. Dunton, M.D.	38,500	38,500
                    _______________________
(1)	The aggregate number of shares underlying option awards outstanding at June 30, 2012 for each director was:

Dr. Prendergast	174,850
Dr. Molinoff	118,333
Mr. deVeer	114,500
Dr. Horovitz	111,000
Dr. Taber	111,000
Mr. Hull	107,166
Dr. Dunton	32,500

Non-Employee Directors’ Option Grants. Our non-employee directors receive an annual option grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On July 17, 2012, as the annual option grant for our current (2013) fiscal year, the chairman of the board received an option to purchase 22,500 shares of common stock and each other serving non-employee director received an option to purchase 15,000 shares of common stock. All of these options have an exercise price of $0.72 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2012, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option. Vesting of the options is restricted by our agreements with QVT, and the options will not vest until the later of September 1, 2013 and, provided any Series B 2012 warrants remain outstanding, the date the stockholders vote to increase the authorized number of shares of our common stock.

On June 22, 2011, as the previously reported annual option grant for our 2012 fiscal year, the chairman of the board received an option to purchase 18,750 shares of common stock and each other serving non-employee director received an option to purchase 12,500 shares of common stock, which vested in twelve monthly installments beginning on July 31, 2011. The board also granted additional incentive and retention options to non-employee directors. The chairman received additional option grants for 60,000 shares which vested as to 50% on the date of grant and as to 50% on June 22, 2012, and for 30,000 shares which vest as to 25% on each anniversary of the grant date, starting June 22, 2012. Each other non-employee director received additional option grants for 20,000 shares, which vest as to 25% on each anniversary of the grant date, starting June 22, 2012, and, except for Dr. Dunton, for 40,000 shares, which vested as to 50% on the date of grant and as to 50% on June 22, 2012. The foregoing options have an exercise price of $0.86 per share, the closing price of our common stock on the date of grant, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as chairman of the board and for our 2012 fiscal year received an annual retainer of $75,000, payable quarterly. Other non-employee directors received an annual base retainer of $30,000, payable on a quarterly basis.The chairperson of the Audit Committee received an additional annual retainer of $10,000, the chairperson of the Compensation Committee received an additional annual retainer of $7,000 and the chairperson of the Corporate Governance Committee received an additional annual retainer of $4,000. Members of the foregoing committees, other than the non-employee chairman, received an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2012:

Equity Compensation Plan Information as of June 30, 2012
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,431,853	(1)	$3.50	(2)	1,908,796
Equity compensation plans not approved by security holders	0		0		0
Total	2,431,853		$3.50		1,908,796

(1)
Consists of 1,541,750 options and 250,000 restricted stock units granted under our 2011 Stock Incentive Plan, 538,150 options granted under our 2005 Stock Plan and 101,953 options granted under our 1996 Stock Option Plan. Both our 2005 Stock Plan and 1996 Stock Option Plan have terminated, but termination does not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 250,000 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on June 22, 2013, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 7, 2012, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 7, 2012. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 11.25 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 7, 2012, on which date 38,947,912 shares of common stock and 4,697 shares of Series A preferred stock, convertible into 52,829 shares of common stock, were outstanding.

The address for all members of our management is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:
Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	451,891	(1)	1.2%	*
Common	Stephen T. Wills	399,742	(2)	1.0%	*
Common	John K.A. Prendergast, Ph.D.	154,117	(3)	*	*
Common	Perry B. Molinoff, M.D.	104,333	(4)	*	*
Common	Robert K. deVeer, Jr.	98,725	(5)	*	*
Common	Zola P. Horovitz, Ph.D.	96,500	(6)	*	*
Common	Robert I. Taber, Ph.D.	96,500	(7)	*	*
Common	J. Stanley Hull	92,166	(8)	*	*
Common	Alan W. Dunton, M.D.	23,020	(9)	*	*
	All current directors and executive officers as a group (nine persons)	1,515,474	(10)	3.8%	1.0%
________________
*Less than one percent.

(1)	Includes 204,550 shares which Dr. Spana has the right to acquire under options, and 50,000 shares which he has the right to acquire under Series A and Series B 2011 warrants.

(2)	Includes 165,800 shares which Mr. Wills has the right to acquire under options, and 50,000 shares which he has the right to acquire under Series A and Series B 2011 warrants.

(3)	Includes 152,350 shares which Dr. Prendergast has the right to acquire under options.

(4)	Includes 103,333 shares which Dr. Molinoff has the right to acquire under options.

(5)	Includes 98,625 shares which Mr. deVeer has the right to acquire under options.

(6)	Includes 96,000 shares which Dr. Horovitz has the right to acquire under options.

(7)	Includes 96,000 shares which Dr. Taber has the right to acquire under options.

(8)	Shares which Mr. Hull has the right to acquire under options.

(9)	Includes 17,500 shares which Dr. Dunton has the right to acquire under options.

(10)	Includes 1,126,324 shares which directors and officers have the right to acquire under options and warrants.

MORE THAN 5% BENEFICIAL OWNERS:
Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power

Common	Mark N. Lampert BVF Inc. BVF Partners L.P. 900 North Michigan Avenue Suite 1100 Chicago, Illinois 60611	5,200,000	(2)	13.4%	13.3%

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	3,892,882	(3)	9.9%	9.9%

Common	Great Point Partners LLC Jeffrey R. Jay, M.D. David Kroin 165 Mason Street, 3rd Floor Greenwich, CT 06830	3,962,028	(4)	9.9%	8.3%

Common	Quogue Capital LLC Wayne P. Rothbaum 50 West 57th Street 15th Floor New York, NY 10019	4,000,000	(5)	9.8%	5.1%

Common	James E. Flynn 780 Third Avenue, 37th Floor New York, NY 10017	3,987,321	(6)	9.9%	7.7%

Common	First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105	3,187,563	(7)	7.9%	4.3%

Series A Preferred	Tokenhouse PTE LTD 9 – 11 Reitergasse Zurich 8027, Switzerland	667		14.2%	*

Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		10.6%	*

Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		10.6%	*

Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		10.6%	*

Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250		5.3%	*

Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250		5.3%	*

Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250		5.3%	*

Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250		5.3%	*

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power

Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	5.3%	*

Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019-3321	250	5.3%	*

Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	5.3%	*
______________
*Less than one percent.

(1)  Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2)  According to a joint Schedule 13G/A filed on October 7, 2011, Mr. Lampert, BVF Partners L.P. and BVF, Inc. shared voting and dispositive power with respect to all the shares listed, and the other filers had beneficial ownership as follows, as to which Mr. Lampert, BVF Partners L.P. and BVF, Inc. disclaim beneficial ownership:

(i) BVF Investments, L.L.C.: 3,091,000 shares;

(ii) Biotechnology Value Fund, L.P.: 1,086,200 shares;

(iii) Biotechnology Value Fund II, L.P.: 667,900 shares; and

(iv) Investment 10, L.L.C.: 354,900 shares.

(3)  Includes 19,882 shares issuable on exercise of Series A 2012 warrants. According to a joint Schedule 13G filed on July 10, 2012, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund IV LP (“Fund IV”), which beneficially owns 501,360 shares of common stock, for QVT Fund V LP (“Fund V”), which beneficially owns 2,956,894 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 434,628 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by Fund IV, Fund V and Quintessence. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 3,892,882 shares of common stock, consisting of the shares beneficially owned by Fund IV, Fund V and Quintessence.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of Fund IV, Fund V and Quintessence, may be deemed to beneficially own the aggregate number of shares of common stock beneficially owned by Fund IV, Fund V and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 3,892,882 shares of common stock.

Exercise of the Series A 2012 warrants and Series B 2012 warrants is restricted if, as a result of an exercise, the beneficial ownership of the holder and its affiliates and any other party or person that could be deemed to be a group would exceed 9.99% of the outstanding common stock (as may be adjusted to the extent set forth in the Series A 2012 warrants and Series B 2012 warrants). Beneficial ownership excludes Series A 2012 warrants and Series B 2012 warrants which are not exercisable because of that restriction.

(4)  Includes 712,028 shares issuable on exercise of warrants. Dr. Jay and Mr. Kroin are managing members of Great Point Partners, LLC. According to a joint Schedule 13G filed on March 10, 2011, each of the owners listed had shared voting and dispositive power with respect to all the shares listed. Great Point Partners, LLC is the investment manager for the following entities or persons, which have shared voting and dispositive power over the number of shares indicated:

(i) Biomedical Value Fund, LP: 968,424 shares outstanding and 92,231 shares issuable on exercise of warrants;

(ii) Biomedical Offshore Value Fund, Ltd.: 558,458 shares outstanding and 53,186 shares issuable on exercise of warrants;

(iii) Biomedical Institutional Value Fund, LP: 359,103 shares outstanding and 34,200 shares issuable on exercise of warrants;

(iv) Lyrical Multi-Manager Fund, LP: 484,212 shares outstanding and 46,116 shares issuable on exercise of warrants;

(v) Class D Series of GEF-PS, LP: 484,212 shares outstanding and 46,116 shares issuable on exercise of warrants;

(vi) David J. Morrison: 16,141 shares outstanding and 1,537 shares issuable on exercise of warrants; and

(vii) WS Investments III, LLC: 96,841 shares outstanding and 9,223 shares issuable on exercise of warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.99% of the outstanding common stock. Beneficial ownership excludes warrants which are not exercisable because of that restriction. Since the filing of the Schedule 13G, the number of warrants exercisable under that restriction has increased.

(5)  Includes 2,000,000 shares issuable on exercise of warrants. According to a joint Schedule 13G filed on February 28, 2011, Quogue Capital LLC and Mr. Rothbaum, the president of Quogue Capital LLC, shared voting and dispositive power with respect to all the shares listed.

(6)  Includes 965,218 shares issuable on exercise of warrants. According to a joint Schedule 13G/A filed on February 14, 2012, Mr. Flynn and the other filers had beneficial ownership and shared voting and dispositive power as follows:

(i) James E. Flynn: 3,022,103 shares outstanding and 282,609 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited. Mr. Flynn shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited;

(ii) Deerfield Management Company, L.P.: 1,743,753 shares outstanding and 170,696 shares issuable on exercise of warrants. Deerfield Management Company L.P. shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund International Limited;

(iii) Deerfield Special Situations Fund International Limited: 1,743,753 shares outstanding and 170,696 shares issuable on exercise of warrants;

(iv) Deerfield Capital, L.P.: 1,278,350 shares outstanding and 111,913 shares issuable on exercise of warrants. Deerfield Capital, L.P. shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P.; and

(v) Deerfield Special Situations Fund, L.P.: 1,278,350 shares outstanding and 111,913 shares issuable on exercise of warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.99% of the outstanding common stock. Beneficial ownership excludes warrants which are not exercisable because of that restriction. Since the filing of the Schedule 13G/A, the number of warrants exercisable under that restriction has increased.

(7)  Includes 1,525,020 shares issuable on exercise of warrants. According to a Schedule 13G/A filed on January 13, 2012, First Eagle Investment Management, LLC (FEIM) is deemed to be the beneficial owner of the shares listed as a result of acting as investment advisor to various clients, including First Eagle Value in Biotechnology Master Fund, Ltd., which may be deemed to beneficially own 1,662,543 shares outstanding and 762,500 shares issuable on exercise of warrants.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all of the directors except for Dr. Spana (our chief executive officer and president) and Dr. Prendergast (our chairman) are independent directors, as defined in the listing standards of the NYSE MKT, on which our common stock is listed. All members of committees of the board are independent directors.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. In connection with a firm commitment public offering which is described in a prospectus dated February 24, 2011 which we filed with the SEC, our two executive officers, Carl Spana, Ph.D. and Stephen T. Wills, each purchased 50,000 units, consisting of 50,000 shares of common stock, 50,000 Series A warrants and 50,000 Series B warrants, at the public offering price of $1.00 per unit, which purchase was reviewed and approved by our Audit Committee. Other than as disclosed in this paragraph, since July 1, 2010, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2012 and fiscal 2011.

Audit Fees. For fiscal 2012, we anticipate that KPMG will bill us a total of $305,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2011, the total billed for the same services was $282,500.

Audit-Related Fees. For fiscal 2012 and 2011, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2012, we anticipate that KPMG will bill us a total of $15,500 for professional services rendered for tax compliance. For fiscal 2011, KPMG billed us $50,346 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2012 and 2011.

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

4.06
Definitive form of Series A 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.07
Definitive form of Series B 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.08
Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.09
Warrant issued to Noble International Investments, Inc. at an exercise price of $0.60 per share in connection with entering into a contract for financial advisory services.Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

No.	Description
4.10
Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.11
Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

4.12	Form of Series A 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

4.13	Form of Series B 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†

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

10.05	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.06	Form of Incentive Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.07	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.08	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

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

10.10
Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.11
2005 Stock Plan, as amended December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

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

10.21
Employment Agreement, effective as of July 1, 2010, between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.22
Employment Agreement, effective as of July 1, 2010, between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.23
Employment Agreement, effective as of July 1, 2010, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.24
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

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

10.27	2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

No.	Description
10.28
Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.29
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.30
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.31
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

10.32
Purchase Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.33
Registration Rights Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *

31.1	Certification of Chief Executive Officer. *

31.2	Certification of Chief Financial Officer. *

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
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

Date: September 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 10, 2012
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer and	September 10, 2012
Stephen T. Wills	Chief Operating Officer (principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 10, 2012
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 10, 2012
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 10, 2012
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 10, 2012
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 10, 2012
Robert I. Taber

/s/ J. Stanley Hull	Director	September 10, 2012
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 10, 2012
Alan W. Dunton

EXHIBIT INDEX

No.	Description
3.01	Certificate of amendment of restated certificate of incorporation. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on May 12, 2011.
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

4.06
Definitive form of Series A 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.07
Definitive form of Series B 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.08
Definitive form of underwriters’ warrant to purchase common stock pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.09
Warrant issued to Noble International Investments, Inc. at an exercise price of $0.60 per share in connection with entering into a contract for financial advisory services.Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.10
Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.11
Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

4.12	Form of Series A 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.
4.13	Form of Series B 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.
10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†

No.	Description
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

10.05	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.06	Form of Incentive Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.07	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.08	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
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

10.10
Palatin Technologies, Inc. 2007 Change in Control Severance Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008. †

10.11
2005 Stock Plan, as amended December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

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
10.21
Employment Agreement, effective as of July 1, 2010, between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.23 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.22
Employment Agreement, effective as of July 1, 2010, between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.24 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.23
Employment Agreement, effective as of July 1, 2010, between Palatin and Trevor Hallam. Incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for year ended June 30, 2010, filed with the SEC on September 27, 2010. †

10.24
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

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

10.29
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.30
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.31
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

No.	Description
10.32
Purchase Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.33
Registration Rights Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

21	Subsidiaries of the registrant. *

23	Consent of KPMG LLP. *
31.1	Certification of Chief Executive Officer. *
31.2	Certification of Chief Financial Officer. *
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
_______________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.