Form 10-Q
period 2012-09-30
PALATIN TECHNOLOGIES INC
filed 2012-11-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of November 12, 2012, 38,947,912 shares of the registrant’s common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$33,461,066	$3,827,198
Accounts receivable	31,437	27,631
Restricted cash	—	350,000
Prepaid expenses and other current assets	851,844	532,010
Total current assets	34,344,347	4,736,839

Property and equipment, net	299,735	318,653
Other assets	58,748	324,992
Total assets	$34,702,830	$5,380,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$22,707	$22,277
Accounts payable	321,621	294,894
Accrued expenses	1,285,215	2,706,496
Accrued compensation	—	433,333
Total current liabilities	1,629,543	3,457,000

Capital lease obligations	14,068	19,909
Deferred rent	63,372	72,677
Total liabilities	1,706,983	3,549,586

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; Series A Convertible; issued and outstanding 4,697 shares as of September 30, 2012 and 4,997 as of June 30, 2012	47	50
Common stock of $0.01 par value – authorized 200,000,000 shares; issued and outstanding 38,947,912 shares as of September 30, 2012 and 34,900,591 as of June 30, 2012, respectively	389,479	349,006
Additional paid-in capital	282,302,585	240,725,127
Accumulated deficit	(249,696,264)	(239,243,285)
Total stockholders’ equity	32,995,847	1,830,898
Total liabilities and stockholders’ equity	$34,702,830	$5,380,484

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,
	2012	2011

REVENUES:	$3,806	$27,217

OPERATING EXPENSES:
Research and development	2,343,313	2,284,383
General and administrative	1,061,016	1,109,382
Total operating expenses	3,404,329	3,393,765

Loss from operations	(3,400,523)	(3,366,548)

OTHER INCOME (EXPENSE):
Investment income	14,371	15,040
Interest expense	(2,282)	(2,973)
Increase in fair value of warrants	(7,069,165)	—
Gain on disposition of supplies and equipment	4,620	—
Total other income (expense), net	(7,052,456)	12,067

NET LOSS	$(10,452,979)	$(3,354,481)

Basic and diluted net loss per common share	$(0.15)	$(0.10)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	71,669,170	34,900,591

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,452,979)	$(3,354,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,467	255,002
Gain on sale of supplies and equipment	(4,620)	—
Stock-based compensation	176,103	210,273
Increase in fair value of warrants	7,069,165	—
Changes in operating assets and liabilities:
Accounts receivable	(3,806)	131,149
Prepaid expenses, restricted cash and other assets	296,410	(41,397)
Accounts payable	26,727	(160,702)
Accrued expenses, compensation and deferred rent	(1,863,919)	(988,397)
Unearned revenue	—	(27,217)
Net cash used in operating activities	(4,729,452)	(3,975,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	4,620	—
Purchases of property and equipment	(8,550)	—
Net cash used in investing activities	(3,930)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(5,411)	(10,256)
Payment of withholding taxes related to restricted stock units	(34,785)	—
Proceeds from sale of common stock units	34,407,446	—
Net cash provided by (used in) financing activities	34,367,250	(10,256)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,633,868	(3,986,026)

CASH AND CASH EQUIVALENTS, beginning of year	3,827,198	18,869,639

CASH AND CASH EQUIVALENTS, end of year	$33,461,066	$14,883,613

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,013	$2,973

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of September 30, 2012 and incurred a net loss for the three months ended September 30, 2012. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As discussed in Note 6, on July 3, 2012, the Company closed on a $35,000,000 private placement. The offering consisted of the sale of 3,873,000 shares of the Company’s common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of the Company’s common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of the Company’s common stock. The net proceeds to the Company after deducting the offering expenses were $34,407,446.

As of September 30, 2012, the Company’s cash and cash equivalents were $33.5 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including its clinical trial program with bremelanotide for FSD, preclinical and clinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical and clinical development of other portfolio products.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including completing analysis of results of the Company’s Phase 2B clinical trial with bremelanotide for FSD and submitting an end-of-phase 2 meeting request to the U.S. Food and Drug Administration (FDA), through at least calendar year 2013. Phase 3 clinical trials of bremelanotide for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital to complete.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three months ended September 30, 2012 and 2011, 100% of revenues were from AstraZeneca.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

(2)        BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2012, and its results of operations and its cash flows for the three months ended September 30, 2012 and 2011. The results of operations for the three months ended September 30, 2012 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2013.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2012, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2012 and 2011 and for each of the fiscal years in the three-year period ended June 30, 2012.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $32,980,347 and $3,344,146 in a money market fund at September 30, 2012 and June 30, 2012, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share.” The Series A 2012 warrants and Series B 2012 warrants, issued in connection with the July 3, 2012 private placement offering, are exercisable for nominal consideration and therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock are exercisable starting at July 3, 2012 and therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 3, 2012.

The Series B 2012 warrants to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic net loss per common share until the Company received stockholder approval for the increase in authorized underlying common stock on September 27, 2012 (see note 6). For diluted EPS, contingently issuable shares are to be included in the calculation as of the beginning of the period in which the conditions were satisfied, unless the effect would be anti-dilutive. The Series B 2012 warrants have been excluded from the calculation of diluted net loss per common share during the period from July 3, 2012 until September 27, 2012 as the impact would be anti-dilutive.

As of September 30, 2012 and 2011, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012 and Series B 2012 warrants), and the vesting of restricted stock units amounted to an aggregate of 27,904,284 and 27,127,955 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

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

Notes to Consolidated Financial Statements

(unaudited)

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $3,806 and $27,217, respectively, as revenue in the three months ended September 30, 2012 and 2011 under these clinical trial sponsored research agreements.

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2012:
Money Market Fund	$32,980,347	$32,980,347	$—	$—
June 30, 2012:
Money Market Fund	$3,344,146	$3,344,146	$—	$—

(6)        STOCKHOLDERS’ EQUITY:

Common Stock Transactions – On July 3, 2012, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $35,000,000, 3,873,000 shares of its common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of common stock. The Series A 2012 warrants are exercisable starting July 3, 2012 at an exercise price of $0.01 per share, and expire ten years from the date of issuance. The Series B 2012 warrants are exercisable starting September 27, 2012, the date the Company’s stockholders increased the number of its authorized shares of common stock, at an exercise price of $0.01 per share, and expire September 27, 2022. The holders may exercise the warrants on a cashless basis. The warrants are subject to a blocker provision prohibiting exercise of the warrants if the holder and its affiliates would beneficially own in excess of 9.99% of the total number of shares of common stock of the Company following such exercise (as may be adjusted to the extent set forth in the warrant). The warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the warrants), the Company may, at the election of the warrant holder, be required to redeem all or a portion of the warrants at an amount tied to the greater of the then market price of the Company’s common stock or the amount per share paid to any other person.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Because there were not sufficient authorized shares to cover all the outstanding Series B 2012 warrants in the private placement offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock was required to be classified as a liability and carried at fair value on the Company’s balance sheet. The fair value was calculated by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of the Company’s common stock by the closing price of its common stock less the exercise price of $0.01 per share. The warrants were liability classified through September 27, 2012, at which time the then fair value of the warrant liability was reclassified into stockholders’ equity upon stockholder approval of the increase in authorized common stock. The increase in fair value, as a result of the Company’s common stock increasing from $0.50 per share at date of issuance to $0.71 per share upon shareholder approval, of $7,069,165 has been recorded as a non-operating expense.

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

The net proceeds to the Company were $34,407,446, after deducting offering expenses payable by the Company and excluding the proceeds to the Company, if any, from the exercise of the warrants issued in the offering.

Stock Options – In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 months ending July 2016. The Company recognized $35,188 of stock-based compensation expense related to these options during the three months ended September 30, 2012.

Restricted Stock Units – In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $24,547 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2012.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vested on June 22, 2012 and the remainder vests 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $26,875 and $80,625 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2012 and 2011.

Stock-based compensation cost for the three months ended September 30, 2012 and 2011 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $89,493 and $129,648, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2012.

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2012 and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2012, have not changed as of September 30, 2012. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

•	Bremelanotide, a peptide melanocortin receptor agonist, for treatment of FSD. This drug candidate has completed a Phase 2B clinical trial, and we have announced top-line results.

•	Melanocortin receptor-based compounds for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of cardiovascular and pulmonary indications.

The following chart shows the status of our drug development programs.

	Program	Indication	Preclinical	Phase 1	Phase 2	Phase 3
	Bremelanotide	Female Sexual Dysfunction
Melanocortin Receptor	AstraZeneca Collaboration	Obesity and Diabetes
Programs	Next Generation Peptide	Female Sexual Dysfunction and Erectile Dysfunction

Natriuretic Peptide	PL-3994	Cardiovascular Indications
Receptor Programs	PL-3994	Pulmonary Indications

On November 8, 2012, we reported positive top-line results, including the successful achievement of statistical significance for the primary endpoint and key secondary endpoints in our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for treatment of FSD. The primary endpoint data analysis of 327 pre-menopausal women with female sexual arousal disorder (FSAD), hypoactive sexual desire disorder (HSDD), or a combination of both disorders, the most common types of FSD, demonstrate that women taking bremelanotide showed statistically significant increases in the number of Satisfying Sexual Events (SSEs) and also showed statistically significant improved measures of overall sexual functioning and distress related to sexual dysfunction, compared to placebo. Bremelanotide was well-tolerated during the trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea and emesis, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis. No serious adverse events were attributable to bremelanotide during the trial. Based on the results of discussions with the FDA and external advisors regarding the results of this trial and further development steps, Phase 3 activities are anticipated to start in the second-half of calendar year 2013.

We have initiated preclinical studies with new peptide drug candidates for a number of indications, primarily inflammatory disease related, and are continuing preclinical development with a next generation peptide for FSD and erectile dysfunction.

On July 3, 2012, we closed on a private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35,000,000, with net proceeds, after deducting offering expenses, of $34,407,446.

On September 27, 2012, at a special meeting our stockholders voted to increase our authorized common stock from 100,000,000 to 200,000,000 shares, and we filed a certificate of amendment with the Secretary of State of Delaware the same day. This satisfied certain contractual obligations relating to the Series B 2012 warrants in our 2012 private placement, so that interest will not be payable on the value of the Series B 2012 warrants and we will not be required to redeem the Series B 2012 warrants for failure to increase the number of authorized shares.

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

We incorporated in Delaware in 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 4B Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at http://www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d), Section 14A and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this quarterly report on Form 10-Q.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue – For the three months ended September 30, 2012, we recognized $3,806 in revenue compared to $27,217 for the three months ended September 30, 2011 pursuant to our license agreement with AstraZeneca. Revenue for the three months ended September 30, 2012 and 2011 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

Research and Development – Research and development expenses were $2.3 million for the three months ended September 30, 2012 and September 30, 2011. These expenses are primarily costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. We are currently compiling and analyzing data from this Phase 2B clinical trial, which commenced in June 2011 and had the last patient complete treatment in September 2012.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $1.7 million for the three months ended September 30, 2012 compared to $1.3 million for the three months ended September 30, 2011. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which decreased to $0.6 million for the three months ended September 30, 2012 compared to $1.0 million for the three months ended September 30, 2011. The decrease is the result of reducing staffing levels and closing our research laboratory operations in connection with the lease expiration of our laboratory facilities in July 2012.

Cumulative spending from inception to September 30, 2012 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which include PL-3994, other peptide melanocortin agonists, obesity and other discovery programs) amounts to approximately $156.8 million, $55.6 million and $59.6 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consists mainly of compensation and related costs, were $1.1 million for the three months ended September 30, 2012 and September 30, 2011.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices (GMPs);

•	intellectual property rights;

•	product introduction;

•	marketing, sales and competition; and

•	obtaining sufficient capital.

Failure to enter into collaboration agreements and obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

During the three months ended September 30, 2012, we used $4.7 million of cash for our operating activities, compared to $4.0 million used in the three months ended September 30, 2011. Increased net cash outflows from operations in the three months ended September 30, 2012 were primarily the result of costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, in which the last patient completed treatment in September 2012. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During the three months ended September 30, 2012, net cash used in investing activities was $3,930, consisting of $4,620 in proceeds from the sale of equipment offset by $8,550 used for capital expenditures. No cash was either used in or provided by investing activities during the three months ended September 30, 2011.

During the three months ended September 30, 2012, cash provided by financing activities of $34.4 million consisted primarily of the net proceeds from the completion of a private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35,000,000, with net proceeds, after deducting offering expenses, of $34,407,446. During the three months ended September 30, 2011, cash used in financing activities consisted of payments of $10,256 on capital lease obligations during the quarter.

As of September 30, 2012, our cash and cash equivalents were $33.5 million and our current liabilities were $1.6 million. We believe that our cash and cash equivalents are adequate to fund our planned operations, including completing analysis of results of our Phase 2B clinical trial with bremelanotide for FSD and submitting an end-of-Phase 2 meeting request to the U.S. Food and Drug Administration (FDA), through at least calendar year 2013. Over the next twelve months we intend to focus efforts on preparing for our Phase 3 clinical trial with bremelanotide for FSD, assuming that results of the end-of-Phase 2 meeting with FDA support advancing the program, conducting preclinical research on one or more peptide melanocortin agonists for sexual dysfunction and other indications, conducting preclinical research on peptide melanocortin agonists for inflammatory disease related indications, and development and testing of an inhaled formulation of PL-3994.

Our current cash and cash equivalents are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD, which will not commence before calendar year 2013, will require significant additional resources and capital to complete. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, including bremelanotide for FSD, or other sources. However, sufficient additional funding to support operations past calendar year 2013, including Phase 3 clinical trials with bremelanotide, may not be available on acceptable terms or at all. If additional funding is not available, we will be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and we may never become profitable. As of September 30, 2012, we had an accumulated deficit of $249.7 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from reimbursements and other contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, and funds may not be available on acceptable terms, or at all.

As of September 30, 2012, we had cash and cash equivalents of $33.5 million, with current liabilities of $1.6 million. We believe we have sufficient currently available working capital to fund our currently planned operations through at least calendar year 2013, but our currently available working capital is not sufficient to complete required clinical trials for any of our product candidates. We will need additional funding to complete required clinical trials and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates. We expect that the Phase 3 bremelanotide clinical trial program for FSD would require significant additional resources and capital to complete.

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

Approval of bremelanotide for treatment of FSD in premenopausal women requires determination by the FDA that the product is both safe and effective. Increases in blood pressure observed in some patients receiving nasally administered bremelanotide was a significant factor leading us to discontinue work on nasally administered bremelanotide for sexual dysfunction. Studies we have conducted with subcutaneously administered bremelanotide suggest that transient elevations of blood pressure are dependent on both the specific patient population and the dose administered. Based on these studies, we believe that bremelanotide will be effective in treating FSD at doses that do not result in unacceptable increases in blood pressure or other unacceptable adverse events. However, results obtained in later phases of clinical trials, including complete analysis of results of our Phase 2B clinical trial for FSD and any future Phase 3 clinical trial, may be inconsistent with results obtained in earlier studies, and may demonstrate an unacceptable safety profile. It is also possible that safety or efficacy results obtained in later phases of clinical trials will be inconclusive. It is not possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed or never obtained, our business and our liquidity would be adversely affected.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

•	submission to the FDA of an Investigational New Drug application, which must become effective before clinical trials may begin;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

•	submission to the FDA of a New Drug Application (an NDA);

•	FDA review and approval of the NDA before any commercial marketing or sale; and

•	Compliance with post-approval commitments and requirements.

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

There are other products being developed for FSD, including flibanserin, a continuous-use drug being developed for hypoactive sexual desire disorder. There is competition to develop drugs for treatment of FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and a drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

There are three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED, other approved products and devices for ED, and other products in development for treatment of ED, including products in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs, and to develop drugs for treatment of FSD.

There is a large number of products approved for use in asthma, and a number of other products being developed for treatment of acute exacerbations of asthma, including products in clinical trials. There is intense competition to develop drugs for treatment of acute exacerbations of asthma.

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

Pursuant to approval by our stockholders at a special meeting of stockholders held on September 27, 2012, we increased our authorized common stock from 100,000,000 to 200,000,000 shares. To the extent that we sell or otherwise issue newly authorized shares, this could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Risks Relating to Obligations in Our 2012 Private Placement

Our ability to enter into debt or equity financings is contractually limited for a period under agreements relating to our 2012 private placement of 3,873,000 shares of our common stock and warrants to purchase an aggregate of up to 67,476,531 shares of our common stock.

Under the purchase agreement and form of warrants for our 2012 private placement which closed on July 3, 2012, we cannot offer, sell or grant any of our equity securities, other than to employees, consultants, officers or directors under an approved stock plan, or enter into any debt placement except in limited circumstances, until September 1, 2013. We do not anticipate needing to raise additional funds prior to September 1, 2013 through the sale of equity securities. However, assuming our drug candidates continue advancing, we will require significant additional resources and capital at some time after September 1, 2013 for our Phase 3 bremelanotide clinical trial program and other clinical trial programs.

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

Under agreements relating to our 2012 private placement, so long as any Series A 2012 or Series B 2012 warrants are outstanding, we are required to redeem Series A 2012 and Series B 2012 warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.

Under the purchase agreement and form of warrants for our 2012 private placement, if we permit, make or allow a takeover, change of control or other fundamental transaction, including any transfer of all or substantially all of our properties or assets, then so long as any warrants remain outstanding we are required, as elected by the warrant holders, to pay such holders a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. The application of these provisions could adversely affect our financial position and have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Under agreements relating to our 2012 private placement, so long as any Series A 2012 or Series B 2012 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of Series A 2012 and Series B 2012 warrants.

Under the purchase agreement and form of warrants for our 2012 private placement, so long as any warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. We are also required, subject to the exercise by our board of its fiduciary duties, to take all reasonable efforts to adopt a poison pill or any other anti-takeover provision or method necessary to prevent the fundamental transaction, change of control or similar event. The application of these provisions could have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Risks Relating to Owning Our Common Stock

As of November 12, 2012, there were 95,380,815 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of November 12, 2012, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	52,834 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•	2,758,633 shares issuable on the exercise of stock options, at exercise prices ranging from $0.65 to $42.10 per share;

•	472,500 shares issuable under restricted stock units which vest on dates between June 22, 2013 and July 17, 2014, subject to the fulfillment of service conditions; and

•	92,096,848 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $4.12 per share, which includes warrants issued in our 2012 private placement for 67,476,531 shares issuable at an exercise price of $0.01 per share.

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

For the 12 month period ended October 31, 2012, the price of our stock has been volatile, ranging from a high of $1.20 per share to a low of $0.39 per share.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

4.01	Certificate of amendment of restated certificate of incorporation. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on September 27, 2012.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2012	Carl Spana, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2012	Stephen T. Wills, CPA, MST
Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

4.01	Certificate of amendment of restated certificate of incorporation. Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed with the SEC on September 27, 2012.
31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

