Form 10-Q
period 2012-12-31
PALATIN TECHNOLOGIES INC
filed 2013-02-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

As of February 12, 2013, 38,947,912 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$32,850,676	$3,827,198
Accounts receivable	37,991	27,631
Restricted cash	—	350,000
Prepaid expenses and other current assets	343,912	532,010
Total current assets	33,232,579	4,736,839

Property and equipment, net	285,649	318,653
Other assets	58,542	324,992
Total assets	$33,576,770	$5,380,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$23,144	$22,277
Accounts payable	484,815	294,894
Accrued expenses	1,541,729	2,706,496
Accrued compensation	—	433,333
Total current liabilities	2,049,688	3,457,000

Capital lease obligations	8,116	19,909
Deferred rent	54,068	72,677
Total liabilities	2,111,872	3,549,586

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of December 31, 2012 and 4,997 as of June 30, 2012	47	50
Common stock of $0.01 par value – authorized 200,000,000 shares;
issued and outstanding 38,947,912 shares as of December 31, 2012 and 34,900,591 as of June 30, 2012, respectively	389,479	349,006
Additional paid-in capital	282,447,525	240,725,127
Accumulated deficit	(251,372,153)	(239,243,285)
Total stockholders’ equity	31,464,898	1,830,898
Total liabilities and stockholders’ equity	$33,576,770	$5,380,484

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

REVENUES:	$6,555	$11,492	$10,361	$38,709

OPERATING EXPENSES:
Research and development	2,445,770	2,693,067	4,789,083	4,977,450
General and administrative	1,001,538	1,019,747	2,062,554	2,129,129
Total operating expenses	3,447,308	3,712,814	6,851,637	7,106,579

Loss from operations	(3,440,753)	(3,701,322)	(6,841,276)	(7,067,870)

OTHER INCOME (EXPENSE):
Investment income	13,016	7,234	27,387	22,274
Interest expense	(1,360)	(1,847)	(3,642)	(4,820)
Increase in fair value of warrants	—	—	(7,069,165)	—
Gain on disposition of supplies and equipment	—	3,000	4,620	3,000
Total other income (expense), net	11,656	8,387	(7,040,800)	20,454

Loss before income taxes	(3,429,097)	(3,692,935)	(13,882,076)	(7,047,416)
Income tax benefit	1,753,208	1,068,233	1,753,208	1,068,233

NET LOSS	$(1,675,889)	$(2,624,702)	$(12,128,868)	$(5,979,183)

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.14)	$(0.17)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	106,424,443	34,900,591	89,046,806	34,900,591

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,128,868)	$(5,979,183)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	54,778	501,087
Gain on sale of supplies and equipment	(4,620)	(3,000)
Stock-based compensation	325,720	452,320
Increase in fair value of warrants	7,069,165	—
Changes in operating assets and liabilities:
Accounts receivable	(10,360)	(937,084)
Prepaid expenses, restricted cash and other assets	804,548	(357,451)
Accounts payable	189,921	83,661
Accrued expenses, compensation and deferred rent	(1,616,709)	(675,134)
Unearned revenue	—	(38,709)
Net cash used in operating activities	(5,316,425)	(6,953,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	4,620	3,000
Purchases of property and equipment	(21,774)	—
Net cash (used in) provided by investing activities	(17,154)	3,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(10,926)	(20,743)
Payment of withholding taxes related to restricted
stock units	(34,785)	—
Proceeds from sale of common stock units	34,402,768	—
Net cash provided by (used in) financing activities	34,357,057	(20,743)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	29,023,478	(6,971,236)

CASH AND CASH EQUIVALENTS, beginning of year	3,827,198	18,869,639

CASH AND CASH EQUIVALENTS, end of year	$32,850,676	$11,898,403

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,534	$4,820

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2012 and incurred a net loss for the three and six months ended December 31, 2012. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2012, the Company’s cash and cash equivalents were $32.9 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including its clinical trial program with bremelanotide for FSD, preclinical and clinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical and clinical development of other portfolio products.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including completing analysis of results of the Company’s Phase 2B clinical trial with bremelanotide for FSD and holding an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA), through at least calendar year 2013. Phase 3 clinical trials of bremelanotide for FSD will require significant additional resources and capital.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. For the three and six months ended December 31, 2012 and 2011, 100% of revenues were from AstraZeneca.

(2)       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of December 31, 2012, and its results of operations and its cash flows for the three and six months ended December 31, 2012 and 2011. The results of operations for the three and six months ended December 31, 2012 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2013.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $32,344,788 and $3,344,146 in a money market fund at December 31, 2012 and June 30, 2012, respectively.

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
(unaudited)
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

During the three months ended December 31, 2012 and 2011, the Company sold New Jersey state net operating loss (NJ NOL) carryforwards, which resulted in the recognition of $1,753,208 and $1,068,233, respectively, in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012 private placement offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock are exercisable starting at July 3, 2012 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 3, 2012.

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

As of December 31, 2012 and 2011, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units amounted to an aggregate of 27,685,837 and 27,296,955 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

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

Notes to Consolidated Financial Statements
(unaudited)
In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $6,555 and $10,361, respectively, as revenue in the three and six months ended December 31, 2012 and $11,492 and $38,709, respectively, as revenue in the three and six months ended December 31, 2011 under these clinical trial sponsored research agreements.

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

The following table provides the assets carried at fair value:

	Fair Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2012:
Money Market Fund	$32,344,788	$32,344,788	$—	$—
June 30, 2012:
Money Market Fund	$3,344,146	$3,344,146	$—	$—

(6)      STOCKHOLDERS’ EQUITY:

Common Stock Transactions – On July 3, 2012, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $35.0 million, 3,873,000 shares of its common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of common stock. These warrants are exercisable at an exercise price of $0.01 per share, and expire ten years from the date of issuance. The holders may exercise the warrants on a cashless basis. The warrants are subject to a blocker provision prohibiting exercise of the warrants if the holder and its affiliates would beneficially own in excess of 9.99% of the total number of shares of common stock of the Company following such exercise (as may be adjusted to the extent set forth in the warrant). The warrants also provide that in the event of a Company Controlled Fundamental Transaction (as defined in the warrants), the Company may, at the election of the warrant holder, be required to redeem all or a portion of the warrants at an amount tied to the greater of the then market price of the Company’s common stock or the amount per share paid to any other person.

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

The net proceeds to the Company were $34.4 million, after deducting offering expenses payable by the Company and excluding the proceeds to the Company, if any, from the exercise of the warrants issued in the offering.

Stock Options – In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 months ending July 2016. The Company recognized $35,444 and $70,887, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2012.

Restricted Stock Units – In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $30,037 and $54,584, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2012.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vested on June 22, 2012 and the remainder vests 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $26,875 and $53,750, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2012 and $80,625 and $161,250, respectively, for the three and six months ended December 31, 2011.

Stock-based compensation cost for the three and six months ended December 31, 2012 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $57,261 and $146,499, respectively, and $161,422 and $291,070, respectively, for the three and six months ended December 31, 2011.

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

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2012, as amended by our quarterly report on Form 10-Q for the quarter ended September 30, 2012, and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2012, have not changed as of December 31, 2012. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

On November 8, 2012, we reported positive top-line results, including the successful achievement of statistical significance for the primary endpoint and key secondary endpoints in our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for treatment of FSD. The primary endpoint data analysis of 327 pre-menopausal women with female sexual arousal disorder, hypoactive sexual desire disorder, or a combination of both disorders, the most common types of FSD, demonstrate that women taking bremelanotide showed statistically significant increases in the number of Satisfying Sexual Events and also showed statistically significant improved measures of overall sexual functioning and distress related to sexual dysfunction, compared to placebo. Bremelanotide was well-tolerated during the trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea and emesis, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis. No serious adverse events were attributable to bremelanotide during the trial. We have requested an end-of-Phase 2 meeting with the FDA. Based on the results of discussions with the FDA and external advisors regarding the results of this trial and further development steps, Phase 3 activities are anticipated to start in the second-half of calendar year 2013.

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

Results of Operations

 Three and Six Months Ended December 31, 2012 Compared to the Three and Six Months Ended December 31, 2011

            Revenue – For the three and six months ended December 31, 2012, we recognized $6,555 and $10,361, respectively, in revenue compared to $11,492 and $38,709, respectively, for the three and six months ended December 31, 2011 pursuant to our license agreement with AstraZeneca. Revenue for the three and six months ended December 31, 2012 and 2011 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

            Research and Development – Research and development expenses were $2.4 million and $4.8 million, respectively, for the three and six months ended December 31, 2012 compared to $2.7 million and $5.0 million, respectively, for the three and six months ended December 31, 2011. These expenses were primarily costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. We are currently compiling and analyzing data from this Phase 2B clinical trial, which commenced in June 2011 and had the last patient complete treatment in September 2012.

            Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $1.9 million and $3.6 million, respectively, for the three and six months ended December 31, 2012 compared to $1.8 million and $3.1 million, respectively, for the three and six months ended December 31, 2011. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

            The amounts of project spending above exclude general research and development spending, which decreased to $0.5 million and $1.2 million, respectively, for the three and six months ended December 31, 2012 compared to $0.9 million and $1.9 million, respectively, for the three and six months ended December 31, 2011. The decrease is the result of reducing staffing levels and closing our research laboratory operations in connection with the lease expiration of our laboratory facilities in July 2012.

            Cumulative spending from inception to December 31, 2012 on our bremelanotide, NeutroSpec (a previously marketed imaging product on which all work is suspended) and other programs (which include PL-3994, other peptide melanocortin agonists, obesity and other discovery programs) amounts to approximately $158.8 million, $55.6 million and $60.0 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

            General and Administrative – General and administrative expenses, which consists mainly of compensation and related costs, were $1.0 million and $2.1 million, respectively, for both the three and six months ended December 31, 2012 and December 31, 2011.

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

            During the six months ended December 31, 2012, we used $5.3 million of cash for our operating activities, compared to $7.0 million used in the six months ended December 31, 2011. Lower net cash outflows from operations in the six months ended December 31, 2012 were primarily the result of an increase in proceeds received from the sale of our New Jersey NOLs and secondarily of lower costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, in which the last patient completed treatment in September 2012.

During the six months ended December 31, 2012, net cash used in investing activities was $17,154, consisting of $21,774 used for capital expenditures offset by $4,620 in proceeds from the sale of equipment. Cash provided by investing activities for the six months ended December 31, 2011 of $3,000 consisted of proceeds from the sale of equipment.

            During the six months ended December 31, 2012, cash provided by financing activities of $34.4 million consisted primarily of the net proceeds from the completion on July 3, 2012 of our private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million. During the six months ended December 31, 2011, cash used in financing activities consisted of payments of $20,743 on capital lease obligations during the quarter.

            As of December 31, 2012, our cash and cash equivalents were $32.9 million and our current liabilities were $2.0 million. We believe that our cash and cash equivalents are adequate to fund our planned operations, including completing analysis of results of our Phase 2B clinical trial with bremelanotide for FSD and holding an end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA), through at least calendar year 2013. Over the next twelve months we intend to focus efforts on preparing for our Phase 3 clinical trial with bremelanotide for FSD, assuming that results of the end-of-Phase 2 meeting with FDA support advancing the program, conducting preclinical research on one or more peptide melanocortin agonists for sexual dysfunction and other indications, conducting preclinical research on peptide melanocortin agonists for inflammatory disease related indications, and development and testing of an inhaled formulation of PL-3994.

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

Item 4.  Controls and Procedures.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

There have been no material changes to our risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2012, other than as set forth in our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2012.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 13, 2013	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 13, 2013	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document