Form 10-Q
period 2013-03-31
PALATIN TECHNOLOGIES INC
filed 2013-05-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 10, 2013, 38,947,912 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,537,053	$3,827,198
Short-term investments	5,998,740	—
Accounts receivable	—	27,631
Restricted cash	—	350,000
Prepaid expenses and other current assets	488,185	532,010
Total current assets	30,023,978	4,736,839

Property and equipment, net	307,020	318,653
Other assets	58,337	324,992
Total assets	$30,389,335	$5,380,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$23,591	$22,277
Accounts payable	733,443	294,894
Accrued expenses	1,986,240	2,706,496
Accrued compensation	—	433,333
Total current liabilities	2,743,274	3,457,000

Capital lease obligations	2,048	19,909
Deferred rent	44,764	72,677
Total liabilities	2,790,086	3,549,586

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; Series A Convertible; issued and outstanding 4,697 shares as of March 31, 2013 and 4,997 as of June 30, 2012	47	50
Common stock of $0.01 par value – authorized 200,000,000 shares; issued and outstanding 38,947,912 shares as of March 31, 2013 and 34,900,591 as of June 30, 2012, respectively	389,479	349,006
Additional paid-in capital	282,597,134	240,725,127
Accumulated deficit	(255,387,411)	(239,243,285)
Total stockholders’ equity	27,599,249	1,830,898
Total liabilities and stockholders’ equity	$30,389,335	$5,380,484

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
 Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

REVENUES:	$—	$23,996	$10,361	$62,705

OPERATING EXPENSES:
Research and development	2,944,587	4,705,662	7,733,670	9,683,112
General and administrative	1,079,197	1,344,861	3,141,751	3,473,990
Total operating expenses	4,023,784	6,050,523	10,875,421	13,157,102

Loss from operations	(4,023,784)	(6,026,527)	(10,865,060)	(13,094,397)

OTHER INCOME (EXPENSE):
Investment income	9,629	5,955	37,017	28,229
Interest expense	(1,103)	(1,830)	(4,746)	(6,650)
Increase in fair value of warrants	—	—	(7,069,165)	—
Gain on disposition of supplies and equipment	—	1,700	4,620	4,700
Total other income (expense), net	8,526	5,825	(7,032,274)	26,279

Loss before income taxes	(4,015,258)	(6,020,702)	(17,897,334)	(13,068,118)
Income tax benefit	—	—	1,753,208	1,068,233

NET LOSS	$(4,015,258)	$(6,020,702)	$(16,144,126)	$(11,999,885)

Basic and diluted net loss per common share	$(0.04)	$(0.17)	$(0.17)	$(0.34)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	106,424,443	34,900,591	94,754,789	34,900,591

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated  Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,144,126)	$(11,999,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,360	737,120
Accrued interest and amortization on premium/discount	(451)	—
Gain on sale of supplies and equipment	(4,620)	(4,700)
Stock-based compensation	475,329	716,300
Increase in fair value of warrants	7,069,165	—
Changes in operating assets and liabilities:
Accounts receivable	27,631	114,549
Prepaid expenses, restricted cash and other assets	660,480	(215,892)
Accounts payable	438,549	60,994
Accrued expenses, compensation and deferred rent	(1,181,502)	578,144
Unearned revenue	—	(46,105)
Net cash used in operating activities	(8,577,185)	(10,059,475)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of supplies and equipment	4,620	4,700
Purchases of property and equipment	(70,727)	(15,000)
Purchases of investments	(5,998,289)	—
Net cash used in investing activities	(6,064,396)	(10,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(16,547)	(29,615)
Payment of withholding taxes related to restricted stock units	(34,785)	—
Proceeds from sale of common stock units	34,402,768	—
Net cash provided by (used in) financing activities	34,351,436	(29,615)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,709,855	(10,099,390)

CASH AND CASH EQUIVALENTS, beginning of period	3,827,198	18,869,639

CASH AND CASH EQUIVALENTS, end of period	$23,537,053	$8,770,249

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$4,746	$6,650

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

The Company’s primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for obesity, erectile dysfunction, pulmonary diseases, cardiovascular diseases, dermatologic diseases and inflammatory diseases. The Company has an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome, with drug candidates in preclinical evaluation.

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2013 and incurred a net loss for the three and nine months ended March 31, 2013. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2013, the Company’s cash, cash equivalents and short-term investments were $29.5million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including its clinical trial program with bremelanotide for FSD, preclinical and clinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical and clinical development of other portfolio products.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) and initiating those studies, through at least calendar year 2013. Phase 3 clinical trials of bremelanotide for FSD will require significant additional resources and capital.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution and, secondarily, in U.S government securities. For the nine months ended March 31, 2013 and the three and nine months ended March 31, 2012, 100% of revenues were from AstraZeneca.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(2)       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of March 31, 2013, and its results of operations and its cash flows for the three and nine months ended March 31, 2013 and 2012. The results of operations for the three and nine months ended March 31, 2013 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2013.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $19,056,321in a money market fund and $1,499,925 in U.S. government securities at March 31, 2013 and $3,344,146in a money market fund at June 30, 2012.

Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet, based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

During the nine months ended March 31, 2013 and 2012, the Company sold New Jersey state net operating loss (NJ NOL)carryforwards, which resulted in the recognition of $1,753,208 and $1,068,233, respectively, in tax benefits.

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

As of March 31, 2013 and 2012, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units amounted to an aggregate of 27,672,437 and 27,462,700shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $10,361 as revenue in the nine months ended March 31, 2013 and $23,996 and $62,705, respectively, as revenue in the three and nine months ended March 31, 2012 under these clinical trial sponsored research agreements.

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

(5)       FAIR VALUE MEASUREMENTS:

The fair value of cash equivalents and short-term investments are classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table provides the assets carried at fair value:

	Total carrying value as of March 31, 2013	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2013:
Money Market Fund	$19,056,321	$19,056,321	$—	$—
U.S. government securities	7,498,665	7,496,925

Total	$26,554,986	$26,553,246	$—	$—

June 30, 2012:
Money Market Fund	$3,344,146	$3,344,146	$—	$—

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

Because there were not sufficient authorized shares to cover all the outstanding Series B 2012 warrants in the private placement offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock was required to be classified as a liability and carried at fair value on the Company’s balance sheet. The fair value was calculated by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of the Company’s common stock by the closing price of its common stock less the exercise price of $0.01 per share. The warrants were liability classified through September 27, 2012,at which time the then fair value of the warrant liability was reclassified into stockholders’ equity upon stockholder approval of the increase in authorized common stock. The increase in fair value, as a result of the Company’s common stock increasing from $0.50 per share at date of issuance to $0.71 per share upon shareholder approval, of $7,069,165 has been recorded as a non-operating expense for the nine months ended March 31, 2013.

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

Stock Options – In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 months ending July 2016. The Company recognized $35,550 and $106,649, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2013.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Restricted Stock Units – In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $30,037 and $84,622, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2013.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. Half of these restricted stock units vested on June 22, 2012 and the remainder vests 24 months from the date of grant. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $26,875 and $80,625, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2013 and $80,625 and $241,875, respectively, for the three and nine months ended March 31, 2012.

Stock-based compensation cost for the three and nine months ended March 31, 2013 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $57,008and $203,433, respectively, and $183,355 and $474,425, respectively, for the three and nine months ended March 31, 2012.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2012, have not changed as of March 31, 2013. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of female sexual dysfunction (FSD). In addition, we have drug candidates or development programs for obesity, erectile dysfunction, pulmonary diseases, cardiovascular diseases, dermatologic diseases and inflammatory diseases.

The following drug development programs are actively under development:

•
Bremelanotide, a peptide melanocortin receptor agonist, for treatment of FSD. This drug candidate has completed a Phase 2B clinical trial and end-of-Phase 2 meeting with the U.S. Food and Drug Administration, and we have presented Phase 2B results at a medical meeting.

•	Melanocortin receptor-based compounds for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement.

•	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of cardiovascular and pulmonary indications.

•	Melanocortin receptor-1 agonist peptides, for treatment of dermatologic and inflammatory disease indications.

            The following chart shows the status of our drug development programs.

	Program	Indication	Preclinical	Phase 1	Phase 2	Phase 3
Melanocortin Receptor Programs	Bremelanotide	Female Sexual Dysfunction
	AstraZeneca Collaboration	Obesity and Diabetes
	Next Generation Peptide	Female Sexual Dysfunction and Erectile Dysfunction
	Melanocortin Receptor-1 Peptides	Dermatology and Inflammatory Disease

Natriuretic Peptide Receptor Programs	PL-3994	Cardiovascular Indications
	PL-3994	Pulmonary Indications

On November 8, 2012, we reported positive top-line results, including achieving statistical significance for the primary endpoint and key secondary endpoints in our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for treatment of FSD. The primary endpoint data analysis of 327 pre-menopausal women with female sexual arousal disorder, hypoactive sexual desire disorder, or a combination of both disorders, the most common types of FSD, showed statistically significant increases in the number of satisfying sexual events, and statistically significant improvement in measures of overall sexual functioning and distress related to sexual dysfunction, for women taking bremelanotide compared to placebo. Bremelanotide was well-tolerated during the trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea and emesis, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis. No serious adverse events were attributable to bremelanotide during the trial.

We had an end-of-Phase 2 meeting with the FDA on bremelanotide for FSD, and reached preliminary agreement on key aspects of  Phase 3 pivotal registration studies, including FSD patient population, primary and key secondary efficacy endpoints, study design, doses election and safety monitoring. In addition, the FDA agreed that the Phase 2 data adequately characterized blood pressure and heart rate signals of bremelanotide, and that standardized methods for in-clinic assessment of blood pressure would be sufficient for Phase 3.Based upon the discussions with FDA, we intend to complete protocols for the pivotal Phase 3 studies, with patient screening scheduled to start later this year.

We have initiated preclinical studies with new peptide drug candidates for a number of indications, primarily dermatologic and inflammatory disease related, and are continuing preclinical development with a next generation peptide for FSD and erectile dysfunction.

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

Results of Operations

 Three and Nine Months Ended March 31, 2013 Compared to the Three and Nine Months Ended March 31, 2012

Revenue –We recognized no revenue for the three months ended March 31, 2013 and $10,361 of revenue for the nine months ended March 31, 2013, compared to $23,996 and $62,705, respectively, for the three and nine months ended March 31, 2012 pursuant to our license agreement with AstraZeneca. Revenue for the three and nine months ended March 31, 2013 and 2012 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

Research and Development – Research and development expenses were $2.9 million and $7.7 million, respectively, for the three and nine months ended March 31, 2013compared to $4.7 million and $9.7 million, respectively, for the three and nine months ended March 31, 2012. These expenses were primarily costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. We are currently completing protocols and preparing for initiation of pivotal Phase 3 studies of bremelanotide.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $2.2 million and $5.8 million, respectively, for the three and nine months ended March 31, 2013 compared to $3.7 million and $6.8 million, respectively, for the three and nine months ended March 31, 2012. Spending to date has been primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which decreased to $0.7 million and $1.9 million, respectively, for the three and nine months ended March 31, 2013 compared to $1.0 million and $2.9 million, respectively, for the three and nine months ended March 31, 2012. The decrease is the result of reducing staffing levels and closing our research laboratory operations in connection with the lease expiration of our laboratory facilities in July 2012.

Cumulative spending from inception to March 31, 2013 on our bremelanotide, NeutroSpec (a previously marketed imaging product which has been terminated) and other programs (which include PL-3994, other peptide melanocortin agonists, obesity and other discovery programs) amounts to approximately $161.3 million, $55.6 million and $60.4 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses were $1.1 million and $3.1 million, respectively, for the three and nine months ended March 31, 2013 compared to $1.3 million and $3.5 million for the three and nine months ended March 31, 2012. These expenses mainly consist of compensation and related costs.

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

During the nine months ended March 31, 2013, we used $8.6million of cash for our operating activities, compared to $10.1 million used in the nine months ended March 31, 2012. Lower net cash outflows from operations in the nine months ended March 31, 2013 were primarily the result of lower costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, in which the last patient completed treatment in September 2012 and, secondarily, from an increase in proceeds received from the sale of our New Jersey NOLs.

During the nine months ended March 31, 2013, net cash used in investing activities was $6.1 million, consisting of $6.0 million used for the purchase of short-term investments, $70,727 used for capital expenditures offset by $4,620 in proceeds from the sale of equipment. Net cash used in investing activities for the nine months ended March 31, 2012 of $10,300 consisted of $4,700 in proceeds from the sale of equipment offset by $15,000 used for capital expenditures.

During the nine months ended March 31, 2013, cash provided by financing activities of $34.4 million consisted primarily of the net proceeds from the completion on July 3, 2012 of our private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million. During the nine months ended March 31, 2012, cash used in financing activities consisted of payments of $29,615 on capital lease obligations during the quarter.

As of March 31, 2013, our cash, cash equivalents and short-term investments were $29.5million and our current liabilities were $2.7 million. We believe that our cash, cash equivalents and short-term investments will be adequate to fund our planned operations, including submitting complete protocols for pivotal Phase 3 studies to the FDA and initiating those studies, through at least calendar year 2013. If we delay initiation of Phase 3 clinical trial efforts with bremelanotide for FSD, we have sufficient funds for at least the next twelve months. Over the next twelve months we intend to focus efforts on preparing for and initiating our Phase 3 clinical trial with bremelanotide, conducting preclinical research on one or more peptide melanocortin agonists for sexual dysfunction and other indications, conducting preclinical research on peptide melanocortin agonists for inflammatory and dermatologic disease-related indications, and development and testing of an inhaled formulation of PL-3994.

Our current cash, cash equivalents and short-term investments are not sufficient to complete all of the clinical trials required for product approval for any of our products. We expect that the Phase 3 bremelanotide clinical trial program for FSD will require significant additional resources and capital. We intend to seek additional capital through public or private equity or debt financings, collaborative arrangements on our product candidates, including bremelanotide for FSD, or other sources. However, sufficient additional funding to support operations past calendar year 2013, including Phase 3 clinical trials with bremelanotide, may not be available on acceptable terms or at all. If additional funding is not available, we will curtail expenditures for Phase 3 clinical trials with bremelanotide, and may be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available, and relinquish, license or otherwise dispose of rights on unfavorable terms to technologies and product candidates that we would otherwise seek to develop or commercialize ourselves. The nature and timing of our development activities are highly dependent on our financing activities.

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

Item 4.  Controls and Procedures.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 13,2013	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 13, 2013	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document