Form 10-K
period 2013-06-30
PALATIN TECHNOLOGIES INC
filed 2013-09-27
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2012): $23,096,569.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 26, 2013): 39,191,655.

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

In this Annual Report, references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

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

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD. Bremelanotide is scheduled to start Phase 3 clinical trials in the first quarter of calendar 2014.

●	Melanocortin receptor-based compounds for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement.

●	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of cardiovascular and pulmonary indications.

●	Melanocortin receptor-1 agonist (MC1R) peptides, for treatment of dermatologic and inflammatory disease indications.

●	The following chart shows the status of our drug development programs.

Key elements of our business strategy include: using our technology and expertise to develop and commercialize innovative therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing; and partially funding our product development programs with the cash flow generated from our license agreement with AstraZeneca and any other companies.

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

Bremelanotide for Female Sexual Dysfunction (FSD). We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and activates a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). We have completed a Phase 2B clinical trial and end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA), and are planning to start pivotal Phase 3 clinical trials in the first quarter of calendar 2014.

Ongoing Clinical Trials and Clinical Plans. The Phase 2B clinical trial was a multicenter, placebo-controlled, randomized, parallel group, dose-finding trial testing three dose levels of subcutaneously administered bremelanotide in premenopausal women diagnosed with female sexual arousal disorder and/or hypoactive sexual desire disorder. The study enrolled premenopausal women across 66 sites within the United States and Canada, with patients randomized to one of three treatment arms and a placebo arm for 16 weeks of treatment. The objective of the Phase 2B trial was to measure safety and efficacy of subcutaneous doses intended for on-demand, home use. The primary efficacy endpoint was change from baseline to end of study in the number of satisfying sexual events.

In the Phase 2B clinical trial, the primary endpoint data analysis of 327 pre-menopausal women with female sexual arousal disorder and/or hypoactive sexual desire disorder showed statistically significant increases in the number of satisfying sexual events, and statistically significant improvement in measures of overall sexual functioning and distress related to sexual dysfunction, for women taking bremelanotide compared to placebo. Bremelanotide was well-tolerated during the trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea and emesis, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis. No serious adverse events were attributable to bremelanotide during the trial.

In the end-of-Phase 2 meeting with the FDA on bremelanotide for FSD we reached preliminary agreement on key aspects of Phase 3 pivotal registration studies, including FSD patient population, primary and key secondary efficacy endpoints, general study design, dose selection and safety monitoring. In addition, the FDA agreed that the Phase 2 data adequately characterized blood pressure and heart rate signals of bremelanotide, and that standardized methods for in-clinic assessment of blood pressure would be sufficient for Phase 3. Based upon the discussions with the FDA, we have completed protocols for the pivotal Phase 3 studies and are manufacturing drug product for clinical trial use and entering into agreements with clinical research organizations and others for Phase 3 studies.

The Phase 3 clinical study program will be conducted in premenopausal women with hypoactive sexual desire disorder, either with or without arousal difficulties, and will include two pivotal placebo-controlled, randomized parallel group trials each in 600 evaluable patients with two arms, one a fixed bremelanotide dose and one placebo. Hypoactive sexual desire disorder is the single largest specific diagnosis in FSD. We will also conduct open-label safety extension, drug interaction and other ancillary studies. The Phase 3 studies, which will be conducted in North America, will utilize a single-dose autoinjector intended for commercialization. It is anticipated that the Phase 3 program will take at least fifteen to eighteen months from initiation of patient dosing through database lock. Following database lock, clinical trial data will be analyzed and, assuming the data supports approval of bremelanotide for FSD, a New Drug Application (NDA) will be submitted to FDA. There can be no assurance that the Phase 3 data will support approval of bremelanotide for FSD or that the FDA will approve an NDA for bremelanotide.

Medical Need - FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. Hypoactive sexual desire disorder, either with or without arousal difficulties, is the largest single category of FSD. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. The 2006 PRESIDE study, a cross-sectional, population-based survey of 31,581 female adult respondents in the United States, found that approximately 43% of women have symptoms associated with FSD, with up to about 22% having associated personal distress.

There are no drugs approved for FSD indications in the United States.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of FSD.

Bremelanotide is intended for “on-demand” use and is self-administered by the patient approximately one hour prior to anticipated sexual activity. We have selected a simple and patient-friendly single dose, disposable auto-injector device which will be used in Phase 3 clinical trials and is intended for commercialization.

Prior Clinical Trials with Subcutaneous Administration. We have completed several Phase 1 clinical studies in which various safety parameters, including blood pressure effects of subcutaneously administered bremelanotide, were studied. Based in part on these studies, our Phase 2B clinical trial assessed the magnitude and duration of blood pressure effect, and determined that subcutaneous administration of selected doses of bremelanotide for treatment of FSD in premenopausal women provides acceptable control of blood pressure effects.

Clinical Trials with Intranasal Formulations. While we are no longer developing intranasal formulations of bremelanotide for commercialization, trials with intranasal formulations of bremelanotide did demonstrate potential utility of bremelanotide. Preliminary Phase 2A clinical trials of FSD patients showed statistically significant increases in the level of sexual desire and genital arousal in post-menopausal subjects receiving nasal bremelanotide and increases in the level of sexual desire and genital arousal in premenopausal subjects receiving nasal bremelanotide, although interpretation of results with premenopausal subjects was confounded by a significant placebo effect, which is often seen in such studies. Phase 2B double-blind, placebo-controlled, parallel doses clinical trials evaluating intranasal bremelanotide for erectile dysfunction (ED), conducted in 726 non-diabetic and 294 diabetic patients, showed that over 30% of ED patients were restored to a normal level of function. In trials conducted to date, over 2,500 subjects in 31 completed clinical studies received at least one dose of bremelanotide, with over 1,500 receiving multiple doses.

Next Generation Melanocortin Receptor-4 (MC4R) Peptide Agonists. We have developed a series of next generation highly selective MC4R peptides. In developing these peptides, we examined effectiveness in animal models of sexual response and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4R, including FSD and ED. We are engaged in preclinical activities with these peptides, and are evaluating potential pharmaceutical applications.

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

AstraZeneca initiated human clinical studies with AZD2820, a subcutaneously-administered peptide melanocortin receptor partial agonist that was being developed as a single-agent therapy for the treatment of obesity, but discontinued development after a Phase 1 clinical trial of AZD2820 was halted following a serious adverse event. Based on an investigation, it could not be excluded that the serious adverse event was linked to AZD2820, but it was determined that it was unlikely that the serious adverse event was related to melanocortin agonists as a target for treatment of obesity. AstraZeneca has a number of collaboration compounds in various stages of preclinical testing, and is evaluating its program and next steps. No assurance can be given that AstraZeneca will continue to develop compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome, or that AstraZeneca will be successful in developing any such compound.

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

Melanocortin Receptor-1 (MC1R) Peptide Agonists. We have initiated preclinical studies with MC1R peptide drug candidates for a number of indications, primarily dermatologic and inflammatory disease related. The MC1R is implicated in a number of diseases, including inflammatory indications such as inflammatory bowel disease and nephritis, dermatologic indications such as vitiligo and erythropoietic protoporphyria, and ocular indications such as uveitis and dry eye. We are conducting animal studies for a number of different indications, and if these efforts are successful, intend to select one or more clinical development candidates and indications during the current fiscal year. We will then start preclinical toxicology and other studies preparatory to filing an Investigational New Drug (IND) application with FDA.

Other Melanocortin Programs. We are continuing drug discovery efforts in the melanocortin field, primarily developing peptide compounds, including highly selective MC1R agonists and peptides specific for MC4R, including both agonists and antagonists.

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

Acute exacerbations of asthma, also called acute severe asthma, is an ongoing, unremitting asthma episode in which asthma symptoms do not adequately respond to initial bronchodilator therapy. Inhaled beta-2 adrenergic receptor agonists, such as albuterol, inhaled anticholinergic drugs, such as ipratropium, and systemic corticosteroids are primary treatments for episodes of acute exacerbations of asthma. Some patients with acute exacerbations of asthma become unresponsive to beta-2 adrenergic receptor agonists, significantly limiting treatment options and increasing risk. Patients who do not respond to initial therapy are at risk of severe complications. We intend to initially target PL-3994 as a treatment for those at-risk unresponsive patients.

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

We are exploring development of an inhalation formulation of PL-3994, including preclinical inhalation and other studies that are required to start clinical trials with an inhaled formulation of PL-3994.

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

Clinical Studies with PL-3994. Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP, a natural messenger nucleotide. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

Later in 2008, we conducted a Phase 2A trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. In this trial, which was a randomized, double-blind, placebo-controlled, single ascending dose study in 21 volunteers, the objective was to demonstrate that PL-3994 can be given safely to patients taking antihypertensive medications commonly used in heart failure and hypertension patients. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses.

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

Estimate of Amount Spent on Research and Development Activities

Research and development expenses were $10.5 million for the fiscal year ended June 30, 2013 (fiscal 2013) and $13.8 million for the fiscal year ended June 30, 2012 (fiscal 2012), of which $0.01 and $0.1 million, respectively, were borne by AstraZeneca pursuant to the research collaboration and license agreement.

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

Bremelanotide for Treatment of Female Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of FSD, for which there is no approved drug in the United States. We are not aware of any drug in clinical trials for FSD which is on-demand, taken in conjunction with anticipated sexual activity. We are aware of several drugs at various stages of development which are taken on a chronic, typically once-daily, basis. Flibanserin, a non-hormone oral drug, has been investigated for treatment of premenopausal women with hypoactive sexual desire disorder. Development of this drug was terminated following failure of the FDA to approve the drug for marketing. However, this drug has been licensed to a third party, which has announced it has resubmitted an NDA to the FDA and expects FDA action before the end of 2013. An oral fixed-dose combination of two antidepressants, bupropion and trazodone, is reported to be entering Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. Another company is developing two different oral fixed-dose combination drugs, one a combination of sildenafil and testosterone and the other a combination of testosterone and buspirone hydrochloride, and is conducting Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. A drug utilizing a testosterone transdermal patch completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but did not show statistical separation from placebo in those trials. It is not known whether this drug is still in development. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing either a melanocortin receptor agonist drug for FSD or an on-demand drug for FSD.

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

PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human atrial natriuretic peptide drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, have been investigated for treatment of congestive heart failure, but we are not aware of any active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to have completed Phase 2 clinical trials for acute heart failure. One product is under investigation for continuous and extended infusion through a subcutaneous pump. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.

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

We own two issued United States patents claiming the bremelanotide substance; issued patents claiming the bremelanotide substance in Japan, Mexico, Austria, Belgium, Cyprus, Denmark, Finland, France, Germany, Greece, Ireland, Korea, Luxembourg, Monaco, Netherlands, Portugal, Spain, Sweden, Switzerland, United Kingdom, Italy, Australia, New Zealand, Brazil and Canada. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent.

We own an issued patent in the United States and New Zealand claiming an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and patent applications on the same class are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. The presumptive term of the patent issued in the United States is until 2029. We also own patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand and South Africa and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming a narrow class of highly selective MC1R agonist peptides for treatment of inflammation-related diseases and disorders and related indications, and patent applications on two broader classes of highly selective MC1R agonist peptides which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and South Africa and before the European and Eurasian patent offices. The presumptive term of the patent issued in the United States is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which have a term until 2027. Corresponding patents have issued in the European patent office, South Africa, Russia, France, Germany, Mexico, Philippines and Colombia, and applications claiming the PL-3994 substance and other compounds, including precursor molecules, are pending in Australia, Brazil, Canada, China, India, Israel, Japan and Korea. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. We also own a patent application under the Patent Cooperation Treaty claiming use of PL-3994 for treatment of airway diseases, including asthma, and we intend to continue prosecution only in the United States. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

In addition to obtaining approval of an NDA from the FDA for any of our proposed products, any facility that manufactures such a product must comply with current good manufacturing practices (GMPs). This means, among other things, that the drug manufacturing establishment must be registered with, and subject to inspection by, the FDA. Foreign manufacturing establishments must also comply with GMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such other countries under reciprocal agreements with the FDA. In complying with standards established by the FDA, manufacturing establishments must continue to expend time, money and effort in the areas of production and quality control to ensure full technical compliance. We will use contract manufacturing establishments, in the United States or in foreign countries, to manufacture our proposed products, and will depend on those establishments to comply with GMPs and other regulatory requirements.

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries depend, in large part, on the availability of adequate reimbursement from third-party payors such as governmental entities, managed care organizations, health maintenance organizations (HMOs) and private insurance plans. Reimbursement by a third-party payor depends on a number of factors, including the payor’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective.

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

Payors frequently employ a tiered system in reimbursing end users for pharmaceutical products, with tier designation affecting copay or deductible amounts. There are no approved products for treating FSD, and thus is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. Based on third-party reimbursement for approved products treating ED, we believe bremelanotide will be classified as a Tier 3 drug, so that reimbursement will be limited for bremelanotide for treatment of FSD, assuming the product is approved by the FDA. Less than full reimbursement by governmental and other third-party payors may adversely affect the market acceptance of bremelanotide. Further, healthcare reimbursement systems vary from country to country, and third-party reimbursement might not be made available for bremelanotide for FSD under any other reimbursement system.

Manufacturing and Marketing

To be successful, our proposed products will need to be manufactured in commercial quantities under GMPs prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMPs. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. We have identified one third-party manufacturer for the production of bremelanotide, and have validated manufacturing of the bremelanotide drug substance under GMPs with that manufacturer. We are in the process of negotiating a long-term supply agreement with the third-party manufacturer, and may not be able to enter into a supply agreement on acceptable terms, if at all.

Our bremelanotide product candidate will be a combination product, incorporating both the bremelanotide drug substance and a delivery device. We will rely on a third-party manufacturer to make the delivery device and the final product combination product. We have selected a delivery device, and are negotiating a long-term supply and manufacturing agreement, but may not be able to enter into such an agreement on acceptable terms, if at all.

Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We have identified a manufacturer which made the product in quantities sufficient for Phase 1 and some anticipated Phase 2 clinical trials, and are evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

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

Product Liability and Insurance

Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing $10 million coverage in the aggregate as to certain clinical trial risks.

Employees

As of September 26, 2013, we employed 20 persons full time, of whom 13 are engaged in research and development activities and 7 are engaged in administration and management. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

We have never been profitable and we may never become profitable. As of June 30, 2013, we had an accumulated deficit of $260.1 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, including funds required to complete our Phase 3 clinical trials of bremelanotide for FSD, and funds may not be available on acceptable terms, or at all.

As of June 30, 2013, we had cash, cash equivalents and short-term investments of $24.4 million, with current liabilities of $2.1 million. We believe we have sufficient currently available working capital to fund our currently planned operations through at least calendar year 2014, but our currently available working capital is not sufficient to complete pivotal Phase 3 clinical trials for bremelanotide for FSD. We will need additional funding to complete required clinical trials of bremelanotide for FSD and our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates.

While we are actively preparing to initiate Phase 3 clinical trials of bremelanotide for FSD, we do not intend to start patient enrollment and dosing in the Phase 3 program unless we have adequate funds, or commitments for adequate funds, to complete the Phase 3 program. We estimate that the Phase 3 program, through submission of an NDA, will cost at least $78.0 million. We are seeking funds to support the Phase 3 program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

We do not have any source of significant recurring revenue, and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements on our product candidates, or other sources. However, additional funding may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

If we are unable to raise sufficient additional funds when needed, we may be required to curtail operations significantly, cease clinical trials and decrease staffing levels. We may seek to license, sell or otherwise dispose of our product candidates, technologies and contractual rights on the best possible terms available. Even if we are able to license, sell or otherwise dispose of our product candidates, technologies and contractual rights, it is likely to be on unfavorable terms and for less value than if we had the financial resources to develop or otherwise advance our product candidates, technologies and contractual rights ourselves.

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

We have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

●	continuing to conduct preclinical development and clinical trials;

●	participating in regulatory approval processes;

●	formulating and manufacturing products, or having third parties formulate and manufacture products;

●	post-approval monitoring and surveillance of our products;

●	conducting sales and marketing activities, either alone or with a partner; and

●	obtaining additional capital.

If we are unable to obtain regulatory approval of any of our product candidates, to successfully commercialize any products for which we receive regulatory approval or to obtain additional capital, we may not be able to recover our investment in our development efforts.

We may not be able to obtain regulatory approval of bremelanotide for FSD even if the product is effective in treating FSD.

Approval of bremelanotide for treatment of FSD in premenopausal women requires determination by the FDA that the product is both safe and effective. Our Phase 2B clinical trial for FSD demonstrated what we believe is an acceptable safety profile and, at selected doses, statistically significant efficacy. However, results obtained in Phase 3 clinical trials may be inconsistent with results obtained in our Phase 2B study, and may demonstrate either an unacceptable safety profile or insufficient efficacy. It is also possible that safety or efficacy results obtained in Phase 3 clinical trials will be inconclusive. It is not possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed or never obtained, our business and our liquidity would be adversely affected.

Even if bremelanotide for FSD obtains regulatory approval in the United States and other countries, it may not achieve significant market acceptance.

Regulatory approval for the marketing and sale of bremelanotide for FSD in the United States and other countries does not assure that the product will be a commercial success. While we believe that an on-demand drug for FSD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for FSD may never achieve significant market acceptance. There is no drug approved in the United States for FSD, and thus actual market size and market dynamics are not known. We believe reimbursement of bremelanotide from third party payors such as health insurers, HMOs or other third-party payors of healthcare costs will be limited, and that the ultimate user will pay all or a substantial part of the cost of bremelanotide for FSD. We do not know the market price sensitivity of bremelanotide for FSD, or whether the market will support a product for FSD at the price range we project. If bremelanotide for FSD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be adversely affected.

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

We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large-scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that can cause delay or termination of our human clinical trials include:

●	the availability of sufficient capital to sustain operations and clinical trials;

●	timely completion of clinical site protocol approval and obtaining informed consent from subjects;

●	the rate of patient enrollment in clinical studies;

●	adverse medical events or side effects in treated patients; and

●	lack of effectiveness of the product being tested.

You should evaluate us in light of these uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, as well as unanticipated problems and additional costs relating to:

●	product approval or clearance;

●	regulatory compliance;

●	good manufacturing practices;

●	intellectual property rights;

●	product introduction; and

●	marketing and competition.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing and distribution of drug products. Drugs are subject to rigorous regulation by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

●	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

●	submission to the FDA of an IND application, which must become effective before clinical trials may begin;

●	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication;

●	submission to the FDA of an NDA;

●	FDA review and approval of the NDA before any commercial marketing or sale; and

●	compliance with post-approval commitments and requirements.

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

Regulatory approval for the marketing and sale of any of our product candidates does not assure the product’s commercial success. Any approved product will compete with other products manufactured and marketed by major pharmaceutical and other biotechnology companies. The degree of market acceptance of any such product will depend on a number of factors, including:

●	perceptions by members of the healthcare community, including physicians, about its safety and effectiveness;

●	cost-effectiveness relative to competing products and technologies;

●	availability of reimbursement for our products from third party payors such as health insurers, health maintenance organizations and government programs such as Medicare and Medicaid; and

●	advantages over alternative treatment methods.

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

We are developing bremelanotide for FSD, are in early stage development of other melanocortin receptor agonist compounds for sexual dysfunction and other indications and are developing PL-3994 for the treatment of asthma, heart failure and other indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our research collaboration and license agreement with AstraZeneca for melanocortin-based therapeutic compounds for obesity, diabetes and related metabolic syndrome, we have no direct control over the development of compounds and have only limited, if any, input on the direction of development efforts. Based on a serious adverse event, AstraZeneca has decided to discontinue development of AZD2820, a subcutaneously-administered peptide melanocortin-4 receptor partial agonist. AstraZeneca has a number of collaboration compounds in various stages of preclinical testing. AstraZeneca may decide to abandon further development of this program, including terminating the agreement, if the results of further development efforts are negative or inconclusive, or if priorities within AstraZeneca change, or for any reason. Because the potential value of the license arrangement with AstraZeneca is contingent upon the successful development and commercialization of the licensed technology, the ultimate value of this license will depend on the efforts of AstraZeneca. If AstraZeneca does not succeed in developing the licensed technology for any reason, or elects for any reason to discontinue the development of this program, we may be unable to realize the potential value of this arrangement. Compounds developed during the collaboration phase of our agreement with AstraZeneca are subject to the same payment terms as licensed compounds, but intellectual property relating to collaboration compounds is owned by AstraZeneca. If AstraZeneca does not succeed in developing collaboration compounds, we will not realize any value with respect to those compounds.

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

There are other products being developed for FSD, including flibanserin, a daily-use oral drug being developed for hypoactive sexual desire disorder, and a number of daily-use oral and patch drugs incorporating testosterone. There is competition to develop drugs for treatment of FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

There are three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED, other approved products and devices for ED, and other products in development for treatment of ED, including products in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs, and to develop drugs for treatment of FSD.

There are several products approved for use in treatment of obesity and related indications, and a number of other products being developed for treatment of obesity, including products in clinical trials. There is intense competition to develop drugs for treatment of obesity and related indications.

There are numerous products approved for use in treatment of asthma, and a number of other products being developed for treatment of acute exacerbations of asthma, including products in clinical trials. There is intense competition to develop drugs for treatment of acute exacerbations of asthma.

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

Our ability to successfully commercialize our products in development will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and third-party reimbursement might not be available for our proposed products once approved, or if obtained, might not be adequate.

There are no approved products for treating FSD, and thus there is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. Based on third-party reimbursement for approved products treating ED, we believe bremelanotide for FSD will be classified as a Tier 3 drug, so that reimbursement will be limited for bremelanotide for treatment of FSD, assuming the product is approved by the FDA.

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

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

●	the degree and range of protection any patents will afford us against competitors, including whether third parties will find ways to invalidate or otherwise circumvent our patents;

●	if and when patents will be issued;

●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; and

●	whether we will need to initiate litigation or administrative proceedings, which may be costly whether we win or lose.

If our products, methods, processes and other technologies infringe the proprietary rights of other parties, we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; or

●	defend litigation or administrative proceedings, which may be costly whether we win or lose, and which could result in a substantial diversion of our management resources.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our bremelanotide clinical programs and our preclinical programs on an inhaled formulation of PL-3994 and new peptide drug candidates for sexual dysfunction and other indications depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management who possess significant technical expertise and experience and oversee our development programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

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

We are authorized to issue up to 300,000,000 shares of common stock. To the extent that we sell or otherwise issue authorized but currently unissued shares, this could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

Risks Relating to Owning Our Common Stock

As of September 26, 2013, there were 96,153,887 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 26, 2013, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	52,834 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●	3,821,303 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $42.10 per share;

●	646,250 shares issuable under restricted stock units which vest on dates between June 27, 2014 and June 27, 2015, subject to the fulfillment of service conditions; and

●
91,633,500 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $3.30 per share, which includes warrants issued in our 2012 private placement for 67,476,531 shares issuable at an exercise price of $0.01 per share.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time, or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

●	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

●	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

●	achievement or rejection of regulatory approvals by our competitors or by us;

●	announcements of technological innovations or new commercial products by our competitors or by us;

●	developments concerning proprietary rights, including patents;

●	developments concerning our collaborations;

●	regulatory developments in the United States and foreign countries;

●	economic or other crises and other external factors;

●	period-to-period fluctuations in our revenue and other results of operations;

●	changes in financial estimates by securities analysts; and

●	sales of our common stock.

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

For the 12 month period ended August 31, 2013, the price of our stock has been volatile, ranging from a high of $1.10 per share to a low of $0.51 per share.

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

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on September 26, 2013, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. Therefore, our stockholders will not receive a return on their shares unless the value of their shares increases.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT (formerly NYSE Amex) since July 1, 2011.

FISCAL YEAR ENDED JUNE 30, 2013	HIGH	LOW
Fourth Quarter	$0.79	$0.51
Third Quarter	0.71	0.54
Second Quarter	1.10	0.53
First Quarter	1.20	0.45

FISCAL YEAR ENDED JUNE 30, 2012	HIGH	LOW
Fourth Quarter	$0.77	$0.40
Third Quarter	0.75	0.39
Second Quarter	0.73	0.39
First Quarter	1.28	0.50

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

Holders of common stock. On September 26, 2013, we had approximately 217 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.70 per share.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 80,964 shares were withheld during the three-month period ended June 30, 2013 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-31, 2013	–	–	–	–
May 1-30, 3013	–	–	–	–
June 1-30, 2013	80,964	$0.65	–	–
Total	80,964	$0.65	–	–

(1)           Consists solely of 80,964 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on September 26, 2013, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Results of Operations

Year Ended June 30, 2013 Compared to the Year Ended June 30, 2012:

Revenue – For the fiscal year ended June 30, 2013 (fiscal 2013), we recognized $10,000 in revenue, compared to $74,000 for the fiscal year ended June 30, 2012 (fiscal 2012), pursuant to our license agreement with AstraZeneca. Revenue consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate. We may also earn contract revenue based on the attainment of development milestones.

Research and Development – Research and development expenses decreased to $10.5 million for fiscal 2013 compared to $13.8 million for fiscal 2012. This decrease is primarily the result of costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $7.6 million and $9.9 million in fiscal years 2013 and 2012, respectively. The majority of spending was related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. We are currently completing protocols and preparing for initiation of pivotal Phase 3 studies of bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials. The amounts of project spending above exclude general research and development spending, which decreased to $2.9 million for fiscal 2013 compared to $3.9 million for fiscal 2012. The decrease is the result of closing our research laboratory operations in connection with the lease expiration of our laboratory facilities in July 2012.

Cumulative spending from inception to June 30, 2013 on our bremelanotide, NeutroSpec (a previously marketed imaging product which has been terminated) and other programs (which includes PL-3994, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $163.6 million, $55.6 million and $61.0 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses were $5.1 million for fiscal 2013 compared to $5.0 million for fiscal 2012. These expenses mainly consist of compensation and related costs.

Other Income (Expense) – Other income (expense) was $(7.0) million and $0.5 million for fiscal 2013 and fiscal 2012, respectively. Fiscal 2013 other expense included the recognition of $7.0 million non-cash charged for the increase in the fair value of warrants related to the July 3, 2012 private placement offering. Fiscal 2012 other income included a gain on disposition of supplies and equipment of $0.4 million compared to $5,000 for fiscal 2013. This increase is a result of closing our research laboratory facilities in July 2012. For fiscal 2013 we recognized $43,000 of investment income compared to $32,000 of investment income for fiscal 2012.

Income Tax Benefit – Income tax benefits of $1.8 million in fiscal 2013 and $1.1 million in fiscal 2012 relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

Research and Development – Research and development expenses increased to $13.8 million for fiscal 2012 compared to $10.4 million for fiscal 2011. This increase was primarily the result of costs relating to our then on-going Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, which commenced in June 2011.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonists, obesity, NeutroSpec and other preclinical programs were $9.9 million and $3.9 million in fiscal years 2012 and 2011, respectively. Spending was primarily related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

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

Cumulative spending from inception to June 30, 2012 on our bremelanotide, NeutroSpec and other programs (which includes PL-3994, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $154.7 million, $55.6 million and $59.4 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses increased to $5.0 million for fiscal 2012 compared to $4.8 million for fiscal 2011. This increase is primarily the result of increases in stock-based compensation and professional fees.

Other Income (Expense) – Other income was $0.5 million and $0.2 million for fiscal 2012 and fiscal 2011, respectively. This increase was attributable to the gain on disposition of supplies and equipment of $0.4 million as a result of closing our research laboratory facilities in July 2012 compared to a loss on disposition of supplies and equipment of $6,000 for fiscal 2011. Fiscal 2011 also included a $0.1 million gain on securities. For fiscal 2012 we recognized $32,000 of investment income compared to $0.1 million for fiscal 2011.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

●	the development and testing of products in animals and humans;

●	product approval or clearance;

●	regulatory compliance;

●	good manufacturing practices (GMPs);

●	intellectual property rights;

●	product introduction;

●	marketing, sales and competition; and

●	obtaining sufficient capital.

Failure to enter into collaboration agreements and obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

During fiscal 2013, we used $13.6 million of cash for our operating activities, compared to $15.5 million used in fiscal 2012 and $11.0 million used in fiscal 2011. Lower net cash outflows from operations in fiscal 2013 compared to fiscal 2012 were primarily the result of decreased costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD, while higher net cash outflows from operations in fiscal 2012 compared to fiscal 2011 resulted primarily from lower revenues and the increased costs relating to our Phase 2B clinical trial of bremelanotide for the treatment of FSD. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During fiscal 2013, net cash used in investing activities was $5.3 million, consisting of $6.0 million used for the purchase of short-term investments, $60,000 used for capital expenditures offset by the maturity of $750,000 of short-term investments and $5,000 in proceeds from the sale of equipment. During fiscal 2012, cash provided by investing activities consisted mainly of $0.5 million from the sale of supplies and equipment. During fiscal 2011, cash provided by investing activities was $3.4 million from the sale of available-for-sale investments.

During fiscal 2013, cash provided by financing activities of $34.3 million consisted primarily of the net proceeds from the completion of our private placement on July 3, 2012 offset by payments on capital lease obligations of $22,000 and payment of withholding taxes related to restricted stock units of $87,000. The private placement consisted of the sale of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million. During fiscal 2012, net cash used in financing activities was $35,000, consisting entirely of payments on capital lease obligations. During fiscal 2011, cash provided by financing activities was approximately $21.0 million, primarily from net proceeds pursuant to the completion of our firm commitment public offering that closed on March 1, 2011 offset by payments on capital lease obligations of $23,000 and payment of withholding taxes related to restricted stock units of $26,000. The offering consisted of the sale of 23,000,000 units at a price to the public of $1.00 per unit. The units consisted of 23,000,000 shares of our common stock, Series A warrants to purchase 2,000,000 shares of our common stock, and Series B warrants to purchase 21,000,000 shares of our common stock.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2013, our cash, cash equivalents and short-term investments were $24.4 million and our current liabilities were $2.1 million.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of our peptide MC1R program, preclinical and clinical development of our PL-3994 program and preclinical development of other portfolio products. We believe that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. We do not intend to initiate patient enrollment in the Phase 3 program unless we have adequate funds, or commitments for adequate funds, to complete the Phase 3 program. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

We believe that our existing capital resources will be adequate to fund our currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) but not initiating patient enrollment, through at least calendar year 2014.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2013:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Facility operating leases	$472,670	$236,335	$236,335	$-	$-
Capital lease obligations	20,615	20,615	-	-	-
Total contractual obligations	$493,285	$256,950	$236,335	$-	$-

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

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania
September 27, 2013

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,167,632	$3,827,198
Short-term investments	5,249,654	-
Accounts receivable	-	27,631
Restricted cash	-	350,000
Prepaid expenses and other current assets	332,267	532,010
Total current assets	24,749,553	4,736,839

Property and equipment, net	266,415	318,653
Other assets	58,131	324,992
Total assets	$25,074,099	$5,380,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$19,909	$22,277
Accounts payable	338,726	294,894
Accrued expenses	1,701,727	2,706,496
Accrued compensation	-	433,333
Total current liabilities	2,060,362	3,457,000

Capital lease obligations	-	19,909
Deferred rent	35,460	72,677
Total liabilities	2,095,822	3,549,586

Commitments and contengencies (Note 8)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of June 30, 2013 and 4,997 as of June 30, 2012	47	50
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 39,116,948 shares as of June 30, 2013 and 34,900,591 as of June 30, 2012, respectively	391,169	349,006
Additional paid-in capital	282,692,520	240,725,127
Accumulated deficit	(260,105,459)	(239,243,285)
Total stockholders’ equity	22,978,277	1,830,898
Total liabilities and stockholders’ equity	$25,074,099	$5,380,484

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2013	2012	2011

REVENUES:
License and contract	$10,361	$73,736	$497,540
Grant	-	-	977,917
	10,361	73,736	1,475,457

OPERATING EXPENSES:
Research and development	10,528,691	13,813,376	10,377,019
General and administrative	5,066,830	5,045,741	4,751,824
Total operating expenses	15,595,521	18,859,117	15,128,843

Loss from operations	(15,585,160)	(18,785,381)	(13,653,386)

OTHER INCOME (EXPENSE):
Investment income	42,734	32,133	99,258
Interest expense	(8,411)	(10,411)	(10,606)
Increase in fair value of warrants	(7,069,165)	-	(2,266)
Gain on sale of securities	-	-	119,346
Gain on disposition of supplies and equipment	4,620	442,248	(5,666)
Total other income (expense), net	(7,030,222)	463,970	200,066

Loss before income taxes	(22,615,382)	(18,321,411)	(13,453,320)
Income tax benefit	1,753,208	1,068,233	637,391

NET LOSS	$(20,862,174)	$(17,253,178)	$(12,815,929)

Basic and diluted net loss per common share	$(0.21)	$(0.49)	$(0.64)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	97,618,714	34,900,591	20,084,022

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2013	2012	2011
Net loss	$(20,862,174)	$(17,253,178)	$(12,815,929)
Other comprehensive loss Unrealized loss on investments	-	-	(19,304)
Comprehensive loss	$(20,862,174)	$(17,253,178)	$(12,835,233)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2010	4,997	$50	11,702,818	$117,028	$218,236,723	$138,650	$(209,174,178)	$9,318,273
Stock split adjustment for fractional shares	-	-	(46)	-	-	-	-	-
Sale of common stock units, net of costs	-	-	23,000,000	230,000	15,688,150	-	-	15,918,150
Reclassification of warrants from liability
to equity	-	-	-	-	5,115,130	-	-	5,115,130
Exercise of warrants	-	-	32,200	322	64,078	-	-	64,400
Stock-based compensation	-	-	183,500	1,835	754,762	-	-	756,597
Payment of withholding taxes related to
restricted stock units	-	-	(17,881)	(179)	(26,017)	-	-	(26,196)
Realized gain on sale of securities	-	-	-	-	-	(119,346)	-	(119,346)
Unrealized loss on investments	-	-	-	-	-	(19,304)	-	(19,304)
Net loss	-	-	-	-	-	-	(12,815,929)	(12,815,929)
Balance, June 30, 2011	4,997	50	34,900,591	349,006	239,832,826	-	(221,990,107)	18,191,775
Stock-based compensation	-	-	-	-	892,301	-	-	892,301
Net loss	-	-	-	-	-	-	(17,253,178)	(17,253,178)
Balance, June 30, 2012	4,997	50	34,900,591	349,006	240,725,127	-	(239,243,285)	1,830,898
Stock-based compensation	-	-	500,000	5,000	620,031	-	-	625,031
Sale of common stock, net of costs	-	-	3,873,000	38,730	17,403,075	-	-	17,441,805
Reclassification of warrants from liability
to equity	-	-	-	-	24,030,128	-	-	24,030,128
Payment of withholding taxes related to
restricted stock units	-	-	(158,264)	(1,583)	(85,828)	-	-	(87,411)
Series A Conversion	(300)	(3)	1,621	16	(13)	-	-	-
Net loss	-	-	-	-	-	-	(20,862,174)	(20,862,174)
Balance, June 30, 2013	4,697	$47	39,116,948	$391,169	$282,692,520	$-	$(260,105,459)	$22,978,277

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,862,174)	$(17,253,178)	$(12,815,929)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	111,844	949,542	1,138,183
Accrued interest and amortization on premium/discount	(1,365)	-	-
Gain on sale of available-for-sale investments	-	-	(119,346)
Gain on disposition of supplies and equipment	(4,620)	(442,248)	5,666
Stock-based compensation	625,031	892,301	756,597
Increase in fair value of warrants	7,069,165	-	2,266
Changes in operating assets and liabilities:
Accounts receivable	27,631	103,518	(128,270)
Prepaid expenses, restricted cash and other assets	816,605	(340,268)	263,280
Accounts payable	43,832	(202,014)	341,113
Accrued expenses, compensation and deferred rent	(1,475,319)	851,550	(519,899)
Unearned revenue	-	(46,105)	46,105
Net cash used in operating activities	(13,649,370)	(15,486,902)	(11,030,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	750,000	-	3,442,885
Proceeds from sale of supplies and equipment	4,620	494,384	5,300
Purchases of property and equipment	(59,607)	(15,000)	-
Purchases of investments	(5,998,289)	-	-
Net cash (used in) provided by investing activities	(5,303,276)	479,384	3,448,185

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(22,277)	(34,923)	(22,960)
Payment of withholding taxes related to restricted
stock units	(87,411)	-	(26,196)
Proceeds from sale of common stock units	34,402,768	-	21,095,414
Net cash provided by (used in) financing activities	34,293,080	(34,923)	21,046,258

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	15,340,434	(15,042,441)	13,464,209

CASH AND CASH EQUIVALENTS, beginning of year	3,827,198	18,869,639	5,405,430

CASH AND CASH EQUIVALENTS, end of year	$19,167,632	$3,827,198	$18,869,639

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,411	$9,984	$10,606
Equipment acquired under financing arrangements	-	-	66,115
Unrealized loss on available-for-sale investments	-	-	(19,304)

The accompanying notes are an integral part of these consolidated financial statements

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2013 of $260.1 million and incurred a net loss for fiscal 2013 of $20.9 million. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2013, the Company’s cash, cash equivalents and short-term investments were $24.4 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical development of other portfolio products. Management believes that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. The Company does not intend to initiate patient enrollment in the Phase 3 program unless the Company has adequate funds, or commitments for adequate funds, to complete the Phase 3 program. The Company intends to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) but not initiating patient enrollment, through at least calendar year 2014.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and investments. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution and the Company’s investments are invested in U.S government securities. For each of the years in the three-year period ended June 30, 2013, all license and contract revenues were from AstraZeneca.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $16,284,184 and $3,344,146 in a money market fund at June 30, 2013 and 2012, respectively.

Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet, based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive loss.

The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable and capital lease obligations. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

Accrued Expenses – Third parties perform a significant portion of our development activities. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

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

During the years ended June 30, 2013, 2012 and 2011, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,753,208, $1,068,233, and $637,391, respectively, in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012 private placement offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock were exercisable starting at July 3, 2012 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 3, 2012.

The Series B 2012 warrants to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic net loss per common share until the Company received stockholder approval for the increase in authorized underlying common stock on September 27, 2012 (see note 10). For diluted EPS, contingently issuable shares are to be included in the calculation as of the beginning of the period in which the conditions were satisfied, unless the effect would be anti-dilutive. The Series B 2012 warrants have been excluded from the calculation of diluted net loss per common share during the period from July 3, 2012 until September 27, 2012 as the impact would be anti-dilutive.

As of June 30, 2013, 2012 and 2011, there were 29,136,527, 27,179,180, and 27,130,580 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

(3)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the FASB issued an update to its authoritative guidance which allows only two options for presenting the components of net loss and other comprehensive loss: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. The guidance is effective in two stages. The requirements to present a single continuous statement or two separate but consecutive statements was effective for us beginning July 1, 2012. The second stage requires us to disclose the effects of reclassification adjustments from other comprehensive loss to net loss and is effective for us on July 1, 2013. For items reclassified in their entirety, we are required to disclose the effect of the reclassification on each line of net loss that is affected by the reclassification adjustment. For items not reclassified in their entirety, we are required to add a cross reference to the U.S. generally accepted accounting principles disclosure that includes additional information about the effect of the reclassification. The adoption of these updates affect presentation only and therefore did not impact our results of operations, financial condition or cash flows.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $10,361, $73,736, and $497,540, respectively, as revenue in the years ended June 30, 2013, 2012 and 2011 under these clinical trial sponsored research agreements.

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

(5)           FAIR VALUE MEASUREMENTS

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2013:
Money Market Fund	$16,284,184	$16,284,184	$-	$-
U.S. Government Securities	5,249,654	5,249,160	-	-
TOTAL	$21,533,838	$21,533,344	$-	$-

June 30, 2012:
Money Market Fund	$3,344,146	$3,344,146	$-	$-

(6)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2013	2012
Office equipment	$1,180,210	$1,157,553
Laboratory equipment	311,369	317,418
Leasehold improvements	751,226	7,088,462
	2,242,805	8,563,433
Less: Accumulated depreciation and amortization	(1,976,390)	(8,244,780)
	$266,415	$318,653

In connection with the lease expiration in July 2012 of the Company’s 28,000 square foot research and development facility, the Company abandoned fully depreciated leasehold improvements with a cost basis of $6,352,411.

The aggregate cost of assets acquired under capital leases was $66,115 as of June 30, 2013 and $152,765 as of June 30, 2012. Accumulated amortization associated with assets acquired under capital leases was $27,548 as of June 30, 2013 and $100,975 as of June 30, 2012.

(7)           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2013	2012
Clinical study costs	$1,054,270	$1,752,392
Other research related expenses	186,241	253,968
Professional services	208,731	444,601
Insurance premiums payable	125,671	130,973
Other	126,814	124,562
	$1,701,727	$2,706,496

(8)           COMMITMENTS AND CONTINGENCIES

Operating Leases – Effective January 31, 2011, the Company terminated the lease on 12,000 square feet of laboratory space in another building in the same center as the Company’s corporate offices and research and development facilities, which lease would have otherwise terminated in February 2012. Under the lease termination agreement the Company paid a $60,000 termination fee, which was charged to expense. Effective July 31, 2012, the lease on 28,000 square feet of the Company’s research and development facilities expired. The Company currently leases facilities under a non-cancelable operating leases, which expires in June 2015. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2014	$236,335
2015	236,335
$472,670

For the years ended June 30, 2013, 2012 and 2011, rent expense was $372,754, $915,469, and $1,242,708, respectively.

Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2013 are as follows:

Year Ending June 30,
2014	$20,615
Amount representing interest	(706)
Net	$19,909

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2013, 2012 and 2011, Company contributions were $150,256, $124,351, and $153,780, respectively.

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

(9)           GRANT REVENUE

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

(10)         STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2013, 4,697 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2013, the Series A Conversion Price was $8.89, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 11.25 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $469,700 in the aggregate as of June 30, 2013. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

Because there were not sufficient authorized shares to cover all the outstanding Series B 2012 warrants in the private placement offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock was required to be classified as a liability and carried at fair value on the Company’s balance sheet. The fair value, including the initial fair value liability of $16,960,963, was calculated by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of the Company’s common stock by the closing price of its common stock less the exercise price of $0.01 per share. The warrants were liability classified through September 27, 2012, at which time the then fair value of the warrant liability was reclassified into stockholders’ equity upon stockholder approval of the increase in authorized common stock. The increase in fair value, as a result of the Company’s common stock increasing from $0.50 per share at date of issuance to $0.71 per share upon shareholder approval, of $7,069,165 has been recorded as a non-operating expense for the year ended June 30, 2013.

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

Outstanding Stock Purchase Warrants – As of June 30, 2013, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common	Exercise Price per	Latest Termination
Stock	Share	Date
317,776	$3.00	August 30, 2013
50,000	0.75	January 24, 2014
331,969	3.30	August 12, 2014
50,000	0.60	November 9, 2014
50,000	1.00	November 9, 2014
100,000	1.50	November 9, 2014
575,000	1.00	February 23, 2016
2,000,000	1.00	March 1, 2016
21,000,000	1.00	March 2, 2017
31,988,151	0.01	July 3, 2022
35,488,380	0.01	September 27, 2022
91,951,276

During the fiscal year ended June 30, 2012, the Company issued warrants to consultants as part of their compensation to purchase up to 350,000 shares of the Company’s common stock. These warrants vest at various times and under certain conditions through November 2012. For the years ended June 30, 2013 and 2012, the Company recorded stock-based compensation related to these warrants of $26,000 and $41,134, respectively.

In August 2010, the Company received $64,400 and issued 32,200 shares of common stock pursuant to the exercise of warrants at an exercise price of $2.00 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 27, 2013. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 7,000,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2013, 2,936,331 shares were available for grant under the 2011 Stock Incentive Plan.

The Company also has outstanding options that were granted under a previous plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity for the years ended June 30, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at
beginning of year	2,181,853	$3.50	2,231,898	$4.05	957,374	$13.20
Granted	1,807,300	0.65	75,000	0.65	1,576,275	0.93
Forfeited	(74,985)	5.20	(90,870)	3.64	(234,951)	10.02
Exercised	-	-	-	-	-	-
Expired	(62,720)	11.91	(34,175)	33.07	(66,800)	41.14
Outstanding at
end of year	3,851,448	1.99	2,181,853	3.50	2,231,898	4.05
Exercisable at
end of year	1,673,973	3.64	1,323,965	5.10	809,918	9.28
Weighted average
grant-date fair value of options granted during the year		$0.56		$0.47		$0.77

The following table summarizes options outstanding as of June 30, 2013:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Term in Years	Intrinsic Value
Options outstanding at end of
year	3,851,448	$1.99	8.2	$400
Options vested and exercisable
at end of year	1,673,973	$3.64	6.8	$-
Unvested options expected to
vest	1,976,752	$0.73	9.3	$287

The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2013, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 101%, 0%, 8.6 years and 1.8%, respectively. For grants during the year ended June 30, 2012, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 103%, 0%, 5.0 years and 0.92%, respectively. For grants during the year ended June 30, 2011, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 100%, 0%, 8.7 years and 2.9%, respectively. Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2013, 2012 and 2011 the Company recorded stock-based compensation related to stock options of $379,264, $533,445 and $437,480, respectively. The Company did not record a tax benefit related to stock-based compensation expense. As of June 30, 2013, there was $1,113,107 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.4 years.

In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the 48 month vesting period ending June 30, 2017.

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 month vesting period ending July 31, 2016.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011
Outstanding at beginning of year	250,000	500,000	-
Granted	757,500	-	705,000
Forfeited	-	-	(21,500)
Vested	(250,000)	(250,000)	(183,500)
Outstanding at end of year	757,500	250,000	500,000

In June 2013, the company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to employees under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 30, 2015.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $114,659 of stock-based compensation expense related to these restricted stock units during the year ended June 30, 2013.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. The grant date fair value of these restricted stock units of $430,000 is being amortized over the 24 month vesting period of the award. The Company recognized $105,108, $317,722 and $7,167, respectively, of stock-based compensation expense related to these restricted stock units during the years ended June 30, 2013, 2012 and 2011, respectively.

In July 2010, the Company granted 205,000 restricted stock units to its employees under the Company’s 2005 Stock Plan of which 183,500 shares of common stock vested during fiscal 2011 with the balance forfeited. The Company recognized $311,950 of stock-based compensation expense related to these restricted stock units during the year ended June 30, 2011.

In connection with the vesting of restricted share units during the years ended June 30, 2013, 2012 and 2011, the Company withheld 158,264, 0 and 17,881 shares with aggregate values of $87,411, 0 and $26,196, respectively, in satisfaction of minimum tax withholding obligations.

(11)         INCOME TAXES

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

As of June 30, 2013, the Company had federal and state net operating loss carryforwards of approximately $222,000,000 and $101,000,000, respectively, which expire between 2013 and 2033 if not utilized. As of June 30, 2013, the Company had federal research and development credits of approximately $6,600,000 that will begin to expire in 2013, if not utilized.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2013	2012
Net operating loss carryforwards	$83,470,000	$81,460,000
Research and development tax credits	6,605,000	6,364,000
Accrued expenses, deferred revenue and other	1,698,000	3,969,000
	91,773,000	91,793,000
Valuation allowance	(91,773,000)	(91,793,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2013 and 2012.

During the years ended June 30, 2013, 2012 and 2011, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,753,208, $1,068,233, and $637,391, respectively, in tax benefits.

(12)         CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012
	(amounts in thousands, except per share data)
Revenues	$-	$-	$7	$3
Operating expenses	4,720	4,024	3,447	3,404
Other income/(expense), net	2	9	11	(7,052)
Loss before income taxes	(4,718)	(4,015)	(3,429)	(10,453)
Income tax benefit	-	-	1,753	-
Net loss	$(4,718)	$(4,015)	$(1,676)	$(10,453)
Basic and diluted net loss per
common share	$(0.04)	$(0.04)	$(0.02)	$(0.15)
Weighted average number of
common shares outstanding used in computing basic and diluted net loss per common share	106,435,741	106,424,443	106,424,443	71,669,170

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2012	2012	2011	2011
	(amounts in thousands, except per share data)
Revenues	$11	$24	$12	$27
Operating expenses	5,702	6,050	3,713	3,394
Other income/(expense), net	438	6	8	12
Loss before income taxes	(5,253)	(6,020)	(3,693)	(3,355)
Income tax benefit	-	-	1,068	-
Net loss	$(5,253)	$(6,020)	$(2,625)	$(3,355)
Basic and diluted net loss per
common share	$(0.14)	$(0.17)	$(0.08)	$(0.10)
Weighted average number of
common shares outstanding used in computing basic and diluted net loss per common share	34,900,591	34,900,591	34,900,591	34,900,591

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2013, our internal control over financial reporting is effective based on those criteria.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 27, 2013.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	51	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D.	59	Director, chairman of the board of directors
Perry B. Molinoff, M.D. (1) (3)	73	Director
Robert K. deVeer, Jr. (1) (2)	67	Director
Zola P. Horovitz, Ph.D. (2) (3)	78	Director
Robert I. Taber, Ph.D. (1) (2)	77	Director
J. Stanley Hull (3)	61	Director
Alan W. Dunton, M.D. (1) (2)	59	Director
Angela Rossetti (3)	60	Director
__________
(1) Member of the Audit Committee. (2) Member of the Compensation Committee. (3) Member of the Nominating and Corporate Governance Committee.

CARL SPANA, Ph.D., co-founder of Palatin, has been our chief executive officer and president since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly-owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly-held pharmaceutical company, where he was involved in scientific research in the field of immunology. He was previously a member of the board of the life science company AVAX Technologies, Inc. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for over fifteen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has been chairman of the board since June 14, 2000, and a director since August 1996. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His prior service on other publicly traded company boards provides experience relevant to good corporate governance practices.

PERRY B. MOLINOFF, M.D. has been a director since November 2001. He served as our executive vice president for research and development from September 2001 until November 3, 2003, when he resigned to accept a position as Vice Provost for Research at the University of Pennsylvania, which he held from November 2003 through September 2006. He was a director of Cypress Bioscience, Inc., a publicly-held life science company, from 2004 through its acquisition in 2010. In May 2012 he became a director of Cynapsus Therapeutics Inc., a publicly-held Canadian specialty pharmaceutical company. Dr. Molinoff has more than 30 years of experience in both the industrial and educational sectors. From 1981 to 1994, he was a professor of pharmacology and chairman of the Department of Pharmacology at the University of Pennsylvania School of Medicine in Philadelphia. From January 1995 until March 2001, he was vice president of neuroscience and genitourinary drug discovery for the Bristol-Myers Squibb Pharmaceutical Research Institute, where he was responsible for directing and implementing the Institute’s research efforts. Dr. Molinoff earned his medical degree from Harvard Medical School.

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

ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is currently a director and non-executive chairman of the board of GenVec, Inc., a publicly-held life science company. Within the past five years, Dr. Horovitz also served on the board of directors of BioCryst Pharmaceutical, Inc., Genaera Corp., Immunicon Corp., NitroMed, Inc., Avigen, Inc. and DOV Pharmaceutical, Inc. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

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

ALAN W. DUNTON, M.D. has been a director since June 2011. Since April 2006, he has been president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly-traded companies Oragenics, Inc. and Targacept, Inc. and the privately-held biotechnology company Sancilio and Company, Inc., and, within the past five years, he served on the board of directors of the publicly-traded companies EpiCept Corporation (acquired by Immune Pharmaceuticals, Inc.), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Previously, Dr. Dunton served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive or officer for large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ANGELA ROSSETTI has been a director since June 2013. From 2009 through January 2012, she was a vice president at Pfizer Inc., where she led a global commercial medicine team for a smoking cessation franchise. She was an assistant vice president at Wyeth, managing a global hemophilia franchise from 2007 until 2009, when Wyeth was acquired by Pfizer. From 2005 to 2006 she was president of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors. Previously she worked in a variety of increasingly responsible positions in communications, marketing and venture capital/investment banking. Ms. Rossetti is currently a candidate for a master’s degree in bioethics from Albert Einstein College of Medicine, and has an M.B.A. in finance from Columbia University Graduate School of Business and a B.A. from the University of Pennsylvania.

Ms. Rossetti has extensive experience in worldwide development and marketing of specialty pharmaceuticals, including prefilled syringe products, and in communications and development of marketing and promotional plans.

The Board and Its Committees

Committees and meetings. The board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During fiscal 2013, the board met four times, the Audit Committee met four times, the Compensation Committee met twice and the Nominating and Corporate Governance Committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 27, 2013.

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

The Board has adopted a charter for the Compensation Committee effective October 1, 2013, a copy of which is available on our web site at www.palatin.com. The committee administers our 2011 Stock Incentive Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board or officer, or any person subject to Section 16 of the Exchange Act. Our chief financial officer supports the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the Nominating and Corporate Governance Committee are set forth in a written charter adopted by the board, a copy of which is available on our web site at www.palatin.com. The Nominating and Corporate Governance Committee is composed of Mr. Hull, Drs. Horovitz (chair) and Molinoff and Ms. Rossetti, each of whom meets the independence requirements established by the NYSE MKT.

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

Name	Age	Position with Palatin

Carl Spana, Ph.D.	51	Chief executive officer, president and director

Stephen T. Wills, MST, CPA	56	Chief financial officer, chief operating officer, executive vice president, secretary and treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, MST, CPA, has been vice president, secretary, treasurer and chief financial officer since 1997 and was executive vice president of operations from 2005 until June 2011, when he was appointed chief operating officer and executive vice president. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly-held company which provides wound and skin care products, and currently serves as lead director of Derma. Mr. Wills is also a director and chair of the audit committee of Miami International Securities Exchange, LLC, a privately-held fully-electronic options and equities exchange currently in development, and within the past five years was a director of U.S. Helicopter Corp., a publicly-held company. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2013, except that one report on Form 4 relating to the open market purchase of common stock by Dr. Molinoff on December 24, 2012 was filed late.

ITEM 11. EXECUTIVE COMPENSATION.

Fiscal 2013 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer for our fiscal years ended June 30, 2013 and 2012. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2013	436,771	217,400	245,971	250,000	12,938	1,163,080
chief executive officer and president	2012	420,000	-	-	112,500	12,750	545,250

Stephen T. Wills, MST, CPA,	2013	394,167	203,200	222,742	225,000	13,000	1,058,109
chief financial officer, chief operating officer and	2012	375,000	-	-	105,000	13,375	493,375
executive vice president
______________
(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model.
For a description of the assumptions we used to calculate these amounts, see Note 10 to the consolidated financial statements included in this
Annual Report.

(2)	Bonus amounts for fiscal 2013 were set by the board and paid in June 2013. Bonus amounts listed above as earned for fiscal 2012 were not paid out until July 2012 (that is, during fiscal 2013).

(3)	Consists of matching contributions to 401(k) plan.

Employment Agreements

Effective July 1, 2013, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2016 unless terminated earlier. Under these agreements, which replaced substantially similar agreements that expired on June 30, 2013, Dr. Spana is serving as chief executive officer and president at a base salary of $450,000 per year and Mr. Wills is serving as chief financial officer and chief operating officer at a base salary of $410,000 per year. Each agreement also provides for:

●	annual discretionary bonus compensation, in an amount to be decided by the Compensation Committee and approved by the board, based on achievement of yearly objectives; and

●	participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

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

The Compensation Committee awarded bonuses to our named executive officers for fiscal 2013, paid in June 2013 and fiscal 2012, paid in July 2012, based on results of operations, including clinical trial operations and our financial condition.

Stock Option and Restricted Stock Unit Grants

The Compensation Committee determined that additional equity grants were necessary in order to motivate and retain our executive officers. On June 27, 2013, we granted 220,000 restricted stock units to Dr. Spana and 200,000 restricted stock units to Mr. Wills,which vest as to 50% on each anniversary of the grant date. We also granted 275,000 stock options to Dr. Spana and 250,000 stock options Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $0.62, the fair market value on the date of grant, and they expire on June 27, 2023.

Effective July 17, 2012, we granted 112,500 restricted stock units to Dr. Spana and 110,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date (subject to contractual limitations on vesting which expired on September 1, 2013). We also granted 150,000 stock options to Dr. Spana and 135,000 stock options to Mr. Wills, which vest as to 25% on each anniversary of the grant date (subject to contractual limitations on vesting which expired on September 1, 2013). These options have an exercise price of $0.72, the fair market value on the date of grant, and they expire on July 17, 2022.

Vesting of both the restricted stock units and the options granted in 2012 and 2013 was limited by our agreements with QVT, but the limitations expired on September 1, 2013, on which date 50% of the restricted stock units granted in 2012 and 25% of the stock options granted in 2012 vested.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2013, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Carl Spana	07/16/03	10,000	-	32.40	07/16/13
	07/01/05	7,500	-	37.50	07/01/15
	07/01/05	8,300	-	17.50	07/01/15
	10/06/06	12,500	-	24.90	10/06/16
	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	25,000	-	1.80	07/01/18
	07/01/09	18,750	6,250	2.80	07/01/19
	06/22/11	150,000	150,000	1.00	06/22/21
	07/17/12	-	150,000	0.72	07/17/22
	07/17/12					112,500	69,750
	06/27/13	-	275,000	0.62	06/27/23
	06/27/13					220,000	136,400

Stephen T. Wills	07/16/03	8,000	-	32.40	07/16/13
	07/01/05	5,000	-	37.50	07/01/15
	07/01/05	7,300	-	17.50	07/01/15
	10/06/06	10,000	-	24.90	10/06/16
	03/26/08	22,500	-	2.80	03/26/18
	03/26/08	3,750	-	5.00	03/26/18
	03/26/08	3,750	-	6.60	03/26/18
	07/01/08	20,000	-	1.80	07/01/18
	07/01/09	15,000	5,000	2.80	07/01/19
	06/22/11	125,000	125,000	1.00	06/22/21
	07/17/12	-	135,000	0.72	07/17/22
	07/17/12					110,000	68,200
	06/27/13	-	250,000	0.62	06/27/23
	06/27/13					200,000	124,000
_______________
(1)
Stock option vesting schedules: all options granted on or before July 1, 2008 have fully vested. Options granted after July 1, 2008 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(2)
Stock award vesting schedule: stock awards consist of restricted stock units granted on July 17, 2012, which vested as to 50% on September 1, 2013 and vest as to the remaining 50% on July 17, 2014, and restricted stock units granted on June 27, 2013, which vest as to 50% on June 27, 2014 and as to the remaining 50% on June 27, 2015, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $0.62, the closing market price of our common stock on June 28, 2013, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2013, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name (1)	Fees earned or paid in cash ($)	Option awards ($) (2)	Total ($)

John K.A. Prendergast, Ph.D.	75,000	47,153	122,153

Perry B. Molinoff, M.D.	37,000	25,964	62,964

Robert K. deVeer, Jr.	43,500	25,964	69,464

Zola P. Horovitz, Ph.D.	37,500	25,964	63,464

Robert I. Taber, Ph.D.	42,000	25,964	67,964

J. Stanley Hull	32,000	25,964	57,964

Alan W. Dunton, M.D.	38,500	25,964	64,464

Angela Rossetti	-	16,411	16,411
____________
(1)	Ms. Rossetti did not serve as a director until her election on June 27, 2013. The aggregate number of shares underlying option awards outstanding at June 30, 2013 for each director was:

Dr. Prendergast	253,350
Dr. Molinoff	159,333
Mr. deVeer	157,000
Dr. Horovitz	153,500
Dr. Taber	153,500
Mr. Hull	152,166
Dr. Dunton	77,500
Ms. Rossetti	30,000
____________
(2)
Amounts in this column represent the aggregate grant date fair value for option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 10 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted June 27, 2013 for our current (2014) fiscal year and options granted July 17, 2012 for our 2013 fiscal year.

Non-Employee Directors’ Option Grants. Our non-employee directors receive an annual option grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 27, 2013, as the annual option grant for our current (2014) fiscal year, the chairman of the board received an option to purchase 60,000 shares of common stock and each other serving non-employee director received an option to purchase 30,000 shares of common stock. All of these options have an exercise price of $0.62 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2013 (subject to limitations on vesting which expired on September 1, 2013), expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On July 17, 2012, as the previously reported annual option grant for our 2013 fiscal year, the chairman of the board received an option to purchase 22,500 shares of common stock and each other serving non-employee director received an option to purchase 15,000 shares of common stock. All of these options have an exercise price of $0.72 per share, the closing price of our common stock on the date of grant, vested in twelve monthly installments beginning on July 31, 2012 (subject to limitations on vesting which expired on September 1, 2013), expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as chairman of the board and for our 2013 fiscal year received an annual retainer of $75,000, payable quarterly. Other non-employee directors received an annual base retainer of $30,000, payable on a quarterly basis. The chairperson of the Audit Committee received an additional annual retainer of $10,000, the chairperson of the Compensation Committee received an additional annual retainer of $7,000 and the chairperson of the Corporate Governance Committee received an additional annual retainer of $4,000. Members of the foregoing committees, other than the non-employee chairman, received an additional retainer of one-half the retainer payable to the committee chairperson.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2013:

Equity Compensation Plan Information as of June 30, 2013
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	4,608,948	(1)	$1.99	(2)	2,936,331
Equity compensation plans not approved by security holders	0		0		0
Total	4,608,948		$1.99		2,936,331
____________
(1)
Consists of 3,292,150 options and 757,500 restricted stock units granted under our 2011 Stock Incentive Plan, 502,715 options granted under our 2005 Stock Plan and 56,583 options granted under our 1996 Stock Option Plan. Both our 2005 Stock Plan and 1996 Stock Option Plan have terminated, but termination does not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 757,500 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 27, 2015, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 26, 2013, of:

●	each director, each of the named executive officers, and all current directors and officers as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 26, 2013. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 11.25 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 26, 2013, on which date 39,191,655 shares of common stock and 4,697 shares of Series A preferred stock, convertible into 52,829 shares of common stock, were outstanding.

The address for all members of our management is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power

Common	Carl Spana, Ph.D.	679,141	(1)	1.7%	*

Common	Stephen T. Wills	611,538	(2)	1.5%	*

Common	John K.A. Prendergast, Ph.D.	195,117	(3)	*	*

Common	Perry B. Molinoff, M.D.	137,833	(4)	*	*

Common	Robert K. deVeer, Jr.	149,060	(5)	*	*

Common	Zola P. Horovitz, Ph.D.	134,000	(6)	*	*

Common	Robert I. Taber, Ph.D.	129,000	(7)	*	*

Common	J. Stanley Hull	124,166	(8)	*	*

Common	Alan W. Dunton, M.D.	55,020	(9)	*	*

Common	Angela Rossetti	10,000	(10)	*	*

	All current directors and executive officers as a group (ten persons)	2,224,875	(11)	5.5%	1.8%
_______________
*Less than one percent.

(1)	Includes 303,300 shares which Dr. Spana has the right to acquire under options, and 50,000 shares which he has the right to acquire under Series A and Series B 2011 warrants.

(2)	Includes 251,050 shares which Mr. Wills has the right to acquire under options, and 50,000 shares which he has the right to acquire under Series A and Series B 2011 warrants.

(3)	Includes 193,350 shares which Dr. Prendergast has the right to acquire under options.

(4)	Includes 126,833 shares which Dr. Molinoff has the right to acquire under options.

(5)	Includes 127,000 shares which Mr. deVeer has the right to acquire under options.

(6)	Includes 123,500 shares which Dr. Horovitz has the right to acquire under options.

(7)	Includes 123,500 shares which Dr. Taber has the right to acquire under options.

(8)	Includes 122,166 shares which Mr. Hull has the right to acquire under options.

(9)	Includes 47,500 shares which Dr. Dunton has the right to acquire under options.

(10)	Shares which Ms. Rossetti has the right to acquire under options.

(11)	Includes 1,528,199 shares which directors and officers have the right to acquire under options and warrants.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class	Percent of total voting power

Common	Mark N. Lampert BVF Inc. BVF Partners L.P. 900 North Michigan Avenue Suite 1100 Chicago, Illinois 60611	5,200,000	(2)	13.3%	13.3%

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	3,919,935	(3)	9.9%	9.9%

Common	Great Point Partners LLC Jeffrey R. Jay, M.D. David Kroin 165 Mason Street, 3rd Floor Greenwich, CT 06830	4,057,092	(4)	9.9%	6.7%

Common	James E. Flynn 780 Third Avenue, 37th Floor New York, NY 10017	4,094,759	(5)	9.9%	5.9%

Common	First Eagle Investment Management, LLC 1345 Avenue of the Americas New York, NY 10105	2,298,660	(6)	5.6%	2.0%

Series A Preferred	Tokenhouse PTE LTD 9 – 11 Reitergasse Zurich 8027, Switzerland	667		14.2%	*

Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		10.6%	*

Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		10.6%	*

Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		10.6%	*

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power

Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	5.3%	*

Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	5.3%	*

Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	5.3%	*

Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	5.3%	*

Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	5.3%	*

Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019-3321	250	5.3%	*

Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	5.3%	*
________
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

(i) BVF Investments, L.L.C.: 3,091,000 shares;

(ii) Biotechnology Value Fund, L.P.: 1,086,200 shares;

(iii) Biotechnology Value Fund II, L.P.: 667,900 shares; and

(iv) Investment 10, L.L.C.: 354,900 shares.

(3) Includes 46,935 shares issuable on exercise of Series A 2012 warrants. According to a joint Schedule 13G filed on July 10, 2012, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund IV LP (“Fund IV”), which beneficially owns 501,360 shares of common stock, for QVT Fund V LP (“Fund V”), which beneficially owns 2,956,894 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 434,628 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by Fund IV, Fund V and Quintessence. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 3,892,882 shares of common stock, consisting of the shares beneficially owned by Fund IV, Fund V and Quintessence.

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

Exercise of the Series A 2012 warrants and Series B 2012 warrants is restricted if, as a result of an exercise, the beneficial ownership of the holder and its affiliates and any other party or person that could be deemed to be a group would exceed 9.99% of the outstanding common stock (as may be adjusted to the extent set forth in the Series A 2012 warrants and Series B 2012 warrants). Beneficial ownership as listed in the table above excludes Series A 2012 warrants and Series B 2012 warrants which are not exercisable because of that restriction.

(4) Includes 1,419,885 shares issuable on exercise of warrants. Dr. Jay and Mr. Kroin are managing members of Great Point Partners, LLC. According to a joint Schedule 13G/A filed on February 14, 2013, each of the owners listed had shared voting and dispositive power with respect to all the shares listed. Great Point Partners, LLC is the investment manager for the following entities or persons, which have shared voting and dispositive power over the number of shares indicated:

(i) Biomedical Value Fund, LP: 860,637 shares outstanding and 762,692 shares issuable on exercise of warrants;

(ii) Biomedical Offshore Value Fund, Ltd.: 496,301 shares outstanding and 439,819 shares issuable on exercise of warrants;

(iii) Biomedical Institutional Value Fund, LP: 319,131 shares outstanding and 282,815 shares issuable on exercise of warrants;

(iv) Lyrical Multi-Manager Fund, LP: 299,998 shares outstanding and 265,834 shares issuable on exercise of warrants;

(v) Lyrical Multi-Manager Fund Offshore Fund, Ltd.: 130,362 shares outstanding and 115,513 shares issuable on exercise of warrants;

(vi) Class D Series of GEF-PS, LP: 430,362 shares outstanding and 381,347 shares issuable on exercise of warrants;

(vii) David J. Morrison: 14,343 shares outstanding and 12,712 shares issuable on exercise of warrants; and

(viii) WS Investments III, LLC: 86,073 shares outstanding and 76,269 shares issuable on exercise of warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.99% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction.

(5) Includes 1,796,929 shares issuable on exercise of warrants. According to a joint Schedule 13G/A filed on February 14, 2013, Mr. Flynn and the other filers had beneficial ownership and shared voting and dispositive power as follows:

(i) James E. Flynn: 2,297,830 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited. Mr. Flynn shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited.

(ii) Deerfield Mgmt, L.P.: 2,297,830 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Mgmt, L.P. is the general partner.

(iii) Deerfield Management Company, L.P.: 2,297,830 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Management Company, L.P. is the investment advisor.

(iv) Deerfield Special Situations Fund L.P.: 1,057,000 shares outstanding and 1,287,000 shares issuable on exercise of warrants.

(v) Deerfield Special Situations International Master Fund, L.P.: 1,240,830 shares outstanding and 1,963,000 shares issuable on exercise of warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.99% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction.

(6) Includes 1,525,020 shares issuable on exercise of warrants. According to a Schedule 13G/A filed on February 11, 2013, First Eagle Investment Management, LLC is deemed to be the beneficial owner of the shares listed as a result of acting as investment advisor to various clients, including First Eagle Value in Biotechnology Master Fund, Ltd., a Cayman Islands company, which may be deemed to beneficially own 773,660 shares outstanding and 762,500 shares issuable on exercise of warrants.

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

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the Audit Committee review and approve related party transactions. Since July 1, 2011, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2013 and fiscal 2012.

Audit Fees. For fiscal 2013, we anticipate that KPMG will bill us a total of $220,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2012, the total billed for the same services was $305,000.

Audit-Related Fees. For fiscal 2013 and 2012, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2013, we anticipate that KPMG will bill us a total of $15,500 for professional services rendered for tax compliance. For fiscal 2012, KPMG billed us $15,500 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2013 and 2012.

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

4.03
Definitive form of Series A 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.04
Definitive form of Series B 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.05
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

4.07
Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.08
Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

4.09	Form of Series A 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

No.	Description

4.10	Form of Series B 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†

10.02	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.03	Form of Incentive Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.04	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.05	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

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

10.08
2005 Stock Plan, as amended December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.09	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.10
Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.11
Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.12
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

No.	Description

10.16	Employment Agreement, effective as of July 1, 2013, between Palatin and Carl Spana. * †

10.17	Employment Agreement, effective as of July 1, 2013, between Palatin and Stephen T. Wills. * †

10.18
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

10.20	2011 Stock Incentive Plan, as amended. * †

10.21
Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.22
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.23
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.24
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

10.25
Purchase Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.26
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
_______________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

Date: September 27, 2013	By:	/s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 27, 2013
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer and	September 27, 2013
Stephen T. Wills	Chief Operating Officer (principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 27, 2013
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 27, 2013
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 27, 2013
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 27, 2013
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 27, 2013
Robert I. Taber

/s/ J. Stanley Hull	Director	September 27, 2013
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 27, 2013
Alan W. Dunton

/s/ Angela Rossetti	Director	September 27, 2013
Angela Rossetti

EXHIBIT INDEX

No.	Description

3.01	Restated certificate of incorporation, as amended. *

3.02	Bylaws. Incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2007, filed with the SEC on February 8, 2008.

4.01	Form of warrant issued to purchasers in our August 2009 registered direct offering. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on August 13, 2009.

4.02
Warrant Agreement dated as of March 1, 2011, between Palatin and American Stock Transfer & Trust Company, a New York limited liability trust company. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.03
Definitive form of Series A 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.04
Definitive form of Series B 2011 Warrant certificate pursuant to Palatin’s effective registration statement No. 333-170227 on Form S-1. Incorporated by reference to Exhibit 4.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011.

4.05
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

4.07
Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.08
Warrant issued to Chardan Capital Markets, LLC at an exercise price of $0.75 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 14, 2012.

4.09	Form of Series A 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

No.	Description

4.10	Form of Series B 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†

10.02	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.03	Form of Incentive Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.04	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

10.05	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †

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

10.08
2005 Stock Plan, as amended December 7, 2007, March 10, 2009 and May 13, 2009. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009, filed with the SEC on May 15, 2009. †

10.09	Form of Executive Officer Option Certificate. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.10
Form of Amended Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.11
Form of Amended Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed with the SEC on May 14, 2008. †

10.12
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

No.	Description

10.16	Employment Agreement, effective as of July 1, 2013, between Palatin and Carl Spana. * †

10.17	Employment Agreement, effective as of July 1, 2013, between Palatin and Stephen T. Wills. * †

10.18
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

10.20	2011 Stock Incentive Plan, as amended. * †

10.21
Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.22
Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.23
Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 13, 2011. †

10.24
Letter agreement dated October 7, 2011 between Palatin and Biotechnology Value Fund, L.P. Incorporated by reference to Exhibit 10.01 of our Current Report on Form 8-K, filed with the SEC on October 7, 2011.

10.25
Purchase Agreement, dated July 2, 2012, by and between Palatin Technologies, Inc. and QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.

10.26
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
_______________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.