Form 10-Q
period 2013-09-30
PALATIN TECHNOLOGIES INC
filed 2013-11-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of November 12, 2013, 39,191,655 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$18,585,093	$19,167,632
Short-term investments	3,749,926	5,249,654
Prepaid expenses and other current assets	251,703	332,267
Total current assets	22,586,722	24,749,553

Property and equipment, net	245,412	266,415
Other assets	57,925	58,131
Total assets	$22,890,059	$25,074,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$14,068	$19,909
Accounts payable	990,898	338,726
Accrued expenses	2,191,421	1,701,727
Unearned revenue	1,000,000	-
Total current liabilities	4,196,387	2,060,362

Deferred rent	26,155	35,460
Total liabilities	4,222,542	2,095,822

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of September 30, 2013 and June 30, 2013	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 39,191,655 shares as of September 30, 2013 and 39,116,948 as of June 30, 2013, respectively	391,917	391,169
Additional paid-in capital	282,870,194	282,692,520
Accumulated deficit	(264,594,641)	(260,105,459)
Total stockholders’ equity	18,667,517	22,978,277
Total liabilities and stockholders’ equity	$22,890,059	$25,074,099

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2013	2012

REVENUES:	$-	$3,806

OPERATING EXPENSES:
Research and development	3,449,140	2,343,313
General and administrative	1,043,510	1,061,016
Total operating expenses	4,492,650	3,404,329

Loss from operations	(4,492,650)	(3,400,523)

OTHER INCOME (EXPENSE):
Investment income	5,319	14,371
Interest expense	(1,851)	(2,282)
Increase in fair value of warrants	-	(7,069,165)
Gain on disposition of supplies and equipment	-	4,620
Total other income (expense), net	3,468	(7,052,456)

NET LOSS	$(4,489,182)	$(10,452,979)

Basic and diluted net loss per common share	$(0.04)	$(0.15)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	106,609,720	71,669,170

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,489,182)	$(10,452,979)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	27,242	27,467
Accrued interest and amortization on premium/discount	(272)	-
Gain on sale of supplies and equipment	-	(4,620)
Stock-based compensation	203,636	176,103
Increase in fair value of warrants	-	7,069,165
Changes in operating assets and liabilities:
Accounts receivable	-	(3,806)
Prepaid expenses and other assets	80,770	296,410
Accounts payable	652,172	26,727
Accrued expenses and deferred rent	480,389	(1,863,919)
Unearned revenue	1,000,000	-
Net cash used in operating activities	(2,045,245)	(4,729,452)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	1,500,000	-
Proceeds from sale of supplies and equipment	-	4,620
Purchases of property and equipment	(6,239)	(8,550)
Net cash provided by (used in) investing activities	1,493,761	(3,930)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(5,841)	(5,411)
Payment of withholding taxes related to restricted stock units	(25,214)	(34,785)
Proceeds from sale of common stock units	-	34,407,446
Net cash (used in) provided by financing activities	(31,055)	34,367,250

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(582,539)	29,633,868

CASH AND CASH EQUIVALENTS, beginning of period	19,167,632	3,827,198

CASH AND CASH EQUIVALENTS, end of period	$18,585,093	$33,461,066

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,851	$2,013

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of September 30, 2013 of $264.6 million and incurred a net loss for the three months ended September 30, 2013 of $4.5 million. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2013, the Company’s cash, cash equivalents and short-term investments were $22.3 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for female sexual dysfunction (FSD), preclinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical development of other portfolio products. Management believes that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. The Company does not intend to initiate patient enrollment in the Phase 3 program unless the Company has adequate funds, or commitments for adequate funds, to complete the Phase 3 program. The Company intends to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) but not initiating patient enrollment, through at least calendar year 2014.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are primarily in one money market fund sponsored by a large financial institution and the Company’s short-term investments are invested in U.S. government securities. For the three months ended September 30, 2012, 100% of revenues were from AstraZeneca.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

(2) BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the Company’s financial position as of September 30, 2013, and its results of operations and its cash flows for the three months ended September 30, 2013 and 2012. The results of operations for the three months ended September 30, 2013 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2014.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2013, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2013 and 2012 and for each of the fiscal years in the three-year period ended June 30, 2013.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $15,679,545 in a money market fund at September 30, 2013 and $16,284,184 in a money market fund at June 30, 2013.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, short-term investments, accounts receivable, accounts payable, and capital lease obligations. Management believes that the carrying value of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

During the three months ended September 30, 2013, the Company received a $1.0 million, non-refundable option fee relating to negotiation of a potential future license of bremelanotide in a defined territory outside North America for the treatment of FSD. Subject to certain contingencies, if not exercised, the option expires in the first calendar quarter of 2014. This payment, which is creditable against any upfront or initial license fee in the event of negotiation of a definitive license agreement, was recorded as unearned revenue as of September 30, 2013.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

As of September 30, 2013 and 2012, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units amounted to an aggregate of 28,677,356 and 27,904,284 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $3,806 as revenue in the three months ended September 30, 2012 under these clinical trial sponsored research agreements.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2013:
Money Market Fund	$15,679,545	$15,679,545	$-	$-
U.S. Government Securities	3,749,926	3,750,082	-	-
TOTAL	$19,429,471	$19,429,627	$-	$-

June 30, 2013:
Money Market Fund	$16,284,184	$16,284,184	$-	$-
U.S. Government Securities	5,249,654	5,249,160	-	-
TOTAL	$21,533,838	$21,533,344	$-	$-

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

Because there were not sufficient authorized shares to cover all the outstanding Series B 2012 warrants in the private placement offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock was required to be classified as a liability and carried at fair value on the Company’s balance sheet. The fair value, including the initial fair value liability of $16,960,963, was calculated by multiplying the number of shares underlying the Series B 2012 warrants above the then authorized level of the Company’s common stock by the closing price of its common stock less the exercise price of $0.01 per share. The warrants were liability classified through September 27, 2012, at which time the then fair value of the warrant liability was reclassified into stockholders’ equity upon stockholder approval of the increase in authorized common stock. The increase in fair value, as a result of the Company’s common stock increasing from $0.50 per share at date of issuance to $0.71 per share upon shareholder approval, of $7,069,165 has been recorded as a non-operating expense for the three months ended September 30, 2012.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

Stock Options – In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the 48 month vesting period ending June 2017. The Company recognized $66,198 of stock-based compensation expense related to these options during the three months ended September 30, 2013.

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 month vesting period ending July 2016. The Company recognized $17,140 and $35,188, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2013 and 2012, respectively.

Restricted Stock Units – In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 2015. The Company recognized $62,194 of stock-based compensation expense related to these restricted stock units during the three months ended September 2013.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $13,673 and $24,547, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2013 and 2012, respectively.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. The Company amortized the fair value of these restricted stock units of $430,000 over the 24 month vesting period ending June 2013. The Company recognized $26,875 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2012.

Stock-based compensation cost for the three months ended September 30, 2013 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $44,431, and $89,493 for the three months ended September 30, 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2013.

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2013, and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and losses may fluctuate significantly from quarter to quarter.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2013, have not changed as of September 30, 2013. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue – We recognized no revenue for the three months ended September 30, 2013 compared to $3,806 for the three months ended September 30, 2012 pursuant to our license agreement with AstraZeneca. Revenue for the three months ended September 30, 2012 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

Research and Development – Research and development expenses were $3.4 million for the three months ended September 30, 2013 compared to $2.3 million for the three months ended September 30, 2012.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $2.8 million for the three months ended September 30, 2013 compared to $1.7 million for the three months ended September 30, 2012. Spending to date has been primarily related to our bremelanotide for the treatment of FSD program. We are currently completing protocols and preparing for initiation of pivotal Phase 3 studies of bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which consists mainly of compensation and related costs, of $0.6 million for the three months ended September 30, 2013 and September 30, 2012.

Cumulative spending from inception to September 30, 2013 on our bremelanotide, NeutroSpec (a previously marketed imaging product which has been terminated) and other programs (which include PL-3994, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $166.6 million, $55.6 million and $61.4 million, respectively. Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consists mainly of compensation and related costs, were $1.0 million for the three months ended September 30, 2013 compared to $1.1 million for the three months ended September 30, 2012.

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

During the three months ended September 30, 2013, we used $2.0 million of cash for our operating activities, compared to $4.7 million used in the three months ended September 30, 2012. Lower net cash outflows from operations in the three months ended September 30, 2013 were primarily the result of the receipt of a $1.0 million, non-refundable option fee relating to negotiation of a potential future license of bremelanotide in a defined territory outside North America for the treatment of FSD and, secondarily, a payment deferral into the second quarter of fiscal 2014. Our accounts payable and accrued expenses increased to $1.0 million and $2.2 million, respectively, as of September 30, 2013 compared to $0.3 million and $1.7 million, respectively, as of June 30, 2013. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the three months ended September 30, 2013, net cash provided by investing activities was $1.5 million, consisting of proceeds from the maturity of short-term investments offset by $6,239 used for capital expenditures. Net cash used in investing activities for the three months ended September 30, 2012 of $3,930 consisted of $4,620 in proceeds from the sale of equipment offset by $8,550 used for capital expenditures.

During the three months ended September 30, 2013, cash used in financing activities of $31,056 consisted of the $25,214 for the payment of withholding taxes related to restricted stock units and payments of $5,841 on capital lease payments. During the three months ended September 30, 2012, cash provided by financing activities consisted of net proceeds from the completion on July 3, 2012 of our private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million.

As of September 30, 2013, our cash, cash equivalents and short-term investments were $22.3 million and our current liabilities were $4.2 million. We intend to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of our peptide MC1R program, preclinical and clinical development of our PL-3994 program and preclinical development of other portfolio products. We believe that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. We do not intend to initiate patient enrollment in the Phase 3 program unless we have adequate funds, or commitments for adequate funds, to complete the Phase 3 program. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

ITEM 1A.  RISK FACTORS.

There have been no material changes to our risk factors disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 36,543 shares were withheld during the three-month period ended September 30, 2013 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
July 1-31, 2013	-	$-	-	-
August 1-31, 2013	-	$-	-	-
September 1-30, 2013	36,543	$0.69	-	-
Total	36,543	$0.69	-	-

(1)  Consists solely of 36,543 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibits filed or furnished with this report:

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

	By:	/s/ Carl Spana
Date: November 13, 2013		Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Stephen T. Wills
Date: November 13, 2013		Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer.
31.2	Certification of Chief Financial Officer.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.