Form 10-Q
period 2014-03-31
PALATIN TECHNOLOGIES INC
filed 2014-05-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 9, 2014, 39,257,725 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$16,717,517	$19,167,632
Short-term investments	-	5,249,654
Prepaid expenses and other current assets	414,607	332,267
Total current assets	17,132,124	24,749,553

Property and equipment, net	188,340	266,415
Other assets	57,515	58,131
Total assets	$17,377,979	$25,074,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Capital lease obligations	$2,048	$19,909
Accounts payable	431,767	338,726
Accrued expenses	1,947,114	1,701,727
Unearned revenue	1,000,000	-
Total current liabilities	3,380,929	2,060,362

Deferred rent	7,547	35,460
Total liabilities	3,388,476	2,095,822

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of March 31, 2014 and June 30, 2013	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 39,241,655 shares as of March 31, 2014 and 39,116,948 as of June 30, 2013, respectively	392,417	391,169
Additional paid-in capital	283,311,052	282,692,520
Accumulated deficit	(269,714,013)	(260,105,459)
Total stockholders’ equity	13,989,503	22,978,277
Total liabilities and stockholders’ equity	$17,377,979	$25,074,099

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013

REVENUES:	$-	$-	$-	$10,361

OPERATING EXPENSES:
Research and development	2,151,225	2,944,587	8,230,733	7,733,670
General and administrative	1,212,513	1,079,197	3,236,093	3,141,751
Total operating expenses	3,363,738	4,023,784	11,466,826	10,875,421

Loss from operations	(3,363,738)	(4,023,784)	(11,466,826)	(10,865,060)

OTHER INCOME (EXPENSE):
Investment income	4,363	9,629	14,613	37,017
Interest expense	(182)	(1,103)	(2,987)	(4,746)
Increase in fair value of warrants	-	-	-	(7,069,165)
Gain on disposition of supplies and equipment	-	-	-	4,620
Total other income (expense), net	4,181	8,526	11,626	(7,032,274)

Loss before income taxes	(3,359,557)	(4,015,258)	(11,455,200)	(17,897,334)
Income tax benefit	1,846,646	-	1,846,646	1,753,208

NET LOSS	$(1,512,911)	$(4,015,258)	$(9,608,554)	$(16,144,126)

Basic and diluted net loss per common share	$(0.01)	$(0.04)	$(0.09)	$(0.17)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	106,709,340	106,424,443	106,668,094	94,754,789

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,608,554)	$(16,144,126)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	84,314	82,360
Accrued interest and amortization of premium/discount	-	(451)
Gain on sale of supplies and equipment	-	(4,620)
Stock-based compensation	607,494	475,329
Increase in fair value of warrants	-	7,069,165
Changes in operating assets and liabilities:
Accounts receivable	-	27,631
Prepaid expenses and other assets	(81,724)	660,480
Accounts payable	93,041	438,549
Accrued expenses and deferred rent	217,474	(1,181,502)
Unearned revenue	1,000,000	-
Net cash used in operating activities	(7,687,955)	(8,577,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	-	(5,998,289)
Proceeds from sale/maturity of investments	5,249,654	-
Proceeds from sale of supplies and equipment	-	4,620
Purchases of property and equipment	(6,239)	(70,727)
Net cash provided by (used in) investing activities	5,243,415	(6,064,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(17,861)	(16,547)
Payment of withholding taxes related to restricted
stock units	(25,214)	(34,785)
Proceeds from exercise of warrants	37,500	34,402,768
Net cash (used in) provided by financing activities	(5,575)	34,351,436

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(2,450,115)	19,709,855

CASH AND CASH EQUIVALENTS, beginning of period	19,167,632	3,827,198

CASH AND CASH EQUIVALENTS, end of period	$16,717,517	$23,537,053

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,987	$4,746

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2014 of $269.7 million and incurred a net loss for the three and nine months ended March 31, 2014 of $1.5 million and $9.6 million, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2014, the Company’s cash and cash equivalents were $16.7 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for female sexual dysfunction (FSD), preclinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical development of other portfolio products. Management believes that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. The Company does not intend to initiate patient enrollment in the Phase 3 program unless the Company has adequate funds, or commitments for adequate funds, to complete the Phase 3 program. The Company intends to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) but not initiating patient enrollment, through at least June 30, 2015.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and short-term investments. The Company’s cash and cash equivalents are primarily in one money market fund sponsored by a large financial institution and the Company’s short-term investments were invested in U.S. government securities. For the nine months ended March 31, 2014, the Company had no revenues. For the nine months ended March 31, 2013, 100% of revenues were from AstraZeneca.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

(2)       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2014 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2014.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $14,045,537 in a money market fund at March 31, 2014 and $16,284,184 in a money market fund at June 30, 2013.

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

During the nine months ended March 31, 2014, the Company received a $1.0 million, non-refundable option fee relating to the right to negotiate an exclusive license to bremelanotide for the treatment of FSD in the European Union and other European countries. On April 30, 2014, the potential commercial partner exercised its option, granting it an exclusive, time-limited right to negotiate, in good faith, the terms of a definitive license agreement. The $1.0 million payment, which is creditable against any upfront or initial license fee in the event the parties enter into a definitive license agreement, was recorded as unearned revenue as of March 31, 2014.

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

During the three months and nine ended March 31, 2014, the Company sold New Jersey state net operating loss (NJ NOL) carryforwards, which resulted in the recognition of $1,846,646 in tax benefits.  During the nine months ended March 31, 2013, the Company sold NJ NOL carryforwards, which resulted in the recognition of $1,753,208 in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012 private placement offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock were exercisable starting at July 3, 2012 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 3, 2012.

The Series B 2012 warrants to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic net loss per common share until the Company received stockholder approval for the increase in authorized underlying common stock on September 27, 2012 (see note 6). For diluted EPS, contingently issuable shares are to be included in the calculation as of the beginning of the period in which the conditions were satisfied, unless the effect would be anti-dilutive. The Series B 2012 warrants were excluded from the calculation of diluted net loss per common share during the period from July 3, 2012 until September 27, 2012 as the impact would have been anti-dilutive.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

As of March 31, 2014 and 2013, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units amounted to an aggregate of 28,588,426 and 27,672,437 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $10,361 as revenue for the nine months ended March 31, 2013 under these clinical trial sponsored research agreements.

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2014:
Money Market Fund	$14,045,537	$14,045,537	$-	$-
TOTAL	$14,045,537	$14,045,537	$-	$-

June 30, 2013:
Money Market Fund	$16,284,184	$16,284,184	$-	$-
U.S. Government Securities	5,249,654	5,249,160	-	-
TOTAL	$21,533,838	$21,533,344	$-	$-

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

Stock Options – In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the 48 month vesting period ending June 2017. The Company recognized $67,354 and $200,707, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2014.

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the 48 months ending July 2016. The Company recognized $18,134 and $52,912, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2014 and $35,550 and $106,649, respectively, for the three and nine months ended March 31, 2013.

Restricted Stock Units – In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 2015. The Company recognized $62,193 and $186,581, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2014.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014. The Company recognized $10,013 and $33,698, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2014 and $30,037 and $84,622, respectively, for the three and nine months ended March 31, 2013.

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

Stock-based compensation cost for the three and nine months ended March 31, 2014 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $44,171 and $133,596, respectively, and $57,008 and $203,433, respectively, for the three and nine months ended March 31, 2013.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2013, have not changed as of March 31, 2014. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD. Bremelanotide is scheduled to start Phase 3 clinical trials as early as the second half of calendar 2014.

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

The following chart shows the status of our drug development programs:

We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and activates a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). We have completed a Phase 2B clinical trial and end-of-Phase 2 meeting with the U.S. Food and Drug Administration (FDA), and are planning to start pivotal Phase 3 clinical trials as early as the second half of calendar 2014. The Phase 3 clinical study program will be conducted in premenopausal women with hypoactive sexual desire disorder, either with or without arousal difficulties, and will include two pivotal placebo-controlled, randomized parallel group trials each in 600 evaluable patients with two arms, one a fixed bremelanotide dose and one placebo. Hypoactive sexual desire disorder is the single largest specific diagnosis in FSD. We will also conduct open-label safety extension, drug interaction and other ancillary studies. The Phase 3 studies, which will be conducted in North America, will utilize a single-dose autoinjector intended for commercialization. It is anticipated that the Phase 3 program will take at least eighteen months from initiation of patient dosing through database lock. Following database lock, clinical trial data will be analyzed and, assuming the data supports approval of bremelanotide for FSD, a New Drug Application (NDA) will be submitted to FDA. There can be no assurance that the Phase 3 data will support approval of bremelanotide for FSD or that the FDA will approve an NDA for bremelanotide.

We have initiated preclinical studies with MC1R peptide drug candidates for a number of indications, primarily dermatology and inflammatory disease related. The MC1R is implicated in a number of diseases, including inflammatory indications such as inflammatory bowel disease and nephritis, dermatologic indications such as vitiligo and erythropoietic protoporphyria, and ocular indications such as uveitis and dry eye. We are conducting animal studies for a number of different indications, and if these efforts are successful, intend to select one or more clinical development candidates and indications during the current fiscal year. We will then start preclinical toxicology and other studies preparatory to filing an Investigational New Drug (IND) application with FDA.

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

Results of Operations

 Three and Nine months Ended March 31, 2014 Compared to the Three and Nine months Ended March 31, 2013

            Revenue – We recognized no revenue for the three and nine months ended March 31, 2014 compared to no revenue for the three months ended March 31, 2013 and $10,361 in revenue for the nine months ended March 31, 2013 pursuant to our license agreement with AstraZeneca. Revenue for the nine months ended March 31, 2013 consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

            Research and Development – Research and development expenses were $2.2 million and $8.2 million, respectively, for the three and nine months ended March 31, 2014 compared to $2.9 million and $7.7 million, respectively, for the three and nine months ended March 31, 2013.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $1.5 million and $6.2 million, respectively, for the three and nine months ended March 31, 2014 compared to $2.2 million and $5.8 million, respectively, for the three and nine months ended March 31, 2013. Spending to date has been primarily related to our bremelanotide for the treatment of FSD program. We are currently completing protocols and preparing for initiation of pivotal Phase 3 studies of bremelanotide. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

            The amounts of project spending above exclude general research and development spending, which consists mainly of compensation and related costs, were $0.7 million and $2.0 million, respectively, for the three and nine months ended March 31, 2014 compared to $0.7 million and $1.9 million, respectively, for the three and nine months ended March 31, 2013.

            Cumulative spending from inception to March 31, 2014 is approximately $170.0 million for our bremelanotide program and approximately $118.4 million on all our other programs (which include PL-3994, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

            General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1.2 million and $3.2 million, respectively, for the three and nine months ended March 31, 2014 compared to $1.1 million and $3.1 million, respectively, for the three and nine months March 31, 2013.

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

During the nine months ended March 31, 2014, we used $7.7 million of cash for our operating activities, compared to $8.6 million used in the nine months ended March 31, 2013. Lower net cash outflows from operations in the nine months ended March 31, 2014 was primarily the result of the receipt of a $1.0 million, non-refundable option fee relating to the right to negotiate a definitive license agreement for bremelanotide for the treatment of FSD in the European Union and other European countries. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the nine months ended March 31, 2014, net cash provided by investing activities was $5.2 million, consisting of proceeds from the maturity of short-term investments of $5.2 million offset by $6,239 used for capital expenditures. During the nine months ended March 31, 2013, net cash used in investing activities was $6.1 million, consisting of $6.0 million used for the purchase of short-term investments and $70,727 used for capital expenditures, offset by $4,620 in proceeds from the sale of equipment.

During the nine months ended March 31, 2014, net cash used in financing activities of $5,575 consisted of $25,214 used for the payment of withholding taxes related to restricted stock units and $17,861 used for capital lease payments, offset by proceeds of $37,500 from the exercise of warrants. During the nine months ended March 31, 2013, cash provided by financing activities of $34.4 million consisted primarily of the net proceeds from the completion on July 3, 2012 of our private placement of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million.

As of March 31, 2014, our cash and cash equivalents were $16.7 million and our current liabilities were $2.4 million, net of unearned revenue of $1.0 million. We intend to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of our peptide MC1R program, preclinical and clinical development of our PL-3994 program and preclinical development of other portfolio products. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide will cost at least $78.0 million. We do not intend to initiate patient enrollment in the Phase 3 program unless we have adequate funds, or commitments for adequate funds, to complete the Phase 3 program. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

We believe that our existing capital resources will be adequate to fund our currently planned operations, including submitting complete protocols for pivotal Phase 3 studies to the U.S. Food and Drug Administration (FDA) but not initiating patient enrollment, through at least June 30, 2015.

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

Item 4.  Controls and Procedures.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On January 24, 2014, Chardan Capital Markets, LLC exercised warrants to purchase 50,000 shares of our common stock at an exercise price of $0.75 per share. The shares issued were not registered, carry a restrictive legend and were issued in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 12, 2014	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 12, 2014	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document