Form 10-K
period 2014-06-30
PALATIN TECHNOLOGIES INC
filed 2014-09-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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

Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2013): $28,101,335.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 11, 2014): 39,490,161.

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

In this Annual Report, references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of female sexual dysfunction (FSD). In addition, we have drug candidates or development programs for obesity, erectile dysfunction, cardiovascular diseases, pulmonary diseases, dermatologic diseases and inflammatory diseases.

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD. Bremelanotide is scheduled to start Phase 3 clinical trials in the last quarter of calendar 2014.

●	Use of melanocortin receptor-based compounds for treatment of obesity, under development by AstraZeneca AB (AstraZeneca) pursuant to our research collaboration and license agreement.

●	PL-3994, a peptide mimetic natriuretic peptide receptor A (NPR-A) agonist, for treatment of cardiovascular and pulmonary indications.

●	Melanocortin receptor-1 (MC1r) agonist peptides, for treatment of inflammatory and dermatologic disease indications.

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

Bremelanotide for Female Sexual Dysfunction (FSD). We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and activates a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). We have completed a Phase 2B clinical trial and meetings with the U.S. Food and Drug Administration (FDA), and are preparing to start patient enrollment in the Phase 3 program in the fourth quarter of calendar 2014, but may curtail or delay clinical trial initiation unless we have adequate funds, or commitments for adequate funds, to complete Phase 3 clinical trials.

In August 2014, we entered into an agreement with Gedeon Richter Plc. (Gedeon Richter) to co-develop and commercialize bremelanotide for FSD in the European Union, other European countries and additional selected countries. Under this agreement we will contribute, with Gedeon Richter, to the costs of co-development activities for obtaining regulatory approval in Europe. Gedeon Richter will exclusively market bremelanotide for FSD in the licensed territory, and will be responsible for all sales, marketing and commercial activities, including associated costs, in the licensed territory.

We have received €7.5 million ($9.8 million) in total upfront payments from Gedeon Richter, and will receive a milestone payment of €2.5 million ($3.3 million) upon the initiation of our Phase 3 clinical trial program in the United States. We have the potential to receive up to €80 million ($105.6 million) in regulatory and sales related milestones, and low double-digit royalties on net sales in the licensed territory. Our agreement remains in effect as long as Gedeon Richter is selling bremelanotide on which a royalty is owed. The agreement may be terminated by either party upon notice in the event of a material breach or insolvency. In the event Gedeon Richter terminates the agreement because we breached the agreement or are insolvent, Gedeon Richter’s license will become fully paid-up, royalty free, perpetual and irrevocable. If Palatin fails to initiate its Phase 3 program by an agreed date, Gedeon Richter at its option may elect to terminate the license and receive a specified payment. In the event that we terminate the agreement because Gedeon Richter breached the agreement or is insolvent, upon timely request all regulatory approvals for bremelanotide in the licensed territory will be transferred to us or our designee.

Phase 2B Clinical Trial Results. The Phase 2B clinical trial was a multicenter, placebo-controlled, randomized, parallel group, dose-finding trial testing three dose levels of subcutaneously administered bremelanotide in premenopausal women diagnosed with hypoactive sexual desire disorder, female sexual arousal disorder or both. The study enrolled premenopausal women across 66 sites within the United States and Canada, with patients randomized to one of three treatment arms and a placebo arm for 16 weeks of treatment. The objective of the Phase 2B trial was to measure safety and efficacy of subcutaneous doses intended for on-demand, home use. The primary efficacy endpoint was change from baseline to end of study in the number of satisfying sexual events.

In the Phase 2B clinical trial, the primary endpoint data analysis of 327 pre-menopausal women with hypoactive sexual desire disorder, female sexual arousal disorder or both showed statistically significant increases in the number of satisfying sexual events, and statistically significant improvement in measures of overall sexual functioning and distress related to sexual dysfunction, for women taking bremelanotide compared to placebo.  Satisfying sexual events, overall sexual functioning and distress related to sexual dysfunction were measured using validated patient reported outcome measurement tools. Bremelanotide showed a statistically significant increase in the number of satisfying sexual events compared against placebo at both the 1.75 mg dose and pooled results of the 1.75 and 1.25 mg doses. The mean increase in satisfying sexual events at 1.75 mg dose levels was 0.8 satisfying sexual events per month, with a p value of 0.0215 against placebo.  For the pooled doses, the mean increase in satisfying sexual events was 0.7 satisfying sexual events per month with a p value of 0.0180 against placebo.

The mean change from baseline in a validated measurement tool of overall sexual functioning, the Female Sexual Function Index (FSFI) total score, was 4.4 at the 1.75 mg dose level, with a p value of 0.002 against placebo.  The mean change from baseline in a validated measurement tool of distress related to sexual dysfunction, the Female Sexual Distress Scale-Desire/Arousal/Orgasm (FSDS-DAO) total score, was -13.1 at the 1.75 mg dose level, with a p value of 0.013 against placebo.

A significantly higher percentage of women receiving the 1.75 mg bremelanotide dose, 55%, achieved a clinically important change from baseline of at least one satisfying sexual event compared to 37% of women receiving placebo.  In addition, compared against placebo a significantly higher percentage of women also achieved a clinically important improvement in sexual function, as measured by the FSFI (56% vs. 23%), and a clinically important decrease in distress associated with sexual dysfunction as measured by the FSDS-DAO (69% vs. 45%).

Using a validated self-assessment questionnaire of treatment benefit, 79.5% of blinded patients receiving the 1.75 mg dose of bremelanotide reported they benefited from taking the drug, compared to 48.4% of blinded patients receiving placebo.

Bremelanotide was well-tolerated during the Phase 2B clinical trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea and emesis, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis, with less than 3% discontinuation due to an adverse event. No serious adverse events were attributable to bremelanotide during the trial.

Phase 3 Clinical Trial Plans. In the end-of-Phase 2 meeting with the FDA on bremelanotide for FSD we reached preliminary agreement on key aspects of Phase 3 pivotal registration studies, including FSD patient population, primary and key secondary efficacy endpoints, general study design, dose selection and safety monitoring. In addition, the FDA agreed that the Phase 2 data adequately characterized blood pressure and heart rate signals of bremelanotide, and that standardized methods for in-clinic assessment of blood pressure would be sufficient for Phase 3. Based upon the discussions with the FDA, we have completed and expect to submit protocols for the pivotal Phase 3 studies in the third quarter of calendar 2014, have manufactured drug product for clinical trial use and are in the process of negotiating agreements with clinical research organizations and others for Phase 3 studies.

The Phase 3 clinical study program will be conducted in premenopausal women with hypoactive sexual desire disorder, either with or without arousal difficulties, and will include two pivotal placebo-controlled, randomized parallel group trials each in 550 randomized patients with two arms, one a fixed bremelanotide dose and one placebo. Hypoactive sexual desire disorder is the single largest specific diagnosis in FSD. Patients in the parallel group trials will have the option, after completion of the trial, to continue in an open-label safety extension study. We will also conduct drug interaction and other ancillary studies. The Phase 3 studies, which will be conducted in North America, will utilize a single-dose autoinjector intended for commercialization. It is anticipated that the Phase 3 program will take at least eighteen months from initiation of patient dosing through database lock. Following database lock, clinical trial data will be analyzed and, assuming the data supports approval of bremelanotide for FSD, a New Drug Application (NDA) will be submitted to FDA. There can be no assurance that the Phase 3 data will support approval of bremelanotide for FSD or that the FDA will approve an NDA for bremelanotide.

With Gedeon Richter we met with the European Medicines Agency and received regulatory advice on the Phase 3 clinical data required for approval of bremelanotide for FSD in the European Union. We anticipate that clinical studies will be conducted in Europe.

Medical Need - FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. Hypoactive sexual desire disorder, either with or without arousal difficulties, is the largest single category of FSD. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. The 2006 PRESIDE study, a cross-sectional, population-based survey of 31,581 female adult respondents in the United States, found that approximately 43% of women have symptoms associated with FSD, with up to about 12% reporting distress associated with their symptoms associated with FSD.

There are no drugs approved for FSD indications in the United States.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of FSD.

Bremelanotide is intended for “on-demand” use and is self-administered by the patient approximately one hour prior to anticipated sexual activity. We have selected a simple and patient-friendly single dose, disposable autoinjector device which is expected to be used in Phase 3 clinical trials and is intended for commercialization.

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

Melanocortin Receptor-1 (MC1r) Peptide Agonists. We have initiated preclinical studies with MC1r peptide drug candidates for a number of indications, primarily inflammatory disease-related indications. The MC1r is upregulated in a number of diseases, including inflammatory bowel disease, nephritis (inflammation of the kidneys), and rheumatoid arthritis, and ocular indications such as uveitis and dry eye. We believe that MC1r peptides have an anti-inflammatory effect and are involved in regulation of the immune system. MC1r peptides also have potential application in a number of dermatologic indications.

Our MC1r peptide drug candidates are highly specific, with substantially greater binding and efficacy at MC1r than at other melanocortin receptors. In vitro safety studies have shown that our MC1r peptide drug candidates have no activity in a wide range of various receptors, ion channels and kinases. We have selected one of our MC1r peptide drug candidates, designated PL-8177, as a clinical trial candidate.

Animal studies that we have conducted with our MC1r peptide drug candidates have shown positive results in experimental models of inflammatory bowel disease, uveitis and nephritis. We are continuing to conduct studies on a number of different indications. We have completed preclinical toxicology testing on PL-8177 and are completing final reports, and anticipate filing an Investigational New Drug (IND) application on PL-8177 as early as the fourth quarter of calendar 2014.  Contingent on adequate available funds, we anticipate conducting a first-in-man Phase 1 clinical trial in the first half of calendar 2015.

Next Generation Melanocortin Receptor-4 (MC4r) Peptide Agonists. We have developed a series of next generation highly selective MC4r peptides. In developing these peptides, we examined effectiveness in animal models of sexual response and effectiveness in obesity and related metabolic signals, and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, ED and obesity. We are engaged in preclinical activities with these peptides, and are evaluating potential pharmaceutical applications.

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

AstraZeneca initiated human clinical studies with AZD2820, a subcutaneously-administered peptide melanocortin receptor partial agonist that was being developed as a single-agent therapy for the treatment of obesity, but discontinued development after a Phase 1 clinical trial of AZD2820 was halted following a serious adverse event. Based on an investigation, it could not be excluded that the serious adverse event was linked to AZD2820, but it was determined that it was unlikely that the serious adverse event was related to melanocortin agonists as a target for treatment of obesity. AstraZeneca is evaluating its program and next steps. No assurance can be given that AstraZeneca will continue to develop compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome, or that AstraZeneca will be successful in developing any such compound.

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

Our agreement with AstraZeneca remains in effect as long as AstraZeneca is developing a compound covered by the agreement or commercializing a product for which a royalty is owed. The agreement may be terminated by AstraZeneca at any time upon notice to us, or by either party upon notice in the event of a material breach. Upon termination by AstraZeneca without cause or by us for cause, all rights and licenses that we granted to AstraZeneca terminate, but AstraZeneca remains obligated to pay royalties and milestones on compounds developed during the collaboration portion of the agreement. In the event AstraZeneca terminates the agreement because we breached the agreement, rights and licenses that we granted under the agreement become permanent, with financial terms, including royalties, to be determined by arbitration.

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

Natriuretic Peptide Receptor-Specific Programs

The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure, acute asthma, other pulmonary diseases and hypertension. While the therapeutic potential of modulating this system is well appreciated, development of therapeutic agents has been difficult due, in part, to the short biological half-life of native peptide agonists.

PL-3994. PL-3994 is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (ANP), and is a natriuretic peptide receptor-A (NPR-A) agonist. PL-3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL-3994 increases plasma cyclic guanosine monophosphate (cGMP) levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (RAAS), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

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

Patient populations have been identified which have reduced levels of endogenous active natriuretic peptides, including endogenous active ANP. The reduced levels have a variety of causes, including mutations in endogenous natriuretic peptides and in enzymes necessary to convert natriuretic peptide sequences to their active form. Patients with reduced levels of endogenous active natriuretic peptides are reported to have a poor response to current drug therapies and to have increased rates of cardiac remodeling and cardiac events.

We have planned a repeat dose Phase 2 clinical trial in patients with heart failure to evaluate safety profiles as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints. Patient populations would include patients diagnosed with heart failure, including patients with reduced levels of endogenous active natriuretic peptides. Contingent on adequate available funds, we intend to initiate this trial in the first half of calendar 2015. Assuming favorable results from this trial, we have planned a repeat dose Phase 2 proof-of-principle clinical trial in patients with heart failure, which would involve treatment for a three to six month period, and would evaluate cardiac function, effects on remodeling, symptom improvement and hospitalization admission rates. This trial will be initiated following completion of the first repeat dose Phase 2 clinical trial.

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

           We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension.

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

Estimate of Amount Spent on Research and Development Activities

Research and development expenses were $10.8 million for the fiscal year ended June 30, 2014 (fiscal 2014), $10.5 million for the fiscal year ended June 30, 2013 (fiscal 2013) and $13.8 million for the fiscal year ended June 30, 2012 (fiscal 2012).

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

Bremelanotide for Treatment of Female Sexual Dysfunction. There is competition and financial incentive to develop, market and sell drugs for the treatment of FSD, for which there is no approved drug in the United States. We are aware of several drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. Flibanserin, a non-hormone oral drug, has been investigated for treatment of premenopausal women with hypoactive sexual desire disorder. While the FDA did not approve the drug for marketing, a third party has acquired the drug, and announced that it will resubmit an NDA to the FDA by the third quarter of calendar 2014. An oral fixed-dose combination of two antidepressants, bupropion and trazodone, is reported to be entering Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. Another company is developing two different oral fixed-dose combination drugs, one a combination of sildenafil and testosterone and the other a combination of testosterone and buspirone hydrochloride, and is conducting Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. A drug utilizing a testosterone transdermal patch completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but did not show statistical separation from placebo in those trials. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for FSD.

PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human atrial natriuretic peptide drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, have been investigated for treatment of congestive heart failure, but we are not aware of any active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to have completed Phase 2 clinical trials for acute heart failure. Novartis AG has reported clinical trial results with a combination drug, LCZ696, which inhibits both the angiotensin II receptor and neprilysin (an enzyme which inactivates endogenous active natriuretic peptides). LZC696 results in increases of endogenous active ANP levels, and thus has a mechanism of action with similarities to PL-3994. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.

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

MC4r Peptides for Erectile Dysfunction. Leading drugs approved for ED indications are PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). Other drugs approved for ED indications include alprostadil for injection (sold under the trade name Caverject Impulse® among others), which is injected directly into the penis, and alprostadil in urethral suppository format (sold under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for ED.

Obesity. There are a number of FDA-approved drugs and medical devices for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors.

Clinical trials for obesity are lengthy, time-consuming and expensive. See the discussion under the heading “We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements” in Item 1A, “Risk Factors” in this Annual Report. At least one Phase 2 study has been reported on use of an MC4r agonist for obesity indications.

MC1r Peptides for Dermatologic and Inflammatory Disease-Related Indications. Many dermatologic and inflammatory disease-related indications are treated using systemic steroids or immunosuppressant drugs, both of which have side effects which can be dose limiting. There are a large number of approved biological drugs and biological drugs under development for treatment of dermatologic and inflammatory disease-related indications.

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

We own two issued United States patents claiming the bremelanotide substance; issued patents claiming the bremelanotide substance in Australia, Austria, Belgium, Brazil, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent.

We own a patent application pending in the United States and the World Intellectual Property Organization pursuant to the Patent Cooperation Treaty on methods for treating female sexual dysfunction with bremelanotide. We will be required to enter national stage prosecution on this application, including filing the application in countries we select, by May 2015. If any patent issues in the United States, the presumptive term will be until 2033.  Whether we will be able to obtain a patent term extension under the Hatch-Waxman Amendments, assuming that a method of treatment patent issues in the United States, and the length of the extension to which we may be entitled cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient.

We own two issued patents in the United States, Australia, China, Eurasian patent office (for the Russia Federation), and New Zealand claiming an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction, and patent applications on the same class are pending in Brazil, Canada, India, Israel, Japan, Korea, Mexico, and South Africa and before the European patent office. The presumptive term of the patent issued in the United States is until 2029. We also own an issued patent in South Africa and have pending patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, New Zealand and before the European and Eurasian patent offices. If any patent issues in the United States, the presumptive term will be until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own issued United States and South African patents claiming a narrow class of highly selective MC1r agonist peptides for treatment of inflammation-related diseases and disorders and related indications, and patent applications on two broader classes of highly selective MC1r agonist peptides which are pending in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, Mexico, and New Zealand and before the European and Eurasian patent offices. The presumptive term of the patent issued in the United States is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which have a term until 2027. Corresponding patents on the PL-3994 substance and other natriuretic peptide receptor agonist compounds have issued in Australia, Austria, Belgium, China, Colombia, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Mexico, Netherlands, Philippines, Eurasian patent office (for the Russian Federation), South Africa, Spain, Sweden and Switzerland. Patent applications on the PL-3994 substance and other natriuretic peptide receptor agonist compounds are pending in Brazil, Canada, Israel and Korea. Applications claiming precursor molecules for the PL-3994 substance and other compounds have issued in the United States, Australia, France, Germany, India, Ireland, Japan, Mexico, Netherlands, Philippines, Korea, South Africa, Sweden, Switzerland and the United Kingdom. Patent applications on the precursor molecules are pending in Brazil, Canada, China, Hong Kong, Israel and before the Eurasian Patent Office. We also own an issued United States patent claiming use of the PL-3994 substance for treatment of acute asthma and chronic obstructive pulmonary disease, which has a term until 2031. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We additionally have twenty-nine issued United States patents on melanocortin receptor specific peptides and small molecules, but we are not actively developing any product candidate covered by a claim of any of these patents.

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

Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We identified a manufacturer which made the product in quantities sufficient for Phase 1 clinical trials, and are evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

Our MC1r and MC4r agonist product candidates are synthetic peptides, which we have manufactured only at laboratory scale. We have not contracted with a third-party manufacturer to produce these synthetic peptides for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMPs at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

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

Employees

As of September 11, 2014, we employed 17 persons full time, of whom 11 are engaged in research and development activities and 6 are engaged in administration and management. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

We have never been profitable and we may never become profitable. As of June 30, 2014, we had an accumulated deficit of $274.0 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all.

We will need to continue to raise funds in the future, including funds required to complete our Phase 3 clinical trials of bremelanotide for FSD, and funds may not be available on acceptable terms, or at all.

As of June 30, 2014, we had cash and cash equivalents of $12.2 million, with current liabilities of $1.8 million net of unearned revenues of $1.0 million. In September 2014 we received $8.8 million pursuant to our agreement with Gedeon Richter. We believe we have sufficient currently available working capital to fund our planned operations through the quarter ending September 30, 2015, not including initiation of our pivotal Phase 3 clinical trials for bremelanotide for FSD or other planned clinical trials. We will need additional funding to complete required clinical trials of bremelanotide for FSD and our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates.

We are preparing to initiate Phase 3 clinical trials of bremelanotide for FSD, and intend to start patient enrollment in the Phase 3 program in the fourth quarter of calendar 2014, but may curtail or delay clinical trial initiation unless we have adequate funds, or commitments for adequate funds, to complete Phase 3 clinical trials. We estimate that the Phase 3 program, including regulatory filings for product approval, will cost at least $80.0 million. We are seeking funds to support the Phase 3 program through collaborative arrangements on bremelanotide in addition to our agreement with Gedeon Richter, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

We do not have any source of significant recurring revenue and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity financings, debt financings, collaborative arrangements on our product candidates, or other sources. However, additional funding may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

Regulatory approval for the marketing and sale of bremelanotide for FSD in the United States and other countries does not assure that the product will be a commercial success. While we believe that an on-demand drug for FSD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for FSD may never achieve significant market acceptance. There is no drug approved in the United States for FSD, and thus actual market size and market dynamics are not known. We believe reimbursement of bremelanotide from third party payors such as health insurers, HMOs or other third-party payors of healthcare costs will be limited, and that the ultimate user will pay all or a substantial part of the cost of bremelanotide for FSD. We do not know the market price sensitivity of bremelanotide for FSD, or whether the market will support a product for FSD at the price range that we project. If bremelanotide for FSD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be adversely affected.

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

The regulatory approval process is lengthy, expensive and uncertain, and may prevent us from obtaining the approvals that we require.

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

We do not have the facilities to manufacture bremelanotide, PL-3994, PL-8177, other melanocortin receptor agonist compounds or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including the FDA’s GMPs regulations. Failure of third-party manufacturers to comply with GMPs or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

We have no experience in marketing, distributing and selling products and will substantially rely on our marketing partners to provide these capabilities.

We are developing bremelanotide for FSD, are in early stage development of other melanocortin receptor agonist compounds for sexual dysfunction and other indications and are developing PL-3994 for the treatment of heart failure, asthma and other indications. We do not have marketing partners for any of these products. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all.

We do not control the development of compounds licensed to third parties and, as a result, we may not realize a significant portion of the potential value of any such license arrangements.

Under our license, co-development and commercialization agreement with Gedeon Richter for bremelanotide for FSD in a licensed territory, we have limited control over development activities, including regulatory approvals, and no direct control over commercialization efforts. Gedeon Richter may abandon further development of bremelanotide in its licensed territory, including terminating the agreement, for any reason, including a change of priorities within Gedeon Richter or lack of success in clinical trials necessary for obtaining regulatory approvals. Because the potential value of the license arrangement with Gedeon Richter is contingent upon the successful development and commercialization of bremelanotide for FSD in the licensed territory, the ultimate value of this license will depend on the efforts of Gedeon Richter. If Gedeon Richter does not succeed in obtaining regulatory approval of bremelanotide for FSD in the licensed territory for any reason, or does not succeed in securing market acceptance of bremelanotide for FSD in the territory, or elects for any reason to discontinue development of bremelanotide for FSD, we may be unable to realize the potential value of this arrangement.

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

There are other products being developed for FSD, including flibanserin, a daily-use oral drug being developed for hypoactive sexual desire disorder, and a number of daily-use oral and patch drugs incorporating testosterone and oral combination drugs. There is competition to develop drugs for treatment of FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

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

There are a number of products approved for use in treating inflammatory diseases and dermatologic indication, and other products being developed, including products in clinical trials.

We are aware of one recombinant natriuretic peptide product for acutely decompensated congestive heart failure approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on other natriuretic peptide products are being conducted in the United States. In addition, other products for treatment of heart failure are either currently being marketed or in development, including a combination drug which increases endogenous active ANP levels.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our bremelanotide, PL-3994 and MC1r peptide clinical programs, and our preclinical programs on MC1r and MC4r peptide drug candidates, depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management who possess significant technical expertise and experience and oversee our development programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

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

For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, the purchasers have the right of first negotiation on any subsequent equity or debt financing. If we do not agree to terms of a financing with them, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. We will require significant additional resources and capital for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012 private placement may make it more difficult to raise additional funding through public or private equity financings, debt financings or other sources. Such funding may not be available on acceptable terms, or at all.

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

Risks Relating to Owning Our Common Stock

As of September 11, 2014, there were 96,380,178 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 11, 2014, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	52,834 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●	4,229,913 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $37.50 per share;

●	845,900 shares issuable under restricted stock units which vest on dates between June 25, 2015 and June 25, 2018, subject to the fulfillment of service conditions; and

●
91,251,531 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.50 per share, which includes warrants issued in our 2012 private placement for 67,476,531 shares issuable at an exercise price of $0.01 per share.

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

For the 12 month period ended August 31, 2014, the price of our stock has been volatile, ranging from a high of $1.50 per share to a low of $0.56 per share.

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

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on September 11, 2014, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. Therefore, our stockholders will not receive a return on their shares unless the value of their shares increases.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires June 2015. The leased property is in good condition.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT (formerly NYSE Amex) since July 1, 2012.

FISCAL YEAR ENDED JUNE 30, 2014	HIGH	LOW
Fourth Quarter	$1.43	$0.97
Third Quarter	1.50	0.73
Second Quarter	0.83	0.56
First Quarter	0.76	0.59

FISCAL YEAR ENDED JUNE 30, 2013	HIGH	LOW
Fourth Quarter	$0.79	$0.51
Third Quarter	0.71	0.54
Second Quarter	1.10	0.53
First Quarter	1.20	0.45

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

Holders of common stock. On September 11, 2014, we had approximately 94 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.95 per share.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 92,560 shares were withheld during the quarter ended June 30, 2014 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-31, 2014	8,930	$1.25	-	-
May 1-30, 2014	-	-	-	-
June 1-30, 2014	83,630	1.00	-	-
Total	92,560	$1.02	-	-

(1)   Consists solely of 92,560 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on September 11, 2014, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Results of Operations

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013:

Revenue – For the fiscal year ended June 30, 2014 (fiscal 2014), we recognized no revenue, compared to $10,000 for the fiscal year ended June 30, 2013 (fiscal 2013), pursuant to our license agreement with AstraZeneca. Revenue consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

Research and Development – Research and development expenses were $10.8 million for fiscal 2014 compared to $10.5 million for fiscal 2013. Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $7.9 million and $7.6 million in fiscal years 2014 and 2013, respectively. The spending was primarily related to the preparation costs of our Phase 3 studies of bremelanotide for the treatment of FSD and secondarily to costs related to our other preclinical and development programs. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials. The amounts of project spending above exclude general research and development spending, which were $2.9 million for fiscal 2014 and fiscal 2013, respectively.

Cumulative spending from inception to June 30, 2014 on our bremelanotide, NeutroSpec (a previously marketed imaging product which has been terminated) and other programs (which includes PL-3994, PL-8177, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $170.9 million, $55.6 million and $64.5 million, respectively. Due to various risk factors described in this Annual Report, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated. See Item 1A - Risk Factors.

General and Administrative – General and administrative expenses were $5.0 million for fiscal 2014 compared to $5.1 million for fiscal 2013. These expenses mainly consist of compensation and related costs.

Other Income (Expense) – Other income (expense) was $13,000 and $(7.0) million for fiscal 2014 and fiscal 2013, respectively. For fiscal 2014, we recognized $19,000 of investment income compared to $43,000 of investment income for fiscal 2013. Fiscal 2013 included the recognition of a $7.0 million non-cash charge for the increase in the fair value of warrants related to the July 3, 2012 private placement offering.

Income Tax Benefit – Income tax benefits of $1.8 million in fiscal 2014 and fiscal 2013, respectively, relate to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

Research and Development – Research and development expenses decreased to $10.5 million for fiscal 2013 compared to $13.8 million for fiscal 2012. This decrease was primarily the result of costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD.

Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $7.6 million and $9.9 million in fiscal years 2013 and 2012, respectively. The majority of spending was related to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. The amounts of project spending above exclude general research and development spending, which decreased to $2.9 million for fiscal 2013 compared to $3.9 million for fiscal 2012. The decrease was the result of closing our research laboratory operations in connection with the lease expiration of our laboratory facilities in July 2012.

General and Administrative – General and administrative expenses were $5.1 million for fiscal 2013 compared to $5.0 million for fiscal 2012. These expenses mainly consisted of compensation and related costs.

Other Income (Expense) – Other income (expense) was $(7.0) million and $0.5 million for fiscal 2013 and fiscal 2012, respectively. Fiscal 2013 other expense included the recognition of $7.0 million non-cash charged for the increase in the fair value of warrants related to the July 3, 2012 private placement offering. Fiscal 2012 other income included a gain on disposition of supplies and equipment of $0.4 million compared to $5,000 for fiscal 2013. This increase was a result of closing our research laboratory facilities in July 2012. For fiscal 2013 we recognized $43,000 of investment income compared to $32,000 of investment income for fiscal 2012.

Income Tax Benefit – Income tax benefits of $1.8 million in fiscal 2013 and $1.1 million in fiscal 2012 related to the sale of New Jersey state net operating loss carryforwards. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey.

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

Failure to enter into or successfully perform under collaboration agreements and obtain timely regulatory approval for our product candidates and indications would impact our ability to increase revenues and could make it more difficult to attract investment capital for funding our operations. Any of these possibilities could materially and adversely affect our operations and require us to curtail or cease certain programs.

During fiscal 2014, we used $12.2 million of cash for our operating activities, compared to $13.6 million used in fiscal 2013 and $15.5 million used in fiscal 2012. Lower net cash outflows from operations in fiscal 2014 compared to fiscal 2013 were primarily the result of the receipt of a $1.0 million, non-refundable option fee, relating to a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for the treatment of FSD in Europe and selected other countries. Lower net cash outflows from operations in fiscal 2013 compared to fiscal 2012 were primarily the result of decreased costs relating to our Phase 2B clinical trial evaluating the efficacy and safety of bremelanotide for the treatment of FSD. Our periodic accounts receivable balances will continue to be highly dependent on the timing of receipts from collaboration partners and the division of development responsibilities between us and our collaboration partners.

During fiscal 2014, net cash provided by investing activities was $5.2 million, which consisted of $5.2 million of proceeds from the maturity of short-term investments offset by $6,000 used for capital expenditures. During fiscal 2013, net cash used in investing activities was $5.3 million, consisting of $6.0 million used for the purchase of short-term investments and $60,000 used for capital expenditures offset by the maturity of $750,000 of short-term investments and $5,000 in proceeds from the sale of equipment. During fiscal 2012, cash provided by investing activities consisted mainly of $0.5 million from the sale of supplies and equipment.

During fiscal 2014, cash used in financing activities of $19,000 consisted of the payment of withholding taxes related to restricted stock units of $36,000 and payments on capital lease obligation of $20,000 offset by $37,500 of proceeds from the exercise of common stock warrants. During fiscal 2013, cash provided by financing activities of $34.3 million consisted primarily of the net proceeds from the completion of our private placement on July 3, 2012 offset by payments on capital lease obligations of $22,000 and payment of withholding taxes related to restricted stock units of $87,000. The private placement consisted of the sale of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million. During fiscal 2012, net cash used in financing activities was $35,000, consisting entirely of payments on capital lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2014, our cash and cash equivalents were $12.2 million and our current liabilities were $1.8 million, net of unearned revenue of $1.0 million. In September 2014 we received $8.8 million pursuant to our license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries.

We intend to utilize existing capital resources, including approximately $8.8 million received on execution of our agreement with Gedeon Richter, for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of our peptide MC1r program, preclinical and clinical development of our PL-3994 program and preclinical development of other portfolio products. We believe that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million. We are preparing to start patient enrollment in the bremelanotide Phase 3 program in the fourth quarter of calendar 2014, but may curtail or delay clinical trial initiation unless we have adequate funds, or commitments for adequate funds, to complete Phase 3 clinical trials. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide in addition to our agreement with Gedeon Richter, public or private equity or debt financings, or other sources.

We believe that our existing capital resources, together with approximately $8.8 million received on execution of our agreement with Gedeon Richter, will be adequate to fund our planned operations through the quarter ending September 30, 2015, not including initiation of our pivotal Phase 3 clinical trials for bremelanotide for FSD or other planned clinical trials. We will need additional funding to complete required clinical trials of bremelanotide for FSD and our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for bremelanotide for FSD or any of our other product candidates.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2014:

Payments due by Period
Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
$236,355	$236,335	$-	$-	$-

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Table of Contents
Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Palatin Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

September 12, 2014

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$12,184,605	$19,167,632
Short-term investments	-	5,249,654
Prepaid expenses and other current assets	156,393	332,267
Total current assets	12,340,998	24,749,553

Property and equipment, net	160,748	266,415
Other assets	57,308	58,131
Total assets	$12,559,054	$25,074,099

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$261,280	$338,726
Accrued expenses	1,508,958	1,701,727
Capital lease obligations	-	19,909
Unearned revenue	1,000,000	-
Total current liabilities	2,770,238	2,060,362

Deferred rent	-	35,460
Total liabilities	2,770,238	2,095,822

Commitments and contengencies (Note 8)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of June 30, 2014 and 2013, respectively	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 39,416,595 shares as of June 30, 2014 and 39,116,948 as of June 30, 2013, respectively	394,166	391,169
Additional paid-in capital	283,428,356	282,692,520
Accumulated deficit	(274,033,753)	(260,105,459)
Total stockholders’ equity	9,788,816	22,978,277
Total liabilities and stockholders’ equity	$12,559,054	$25,074,099

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2014	2013	2012

REVENUES:
License and contract	$-	$10,361	$73,736

OPERATING EXPENSES:
Research and development	10,826,921	10,528,691	13,813,376
General and administrative	4,960,731	5,066,830	5,045,741
Total operating expenses	15,787,652	15,595,521	18,859,117

Loss from operations	(15,787,652)	(15,585,160)	(18,785,381)

OTHER INCOME (EXPENSE):
Investment income	18,923	42,734	32,133
Interest expense	(6,211)	(8,411)	(10,411)
Increase in fair value of warrants	-	(7,069,165)	-
Gain on disposition of supplies and equipment	-	4,620	442,248
Total other income (expense), net	12,712	(7,030,222)	463,970

Loss before income taxes	(15,774,940)	(22,615,382)	(18,321,411)
Income tax benefit	1,846,646	1,753,208	1,068,233

NET LOSS	$(13,928,294)	$(20,862,174)	$(17,253,178)

Basic and diluted net loss per common share	$(0.13)	$(0.21)	$(0.49)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	106,679,476	97,618,714	34,900,591

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2011	4,997	$50	34,900,591	$349,006	$239,832,826	$(221,990,107)	$18,191,775
Stock-based compensation	-	-	-	-	892,301	-	892,301
Net loss	-	-	-	-	-	(17,253,178)	(17,253,178)
Balance, June 30, 2012	4,997	50	34,900,591	349,006	240,725,127	(239,243,285)	1,830,898
Stock-based compensation	-	-	500,000	5,000	620,031	-	625,031
Sale of common stock, net of costs	-	-	3,873,000	38,730	17,403,075	-	17,441,805
Reclassification of warrants from liability
to equity	-	-	-	-	24,030,128	-	24,030,128
Payment of withholding taxes related to
restricted stock units	-	-	(158,264)	(1,583)	(85,828)	-	(87,411)
Series A Conversion	(300)	(3)	1,621	16	(13)	-	-
Net loss	-	-	-	-	-	(20,862,174)	(20,862,174)
Balance, June 30, 2013	4,697	47	39,116,948	391,169	282,692,520	(260,105,459)	22,978,277
Stock-based compensation	-	-	378,750	3,788	817,552	-	821,340
Warrant exercises	-	-	50,000	500	37,000	-	37,500
Taxes withheld related to
restricted stock units	-	-	(129,103)	(1,291)	(118,716)	-	(120,007)
Net loss	-	-	-	-	-	(13,928,294)	(13,928,294)
Balance, June 30, 2014	4,697	$47	39,416,595	$394,166	$283,428,356	$(274,033,753)	$9,788,816

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,928,294)	$(20,862,174)	$(17,253,178)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	111,906	111,844	949,542
Accrued interest and amortization on premium/discount	-	(1,365)	-
Gain on disposition of supplies and equipment	-	(4,620)	(442,248)
Stock-based compensation	821,340	625,031	892,301
Increase in fair value of warrants	-	7,069,165	-
Changes in operating assets and liabilities:
Accounts receivable	-	27,631	103,518
Prepaid expenses and other assets	176,697	816,605	(340,268)
Accounts payable	(77,446)	43,832	(202,014)
Accrued expenses and deferred rent	(311,859)	(1,475,319)	851,550
Unearned revenue	1,000,000	-	(46,105)
Net cash used in operating activities	(12,207,656)	(13,649,370)	(15,486,902)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	5,249,654	750,000	-
Proceeds from sale of supplies and equipment	-	4,620	494,384
Purchases of property and equipment	(6,239)	(59,607)	(15,000)
Purchases of investments	-	(5,998,289)	-
Net cash provided by (used in) investing activities	5,243,415	(5,303,276)	479,384

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(19,909)	(22,277)	(34,923)
Payment of withholding taxes related to restricted
stock units	(36,377)	(87,411)	-
Proceeds from exercise of common stock warrants and
sale of common stock units	37,500	34,402,768	-
Net cash (used in) provided by financing activities	(18,786)	34,293,080	(34,923)

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(6,983,027)	15,340,434	(15,042,441)

CASH AND CASH EQUIVALENTS, beginning of year	19,167,632	3,827,198	18,869,639

CASH AND CASH EQUIVALENTS, end of year	$12,184,605	$19,167,632	$3,827,198

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,211	$8,411	$9,984

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

                The Company’s primary product in development is bremelanotide for the treatment of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for cardiovascular diseases, pulmonary diseases, obesity, erectile dysfunction, inflammatory diseases and dermatologic diseases. The Company has a license, co-development and commercialization agreement with Gedeon Richter Plc. (Gedeon Richter) to commercialize bremelanotide for FSD in Europe and selected countries, and an exclusive global research collaboration and license agreement with AstraZeneca AB (AstraZeneca) to commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome.

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2014 of $274.0 million and incurred a net loss for fiscal 2014 of $13.9 million. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2014, the Company’s cash and cash equivalents were $12.2 million. In September 2014 the Company received $8.8 million pursuant to its license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preparing for the Phase 3 clinical trial program with bremelanotide for FSD, preclinical development of its peptide melanocortin receptor-1 program, preclinical and clinical development of its PL-3994 program and preclinical development of other portfolio products. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million. The Company is preparing to initiate patient enrollment in the Phase 3 program in the fourth quarter of calendar 2014, but may curtail or delay clinical trial initiation unless we have adequate funds, or commitments for adequate funds, to complete Phase 3 clinical trials. The Company intends to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, in addition to the Company’s agreement with Gedeon Richter, public or private equity or debt financings, or other sources.

Management believes that the Company’s existing capital resources, including $8.8 million paid by Gedeon Richter pursuant to the agreement on bremelanotide for FSD, will be adequate to fund its planned operations through the quarter ending September 30, 2015, not including initiation of our pivotal Phase 3 clinical trials for bremelanotide for FSD or other planned clinical trials. We will need additional funding to complete required clinical trials of bremelanotide for FSD and our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, complete submission of required regulatory applications to the FDA for any of our product candidates.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market fund sponsored by a large financial institution. In the two-year period ended June 30, 2013, all license and contract revenues were from AstraZeneca.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $9,495,656 and $16,284,184 in a money market fund at June 30, 2014 and 2013, respectively.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, short-term investments, accounts payable and capital lease obligations. Management believes that the carrying values of these assets and liabilities are representative of their respective fair values based on quoted market prices for investments and the short-term nature of the other instruments.

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

During the years ended June 30, 2014, 2013 and 2012, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,846,646, $1,753,208, and $1,068,233, respectively, in tax benefits.

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

The Series B 2012 warrants to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic net loss per common share until the Company received stockholder approval for the increase in authorized underlying common stock on September 27, 2012 (see note 9). For diluted EPS, contingently issuable shares are to be included in the calculation as of the beginning of the period in which the conditions were satisfied, unless the effect would be anti-dilutive. The Series B 2012 warrants have been excluded from the calculation of diluted net loss per common share during the period from July 3, 2012 until September 27, 2012 as the impact would be anti-dilutive.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

As of June 30, 2014, 2013 and 2012, there were 29,358,926, 29,136,527, and 27,179,180 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the warrants issued in connection with the July 3, 2013 private placement offering), and the vesting of restricted stock units, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

(3)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on July 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet determined the effect of the standard on its ongoing financial reporting.

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

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $10,361 and $73,736, respectively, as revenue in the years ended June 30, 2013 and 2012 under these clinical trial sponsored research agreements.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

AstraZeneca is evaluating its program and next steps. No assurance can be given that AstraZeneca will continue to develop compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome, or that AstraZeneca will be successful in developing any such compound.

(5)           FAIR VALUE MEASUREMENTS

The fair value of cash equivalents and short-term investments is classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2014:
Money Market Fund	$9,495,656	$9,495,656	$-	$-
June 30, 2013:
Money Market Fund	$16,284,184	$16,284,184	$-	$-
U.S. Government Securities	5,249,654	5,249,160	-	-
TOTAL	$21,533,838	$21,533,344	$-	$-

 (6)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2014	2013
Office equipment	$1,180,210	$1,180,210
Laboratory equipment	317,608	311,369
Leasehold improvements	751,226	751,226
	2,249,044	2,242,805
Less: Accumulated depreciation and amortization	(2,088,296)	(1,976,390)
	$160,748	$266,415

The aggregate cost of assets acquired under capital leases was $66,115 as of June 30, 2014 and June 30, 2013, respectively. Accumulated amortization associated with assets acquired under capital leases was $40,771 as of June 30, 2014 and $27,548 as of June 30, 2013.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
 (7)           ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2014	2013
Clinical study costs	$617,055	$1,054,270
Other research related expenses	463,695	186,241
Professional services	211,711	208,731
Insurance premiums payable	-	125,671
Other	216,497	126,814
	$1,508,958	$1,701,727

(8)           COMMITMENTS AND CONTINGENCIES

Operating Leases – Effective January 31, 2011, the Company terminated the lease on 12,000 square feet of laboratory space in another building in the same center as the Company’s corporate offices and research and development facilities, which lease would have otherwise terminated in February 2012. Under the lease termination agreement the Company paid a $60,000 termination fee, which was charged to expense. Effective July 31, 2012, the lease on 28,000 square feet of the Company’s research and development facilities expired. The Company currently leases facilities under a non-cancelable operating lease, which expires in June 2015. The remaining lease payments under this lease total $236,335. The Company has started the process of reviewing its lease renewal options.

For the years ended June 30, 2014, 2013 and 2012, rent expense was $219,686, $372,754, and $915,469, respectively.

Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. The remaining capital lease was paid in full during fiscal year 2014.

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2014, 2013 and 2012, Company contributions were $140,870, $150,256, and $124,351, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(9)           STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2014, 4,697 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2014, the Series A Conversion Price was $8.89, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 11.25 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $469,700 in the aggregate as of June 30, 2014. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Outstanding Stock Purchase Warrants – As of June 30, 2014, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common	Exercise Price per	Latest Termination
Stock	Share	Date
331,969	3.30	August 17, 2014
50,000	0.60	November 9, 2014
50,000	1.00	November 9, 2014
100,000	1.50	November 9, 2014
575,000	1.00	February 23, 2016
2,000,000	1.00	March 1, 2016
21,000,000	1.00	March 2, 2017
31,988,151	0.01	July 3, 2022
35,488,380	0.01	September 27, 2022
91,583,500

During the fiscal year ended June 30, 2012, the Company issued warrants to consultants as part of their compensation to purchase up to 350,000 shares of the Company’s common stock. These warrants vest at various times and under certain conditions through November 2012. For the year ended June 30, 2012, the Company recorded stock-based compensation related to these warrants of $26,000.

In January 2014, the Company received $37,500 and issued 50,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.75 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 27, 2013. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 7,000,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2014, 1,929,056 shares were available for grant under the 2011 Stock Incentive Plan.

The Company also has outstanding options that were granted under a previous plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes option activity for the years ended June 30, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at
beginning of year	3,851,448	$1.99	2,181,853	$3.50	2,231,898	$4.05
Granted	603,400	1.02	1,807,300	0.65	75,000	0.65
Forfeited	(161,900)	0.68	(74,985)	5.20	(90,870)	3.64
Expired	(50,975)	24.95	(62,720)	11.91	(34,175)	33.07
Outstanding at
end of year	4,241,973	1.63	3,851,448	1.99	2,181,853	3.50
Exercisable at
end of year	2,507,573	2.19	1,673,973	3.64	1,323,965	5.10
Weighted average
grant-date fair
value of options
granted during
the year		$0.80		$0.56		$0.47

The following table summarizes options outstanding as of June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Options outstanding at end of
year	4,241,973	$1.63	7.7	$694,711
Options vested and exercisable
at end of year	2,507,573	$2.19	6.8	$373,709
Unvested options expected to
vest	1,504,254	$0.80	8.8	$294,435

The fair value of option grants is estimated at the grant date using the Black-Scholes model. For grants during the year ended June 30, 2014, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 97.1%, 0%, 6.1 years and 1.9%, respectively. For grants during the year ended June 30, 2013, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 101%, 0%, 8.6 years and 1.8%, respectively. For grants during the year ended June 30, 2012, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 103%, 0%, 5.0 years and 0.92%, respectively. Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2014, 2013 and 2012 the Company recorded stock-based compensation related to stock options of $520,855, $379,264 and $533,445, respectively. As of June 30, 2014, there was $910,028 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.61 years.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period.

In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the vesting period.

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the vesting period.

Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

 During the year ended June 30, 2014, the Company made the following modifications to certain stock options that were granted to certain terminated employees in recognition of their prior services; i) accelerated the vesting, and ii) extended the date to exercise vested stock options to 24 months from the date of termination. An incremental $22,000 of stock-based compensation expense was recognized during the year ended June 30, 2014 and included in research and development expense in connection with these activities.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012
Outstanding at beginning of year	757,500	250,000	500,000
Granted	603,400	757,500	-
Forfeited	(25,000)	-	-
Vested	(378,750)	(250,000)	(250,000)
Outstanding at end of year	957,150	757,500	250,000

For the years ended June 30, 2014, 2013 and 2012 the Company recorded stock-based compensation related to restricted stock units of $300,485, $219,767 and $317,722, respectively.

In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period.  Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in 2014 vest over 24 months, 48 months and 12 months, respectively.

In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 30, 2015

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014.

In June 2011, the Company granted 500,000 restricted stock units to its executive management under the Company’s 2011 Stock Incentive Plan. The grant date fair value of these restricted stock units of $430,000 was amortized over the 24 month vesting period of the award.

In connection with the vesting of restricted share units during the years ended June 30, 2014 and 2013, the Company withheld 129,103 and 158,264 shares with aggregate values of $120,007 and $87,411, respectively, in satisfaction of minimum tax withholding obligations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

During the year ended June 30, 2014, the Company accelerated the vesting of certain restricted stock units that were granted to a terminated employee in recognition of prior services. An incremental $12,000 of stock-based compensation expense was recognized during the year ended June 30, 2014 and included in research and development expense in connection with these activities.

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

As of June 30, 2014, the Company had federal and state net operating loss carryforwards of approximately $235 million and $93 million, respectively, which expire between 2014 and 2034 if not utilized. As of June 30, 2014, the Company had federal research and development credits of approximately $6,871,000 that will begin to expire in 2014, if not utilized.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2014	2013
Net operating loss carryforwards	$87,801,000	$83,470,000
Research and development tax credits	6,871,000	6,605,000
Accrued expenses, deferred revenue and other	1,003,000	1,698,000
	95,675,000	91,773,000
Valuation allowance	(95,675,000)	(91,773,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2014 and 2013.

During the years ended June 30, 2014, 2013 and 2012, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $1,846,646, $1,753,208, and $1,068,233, respectively, in tax benefits.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(11)           CONSOLIDATED QUARTERLY FINANCIAL DATA – UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2014	2014	2013	2013
	(amounts in thousands, except per share data)
Revenues	$-	$-	$-	$-
Operating expenses	4,321	3,364	3,610	4,492
Other income (expense), net	1	4	4	3
Loss before income taxes	(4,320)	(3,360)	(3,606)	(4,489)
Income tax benefit	-	1,847	-	-
Net loss	$(4,320)	$(1,513)	$(3,606)	$(4,489)
Basic and diluted net loss per
common share	$(0.04)	$(0.01)	$(0.03)	$(0.04)
Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common
share	106,735,765	106,709,340	106,668,186	106,609,720

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2013	2013	2012	2012
	(amounts in thousands, except per share data)
Revenues	$-	$-	$7	$3
Operating expenses	4,720	4,024	3,447	3,404
Other income (expense), net	2	9	11	(7,052)
Loss before income taxes	(4,718)	(4,015)	(3,429)	(10,453)
Income tax benefit	-	-	1,753	-
Net loss	$(4,718)	$(4,015)	$(1,676)	$(10,453)
Basic and diluted net loss per
common share	$(0.04)	$(0.04)	$(0.02)	$(0.15)
Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common
share	106,435,741	106,424,443	106,424,443	71,669,170

(12)           SUBSEQUENT EVENT

In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received $8.8 million on execution of the definitive agreement. Under the agreement, Gedeon Richter will pay the Company a milestone payment of €2.5 million ($3.3 million) upon the initiation of the Company’s Phase 3 clinical trial program in the United States. The Company has the potential to receive up to €80 million ($105.6 million) in regulatory and sales related milestones, and will receive low double-digit royalties on net sales in the licensed territory. Under the agreement the Company will contribute, with Gedeon Richter, to the costs of co-development activities for obtaining regulatory approval in Europe. Gedeon Richter will exclusively market bremelanotide for FSD in the licensed territory, and will be responsible for all sales, marketing and commercial activities, including associated costs, in the licensed territory. The agreement remains in effect as long as Gedeon Richter is selling bremelanotide on which a royalty is owed. The agreement may be terminated by either party upon notice in the event of a material breach or insolvency. In the event Gedeon Richter terminates the agreement because the Company breached the agreement or is insolvent, Gedeon Richter’s license will becomes fully paid-up, royalty free, perpetual and irrevocable. If the Company fails to initiate its Phase 3 program by an agreed date, Gedeon Richter at its option may elect to terminate the license and receive a specified payment. In the event that the Company terminates the agreement because Gedeon Richter breached the agreement or is insolvent, upon timely request all regulatory approvals for bremelanotide in the licensed territory will be transferred to the Company or its designee.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our chief executive officer and our chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management believes that, as of June 30, 2014, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 19, 2014.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	52	Chief executive officer, president and a director
John K.A. Prendergast, Ph.D. (3)	60	Director, chairman of the board of directors
Perry B. Molinoff, M.D. (1) (3)	74	Director
Robert K. deVeer, Jr. (1) (2)	68	Director
Zola P. Horovitz, Ph.D. (2) (3)	79	Director
Robert I. Taber, Ph.D. (1) (2)	78	Director
J. Stanley Hull (2)	62	Director
Alan W. Dunton, M.D. (1) (2)	60	Director
Angela Rossetti (3)	61	Director
__________________________________ (1) Member of the audit committee. (2) Member of the compensation committee. (3) Member of the nominating and corporate governance committee.

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

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for over seventeen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

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

ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. He is currently a director of GenVec, Inc., a publicly-held life science company. Dr. Horovitz previously served on the board of directors of BioCryst Pharmaceutical, Inc., Genaera Corp., Immunicon Corp., NitroMed, Inc., Avigen, Inc. and DOV Pharmaceutical, Inc. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

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

                J. STANLEY HULL has been a director since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined Glaxo Smith Kline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals in May 2010, having previously served in the R&D organization of Glaxo Smith Kline as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome Inc. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Mr. Hull has extensive experience in commercial operations, development and marketing of pharmaceutical drugs and corporate alliances between pharmaceutical companies and biotechnology companies.

ALAN W. DUNTON, M.D. has been a director since June 2011. Since April 2006, he has been president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly-traded companies Oragenics, Inc. and Targacept, Inc. He previously served on the board of directors of the publicly-traded companies EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive or officer for large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ANGELA ROSSETTI has been a director since June 2013. From 2009 through January 2012, she was a vice president at Pfizer Inc., where she led a global commercial medicine team for a smoking cessation franchise. She was an assistant vice president at Wyeth, managing a global hemophilia franchise from 2007 until 2009, when Wyeth was acquired by Pfizer. From 2005 to 2006 she was president of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors. Previously she worked in a variety of increasingly responsible positions in communications, marketing and venture capital/investment banking. Ms. Rossetti is a recent graduate of the Albert Einstein College of Medicine, with a Masters of Bioethics, and has an M.B.A. in Finance from Columbia University Graduate School of Business and a B.A. in Biology from the University of Pennsylvania.

Ms. Rossetti has extensive experience in worldwide development and marketing of specialty pharmaceuticals, including prefilled syringe products, and in communications and development of marketing and promotional plans.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2014, the board met five times, the audit committee met four times, the compensation committee met twice and the nominating and corporate governance committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 19, 2014.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of four non-employee directors, Mr. deVeer (chair) and Drs. Taber, Molinoff and Dunton. The board has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE MKT, and satisfy the requirements of the NYSE MKT as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com.

Compensation committee. The compensation committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors and some employees, and administers our 2011 Plan and the options still outstanding which were granted under previous stock option plans. The compensation committee is composed of Messrs. deVeer and Hull and Drs. Horovitz, Taber and Dunton (chair). The board has determined that the members of the compensation committee are independent, as defined in the listing standards of the NYSE MKT. Our chief executive officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our chief financial officer supports the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace.

The responsibilities of the compensation committee are set forth in a written charter adopted by the board effective October 1, 2013, a copy of which is available on our web site at www.palatin.com. The committee administers our 2011 Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board or officer, or any person subject to Section 16 of the Securities Exchange Act of 1934.

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com. The nominating and corporate governance committee is composed of Drs. Horovitz (chair), Prendergast and Molinoff and Ms. Rossetti, each of whom meets the independence requirements established by the NYSE MKT.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board determines from time to time.

Communicating With Directors

Generally, stockholders who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder who wishes to address questions regarding our business directly to the board of directors, or any individual director, can direct questions to the board members or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders may submit their concerns anonymously or confidentially by postal mail.

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

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics, updated as of October 1, 2013, that applies to all of our directors, officers and employees, including our chief executive officer and chief financial officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE MKT permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	52	Chief executive officer, president and director
Stephen T. Wills, MST, CPA	57	Chief financial officer, chief operating officer, executive vice president, secretary and treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, MST, CPA, has been vice president, secretary, treasurer and chief financial officer since 1997 and was executive vice president of operations from 2005 until June 2011, when he was appointed chief operating officer and executive vice president. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly-held company which provides wound and skin care products, and currently serves as lead director of Derma. Mr. Wills was previously a director and chair of the audit committee of Miami International Securities Exchange, LLC, a privately-held fully-electronic options and equities exchange currently in development, and previously was a director of U.S. Helicopter Corp., a publicly-held company. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2014.

Item 11.  Executive Compensation.

Fiscal 2014 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer for our fiscal years ended June 30, 2014 and 2013. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2)($)	All other compensation (3)($)	Total ($)
Carl Spana, Ph.D., chief executive officer and president	2014	450,000	178,500	143,083	170,000	22,500	964,083
	2013	436,771	217,400	245,971	250,000	12,938	1,163,080
Stephen T. Wills, MST, CPA, chief financial officer, chief operating officer and executive vice president	2014	410,000	153,000	122,643	140,000	17,376	843,019
	2013	394,167	203,200	222,742	225,000	13,000	1,058,109

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report.

(2)	Bonus amounts.

(3)	Consists of matching contributions to 401(k) plan.

Employment Agreements

Effective July 1, 2013, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2016 unless terminated earlier. Under these agreements, which were approved by the compensation committee and the board and replace substantially similar agreements that expired on June 30, 2013, Dr. Spana is serving as chief executive officer and president at a base salary of $450,000 per year and Mr. Wills is serving as chief financial officer and chief operating officer at a base salary of $410,000 per year. Each agreement also provides for:

●	annual discretionary bonus compensation, in an amount to be decided by the compensation committee and approved by the board, based on achievement of yearly performance objectives; and

●	participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

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

The compensation committee awarded performance-based bonuses to our named executive officers for fiscal 2014 and 2013, based on results of operations, including clinical trial operations and our financial condition. Bonuses for fiscal year 2013 were higher than for fiscal year 2014 for reasons including successful completion of phase 2 trials of the company’s lead product under development, bremelanotide for female sexual dysfunction, and completion of a private placement with gross proceeds of $35,000,000.

Stock Option and Restricted Stock Unit Grants

The compensation committee determined that additional equity grants were necessary in order to motivate and retain our executive officers. On June 25, 2014, we granted 175,000 restricted stock units to Dr. Spana and 150,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date. We also granted 175,000 stock options to Dr. Spana and 150,000 stock options to Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $1.02, the fair market value on the date of grant, and they expire on June 25, 2024.

On June 27, 2013, we granted 220,000 restricted stock units to Dr. Spana and 200,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date. We also granted 275,000 stock options to Dr. Spana and 250,000 stock options Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $0.62, the fair market value on the date of grant, and they expire on June 27, 2023.

Outstanding Equity Awards at 2014 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2014, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Carl Spana	07/01/05	7,500	-	37.50	07/01/15
	07/01/05	8,300	-	17.50	07/01/15
	10/06/06	12,500	-	24.90	10/06/16
	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	25,000	-	1.80	07/01/18
	07/01/09	25,000	-	2.80	07/01/19
	06/22/11	225,000	75,000	1.00	06/22/21
	07/17/12	37,500	112,500	0.72	07/17/22
	07/17/12					56,250	55,688
	06/27/13	68,750	206,250	0.62	06/27/23
	06/27/13					110,000	108,900
	06/25/14	-	175,000	1.02	06/25/24
	06/25/14					175,000	173,250
	Total Stock Awards					341,250	$337,838

Stephen T. Wills	07/01/05	5,000	-	37.50	07/01/15
	07/01/05	7,300	-	17.50	07/01/15
	10/06/06	10,000	-	24.90	10/06/16
	03/26/08	22,500	-	2.80	03/26/18
	03/26/08	3,750	-	5.00	03/26/18
	03/26/08	3,750	-	6.60	03/26/18
	07/01/08	20,000	-	1.80	07/01/18
	07/01/09	20,000	-	2.80	07/01/19
	06/22/11	187,500	62,500	1.00	06/22/21
	07/17/12	33,750	101,250	0.72	07/17/22
	07/17/12					55,000	54,450
	06/27/13	62,500	187,500	0.62	06/27/23
	06/27/13					100,000	99,000
	06/25/14	-	150,000	1.02	06/25/24
	06/25/14					150,000	148,500
	Total Stock Awards					305,000	$301,950

(1)
Stock option vesting schedules: all options granted on or before July 1, 2009 have fully vested. Options granted after July 1, 2009 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(2)
Stock award vesting schedule: stock awards consist of restricted stock units granted on July 17, 2012, which had not vested as of June 30, 2014, but which vested on July 17, 2014; restricted stock units granted on June 27, 2013, which vested as to 50% on June 27, 2014 and will vest as to the remaining 50% on June 27, 2015; and restricted stock units granted on June 25, 2014, which will vest as to 50% on June 25, 2015 and 2016, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $0.99, the closing market price of our common stock on June 30, 2014, the last trading day of our most recently completed fiscal year.

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

Termination Without Severance Compensation. Regardless of whether there has been a change in control, if we terminate employment for cause or the executive terminates employment without good reason (as those terms are defined in the employment agreement and set forth below), then the executive will receive only his accrued salary and vacation benefits through the date of termination. He may also elect to receive medical and dental benefits pursuant to COBRA for up to two years (Dr. Spana) or 18 months (Mr. Wills), but must remit the cost of coverage to us. Under the terms of our outstanding options and restricted stock units, all unvested options and restricted stock units would terminate immediately, and vested options would be exercisable for three months after termination.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2014, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	87,500	30,600	21,673	139,773
Perry B. Molinoff, M.D.	47,000	15,300	10,837	73,137
Robert K. deVeer, Jr.	55,000	15,300	10,837	81,137
Zola P. Horovitz, Ph.D.	49,000	15,300	10,837	75,137
Robert I. Taber, Ph.D.	55,000	15,300	10,837	81,137
J. Stanley Hull	42,000	15,300	10,837	68,137
Alan W. Dunton, M.D.	50,000	15,300	10,837	76,137
Angela Rossetti	42,000	15,300	10,837	68,137

(1)	The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2014 for each director was:

	Option awards	Stock awards
Dr. Prendergast	278,350	30,000
Dr. Molinoff	166,833	15,000
Mr. deVeer	171,000	15,000
Dr. Horovitz	167,500	15,000
Dr. Taber	167,500	15,000
Mr. Hull	167,166	15,000
Dr. Dunton	92,500	15,000
Ms. Rossetti	45,000	15,000

(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 9 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 25, 2014 for our current (2015) fiscal year.

Non-Employee Directors’ Option Grants. Our non-employee directors receive an annual option grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 25, 2014, as the annual option grant for our current (2015) fiscal year, the chairman of the board received 30,000 restricted stock units which vest on June 25, 2015, and an option to purchase 30,000 shares of common stock, and each other serving non-employee director received 15,000 restricted stock units which vest on June 25, 2015, and an option to purchase 15,000 shares of common stock. All of the options have an exercise price of $1.02 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2014, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 27, 2013, as the annual option grant for our 2014 fiscal year, the chairman of the board received an option to purchase 60,000 shares of common stock and each other serving non-employee director received an option to purchase 30,000 shares of common stock. All of these options have an exercise price of $0.62 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2013 (subject to limitations on vesting which expired on September 1, 2013), expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as chairman of the board and for our 2014 fiscal year received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $10,000, the chairperson of the compensation committee received an additional annual retainer of $7,000 and the chairperson of the corporate governance committee received an additional annual retainer of $4,000. Members of the foregoing committees, other than the non-employee chairman, will receive an additional retainer of one-half the retainer payable to the committee chairperson. For the 2015 fiscal year, the chairperson of the audit committee will receive an additional annual retainer of $12,500, and other members of the audit committee will receive an additional annual retainer of $6,000; the chairperson of the compensation committee received an additional annual retainer of $10,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $6,000. Members of the compensation and corporate governance committees, other than the non-employee chairman, will receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2014:

Equity Compensation Plan Information as of June 30, 2014
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	5,199,123	(1)	$1.63	(2)	1,929,056
Equity compensation plans not approved by security holders	-		-		-
Total	5,199,123				1,929,056

(1)
Consists of 3,733,650 options and 957,150 restricted stock units granted under our 2011 Stock Incentive Plan, 490,090 options granted under our 2005 Stock Plan and 18,233 options granted under our 1996 Stock Option Plan. Both our 2005 Stock Plan and 1996 Stock Option Plan have terminated, but termination does not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 957,150 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 25, 2018, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 11, 2014, of:

●	each director, each of the named executive officers, and all current directors and officers as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September xx, 2014. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 11.25 votes per share. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 11, 2014, on which date 39,490,161 shares of common stock and 4,697 shares of Series A preferred stock, convertible into 52,829 shares of common stock, were outstanding.

The address for all members of our management is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	964,713	(1)	2.4%	1.1%
Common	Stephen T. Wills	878,137	(2)	2.2%	1.1%
Common	John K.A. Prendergast, Ph.D.	252,617	(3)	*	*
Common	Perry B. Molinoff, M.D.	162,833	(4)	*	*
Common	Robert K. deVeer, Jr.	176,060	(5)	*	*
Common	Zola P. Horovitz, Ph.D.	161,000	(6)	*	*
Common	Robert I. Taber, Ph.D.	156,000	(7)	*	*
Common	J. Stanley Hull	154,166	(8)	*	*
Common	Alan W. Dunton, M.D.	85,020	(9)	*	*
Common	Angela Rossetti	35,000	(10)	*	*
	All current directors and executive officers as a group (ten persons)	3,025,546	(11)	7.3%	2.3%
________________________________
*Less than one percent.

(1)	Includes 484,550 shares which Dr. Spana has the right to acquire under options, and 50,000 shares which he has the right to acquire under warrants.

(2)	Includes 409,800 shares which Mr. Wills has the right to acquire under options, and 50,000 shares which he has the right to acquire under warrants.

(3)	Includes 250,850 shares which Dr. Prendergast has the right to acquire under options.

(4)	Includes 151,833 shares which Dr. Molinoff has the right to acquire under options.

(5)	Includes 154,000 shares which Mr. deVeer has the right to acquire under options.

(6)	Includes 150,500 shares which Dr. Horovitz has the right to acquire under options.

(7)	Includes 150,500 shares which Dr. Taber has the right to acquire under options.

(8)	Includes 152,166 shares which Mr. Hull has the right to acquire under options.

(9)	Includes 77,500 shares which Dr. Dunton has the right to acquire under options.

(10)	Shares which Ms. Rossetti has the right to acquire under options.

(11)	Includes 2,116,699 shares which directors and officers have the right to acquire under options and warrants.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class	Percent of total voting power
Common	Mark N. Lampert BVF Inc. BVF Partners L.P. 900 North Michigan Avenue Suite 1100 Chicago, Illinois 60611	4,060,028	(2)	10.3%	10.3%

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	3,953,065	(3)	9.9%	9.8%
Common	James E. Flynn 780 Third Avenue, 37th Floor New York, NY 10017	4,160,945	(4)	9.9%	5.1%
Common	Great Point Partners LLC Jeffrey R. Jay, M.D. David Kroin 165 Mason Street, 3rd Floor Greenwich, CT 06830	2,337,000	(5)	5.6%	*
Series A Preferred	Tokenhouse PTE LTD 9 – 11 Reitergasse Zurich 8027, Switzerland	667		14.2%	*
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		10.6%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		10.6%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		10.6%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250		5.3%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250		5.3%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250		5.3%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250		5.3%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250		5.3%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019-3321	250		5.3%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250		5.3%	*
_______________________________
*Less than one percent.

(1)  Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2)  According to a joint Schedule 13G/A filed on October 7, 2011, Mr. Lampert, BVF Partners L.P. and BVF, Inc. shared voting and dispositive power with respect to all the shares listed, and the other filers had beneficial ownership as follows, as to which Mr. Lampert, BVF Partners L.P. and BVF, Inc. disclaimed beneficial ownership. The Schedule 13G/A reported that Investment 10, L.L.C. owned 354,900 shares. The shares owned directly by the other filers, as updated on a joint Form 4 filed on March 3, 2014, are:

(i) BVF Investments, L.L.C.: 2,494,521 shares;

(ii) Biotechnology Value Fund, L.P.: 772,480 shares; and

(iii) Biotechnology Value Fund II, L.P.: 438,127 shares.

(3)  Includes 80,065 shares issuable on exercise of warrants. According to a joint Schedule 13G filed on July 10, 2012, QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund IV LP (“Fund IV”), which beneficially owns 501,360 shares of common stock, for QVT Fund V LP (“Fund V”), which beneficially owns 2,956,894 shares of common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 434,628 shares of common stock. QVT Financial has the power to direct the vote and disposition of the common stock held by Fund IV, Fund V and Quintessence. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 3,892,882 shares of common stock, consisting of the shares beneficially owned by Fund IV, Fund V and Quintessence.

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

Exercise of the warrants is restricted if, as a result of an exercise, the beneficial ownership of the holder and its affiliates and any other party or person that could be deemed to be a group would exceed 9.99% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction.

 (4)  Includes 2,160,945 shares issuable on exercise of warrants. According to a joint Schedule 13G/A filed on February 14, 2014, Mr. Flynn and the other filers had beneficial ownership and shared voting and dispositive power as follows:

(i) James E. Flynn: 2,000,000 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited. Mr. Flynn shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited.

(ii) Deerfield Mgmt, L.P.: 2,000,000 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Mgmt, L.P. is the general partner.

(iii) Deerfield Management Company, L.P.: 2,000,000 shares outstanding and 3,250,000 shares issuable on exercise of warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Management Company, L.P. is the investment advisor.

(iv) Deerfield Special Situations Fund L.P.: 1,098,000 shares outstanding and 1,287,000 shares issuable on exercise of warrants.

 (v) Deerfield Special Situations International Master Fund, L.P.: 902,000 shares outstanding and 1,963,000 shares issuable on exercise of warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.99% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction.

(5)  Shares issuable on exercise of warrants. Dr. Jay and Mr. Kroin are managing members of Great Point Partners, LLC. According to a joint Schedule 13G/A filed on February 14, 2014, each of the owners listed had shared voting and dispositive power with respect to all the shares listed. Great Point Partners, LLC is the investment manager for the following entities or persons, which have shared voting and dispositive power over the number of shares indicated:

(i) Biomedical Value Fund, LP: 762,692 shares issuable on exercise of warrants;

(ii) Biomedical Offshore Value Fund, Ltd.: 439,819 shares issuable on exercise of warrants;

(iii) Biomedical Institutional Value Fund, LP: 282,815 shares issuable on exercise of warrants;

(iv) Lyrical Multi-Manager Fund, LP: 265,834 shares issuable on exercise of warrants;

(v) Lyrical Multi-Manager Fund Offshore Fund, Ltd.: 115,513 shares issuable on exercise of warrants;

(vi) Class D Series of GEF-PS, LP: 381,347 shares issuable on exercise of warrants;

(vii) David J. Morrison: 12,712 shares issuable on exercise of warrants; and

(viii) WS Investments III, LLC: 76,269 shares issuable on exercise of warrants.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all of the directors except for Dr. Spana (our chief executive officer and president) are independent directors, as defined in the listing standards of the NYSE MKT, on which our common stock is listed. All members of committees of the board are independent directors.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the audit committee review and approve related party transactions. Since July 1, 2012, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14.  Principal Accountant Fees and Services.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2014 and fiscal 2013.

Audit Fees. For fiscal 2014, KPMG billed us a total of $215,000 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2013, the total billed for the same services was $220,000.

Audit-Related Fees. For fiscal 2014 and 2013, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2014, KPMG billed us a total of $18,950 for professional services rendered for tax compliance. For fiscal 2013, KPMG billed us $15,500 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2014 and 2013.

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

— Consolidated Statements of Operations

— Consolidated Statements of Stockholders’ Equity and Comprehensive Loss

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

    2.        Financial statement schedules: None.

    3.        Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or incorporated by reference (as stated thereon) as part of this Annual Report on Form 10-K.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By:	/s/	Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: September 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 12, 2014
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer and	September 12, 2014
Stephen T. Wills	Chief Operating Officer (principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 12, 2014
John K.A. Prendergast

/s/ Perry B. Molinoff	Director	September 12, 2014
Perry B. Molinoff

/s/ Robert K. deVeer, Jr.	Director	September 12, 2014
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 12, 2014
Zola P. Horovitz

/s/ Robert I. Taber	Director	September 12, 2014
Robert I. Taber

/s/ J. Stanley Hull	Director	September 12, 2014
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 12, 2014
Alan W. Dunton

/s/ Angela Rossetti	Director	September 12, 2014
Angela Rossetti

EXHIBIT INDEX

No.	Description of Exhibit
3.01
Restated certificate of incorporation, as amended. Incorporated by reference to Exhibit 3.01 of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 27, 2013.

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

4.02
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

4.06
Form of warrant issued to Noble International Investments, Inc. at exercise prices of $1.00 and $1.50 per share in connection with entering into a contract for financial advisory services. Incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, filed with the SEC on February 14, 2012.

4.07	Form of Series A 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.
4.08	Form of Series B 2012 common stock purchase warrant. Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed with the SEC on July 6, 2012.
10.01	1996 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10.01 of our Annual Report on Form 10-K for the year ended June 30, 2009, filed with the SEC on September 28, 2009.†
10.02	Form of Option Certificate (incentive option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.03	Form of Incentive Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.04	Form of Option Certificate (non-qualified option) under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
10.05	Form of Non-Qualified Stock Option Agreement under the 2005 Stock Plan. Incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed with the SEC on September 21, 2005. †
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

10.16
Employment Agreement, effective as of July 1, 2013, between Palatin and Carl Spana. Incorporated by reference to Exhibit 10.16 of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 27, 2013. †

10.17
Employment Agreement, effective as of July 1, 2013, between Palatin and Stephen T. Wills. Incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 27, 2013. †

10.18
Third Amendment dated September 24, 2009 to the Research Collaboration and License Agreement between Palatin and AstraZeneca AB. Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 13, 2009. We have obtained confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request.

10.19
Underwriting Agreement dated February 24, 2011 by and between Palatin and Roth Capital Partners, LLC. Incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K, filed with the SEC on February 24, 2011.

10.20	2011 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.20 of our Annual Report on Form 10-K for the year ended June 30, 2013, filed with the SEC on September 27, 2013. †
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

10.27
License, Co-Development and Commercialization Agreement, dated August 29, 2014, by and between Palatin Technologies, Inc. and Chemical Works of Gedeon Richter Plc.  We have requested confidential treatment of certain provisions contained in this exhibit. The copy filed as an exhibit omits the information subject to the confidentiality request. *

21	Subsidiaries of the registrant. *
23	Consent of KPMG LLP. *
31.1	Certification of Chief Executive Officer. *
31.2	Certification of Chief Financial Officer. *
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document. *
101.SCH	XBRL Taxonomy Extension Schema Document. *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *
_______________________________
* Exhibit filed or furnished with this report.
† Management contract or compensatory plan or arrangement.