Form 10-K/A
period 2014-06-30
PALATIN TECHNOLOGIES INC
filed 2014-10-09
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

    Palatin Technologies, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2014, originally filed on September 12, 2014 (the “Form 10-K”). This Amendment is an exhibit-only filing in response to comments received from the Securities and Exchange Commission (the “Commission”) regarding a request for confidential treatment of certain portions of Exhibit 10.27 originally filed with the Form 10-K. This Amendment is being filed solely to re-file Exhibit 10.27 based on the Commission’s comments. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

     This Amendment is limited in scope to the items identified above and should be read in conjunction with the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K and no revisions are being made to the Company’s financial statements pursuant to this Amendment. Other than the filing of the information identified above, this Amendment does not modify or update the disclosure in the Form 10-K in any way.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)     Documents filed as part of the report:

    3.        Exhibits: The exhibits, listed on the accompanying exhibit index that is set forth after the signature page, are filed or incorporated by reference (as stated thereon) as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned on October 9, 2014, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By:  /s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer
(principal executive officer)

By:  /s/ Stephen T. Wills
Stephen T. Wills
Executive Vice President, Chief
Financial Officer and Chief Operating
Officer (principal financial and
accounting officer)

EXHIBIT INDEX

No.	Description of Exhibit
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