Form 10-Q
period 2014-12-31
PALATIN TECHNOLOGIES INC
filed 2015-02-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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
Yes ☒No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

As of February 10, 2015, 41,540,161 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$42,694,472	$12,184,605
Accounts receivable	3,035,400	-
Prepaid expenses and other current assets	1,484,703	156,393
Total current assets	47,214,575	12,340,998

Property and equipment, net	185,563	160,748
Other assets	190,835	57,308
Total assets	$47,590,973	$12,559,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,914,038	$261,280
Accrued expenses	3,183,027	1,508,958
Capital lease obligations	25,128	-
Deferred revenue	-	1,000,000
Total current liabilities	5,122,193	2,770,238

Notes payable, net of discount	9,734,509	-
Capital lease obligations	54,872	-
Other non-current libilities	4,348	-
Total liabilities	14,915,922	2,770,238

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of December 31, 2014 and June 30, 2014, respectively	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 41,540,161 shares as of December 31, 2014 and 39,416,595 as of June 30, 2014, respectively	415,401	394,166
Additional paid-in capital	302,721,894	283,428,356
Accumulated deficit	(270,462,291)	(274,033,753)
Total stockholders’ equity	32,675,051	9,788,816
Total liabilities and stockholders’ equity	$47,590,973	$12,559,054

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

REVENUES:
Contract revenue	$8,019,415	$-	$12,951,730	$-

OPERATING EXPENSES:
Research and development	4,273,571	2,630,368	7,197,537	6,079,508
General and administrative	1,423,206	980,070	2,537,667	2,023,580
Total operating expenses	5,696,777	3,610,438	9,735,204	8,103,088

Income (loss) from operations	2,322,638	(3,610,438)	3,216,526	(8,103,088)

OTHER INCOME (EXPENSE):
Investment income	6,199	4,931	9,998	10,250
Interest expense	(31,857)	(954)	(33,587)	(2,805)
Foreign exchange transaction loss	(51,700)	-	(152,983)	-
Total other (expense) income, net	(77,358)	3,977	(176,572)	7,445

Income (loss) before income taxes	2,245,280	(3,606,461)	3,039,954	(8,095,643)
Income tax benefit	531,508	-	531,508	-

NET INCOME (LOSS)	$2,776,788	$(3,606,461)	$3,571,462	$(8,095,643)

Basic net income (loss) per common share	$0.03	$(0.03)	$0.03	$(0.08)

Diluted net income (loss) per common share	$0.03	$(0.03)	$0.03	$(0.08)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	109,314,460	106,668,186	108,134,179	106,638,953

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	109,815,718	106,668,186	108,888,313	106,638,953

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,571,462	$(8,095,643)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	55,185	56,568
Non-cash interest expense	8,486	-
Other	-	(346)
Stock-based compensation	512,390	405,629
Changes in operating assets and liabilities:
Accounts receivable	(3,035,400)	-
Prepaid expenses and other assets	(1,255,646)	32,470
Accounts payable	1,152,758	(47,734)
Accrued expenses	1,412,699	456,398
Deferred revenue	(1,000,000)	1,000,000
Net cash provided by (used in) operating activities	1,421,934	(6,192,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments	-	3,750,000
Purchases of property and equipment	-	(6,239)
Net cash provided by investing activities	-	3,743,761

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	-	(11,794)
Payment of withholding taxes related to restricted
stock units	(122,067)	(25,214)
Proceeds from sale of common stock and
warrants, net of costs	19,348,000	-
Proceeds from the issuance of notes payable
and warrants	10,000,000	-
Payment of debt issuance costs	(138,000)	-
Net cash provided by (used in) financing activities	29,087,933	(37,008)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	30,509,867	(2,485,905)

CASH AND CASH EQUIVALENTS, beginning of period	12,184,605	19,167,632

CASH AND CASH EQUIVALENTS, end of period	$42,694,472	$16,681,727

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,601	$2,805
Interest accrued on long-term debt	22,500	-
Equipment acquired under capital lease	80,000	-
Non-cash equity financing costs in accounts payable	490,000	-
Non-cash equity financing costs in accrued expenses	285,000	-
Non-cash debt financing costs in accounts payable	10,000	-
Non-cash debt financing costs in accrued expenses	60,000	-
Issuance of warrants in connection with debt financing	267,820	-

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

    Business Risk and Liquidity – The Company has incurred cumulative negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of December 31, 2014 of $270.5 million and despite reporting net income for the three and six months ended December 31, 2014 of $2.8 million and $3.6 million, respectively, the Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

    As discussed in Note 9, on December 23, 2014, the Company closed a $20.0 million private placement of 2,050,000 shares of common stock and Series C 2014 warrants to purchase 24,949,325 shares of common stock. The Company also concurrently closed a $10.0 million venture loan led by Horizon Technology Finance Corporation (Horizon), as discussed in Note 8.

    During December 2014, the Company initiated its Phase 3 Reconnect Study with bremelanotide for the treatment of FSD, which triggered a development milestone payment of €2.5 million (approximately $3 million) due from Gedeon Richter, which was recorded as license revenue for the three months ended December 31, 2014 and as an account receivable as of December 31, 2014. In addition, $4.9 million of license revenue, which was previously recorded as deferred revenue, was recognized as license revenue in the three months ended December 31, 2014 upon the initiation of the Phase 3 clinical trials when such portion became non-refundable per the agreement, as discussed in Note 6.

    As of December 31, 2014, the Company’s cash and cash equivalents were $42.7 million and accounts receivable were $3.0 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin receptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million.

    Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations through the quarter ending March 31, 2016.

            Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily in one money market fund sponsored by a large financial institution. For the three and six months ended December 31, 2014, 100% of revenues were from Gedeon Richter. For the three and six months ended December 31, 2013, the Company had no revenues.

(2)       BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2014 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2015.

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

            Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $40,036,076 and $9,495,656 in a money market fund at December 31, 2014 and June 30, 2014, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable, and notes payable. Management believes that the carrying value of current assets and current liabilities are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on the terms of the notes.

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

Revenue resulting from license fees is recognized upon delivery of the license for the portion of the license fee payment that is non-contingent and non-refundable, if the license has standalone value. Revenue resulting from the achievement of development milestones is recorded in accordance with the accounting guidance for the milestone method of revenue recognition. Revenue resulting from the achievement of sales milestone events is recognized when the milestone is achieved.  Revenue from royalties is recorded when earned.

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

    During the three and six months ended December 31, 2014, the Company sold New Jersey state net operating loss (NJ NOL) carryforwards, which resulted in the recognition of $531,508 in tax benefits.

            Net Income (Loss) per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012 and December 23, 2014 private placement offerings, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net income (loss) per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock were exercisable starting at July 3, 2012 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on July 3, 2012.

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

    The Series C 2014 warrants to purchase up to 24,949,325 shares of common stock were exercisable starting at December 23, 2014 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on December 23, 2014.

    The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three and six months ended December 31, 2014 and 2013:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income (loss)	$2,776,788	$(3,606,461)	$3,571,462	$(8,095,643)

Denominator:
Weighted average common shares outstanding - Basic	109,314,460	106,668,186	108,134,179	106,638,953

Effect of dilutive shares:
Common stock equivalents arising from stock options and warrants	346,867	-	560,572	-
Restriced stock units	154,391	-	193,562	-
Weighted average common shares outstanding - Diluted	109,815,718	106,668,186	108,888,313	106,638,953

Net income (loss) per common share:
Basic	$0.03	$(0.03)	$0.03	$(0.08)
Diluted	$0.03	$(0.03)	$0.03	$(0.08)

For the periods ended December 31, 2014 and 2013, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012 and Series C 2014 warrants issued in connection with the July 3, 2012 and December 23, 2014 private placement offerings as such warrants are already included in weighted average number of common shares outstanding used in computing basic net income (loss) per common share since they are exercisable for nominal consideration), and the vesting of restricted stock units amounted to an aggregate of 29,378,689 and 28,657,356 shares, respectively, and are excluded in the weighted average number of common shares outstanding used in computing basic net income (loss) per common share. For the three and six months ended December 31, 2014, an additional 501,258 and 754,134, respectively, of common shares have been included in the computation of diluted EPS using the treasury stock method. However, for the three and six months ended December 31, 2013, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive for these periods.

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

            In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid the Company $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies.

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

(6)           AGREEMENT WITH GEDEON RICHTER:

    In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. The Company has the potential to receive up to €80 million ($97.1 million as of December 31, 2014) in regulatory and sales related milestones, and will receive low double-digit royalties on net sales in the licensed territory. Under the agreement, the Company will contribute, with Gedeon Richter, to the costs of co-development activities for obtaining regulatory approval in Europe. Gedeon Richter will exclusively market bremelanotide for FSD in the licensed territory, and will be responsible for all sales, marketing and commercial activities, including associated costs, in the licensed territory. The agreement remains in effect as long as Gedeon Richter is selling bremelanotide on which a royalty is owed. The agreement may be terminated by either party upon notice in the event of a material breach or insolvency. In the event Gedeon Richter terminates the agreement because the Company breached the agreement or is insolvent, Gedeon Richter’s license becomes fully paid-up, royalty free, perpetual and irrevocable. In the event that the Company terminates the agreement because Gedeon Richter breached the agreement or is insolvent, upon timely request, all regulatory approvals for bremelanotide in the licensed territory will be transferred to the Company or its designee.

    The Company views the delivery of the license for bremelanotide as a revenue generating activity that is part of its ongoing and central operations. The other elements of the agreement with Gedeon Richter are considered non-revenue activities associated with the collaborative arrangement. The Company believes the license has standalone value from the other elements of the collaborative arrangement because it conveys all of the rights necessary to develop and commercialize bremelanotide in the licensed territory.

    In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6.7 ($8.8 million) on execution of the definitive agreement. During the six months ended December 31, 2014, the upfront payment of €7.5 million ($9.8 million) was recorded as license revenue in the consolidated statements of operations, of which $4.9 million was recorded in the three months ended September 30, 2014 for the non-refundable and non-contingent portion of the license fee and $4.9 million was recorded in the three months ended December 31, 2014 upon the initiation of the Phase 3 clinical trials when such portion became non-refundable per the agreement. During the three months ended December 31, 2014, the Company recorded revenue related to a milestone payment due of €2.5 million ($3.1 million) upon the initiation of the Company’s Phase 3 clinical trial program in the United States, which the Company initiated in December 2014.

    As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction dates and the settlement dates, the Company has recorded a foreign exchange loss of $51,700 and $152,983 for the three and six months ended December 31, 2014, respectively.

(7)       FAIR VALUE MEASUREMENTS:

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

            The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2014:
Money Market Fund	$40,036,076	$40,036,076	$-	$-
June 30, 2014:
Money Market Fund	$9,495,656	$9,495,656	$-	$-

(8)      NOTES PAYABLE:

Notes payable consist of the following:
December 31, 2014
Notes payable under venture loan	$10,000,000
Less unamortized related debt discount	(265,491)
Notes payable, net of discount	$9,734,509

    On December 23, 2014, the Company closed on a $10.0 million venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share.  The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt.  This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at December 31, 2014.  In addition, a final incremental payment equal to $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt.  The Company incurred $208,000 of costs in connection with the Loan Agreement.  These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

    The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

    The Loan Agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

(9)      STOCKHOLDERS’ EQUITY:

    Common Stock Transactions – On December 23, 2014, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $20.0 million, 2,050,000 shares of its common stock and Series C 2014 warrants to purchase up to 24,949,325 shares of common stock. Funds under the management of QVT Financial LP (QVT) invested $10 million and an unrelated accredited investment fund invested $10 million. The funds paid $0.75 for each share of common stock and $0.74 for each Series C 2014 warrant, resulting in gross proceeds to Palatin of $20 million, with net proceeds, after deducting estimated offering expenses, of approximately $18.6 million. The Series C 2014 warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance.  The Series C 2014 warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin’s shares of common stock following such exercise.

    The purchase agreement for the private placement provides that the purchasers have certain rights until the earlier of approval of bremelanotide for FSD by the U.S. Food and Drug Administration and December 23, 2018, including rights of first refusal and participation in any subsequent equity or debt financing. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.

    Stock Options – In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period. The Company recognized $46,523 and $93,046 of stock-based compensation expense related to these options during the three and six months ended December 31, 2014, respectively.

    In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the vesting period. The Company recognized $23,882 and $47,763 of stock-based compensation expense related to these options during the three and six months ended December 31, 2014, respectively, and $67,155 and $133,353 during the three and six months ended December 31, 2013, respectively.

    In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the vesting period. The Company recognized $14,096 and $28,192 of stock-based compensation expense related to these options during the three and six months ended December 31, 2014, respectively, and $17,638 and $34,778 for the three and six months ended December 31, 2013, respectively.

    Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

    Restricted Stock Units – In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period. Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in 2014 vest over 24 months, 48 months and 12 months, respectively. The Company recognized $115,627 and $231,253 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2014, respectively.

    In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 2015.  The Company recognized $18,794 and $37,587 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2014, respectively, and $62,194 and $124,388 during the three and six months ended December 31, 2013, respectively.

    In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company has amortized the fair value of these restricted stock units of $160,000 over the 24 months ended July 2014. The Company recognized $10,012 and $23,685 for the three and six months ended December 31, 2013, respectively.

            Stock-based compensation cost for the three and six months ended December 31, 2014 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $40,997 and $74,549, respectively, and $44,994 and $89,425 for the three and six months ended December 31, 2013, respectively.

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

Critical Accounting Policies and Estimates

            Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2014, have not changed as of December 31, 2014. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

    The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist (a compound which binds to a cell receptor and activates a response), is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual arousal response. Phase 3 clinical trials were initiated in December 2014;

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

    We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH. The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual arousal response. We have completed a Phase 2B clinical trial and meetings with the U.S. Food and Drug Administration (FDA), and started patient enrollment in the Phase 3 clinical trials in December 2014. The Phase 3 studies, which will be conducted in North America, will utilize a single-dose autoinjector intended for commercialization. It is anticipated that the Phase 3 program will take at least fifteen to eighteen months from initiation of patient dosing through database lock. Following database lock, clinical trial data will be analyzed and, assuming the data supports approval of bremelanotide for FSD, a New Drug Application (NDA) will be submitted to FDA. There can be no assurance that the Phase 3 data will support approval of bremelanotide for FSD or that the FDA will approve an NDA for bremelanotide.

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

 Results of Operations

 Three and Six Months Ended December 31, 2014 Compared to the Three and Six Months Ended December 31, 2013

            Revenue – For the three and six months ended December 31, 2014, we recognized $8.0 million and $12.9 million, respectively, in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter. We recognized no revenue for the three and six months ended December 31, 2013.

    In August 2014, we entered into a license, co-development and commercialization agreement with Gedeon Richter, which provided for $9.8 million in upfront payments. The non-refundable portion of the upfront payment, $4.9 million, was recorded as revenue in the three months ended September 30, 2014 and the remaining balance was recorded as revenue in the three months ended December 31, 2014, which became non-refundable upon initiation of our Phase 3 clinical trial program in the United States. We also recognized $3.1 million in the three months ended December 31, 2014 relating to the milestone payment due upon initiation of our Phase 3 clinical trial program in the United States, which was initiated in December 2014.

            Research and Development – Research and development expenses were $4.3 million and $7.2 million, respectively, for the three and six months ended December 31, 2014 compared to $2.6 million and $6.1 million, respectively, for the three and six months ended December 31, 2013. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.

            Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $3.7 million and $6.1 million, respectively, for the three and six months ended December 31, 2014 compared to $1.9 million and $4.7 million, respectively, for the three and six months ended December 31, 2013. Spending to date has been primarily related to our bremelanotide for the treatment of FSD program. We initiated the pivotal Phase 3 studies of bremelanotide in December 2014. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

            The amounts of project spending above exclude general research and development spending, which consists mainly of compensation and related costs, and which were $0.6 million and $1.1 million, respectively, for the three and six months ended December 31, 2014 compared to $0.7 million and $1.4 million, respectively, for the three and six months ended December 31, 2013.

            Cumulative spending from inception to December 31, 2014 is approximately $178.8 million for our bremelanotide program and approximately $122.3 million on all our other programs (which include PL-3994, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

            General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1.4 million and $2.5 million, respectively, for the three and six months ended December 31, 2014 compared to $1.0 million and $2.0 million, respectively, for the three and six months ended December 31, 2013.

 Liquidity and Capital Resources

    Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaborative agreements.

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

            During the six months ended December 31, 2014, cash provided by operating activities was $1.4 million, compared to cash used for operating activities of $6.2 million for the six months ended December 31, 2013. The difference for the six months ended December 31, 2014 and 2013 was primarily attributable to the upfront payment relating to the license, co-development and commercialization agreement with Gedeon Richter. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

    During the six months ended December 31, 2014, there were no investing activities. During the six months ended December 31, 2013, net cash provided by investing activities was $3.7 million, consisting of proceeds from the maturity of short-term investments offset by $6,239 used for capital expenditures.

    During the six months ended December 31, 2014, net cash provided by financing activities was $29.1 million. During the six months ended December 31, 2013, cash used in financing activities of $37,008 consisted of the $25,214 for the payment of withholding taxes related to restricted stock units and payments of $11,794 on capital lease payments. The difference for the six months ended December 31, 2014 and 2013 was primarily related to the closing of a $20.0 million private placement and the closing of a $10.0 million venture loan.

    As of December 31, 2014, our cash and cash equivalents were $42.7 million and our current liabilities were $5.1 million. We intend to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994, MC1r, and MC4r programs. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide will cost at least $80.0 million. We initiated patient enrollment in our Phase 3 program in the fourth quarter of calendar 2014. We intend to seek additional capital to support our Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

    Management believes that our existing capital resources will be adequate to fund its planned operations through the quarter ending March 31, 2016.

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

Item 4.  Controls and Procedures.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

 Item 1.  Legal Proceedings.

            We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

    There have been no material changes to our risk factors disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended September 30, 2014 other than as set forth below:

Risks Relating to Our Financial Results and Need for Financing

We will need additional financing, including financing to submit required regulatory applications to the FDA for bremelanotide for FSD and to complete clinical trials for our other product candidates, which may be difficult to obtain.

    As of December 31, 2014, we had cash and cash equivalents of $42.7 million, with current liabilities of $5.1 million. We believe we have sufficient currently available working capital to fund our planned operations through the quarter ending March 31, 2016. We will need additional funding to complete our Phase 3 clinical trials of bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

    We have initiated Phase 3 clinical trials of bremelanotide for FSD and have started patient enrollment, but we may be required to curtail or delay clinical trial operations unless we have adequate funds to complete Phase 3 clinical trials. We estimate that the Phase 3 program, including regulatory filings for product approval, will cost at least $80.0 million. We will seek funds to support the Phase 3 program through collaborative arrangements on bremelanotide in addition to our agreement with Gedeon Richter, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

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

Our future capital requirements depend on many factors, including:

●	the results of our Phase 3 clinical trials for bremelanotide for FSD;

●	the timing of, and the costs involved in, obtaining regulatory approvals for bremelanotide for FSD and our other product candidates;

●	the number and characteristics of any additional product candidates we develop or acquire;

●	the scope, progress, results and costs of researching and developing bremelanotide for FSD, PL-3994 or any future product candidates, and conducting preclinical and clinical trials;

●	the cost of commercialization activities if bremelanotide for FSD, PL-3994 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing bremelanotide for FSD, PL-3994 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms and timing of such arrangements;

●	the degree and rate of market acceptance of any future approved products;

●	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

●	any product liability or other lawsuits related to our products;

●	the expenses needed to attract and retain skilled personnel;

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

●	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

Risks Relating to Obligations in Our 2012 and 2014 Private Placements

Under agreements relating to our 2012 and 2014 private placements, we are required to allow purchasers in the 2012 and 2014 private placements to participate in certain future equity and debt financings, which may restrict our ability to raise funds on acceptable terms, or at all.

    For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, and for four years after our 2014 private placement, unless the FDA earlier approves bremelanotide for FSD, the purchasers have the right of first negotiation on any subsequent equity or debt financing. Under our 2012 private placement, if we do not agree to terms of a financing with the purchasers, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. Under our 2014 private placement, if we do not agree to terms of a financing with the purchasers, depending on pricing of the financing, the purchasers have the right to purchase between 83.5% and all of the financing. We will require significant additional resources and capital for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012 and 2014 private placements may make it more difficult to raise additional funding through public or private equity or debt financings or other sources. Such funding may not be available on acceptable terms, or at all.

Under agreements relating to our 2012 and 2014 private placements, so long as any Series A 2012, Series B 2012 or Series C 2014 warrants are outstanding, we are required to redeem such warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.

    Under the purchase agreements and forms of warrants for our 2012 and 2014 private placements, if we permit, make or allow a takeover, change of control or other fundamental transaction, including any transfer of all or substantially all of our properties or assets, then so long as any warrants remain outstanding we are required, as elected by the warrant holders, to pay such holders a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. The application of these provisions could adversely affect our financial position and have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Under agreements relating to our 2012 and 2014 private placements, so long as any Series A 2012, Series B 2012 or Series C 2014 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of such warrants.

Under the purchase agreements and forms of warrants for our 2012 and 2014 private placements, so long as any warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person.

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

Risks Related to the Ownership of Our Common Stock

As of January 31, 2015, there were 121,874,533 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of January 31, 2015, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	62,531 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●	4,278,580 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $37.50 per share;

●	865,900 shares issuable under restricted stock units which vest on dates between June 25, 2015 and June 25, 2018, subject to the fulfillment of service conditions; and

●
116,667,522 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share, which includes warrants issued in our 2014 private placement for 24,949,325 shares issuable at an exercise price of $0.01 per share and warrants issued in connection with our 2014 venture loan for 666,666 shares issuable at an exercise price of $0.75 per share.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

    None other than as included in a current report on Form 8-K filed on December 30, 2014.

Item 3.  Defaults Upon Senior Securities.

            None.

 Item 4.  Mine Safety Disclosures.

            Not applicable.

 Item 5.  Other Information.

            None.

 Item 6.  Exhibits.

            Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.2	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
10.1	Securities Purchase Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.2	Registration Rights Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.3	Venture Loan and Security Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation and Fortress Credit Co LLC.		8-K	December 30, 2014	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.

Date: February 12, 2015	By:	/s/ Carl Spana
Carl Spana
President and Chief Executive Officer (Principal Executive Officer)

Date: February 12, 2015	By:	/s/ Stephen T. Wills
Stephen T. Wills, CPA, MST
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.2	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
10.1	Securities Purchase Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.2	Registration Rights Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.3	Venture Loan and Security Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation and Fortress Credit Co LLC.		8-K	December 30, 2014	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X