Form 10-Q
period 2015-03-31
PALATIN TECHNOLOGIES INC
filed 2015-05-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 11, 2015, 42,156,215 shares of the registrant's common stock, par value $.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$36,729,174	$12,184,605
Prepaid expenses and other current assets	1,971,572	156,393
Total current assets	38,700,746	12,340,998

Property and equipment, net	153,971	160,748
Other assets	173,518	57,308
Total assets	$39,028,235	$12,559,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,325,778	$261,280
Accrued expenses	2,839,406	1,508,958
Capital lease obligations	25,497	-
Deferred revenue	-	1,000,000
Total current liabilities	5,190,681	2,770,238

Notes payable, net of discount	9,757,797	-
Capital lease obligations	48,358	-
Other non-current liabilities	47,827	-
Total liabilities	15,044,663	2,770,238

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of March 31, 2015 and June 30, 2014, respectively	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 42,155,105 shares as of March 31, 2015 and 39,416,595 as of June 30, 2014, respectively	421,551	394,166
Additional paid-in capital	303,174,803	283,428,356
Accumulated deficit	(279,612,829)	(274,033,753)
Total stockholders’ equity	23,983,572	9,788,816
Total liabilities and stockholders’ equity	$39,028,235	$12,559,054

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

REVENUES:
Contract revenue	$-	$-	$12,951,730	$-

OPERATING EXPENSES:
Research and development	7,588,437	2,151,225	14,785,974	8,230,733
General and administrative	1,133,954	1,212,513	3,671,621	3,236,093
Total operating expenses	8,722,391	3,363,738	18,457,595	11,466,826

Loss from operations	(8,722,391)	(3,363,738)	(5,505,865)	(11,466,826)

OTHER (EXPENSE) INCOME:
Investment income	14,696	4,363	24,694	14,613
Interest expense	(311,170)	(182)	(344,757)	(2,987)
Foreign exchange transaction loss	(131,673)	-	(284,656)	-
Total other (expense) income, net	(428,147)	4,181	(604,719)	11,626

Loss before income taxes	(9,150,538)	(3,359,557)	(6,110,584)	(11,455,200)
Income tax benefit	-	1,846,646	531,508	1,846,646

NET LOSS	$(9,150,538)	$(1,512,911)	$(5,579,076)	$(9,608,554)

Basic and diluted net loss per common share	$(0.07)	$(0.01)	$(0.05)	$(0.09)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	134,008,239	106,709,340	116,632,958	106,668,094

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,579,076)	$(9,608,554)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	86,777	84,314
Non-cash interest expense	93,419	-
Stock-based compensation	775,051	607,494
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,741,997)	(81,724)
Accounts payable	2,064,498	93,041
Accrued expenses	1,414,078	217,474
Deferred revenue	(1,000,000)	1,000,000
Net cash used in operating activities	(3,887,250)	(7,687,955)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments	-	5,249,654
Purchases of property and equipment	-	(6,239)
Net cash provided by investing activities	-	5,243,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(6,145)	(17,861)
Payment of withholding taxes related to restricted
stock units	(122,067)	(25,214)
Proceeds from exercise of warrants	204,148	-
Proceeds from sale of common stock and
warrants, net of costs	18,565,249	37,500
Proceeds from the issuance of notes payable
and warrants	10,000,000	-
Payment of debt issuance costs	(209,366)	-
Net cash provided by (used in) financing activities	28,431,819	(5,575)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	24,544,569	(2,450,115)

CASH AND CASH EQUIVALENTS, beginning of period	12,184,605	19,167,632

CASH AND CASH EQUIVALENTS, end of period	$36,729,174	$16,717,517

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$251,338	$2,987
Equipment acquired under capital lease	80,000	-
Issuance of warrants in connection with debt financing	267,820	-

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

Business Risk and Liquidity – The Company has incurred cumulative negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company has an accumulated deficit as of March 31, 2015 of $279.6 million and incurred a net loss for the three and nine months ended March 31, 2015 of $9.2 million and $5.6 million, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2015, the Company’s cash and cash equivalents were $36.7 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin receptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million.

Management believes that the Company’s existing capital resources will be adequate to fund its currently planned operations through the quarter ending June 30, 2016.

            Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily in one money market fund sponsored by a large financial institution. For the nine months ended March 31, 2015, 100% of revenues were from Gedeon Richter. For the nine months ended March 31, 2014, the Company had no revenues.

(2)       BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2015 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2015.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

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

            Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $36,575,641 and $9,495,656 in a money market fund at March 31, 2015 and June 30, 2014, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts payable, and notes payable. Management believes that the carrying value of current assets and current liabilities are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on the terms of the notes.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

During the nine months ended March 31, 2015, the Company sold New Jersey state net operating loss (NJ NOL) carryforwards, which resulted in the recognition of $531,508 in tax benefits.  During the three and nine months ended March 31, 2014, the Company sold NJ NOL carryforwards, which resulted in the recognition of $1,846,646 in tax benefits.

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

The Series C 2014 warrants to purchase up to 24,949,325 shares of common stock were exercisable starting at December 23, 2014 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on December 23, 2014.

For the periods ended March 31, 2015 and 2014, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012 and Series C 2014 warrants issued in connection with the July 3, 2012 and December 23, 2014 private placement offerings), and the vesting of restricted stock units, amounted to an aggregate of 29,209,040 and 28,588,426 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

 (4)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard on its financial statements.

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

(6)           AGREEMENT WITH GEDEON RICHTER:

In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. The Company has the potential to receive up to €80 million ($86.2 million as of March 31, 2015) in regulatory and sales related milestones, and will receive low double-digit royalties on net sales in the licensed territory. Under the agreement, the Company will contribute, with Gedeon Richter, to the costs of co-development activities for obtaining regulatory approval in Europe. Gedeon Richter will exclusively market bremelanotide for FSD in the licensed territory, and will be responsible for all sales, marketing and commercial activities, including associated costs, in the licensed territory. The agreement remains in effect as long as Gedeon Richter is selling bremelanotide on which a royalty is owed. The agreement may be terminated by either party upon notice in the event of a material breach or insolvency. In the event Gedeon Richter terminates the agreement because the Company breached the agreement or is insolvent, Gedeon Richter’s license becomes fully paid-up, royalty free, perpetual and irrevocable. In the event that the Company terminates the agreement because Gedeon Richter breached the agreement or is insolvent, upon timely request, all regulatory approvals for bremelanotide in the licensed territory will be transferred to the Company or its designee.

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

 In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6.7 million ($8.8 million) on execution of the definitive agreement. During the nine months ended March 31, 2015, the upfront payment of €7.5 million ($9.8 million) was recorded as license revenue in the consolidated statements of operations. During the nine months ended March 31, 2015, the Company recorded revenue related to a milestone payment due of €2.5 million ($3.1 million) upon the initiation of the Company’s Phase 3 clinical trial program in the United States, which the Company initiated in December 2014.

As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction dates and the settlement dates, the Company has recorded a foreign exchange loss of $131,673 and $284,656 for the three and nine months ended March 31, 2015, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

            The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2015:
Money Market Fund	$36,575,641	$36,575,641	$-	$-
June 30, 2014:
Money Market Fund	$9,495,656	$9,495,656	$-	$-

(8)      NOTES PAYABLE:

Notes payable consist of the following:

March 31, 2015
Notes payable under venture loan	$10,000,000
Unamortized related debt discount	(242,203)
Notes payable	$9,757,797

On December 23, 2014, the Company closed on a $10.0 million venture loan which was led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share.  The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt.  This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at December 31, 2014.  In addition, a final incremental payment equal to $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt.  The Company incurred approximately $209,000 of costs in connection with the Loan Agreement.  These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

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

(9)      STOCKHOLDERS’ EQUITY:

Common Stock Transactions – On December 23, 2014, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $20.0 million, 2,050,000 shares of its common stock and Series C 2014 warrants to purchase up to 24,949,325 shares of common stock. Funds under the management of QVT Financial LP (QVT) invested $10 million and an unrelated accredited investment fund invested $10 million. The funds paid $0.75 for each share of common stock and $0.74 for each Series C 2014 warrant, resulting in gross proceeds to Palatin of $20.0 million, with net proceeds, after deducting estimated offering expenses, of approximately $18.6 million. The Series C 2014 warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance.  The Series C 2014 warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin’s shares of common stock following such exercise.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

Stock Options – In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period. The Company recognized $46,907 and $140,720 of stock-based compensation expense related to these options during the three and nine months ended March 31, 2015, respectively.

In June 2013, the Company granted 525,000 options to its executive officers, 394,300 options to its employees and 270,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $287,000, $204,000 and $148,000, respectively, over the vesting period. The Company recognized $24,143 and $72,429 of stock-based compensation expense related to these options during the three and nine months ended March 31, 2015, respectively, and $67,354 and $200,707 during the three and nine months ended March 31, 2014, respectively.

In July 2012, the Company granted 285,000 options to its executive officers, 182,500 options to its employees and 112,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $182,000, $108,000 and $72,000, respectively, over the vesting period. The Company recognized $14,036 and $42,109 of stock-based compensation expense related to these options during the three and nine months ended March 31, 2015, respectively, and $18,134 and $52,912 for the three and nine months ended March 31, 2014, respectively.

Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

Restricted Stock Units – In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period. Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in 2014 vest over 24 months, 48 months and 12 months, respectively. The Company recognized $112,867 and $344,120 of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2015, respectively.

In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ending June 2015.  The Company recognized $18,794 and $56,381 of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2015, respectively, and $62,193 and $186,581 during the three and nine months ended March 31, 2014, respectively.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company has amortized the fair value of these restricted stock units of $160,000 over the 24 months ended July 2014. The Company recognized $10,013 and $33,698 for the three and nine months ended March 31, 2014, respectively.

            Stock-based compensation cost for the three and nine months ended March 31, 2015 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $45,914 and $119,292, respectively, and $44,171 and $133,596 for the three and nine months ended March 31, 2014, respectively.

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

            Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, the following, are forward looking statements:

●	estimates of our expenses, future revenue, capital requirements;
●	our ability to obtain additional financing on terms acceptable to us, or at all;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
●	the timing or likelihood of regulatory filings and approvals;
●	our expectations regarding the results and the timing of results in our Phase 3 clinical trials of bremelanotide for FSD;
●	our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for FSD in the United States and Europe;
●	the potential for commercialization of bremelanotide for FSD and other product candidates, if approved, by us;
●	our expectations regarding the potential market size and market acceptance for bremelanotide for FSD and our other product candidates, if approved for commercial use;
●	our ability to compete with other products and technologies similar to our product candidates;
●	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;
●	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;
●	our ability to recognize the potential value of our licensing arrangements with third parties;
●	the potential to achieve revenues from the sale of our product candidates;
●	our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers;
●	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;
●	the retention of key management, employees and third-party contractors;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our compliance with federal and state laws and regulations;
●	the timing and costs associated with obtaining regulatory approval for our product candidates;
●	the impact of fluctuations in foreign exchange rates;
●	the impact of legislative or regulatory healthcare reforms in the United States;
●	our ability to adapt to changes in global economic conditions; and
●	our ability to remain listed on the NYSE MKT.

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

Critical Accounting Policies and Estimates

            Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2014, have not changed as of March 31, 2015. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

 Results of Operations

Three and Nine Months Ended March 31, 2015 Compared to the Three and Nine Months Ended March 31, 2014

            Revenue – For the three and nine months ended March 31, 2015, we recognized zero and $13.0 million, respectively, in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter. We recognized no revenue for the three and nine months ended March 31, 2014.

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

            Research and Development – Research and development expenses were $7.6 million and $14.8 million, respectively, for the three and nine months ended March 31, 2015 compared to $2.2 million and $8.2 million, respectively, for the three and nine months ended March 31, 2014. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.

            Research and development expenses related to our bremelanotide, PL-3994, peptide melanocortin agonist, obesity and other preclinical programs were $6.9 million and $13.0 million, respectively, for the three and nine months ended March 31, 2015 compared to $1.5 million and $6.2 million, respectively, for the three and nine months ended March 31, 2014. Spending to date has been primarily related to our bremelanotide for the treatment of FSD program. We initiated the pivotal Phase 3 studies of bremelanotide in December 2014. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

            The amounts of project spending above exclude general research and development spending, which consists mainly of compensation and related costs, and which were $0.7 million and $1.8 million, respectively, for the three and nine months ended March 31, 2015 compared to $0.7 million and $2.0 million, respectively, for the three and nine months ended March 31, 2014.

            Cumulative spending from inception to March 31, 2015 is approximately $183.9 million for our bremelanotide program and approximately $121.9 million on all our other programs (which include PL-3994, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described in our periodic filings with the SEC, including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1.1 million and $3.7 million, respectively, for the three and nine months ended March 31, 2015 compared to $1.2 million and $3.2 million, respectively, for the three and nine months ended March 31, 2014. The increase in general and administrative expenses for the nine months ended March 31, 2015 is related to accounting and other professional services.

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

            During the nine months ended March 31, 2015, cash used in operating activities was $3.9 million, compared to cash used for operating activities of $7.7 million for the nine months ended March 31, 2014. The difference for the nine months ended March 31, 2015 and 2014 was primarily attributable to the upfront and milestone payment, relating to the license, co-development and commercialization agreement with Gedeon Richter. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the nine months ended March 31, 2015, there were no investing activities. During the nine months ended March 31, 2014, net cash provided by investing activities was $5.2 million, consisting of proceeds from the maturity of short-term investments offset by $6,239 used for capital expenditures.

During the nine months ended March 31, 2015, net cash provided by financing activities was $28.4 million. During the nine months ended March 31, 2014, cash used in financing activities of $5,575 consisted of the $25,214 used for the payment of withholding taxes related to restricted stock units and payments of $17,861 used for capital lease payments, offset by the proceeds of $37,500 from the exercise of warrants. The difference for the nine months ended March 31, 2015 and 2014 was primarily related to the closing of a $20.0 million private placement and the closing of a $10.0 million venture loan.

As of March 31, 2015, our cash and cash equivalents were $36.7 million and our current liabilities were $5.2 million. We intend to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994, MC1r, and MC4r programs. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide including submission of an NDA to the FDA, will cost at least $80.0 million. We initiated patient enrollment in our Phase 3 program in December 2014. We intend to seek additional capital to support our Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

Management believes that our existing capital resources will be adequate to fund its currently planned operations through the quarter ending June 30, 2016.

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

Item 4.  Controls and Procedures.

            Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and we may never become profitable. As of March 31, 2015, we had an accumulated deficit of $279.6 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of March 31, 2015, we had cash and cash equivalents of $36.7 million, with current liabilities of $5.2 million. We believe we have sufficient currently available working capital to fund our currently planned operations through the quarter ending June 30, 2016. We will need additional funding to complete our Phase 3 clinical trials of bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

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

For the 12-month period ended March 31, 2015, the price of our stock has been volatile, ranging from a high of $1.43 per share to a low of $0.59 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,697 shares of our Series A Preferred Stock remain outstanding as of March 31, 2015. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,697 shares on March 31, 2015, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of March 31, 2015, there were 121,219,939 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of March 31, 2015, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	62,531 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●	4,248,030 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $37.50 per share;

●	856,800 shares issuable under restricted stock units which vest on dates between June 25, 2015 and June 25, 2018, subject to the fulfillment of service conditions; and

●	116,052,578 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share.

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

Palatin Technologies, Inc.

Date: May 12, 2015	By:	/s/ Carl Spana
Carl Spana, Ph.D.
President and
Chief Executive Officer (Principal
Executive Officer)

Date: May 12, 2015	By:	/s/ Stephen T. Wills
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