Form 10-K
period 2015-06-30
PALATIN TECHNOLOGIES INC
filed 2015-09-18
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2014): $29,660,859.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 17, 2015): 68,029,352.

PALATIN TECHNOLOGIES, INC.

Forward-looking statements

Statements in this Annual Report on Form 10-K (this Annual Report), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this Annual Report, including, without limitation, current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. Such forward-looking statements involve risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, and any of those made in our other reports filed with the Securities and Exchange Commission, or SEC. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

In this Annual Report, references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

PART I

Item 1.  Business.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of female sexual dysfunction, or FSD. In addition, we have drug candidates or development programs for obesity, erectile dysfunction, cardiovascular diseases, pulmonary diseases, inflammatory diseases and dermatologic diseases.

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual response. Bremelanotide is in Phase 3 clinical trials, with patient enrollment projected to be completed this year, and topline results in the third quarter of calendar 2016;

●
Melanocortin receptor-4, or MC4r, compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, erectile dysfunction or ED, obesity and diabetes;

●
PL-3994, a natriuretic peptide receptor-A, or NPR-A, agonist, for treatment of cardiovascular and pulmonary indications. PL-3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide, or ANP. PL-3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension; and

●
Melanocortin receptor-1, or MC1r, agonist peptides for treatment of inflammatory and dermatologic disease indications. Our MC1r peptide drug candidates are highly specific, with substantially greater binding and efficacy at MC1r than at other melanocortin receptors. We have selected one of our MC1r peptide drug candidates, designated PL-8177, as a clinical trial candidate.

The following chart illustrates the status of our drug development programs.

Strategy

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

Our Melanocortin Receptor-Specific Programs

The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, pigmentation disorders and inflammation-related diseases.

Bremelanotide for FSD. We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH. The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual arousal response. We initiated patient enrollment in Phase 3 clinical trials in the fourth quarter of calendar 2014, and expect patient enrollment to be completed this year, with topline results in the third quarter of calendar 2016.

Phase 2B Clinical Trial Results. The Phase 2B clinical trial was a multicenter, placebo-controlled, randomized, parallel group, dose-finding trial testing three dose levels, 0.75 mg, 1.25 mg and 1.75 mg, of subcutaneously administered bremelanotide against placebo in premenopausal women diagnosed with hypoactive sexual desire disorder, female sexual arousal disorder or both. The study enrolled 395 premenopausal women across 66 sites within the United States and Canada, with patients randomized to one of three bremelanotide treatment arms and a placebo arm for 16 weeks of treatment. The objective of the Phase 2B trial was to measure safety and efficacy in premenopausal women with hypoactive sexual desire disorder, female sexual arousal disorder or both of bremelanotide compared to placebo. In the Phase 2B trial, subcutaneous doses of bremelanotide and placebo were self-administered by the patient prior to a sexual encounter. The primary efficacy endpoint was change from baseline to end of study in the number of satisfying sexual events, with pre-specified analysis of pooled 1.25 and 1.75 mg doses compared to placebo.

In the Phase 2B clinical trial, the primary endpoint data analysis of 327 premenopausal women with hypoactive sexual desire disorder, female sexual arousal disorder or both showed statistically significant and clinically meaningful increases in the number of satisfying sexual events, and statistically significant and clinically meaningful improvement in secondary endpoint measures of overall sexual functioning and distress related to sexual dysfunction, for women taking bremelanotide compared to placebo. Satisfying sexual events were measured with an event log and overall sexual functioning and distress related to sexual dysfunction were measured using validated patient reported outcome measurement tools. Bremelanotide showed a statistically significant increase from baseline in the number of satisfying sexual events compared against placebo at both the 1.75 mg dose and pooled results of the 1.75 and 1.25 mg doses. The mean increase in satisfying sexual events at 1.75 mg dose levels was 0.8 satisfying sexual events per month, from 1.8 to 2.6, with a p value of 0.021 against placebo. For the pooled doses, the mean increase in satisfying sexual events was 0.7 satisfying sexual events per month, from 1.6 to 2.4 (a 50% increase), with a p value of 0.018 against placebo. By contrast, with placebo, the mean change from baseline was from 1.7 to 1.9 (a 12% increase) in satisfying sexual events. The 0.75 mg dose demonstrated a response that was not significant different from placebo.

The mean change from baseline in a validated measurement tool of overall sexual functioning, the Female Sexual Function Index, or FSFI, total score, was 4.4 at the 1.75 mg dose level, compared to 1.88 for placebo, with a p value of 0.0021 against placebo. For the pooled doses, the FSFI total score mean change from baseline was 3.55, compared to 1.88 for placebo, with a p value of 0.0017 against placebo. The FSFI is a 19-item questionnaire measuring improvement in arousal, desire and overall sexual function.

The mean change from baseline in a validated measurement tool of distress related to sexual dysfunction, the Female Sexual Distress Scale-Desire/Arousal/Orgasm, or FSDS-DAO, total score, was -13.1 at the 1.75 mg dose level, compared to -6.8 for placebo, with a p value of 0.0005 against placebo. For the pooled doses, the FSDS-DAO total score mean change from baseline was -11.1, compared to -6.8 for placebo, with a p value of 0.036 against placebo. The FSDS-DAO is a 15-item questionnaire that measures personal distress associated with FSD.

A significantly higher percentage of women receiving the 1.75 mg bremelanotide dose – 55% – achieved a clinically meaningful change from baseline of at least one satisfying sexual event, compared to 37% of women receiving placebo. In addition, compared against placebo a significantly higher percentage of women also achieved a clinically meaningful improvement in sexual function, as measured by the FSFI (53% vs. 29%), and a clinically meaningful decrease in distress associated with sexual dysfunction as measured by the FSDSDAO (69% vs. 45%).

Using a validated self-assessment questionnaire of treatment benefit, 79.5% of blinded patients receiving the 1.75 mg dose of bremelanotide reported they benefited from taking the drug, compared to 48.4% of blinded patients receiving placebo.

Bremelanotide was well-tolerated during the Phase 2B clinical trial. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea, emesis and headache, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis, with less than 3% discontinuation due to an adverse event. Twenty-six patients, evenly distributed among placebo and active arms of the Phase 2B clinical trial, met the predefined blood pressure withdrawal criteria. Drug treated patients had approximately a 2 mm Hg change in blood pressure, predominately during the first four hours following dosing. No serious adverse events were attributable to bremelanotide during the trial.

Full data on the Phase 2B clinical trial was presented at the March 2013 annual meeting of the International Society for the Study of Women’s Sexual Health.

Phase 3 Clinical Trial. We reached preliminary agreement with the United States Food and Drug Administration, or FDA, on key aspects of the bremelanotide Phase 3 pivotal registration studies, including FSD patient population, primary and key secondary efficacy endpoints, general study design, dose selection and safety monitoring. In addition, the FDA agreed that the Phase 2 data adequately characterized blood pressure and heart rate signals of bremelanotide, and that standardized methods for in-clinic assessment of blood pressure (a standard blood pressure cuff) would be sufficient for Phase 3. The FDA also agreed that the intranasal Definitive QTc study, the carcinogenicity studies and reproductive toxicity studies we conducted were acceptable for NDA submission. There were no outstanding chemistry, controls or manufacturing issues. Based upon the discussions with the FDA, we completed and submitted protocols for the pivotal Phase 3 studies in the early fourth quarter of calendar 2014, manufactured drug product for clinical trial use, and negotiated agreements with clinical research organizations and others for Phase 3 studies.

The Phase 3 clinical trials are being conducted in premenopausal women with hypoactive sexual desire disorder, either with or without arousal difficulties, and include two pivotal double blind placebo-controlled, randomized parallel group trials each with 550 randomized patients in two arms, one a fixed bremelanotide dose and one placebo. Hypoactive sexual desire disorder is the single largest specific diagnosis in FSD. A 24-week treatment evaluation period is being conducted, with co-primary endpoints of satisfying sexual events and the FSFI desire subdomain (a 28 day recall), and a key secondary endpoint utilizing question 13 of a revised FSDS questionnaire. Patients in the parallel group trials will have the option, after completion of the trial, to continue in an open-label safety extension study, which will enroll about 600 patients.

Data from the Phase 2B clinical trials from patients diagnosed with the proposed Phase 3 patient population, hypoactive sexual desire disorder or hypoactive sexual desire disorder with female sexual arousal disorder, were analyzed using the Phase 3 clinical trial endpoints of total satisfying sexual events, the FSFI desire subdomain and FSDS revised question 13. This analysis showed that the 1.75 mg dose was statistically and clinically significant for all three endpoints.

The Phase 3 trials, which we are conducting in North America, utilize a single-dose autoinjector intended for commercialization. We will also conduct drug interaction and other ancillary studies. We anticipate that the Phase 3 program will take at least eighteen months from initiation of patient dosing through database lock. Following database lock, clinical trial data will be analyzed and, assuming that we believe the data would support approval of bremelanotide for FSD, an NDA will be submitted to FDA. We cannot assure you that the Phase 3 data will support approval of bremelanotide for FSD or that the FDA will approve an NDA for bremelanotide.

Medical Need — FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components, and is defined as persistent or recurring problems during one or more of the stages of sexual response with associated distress. FSD has a significant impact on a patient’s self-image, relationships and general well-being. FSD includes four disorders, hypoactive sexual desire disorder, female sexual arousal disorder, sexual pain disorder and orgasmic disorder. Hypoactive sexual desire disorder, either with or without arousal difficulties, is the largest single category of FSD. To establish a diagnosis of FSD, these syndromes must be associated with personal distress, as determined by the affected women. The 2006 PRESIDE (Prevalence of Female Sexual Problems Associated with Distress and Determinants of Treatment Seeking) study, a cross-sectional, population-based survey of 31,581 female adult respondents in the United States published in 2008 in the journal Obstetrics &

Gynecology, found that approximately 22% of women reported a sexual problem and 11% were distressed by their sexual problems, with one-third of the women seeking formal care. There are 60 million premenopausal women in the United States according to the 2010 U.S. Census, giving a presenting market size of premenopausal women of about two million. Based on a report by EvaluatePharma, the FSD market is projected to be about $1.3 billion by 2020.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of FSD. Bremelanotide is intended for ‘‘on-demand’’ use and is self-administered by the patient approximately one hour prior to anticipated sexual activity. We have selected a simple and patient-friendly single dose, disposable autoinjector device which is being used in Phase 3 clinical trials and is intended for commercialization.

Partnering. In August 2014, we entered into a license agreement with Gedeon Richter to co-develop and commercialize bremelanotide for FSD in the European Union, other European countries and additional selected countries. We received €7.5 million ($9.8 million) in total upfront payments from Gedeon Richter, and a milestone payment of €2.5 million ($3.1 million) upon the initiation of our Phase 3 clinical trial program in the United States. On September 16, 2015, we entered into a termination agreement pursuant to which we and Gedeon Richter agreed to mutually and amicably terminate the license agreement. In connection with this termination, all rights and licenses to co-develop and commercialize bremelanotide for FSD indications held by Gedeon Richter terminated and reverted back to us. Neither we nor Gedeon Richter have any future material obligations under the license agreement.

We have worldwide rights for bremelanotide for FSD and all other indications. We are in active discussions with potential partners for U.S. marketing and commercialization rights for bremelanotide for FSD. We may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.

Prior Clinical Trials. We have completed several Phase 1 clinical studies in which various safety parameters, including blood pressure effects of subcutaneously administered bremelanotide, were studied. Based in part on these studies, our Phase 2B clinical trial assessed the magnitude and duration of blood pressure effect, and determined that subcutaneous administration of selected doses of bremelanotide for treatment of FSD in premenopausal women provides acceptable control of blood pressure effects. We have also completed clinical studies involving an alternative route of administration. Bremelanotide has been evaluated in 31 clinical studies involving about 2,300 subjects, and has shown efficacy in both FSD and ED.

MC1r Peptide Agonists. We have initiated preclinical studies with MC1r peptide drug candidates for a number of indications, primarily inflammatory disease-related and autoimmune indications. The MC1r is upregulated in a number of diseases, including inflammatory bowel disease, nephritis, which is inflammation of the kidneys, and rheumatoid arthritis, and ocular indications such as uveitis and dry eye. We believe that MC1r peptides have an anti-inflammatory effect and are involved in regulation of the immune system and resolution of pro-inflammatory responses. MC1r peptides also have potential application in a number of dermatologic indications, including vitiligo and erythropoietic protoporphyria.

Our MC1r peptide drug candidates are highly specific, with substantially greater binding and efficacy at MC1r than at other melanocortin receptors. In vitro safety studies have shown that our MC1r peptide drug candidates have no activity in a wide range of various receptors, ion channels and kinases. Our MC1r peptide drug candidates typically have a half-life in animal models of greater than two hours. We have selected one of our MC1r peptide drug candidates, designated PL-8177, as a clinical trial candidate.

Animal studies that we have conducted with our MC1r peptide drug candidates have shown positive results in experimental models of inflammatory bowel disease, uveitis and nephritis. We are continuing to conduct studies on a number of different indications. We have completed preclinical toxicology testing on PL-8177 and chemistry, controls and manufacturing activities to support Phase 1 studies, and anticipate filing an IND application on PL-8177 as early as the first half of calendar 2016. Contingent on adequate available funds, we anticipate initiating a first-in-man Phase 1 clinical trial in calendar 2016.

MC4r Peptide Agonists. We have developed a series of next generation highly selective MC4r peptides. In developing these peptides, we examined effectiveness in animal models of sexual response and effectiveness in obesity and related metabolic signals, and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, ED, obesity and diabetes. We are engaged in preclinical activities with these peptides, and are evaluating potential pharmaceutical applications.

We have selected an internal lead compound for obesity, designated PL-8905, which has over 100-fold functional selectivity for MC4r over MC1r with minimal effect on blood pressure and limited central nervous system penetration. PL-8905 exhibits chemical and metabolic stability, with a half-life in animal models of greater than two hours.

Our exclusive global research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome expired because AstraZeneca ceased developing a compound covered by the agreement. All rights and licenses that we granted to AstraZeneca terminated upon expiration of the agreement.

Obesity. Obesity is a multifactorial condition with numerous biochemical components relating to satiety (feeling full), energy utilization and homeostasis. A number of different metabolic and hormonal pathways are being evaluated by companies around the world in efforts to develop better treatments for obesity. Scientific research has established that melanocortin receptors have a role in eating behavior and energy homeostasis, and that melanocortin receptor agonists can decrease food intake and induce weight loss. With a previous partner, we completed clinical proof-of-concept studies for the MC4r mechanism in obesity, which met the primary objectives of significant decrease in food intake and weight loss.

Other Melanocortin Programs. We are continuing drug discovery efforts in the melanocortin field, primarily developing peptide compounds, including highly selective MC1r agonists and peptides specific for MC4r, including both agonists and antagonists.

Our Natriuretic Peptide Receptor-Specific Programs

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

We have designed and are developing candidate drugs that are selective for different natriuretic peptide receptors, including NPR-A, natriuretic peptide receptor B, or NPR-B, natriuretic peptide receptor C, or NPRC, and both NPR-A and NPR-B.

We are in active discussions with potential partners for marketing and commercialization rights in the United States and the rest of the world for PL-3994 and our related candidate drugs. We may not be able to enter into suitable agreements on acceptable terms with potential partners, if at all.

PL-3994. PL-3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone ANP and an NPR-A agonist. PL-3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL-3994 increases plasma cyclic guanosine monophosphate, or cGMP, levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system, or RAAS, a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

PL-3994, our lead product development candidate which is ready for Phase 2 safety and efficacy studies, is one of a number of natriuretic peptide receptor agonist compounds we have developed. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure, and has an extended circulation half-life and metabolic stability compared to endogenous ANP. Based on the half-life and pharmacokinetics, we believe that PL-3994 is amenable to once daily chronic use subcutaneous administration.

PL-3994 for Heart Failure. Heart failure is an illness in which the heart is unable to pump blood efficiently, and includes acutely decompensated heart failure with dyspnea (shortness of breath) at rest or with minimal activity. Endogenous natriuretic peptides have a number of beneficial effects, including vasodilation (relaxation of blood vessels), natriuresis (excretion of sodium) and diuresis (excretion of fluids).

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

According to a report from the American Heart Association published in 2014 in the journal Circulation, an estimated 5.7 million Americans suffer from heart failure, with 870,000 new cases of heart failure diagnosed each year, with disease incidence expected to increase with the aging of the American population. Heart failure has tremendous human and financial costs. The same report estimated that the 2012 total costs in the United States for heart failure were $30.7 billion, with heart failure constituting the leading cause of hospitalization in people over 65 years of age and with over 1 million hospital discharges for heart failure in 2010. Heart failure is a high mortality disease, with approximately one-half of heart failure patients dying within five years of initial diagnosis.

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

We believe that PL-3994 has the potential to treat heart failure with preserved ejection fraction, or HF-PEF, which is a high unmet medical need with no approved treatment options, heart failure with reduced ejection fraction, or HF-REF, and patients with reduced levels of endogenous active natriuretic peptides, such as corin deficiencies, which is a high unmet medical need in patients with a poor response to current therapies, with the objective to restore normal natriuretic peptide function.

We have planned a repeat dose Phase 2 clinical trial in patients with HF-PEF, HF-REF and corin deficiency to evaluate safety profiles and symptom relief as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints. Analysis will include cardiac imaging and measurement of left ventricular ejection fraction. Contingent on adequate available funds, we intend to initiate this trial in the first half of calendar 2016 with data anticipated in the second half of 2016. Assuming favorable results from this trial, we have planned a repeat dose Phase 2 proof-of-principle clinical trial in patients with heart failure, which would involve treatment for a three to six month period, and would evaluate safety, cardiac function, effects on remodeling, symptom improvement and hospitalization admission rates. Contingent on adequate available funds, the proof-of-principle Phase 2 trial will be initiated following completion of the first repeat dose Phase 2 clinical trial, with a targeted start as early as the second half of calendar 2016 with data anticipated by the second half of 2017.

Preclinical studies utilizing a ‘‘2 kidney, 1 clip’’ rat model of renovascular hypertension and cardiac hypertrophy have been conducted with PL-3994. Treatment with PL-3994 reduced both excess production of aldosterone and cardiac hypertrophy.

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

According to a 2014 report from the National Center for Environmental Health, Asthma Prevalence in the United States, in 2010 there were 1.8 million emergency room visits and 439,000 hospitalizations attributed to asthma. Approximately 25.7 million Americans have asthma.

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

Clinical Studies with PL-3994. Human clinical studies of PL-3994 commenced with a Phase 1 trial which concluded in 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

Later in 2008, we conducted a Phase 2A trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. In this trial, which was a randomized, double-blind, placebo-controlled, single ascending dose study in 21 volunteers, the objective was to demonstrate that PL-3994 can be given safely to patients taking antihypertensive medications commonly used in heart failure and hypertension patients. Dosing concluded with the successful achievement of the primary endpoint of the study, a prespecified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses. Based on the studies to date, PL-3994 is ready for Phase 2 safety and efficacy studies.

Administration of PL-3994. For heart failure and refractory hypertension indications we believe that subcutaneous administration of PL-3994 may be preferable. PL-3994 is well absorbed through the subcutaneous route of administration. In human studies, the pharmacokinetic and pharmacodynamic half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that subcutaneous PL-3994, if successful, will be appropriate for self-administration by patients, similar to insulin and other self-administered drugs. For asthma indications we believe that inhalation administration of PL-3994 may be preferable to subcutaneous or other systemic administration.

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

Some compound series have been derived using our proprietary and patented platform technology, called MIDAS™, or Metal Ion-induced Distinctive Array of Structures. This technology employs metal ions to fix the three-dimensional configuration of peptides, forming conformationally rigid molecules that remain folded specifically in their active state. These MIDAS molecules are generally simple to synthesize, are chemically and proteolytically stable, and have the potential to be orally bioavailable. In addition, MIDAS molecules are information-rich and provide data on structure-activity relationships that may be used to design small molecule, non-peptide drugs.

Amount Spent on Research and Development Activities

Research and development expenses were approximately $24.6 million for the fiscal year ended June 30, 2015 (fiscal 2015), $10.8 million for the fiscal year ended June 30, 2014 (fiscal 2014), and $10.5 million for the fiscal year ended June 30, 2013 (fiscal 2013).

Competition

General. Our products under development will compete on the basis of quality, performance, cost effectiveness and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Furthermore, there are several well-established products in our target markets that we will have to compete against. Products using new technologies which may be competitive with our proposed products may also be introduced by others. Most of the companies selling or developing competitive products have financial, technological, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us. In addition, if any of our product candidates are approved by FDA, they will eventually face competition from generic versions that will sell at significantly reduced prices, be preferred by managed care and health insurance payers, and be eligible for automatic pharmacy substitution even when a prescriber writes a prescription for our product. The timing and extent of future generic competition is dependent upon both our intellectual property rights and the FDA regulatory process, but cannot be accurately predicted.

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

We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or any future product candidates obsolete or noncompetitive or that our collaborators or customers will not choose to use competing technologies or products.

Bremelanotide for Treatment of FSD. There is competition and financial incentive to develop, market and sell drugs for the treatment of FSD. Flibanserin is currently the only drug approved in the United States for treatment of FSD. We are aware of several drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. Flibanserin, a non-hormone oral serotonin 5-HT1A agonist, 5-HT2A antagonist to be sold under the tradename Addyi, that requires chronic dosing, was approved by the FDA on August 18, 2015 for treatment of premenopausal women with hypoactive sexual desire disorder. The FDA approval included a risk evaluation and mitigation strategy, or REMS, because of the increased risk of severe hypotension and syncope due to the interaction between flibanserin and alcohol, and a Boxed Warning to highlight the risks of severe hypotension and syncope in patients who drink alcohol during treatment with flibanserin, in those who also use moderate or strong CYP3A4 inhibitors, and in those who have liver impairment. Approval by the FDA followed a positive FDA advisory committee recommendation in June 2015. An oral fixed-dose combination of two antidepressants, bupropion and trazodone, is reported to be entering Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. Another company is developing two different oral fixed-dose combination drugs, one a combination of sildenafil and testosterone and the other a combination of testosterone and buspirone hydrochloride, and is conducting Phase 2 studies in premenopausal women with hypoactive sexual desire disorder. Libigel®, a testosterone gel, completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but did not show statistical separation from placebo in those trials. Intrinsa®, a transdermal testosterone patch, successfully completed a Phase 3 clinical program, but was not approved based on long-term use safety risks of cancer and cardiovascular adverse events. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for FSD.

PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human atrial natriuretic peptide drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, have been investigated for treatment of congestive heart failure, but we are not aware of any active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to have completed Phase 2 clinical trials for acute heart failure. A combination drug developed by Novartis AG, LCZ696 (sold under the trade name Entresto®), inhibits both the angiotensin II receptor and neprilysin (an enzyme which inactivates endogenous active natriuretic peptides). LZC696, which was approved by the FDA in July 2015, results in increases of endogenous active ANP levels, and thus has a mechanism of action with similarities to PL-3994. In a Phase 3 trial, LZC696 was compared to an angiotensin-converting-enzyme inhibitor, enalapril, in heart failure patients with reduced ejection fraction. It significantly improved the rate of death from cardiovascular causes, significantly reduced hospitalization for heart failure and significantly improved heart failure symptoms. LZC696 clearly demonstrated that upregulation of the natriuretic peptide system in combination with angiotensin-converting-enzyme inhibition is superior to angiotensin-converting-enzyme inhibition alone, and thus provides validation of the natriuretic peptide system as a target for improving outcomes in treating heart failure patients. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.

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

MC4r Peptides for Erectile Dysfunction. Leading drugs approved for erectile dysfunction, or ED, indications are PDE-5 inhibitors which target the vascular system, such as sildenafil (sold under the trade name Viagra®), vardenafil (sold under the trade name Levitra®) and tadalafil (sold under the trade name Cialis®). Other drugs approved for ED indications include alprostadil for injection (sold under the trade name Caverject Impulse® among others), which is injected directly into the penis, and alprostadil in urethral suppository format (sold under the trade name MUSE®). In addition, a variety of devices, including vacuum devices and surgical penile implants, have been approved for ED indications. We are aware of a number of companies developing new drugs for ED indications, some of which are in clinical trials in the United States and elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for ED.

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

We own two issued United States patents claiming the bremelanotide substance and an issued patent claiming the bremelanotide substance in each of Australia, Austria, Belgium, Brazil, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984 (the Hatch-Waxman Amendments). Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of any such extension cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent, and under the Hatch-Waxman Amendments, potentially receive approval of a competing generic version of our product or products even before a court rules on the validity or infringement of our patents.

We own pending patent applications in the United States for methods of treating FSD with bremelanotide and patent applications on the same class are pending in Australia, Brazil, Canada, China, Colombia, Georgia, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, Ukraine, Vietnam and before the European and Eurasian patent offices. If any patent is issued in the United States or in other countries the presumptive term will be until 2033. Whether we will be able to obtain a patent term extension in the United States under the Hatch-Waxman Amendments, assuming that a relevant patent issues in the United States, and the length of any such extension, cannot be determined until the FDA approves for marketing, if ever, a product utilizing bremelanotide by methods claimed in the patent.

We have patents and patent applications on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of two issued patents in the United States, an issued patent in each of Australia, Canada, China, Russia, Japan, and New Zealand, and pending patent applications on the same class in Brazil, India, Israel, Korea, Mexico, and South Africa and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2029. We also have patents and pending patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of issued patents in the United States, Australia, China, New Zealand, Russia, and South Africa and pending patent applications on the same class in Brazil, Canada, China, India, Israel, Japan, Korea, Mexico and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patents and patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own issued patents in the United States, New Zealand and South Africa claiming a narrow class of highly selective MC1r agonist peptides for treatment of inflammation-related diseases and disorders and related indications, and pending patent applications on two broader classes of highly selective MC1r agonist peptides in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, and Mexico and before the European and Eurasian patent offices. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own an issued United States patent claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which expire in 2027. Corresponding patents on the PL-3994 substance and other natriuretic peptide receptor agonist compounds were issued in Australia, Austria, Belgium, China, Colombia, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, Philippines, Russia, South Africa, Spain, Sweden, and Switzerland, with terms until 2027. Patent applications on the PL-3994 substance and other natriuretic peptide receptor agonist compounds are pending in Brazil and Canada, with presumptive terms until 2027. Applications claiming precursor molecules for the PL-3994 substance and other compounds have issued in the United States, Australia, China, France, Germany, India, Ireland, Japan, Mexico, Netherlands, Philippines, Korea, South Africa, Sweden, Switzerland and the United Kingdom, and expire in 2027. Patent applications on the precursor molecules are pending in Brazil, Canada, Hong Kong, Israel and before the Eurasian Patent Office, with presumptive terms until 2027. We also own an issued United States patent claiming use of the PL-3994 substance for treatment of acute asthma and chronic obstructive pulmonary disease, which expires in 2031. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We additionally have 29 issued United States patents on melanocortin receptor specific peptides and small molecules, but we are not actively developing any product candidate covered by a claim of any of these patents.

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

U.S. Governmental Regulation of Pharmaceutical Products

General

Regulation by governmental authorities in the United States and other countries will continue to significantly impact our research, product development, manufacturing and marketing of any pharmaceutical products. The nature and the extent to which regulations apply to us will vary depending on the nature of any such products. Our potential pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. The products we are developing are subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act, or FFDCA, and by state and local governments, as well as regulatory and other authorities in foreign governments that include rigorous preclinical and clinical testing and other approval procedures. Such regulations govern or influence, among other things, the research, development, testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

All drugs intended for human use are subject to rigorous regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before an innovative new drug product may be marketed in the United States are similar to steps required in most other countries and include, but are not limited to:

●	completion of preclinical laboratory tests, preclinical animal testing and formulation studies;

●	submission to the FDA of an IND, which must be in effect before clinical trials may commence;

●	submission to the FDA of an NDA that includes preclinical data, clinical trial data and manufacturing information;

●	payment of substantial user fees for filing the NDA and other recurring user fees;

●	FDA review of the NDA;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

●	FDA approval of the NDA, including approval of all product labeling.

For combination products deemed to have a ‘‘drug’’ primary mode of action, primary review of the product will be conducted by the appropriate division within the Center for Drug Evaluation and Research, or CDER, but CDER will consult with the Center for Devices and Radiological Health, or CDRH, to ensure that the device components of the product meet all applicable device requirements.

The research, development and approval process requires substantial time, effort and financial resources, and approvals may not be granted on a timely or commercially viable basis, if at all.

Preclinical testing includes laboratory evaluations to characterize the product’s composition, impurities, stability, and mechanism of its pharmacologic effect, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices, or GLP, and the U.S. Department of Agriculture’s Animal Welfare Act. Violations of these laws and regulations can, in some cases, lead to invalidation of the tests, requiring such tests to be repeated and delaying approval of the NDA. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will go into effect 30 days following its receipt by the FDA. The FDA may authorize trials only on specified terms and may suspend ongoing clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA places a study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may begin or continue. The IND application process may become extremely costly and substantially delay development of products. Similar restrictive requirements also apply in other countries. Additionally, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practice, or GCP, regulations under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board, or IRB, and requires the patients’ informed consent. An IRB considers, among other things, ethical factors, the safety of human subjects, and the possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk. As the sponsor, we can also suspend or terminate a clinical trial at any time.

Clinical trials are typically conducted in three sequential phases, Phases 1, 2, and 3, involving an increasing number of human subjects. These phases may sometimes overlap or be combined. Phase 1 trials are performed in a small number of healthy human subjects or subjects with the targeted condition, and involve testing for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase 2 studies, which may involve up to hundreds of subjects, seek to identify possible adverse effects and safety risks, preliminary information related to the efficacy of the product for specific targeted diseases, dosage tolerance, and optimal dosage. Finally, Phase 3 trials may involve up to thousands of individuals often at geographically dispersed clinical trial sites, and are intended to provide the documentation of effectiveness and important additional safety data required for approval. Prior to commencing Phase 3 clinical trials many sponsors elect to meet with FDA officials to discuss the conduct and design of the proposed trial or trials.

In addition, federal law requires the listing, on a publicly-available website, of detailed information on clinical trials for investigational drugs. Some states have similar or supplemental clinical trial reporting laws.

Success in early-stage animal studies and clinical trials does not necessarily assure success in later-stage clinical trials. Data obtained from animal studies and clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit or even prevent regulatory approval.

All data obtained from the preclinical studies and clinical trials, in addition to detailed information on the manufacture and composition of the product, would be submitted in an NDA to the FDA for review and approval for the manufacture, marketing and commercial shipments of any of our products. FDA approval of the NDA is required before commercial marketing or non-investigational interstate shipment may begin in the United States. The FDA may also conduct an audit of the clinical trial data used to support the NDA.

The FDA may deny or delay approval of an NDA that does not meet applicable regulatory criteria. For example the FDA may determine that the preclinical or clinical data or the manufacturing information does not adequately establish the safety and efficacy of the drug. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. The FDA can request additional information, seek clarification regarding information already provided in the submission or ask that new additional clinical trials be conducted, all of which can delay approval. Similar types of regulatory processes will be encountered as efforts are made to market any drug internationally. We will be required to assure product performance and manufacturing processes from one country to another.

Even if the FDA approves a product, it may limit the approved uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval or limit labeling. Once it approves an NDA, the FDA may revoke or suspend the product approval if compliance with post-market regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products, and may limit further marketing of the product based on the results of these post-market studies. The FDA and other government agencies have broad post-market regulatory and enforcement powers, including the ability to levy civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and revoke approvals.

Pharmaceutical manufacturers, distributors and their subcontractors are required to register their facilities with the FDA and state agencies. Manufacturers are required to list their marketed drugs with the FDA, are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s current Good Manufacturing Practices, or GMP, regulations, and the product specifications set forth in the approved NDA. The GMP requirements for pharmaceutical products are extensive and compliance with them requires considerable time, resources and ongoing investment. The regulations require manufacturers and suppliers of raw materials and components to establish validated systems and to employ and train qualified employees to ensure that products meet high standards of safety, efficacy, stability, sterility (where applicable), purity, and potency. The requirements apply to all stages of the manufacturing process, including the synthesis, processing, sterilization, packaging, labeling, storage and shipment of the drug product. For all drug products, the regulations require investigation and correction of any deviations from GMP requirements and impose documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturing establishments are subject to mandatory user fees, and to periodic unannounced inspections by the FDA and state agencies for compliance with all GMP requirements. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

We or our present or future suppliers may not be able to comply with GMP and other FDA regulatory requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer and/or the NDA sponsor or distributor to possible legal or regulatory action, such as a delay or refusal to approve an NDA, suspension of manufacturing, seizure or recall of a product, or civil or criminal prosecution of the company or individual officers or employees.

Post-Marketing Regulation

Any drug products manufactured or distributed by us pursuant to FDA approvals, as well as the materials and components used in our products, are subject to pervasive and continuing regulation by the FDA, including:

●	recordkeeping requirements;

●	periodic reporting requirements;

●	GMP requirements related to all stages of manufacturing, testing, storage, packaging, labeling and distribution of finished dosage forms of the product;

●	monitoring and reporting of adverse experiences with the product; and

●	advertising and promotional reporting requirements and restrictions.

Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or product removal. Product approvals may be revoked if compliance with regulatory requirements is not maintained or if problems concerning safety or effectiveness of the product occur following approval. The FDA is developing a national electronic drug safety tracking system known as SENTINEL that may impose additional safety monitoring burdens, and enhanced FDA enforcement authority, beyond the extensive requirements already in effect. As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor a product’s safety or efficacy. The FDA also may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of a product.

With respect to post-market product advertising and promotion, the FDA and other government agencies including the Department of Health and Human Services and the Department of Justice, and individual States, impose a number of complex regulations on entities that advertise and promote pharmaceuticals, including, among others, standards and restrictions on direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the Internet. The FDA has very broad enforcement authority under the FFDCA, and failure to abide by these regulations can result in administrative and judicial enforcement actions, including the issuance of a Warning Letter directing correction of deviations from FDA standards, a requirement that future advertising and promotional materials be pre-cleared by the FDA, False Claims Act prosecution based on alleged off-label marketing seeking monetary and other penalties, including potential exclusion of the drug and/or the company from participation in government health care programs, and state and federal civil and criminal investigations and prosecutions. Foreign regulatory bodies also strictly enforce these and other regulatory requirements and drug marketing may be prohibited in whole or in part in other countries.

We, our collaborators or our third-party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in:

●	restrictions on the marketing or manufacturing of a product;

●	Warning Letters or Untitled Letters from the FDA asking us, our collaborators or third-party contractors to take or refrain from taking certain actions;

●	withdrawal of the product from the market;

●	the FDA’s refusal to approve pending applications or supplements to approved applications;

●	voluntary or mandatory product recall;

●	fines or disgorgement of profits or revenue;

●	suspension or withdrawal of regulatory approvals;

●	refusals to permit the import or export of products;

●	product seizure; and

●	injunctions or the imposition of civil or criminal penalties.

We may also be subject to healthcare laws, regulations and enforcement and our failure to comply with any such laws, regulations or enforcement could adversely affect our business, operations and financial condition. Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The laws and regulations that may affect our ability to operate include:

●
the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

●
federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the federal civil False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

●
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●
the federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the Affordable Care Act provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Achieving and sustaining compliance with these laws may prove costly. In addition, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. If our operations are found to be in violation of any of the laws described above or any other governmental laws or regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

Generic Competition

Orange Book Listing. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, the applicant identifies all patents that claim the approved product’s active ingredient(s), the drug product’s approved formulation, or an approved method of use of the drug. Each of the identified patents are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing, unless such testing is waived by the FDA, as is the case with some injectable drug products, to be therapeutically equivalent to the listed drug. Other than bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as ‘‘generic equivalents’’ to the listed drug, and can usually be substituted by pharmacists under prescriptions written for the original listed drug.

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify either that: (1) the required patent information has not been filed (a Paragraph I Certification); (2) the listed patent has expired (a Paragraph II Certification); (3) the listed patent has not expired, but will expire on a particular date and the generic approval is being sought only after patent expiration (a Paragraph III Certification); or (4) the listed patent is invalid, unenforceable, or will not be infringed by the proposed generic product (a Paragraph IV Certification). In certain circumstances, the ANDA applicant may also elect to submit a ‘‘section (viii)’’ statement instead of a Paragraph IV Certification, certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the application contains only Paragraph I or Paragraph II Certifications, the ANDA may be approved as soon as FDA completes its review and concludes that all approval requirements have been met. If the ANDA contains one or more Paragraph III Certifications, the ANDA cannot not be approved until each listed patent for which a Paragraph III Certification was filed have expired.

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA holder and patent owner once the ANDA has been accepted for filing by the FDA. The patent owner or NDA holder may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months (the ‘‘30-month stay’’), expiration of the patent, settlement of the lawsuit in which the patent owner admits that the patent is invalid or not infringed by the ANDA product, or a decision in the infringement case that holds the patent to be invalid or not infringed, or an order by the court shortening the 30-month stay due to actions by the patent holder to delay the litigation. In most circumstances, NDA holder is only eligible for one 30-month stay against an ANDA.

If a patent infringement action is filed against an ANDA applicant, any settlement of the litigation must be submitted to the Federal Trade Commission, or the FTC. If the FTC believes the terms or effects of the settlement are anticompetitive, FTC may bring an antitrust enforcement action against the parties. Private parties may also bring antitrust lawsuits against drug companies based on such patent litigation settlements.

The ANDA also will not be approved until any applicable non-patent regulatory exclusivity listed in the Orange Book for the referenced product has expired.

Regulatory Exclusivity. Upon NDA approval of a new chemical entity or NCE, which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive for review any ANDA seeking approval of a generic version of that drug. An ANDA containing a Paragraph IV Certification may be received by FDA 4 years after the NCE drug’s approval, but any 30-month stay that ensues would be extended so that it expires seven and one half years after the NCE approval date, subject to early termination by reason of a court decision or settlement as described above.

Certain changes to an NDA drug, such as the addition of a new indication to the package insert, for which new clinical trials, conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the change, can be eligible for a three-year period of exclusivity during which the FDA cannot approval an ANDA for a generic drug that includes the change. An ANDA that contains a section (viii) statement to a method of use patent may be approved with labeling that omits the patented use before the use patent expires. Generic drugs approved with such a labeling carve out may be substituted by pharmacists for the original branded drug before the method of use patent expires.

Section 505(b)(2) New Drug Applications. Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

505(b)(2) NDAs often provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products. A 505(b)(2) NDA may be used where at least some of the information required for approval comes from studies not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, it may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new product candidate for all, or some, of the label indications for which the referenced product has been approved, as well as for any new indication or conditions of use sought by the Section 505(b)(2) applicant.

To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the expiration of any 30-month stay, subject to early termination of the stay as described above.

Changing Legal and Regulatory Landscape

Periodically, legislation is introduced in the U.S. Congress that could change the statutory and regulatory provisions governing the approval, manufacturing and marketing of our drugs. In addition, the FDCA, FDA regulations and guidance are often revised or reinterpreted by the FDA or the courts in ways that may significantly affect our business and products. We cannot predict whether or when legislation or court decisions impacting our business will be enacted or issued, what FDA regulations, guidance or interpretations may change, or what the impact of such changes, if any, may be in the future.

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries depend, in large part, on the availability of adequate reimbursement from third-party payers such as governmental entities, managed care organizations, health maintenance organizations, or HMOs, and private insurance plans. Reimbursement by a third-party payer depends on a number of factors, including the payer’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective.

Since reimbursement by one payer does not guarantee reimbursement by another, we or our licensees may be required to seek approval from each payer individually. Seeking such approvals is a time-consuming and costly process. Third-party payers routinely limit the products that they will cover and the amount of money that they will pay and, in many instances, are exerting significant pressure on medical suppliers to lower their prices.

Payers frequently employ a tiered system in reimbursing end users for pharmaceutical products, with tier designation affecting copay or deductible amounts. There are no approved products for treating FSD, and thus is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. Based on third-party reimbursement for approved products treating ED, we believe bremelanotide will be classified as a Tier 3 drug, so that reimbursement will be limited for bremelanotide for treatment of FSD, assuming the product is approved by the FDA. Less than full reimbursement by governmental and other third-party payers may adversely affect the market acceptance of bremelanotide. Further, healthcare reimbursement systems vary from country to country, and third-party reimbursement might not be made available for bremelanotide for FSD under any other reimbursement system.

Manufacturing and Marketing

To be successful, our proposed products will need to be manufactured in commercial quantities under GMP prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMP. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. We have identified one third-party manufacturer for the production of bremelanotide, Lonza Ltd., and have validated manufacturing of the bremelanotide drug substance under GMP with that manufacturer. We are in the process of negotiating a long-term supply agreement with Lonza, and may not be able to enter into a supply agreement on acceptable terms, if at all.

Our bremelanotide product candidate will be a combination product, incorporating both the bremelanotide drug substance and a delivery device. We will rely on a third-party manufacturer, Ypsomed AG, to make the delivery device and to ensure its and the device’s continued compliance with all FDA medical device regulations. We have selected an autoinjector delivery device, and are negotiating a long-term supply and manufacturing agreement, but may not be able to enter into such an agreement on acceptable terms, if at all. A third-party contract manufacturer, Catalent Belgium S.A., performs fill, finish and packaging of our bremelanotide product candidate. We are negotiating a long-term commercial supply agreement, but may not be able to enter into such an agreement on acceptable terms, if at all.

Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We identified a manufacturer which made the product in quantities sufficient for Phase 1, and are evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

Our MC1r and MC4r agonist product candidates are synthetic peptides, which we have manufactured only at laboratory scale. We have not contracted with a third-party manufacturer to produce these synthetic peptides for either clinical trials or commercial purposes. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

The failure of any manufacturer or supplier to comply with FDA regulations, including GMP or medical device QSR, or to supply the device component or drug substance and services as agreed, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely and cost effective basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

Product Liability and Insurance

Our business may be affected by potential product liability risks which are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing $10 million coverage in the aggregate as to certain clinical trial risks.

Employees

As of September 17, 2015, we employed 18 persons full time, of whom 12 are engaged in research and development activities and 6 are engaged in administration and management, and had no part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 4B Cedar Brook Drive, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this prospectus. The reference to our website is an inactive textual reference only.

Item 1A.  Risk Factors.

Risks Related to Our Financial Results and Need for Financing

We have incurred substantial losses and expect to continue to incur substantial losses over the next few years and we may never achieve or maintain profitability.

We have never been profitable and we may never become profitable. As of June 30, 2015, we had an accumulated deficit of $291.7 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Since 2005 we have not had any products available for commercial sale and have received no revenues from the sale of our product candidates. For the foreseeable future, we will have to fund all of our operations and capital expenditures from license and contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

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

As of June 30, 2015, we had cash and cash equivalents of $27.3 million, with current liabilities of $7.4 million. On July 2, 2015, we closed on an equity private placement, with net proceeds of $19.9 million, and a concurrent $10.0 million venture loan, with net proceeds of $9.8 million. We believe we have sufficient currently available working capital to fund our currently planned operations through the quarter ending September 30, 2016. We will need additional funding to complete development of our bremelanotide for FSD program, including regulatory filings for product approval. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

We have initiated Phase 3 clinical trials of bremelanotide for FSD and have started patient enrollment, but we may be required to curtail or delay our bremelanotide for FSD program unless we have adequate funds to complete the program. We estimate that the bremelanotide for FSD program, including regulatory filings for product approval, will cost at least $80.0 million. We will seek funds to support the program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

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

●
our ability to manufacture clinical trial supplies of bremelanotide for FSD or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

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

We may not be able to secure and maintain research institutions to conduct our clinical trials.

We rely on research institutions to conduct our clinical trials. Our reliance upon research institutions provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, or if resulting agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

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

There is one FDA approved product for treatment of FSD, but marketing and distribution of this product has not yet commenced. As a result, the actual market size and market dynamics are unknown, and there is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. While we believe that an on-demand drug for FSD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for FSD may never achieve significant market acceptance. In addition, we believe reimbursement of bremelanotide from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be limited, and that the ultimate user will pay all or a substantial part of the cost of bremelanotide for FSD. If the market opportunity for bremelanotide is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from bremelanotide. If bremelanotide for FSD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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

If side effects emerge that can be linked to our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

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

The number of subjects in our study pools in our clinical trials may be deemed by regulators to be too small, which could cause unanticipated delays or higher than anticipated costs.

Our clinical trials have been conducted on a pool of subjects that is structured for such research. Nevertheless, there is the possibility that for statistical reasons, the pool of subjects may be determined by the FDA or another regulatory body to be too small to verify statistical significance. In such a case, the conclusions from the previous trials will need to be established with at least another set of clinical trials testing the relevant issue. Due to the need to find new subjects for any additional clinical trials and the limited pool from which such subjects can be selected, any such determination by the FDA could result in a delay in obtaining FDA approval or require additional financial expenditures.

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

Flibanserin, a daily-use oral drug, has been approved by the FDA for hypoactive sexual desire disorder in premenopausal women. There are other products being developed for FSD, including a number of oral combination drugs, some of which incorporate testosterone, antidepressants or PDE-5 inhibitors. There is competition to develop drugs for treatment of FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

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

We are aware of one recombinant natriuretic peptide product for acutely decompensated congestive heart failure approved and marketed in the United States, and another recombinant natriuretic peptide product approved and marketed in Japan. Clinical trials on other natriuretic peptide products are being conducted in the United States. In addition, other products for treatment of heart failure are either currently being marketed or in development, including a combination drug which increases active levels of ANP.

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

We do not have the facilities to manufacture bremelanotide, the autoinjector component of our bremelanotide combination product, PL-3994, PL-8177, other melanocortin receptor agonist compounds or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements will be limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality systems regulations, or QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

If we are unable to establish sales and marketing capabilities within our organization or enter into and maintain agreements with third parties to market and sell our product candidates, we may be unable to generate product revenue.

We do not currently have any experience in sales, marketing and distribution of pharmaceutical products. We will need to establish sales and marketing capabilities within our organization or establish and maintain agreements with third parties to market and sell our product candidates. We do not have marketing partners for any of our products, including bremelanotide and PL-3994. If any of these products are approved by the FDA or other regulatory authorities, we must either develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all. Engaging a third party to perform these services could delay the commercialization of any of our product candidates, if approved for commercial sale. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we could market and sell any products that we develop ourselves.

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

We are subject to federal and state healthcare fraud and abuse laws and regulations and could face substantial penalties if we do not fully comply with such laws.

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

Because we do not expect bremelanotide for the treatment of FSD to be substantially reimbursed by any government or third-party payer, demand for this product will be tied to discretionary spending levels of our targeted patient population and particularly affected by unfavorable economic conditions.

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

●
imposition of a Corporate Integrity Agreement requiring heightened monitoring of our compliance functions, overseen by outside monitors, and enhanced reporting requirements to, and oversight by, the FDA and other government agencies;

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

Risks Related to Obligations in Our 2012, 2014 and 2015 Private Placements

Under agreements relating to our 2012, 2014 and 2015 private placements, we are required to allow purchasers in the 2012, 2014 and 2015 private placements to participate in certain future equity and debt financings, which may restrict our ability to raise funds on acceptable terms, or at all.

For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, and for four years after our 2014 and 2015 private placements, unless the FDA earlier approves bremelanotide for FSD, the purchasers have the right of first negotiation on any subsequent equity or debt financing. Under our 2012 private placement, if we do not agree to terms of a financing with the purchasers, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. Under our 2014 and 2015 private placements, if we do not agree to terms of a financing with the purchasers, depending on pricing of the financing, the purchasers have the right to purchase between 83.5% and all of the financing. We will require significant additional resources and capital for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012, 2014 and 2015 private placements may make it more difficult to raise additional funding through public or private equity or debt financings or other sources. Such funding may not be available on acceptable terms, or at all.

Under agreements relating to our 2012, 2014 and 2015 private placements, so long as any Series A 2012, Series B 2012, Series C 2014 and Series E 2015 warrants are outstanding, we are required to redeem such warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.

Under the purchase agreements and forms of warrants for our 2012, 2014 and 2015 private placements, if we permit, make or allow a takeover, change of control or other fundamental transaction, including any transfer of all or substantially all of our properties or assets, then so long as any warrants remain outstanding we are required, as elected by the warrant holders, to pay such holders a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. The application of these provisions could adversely affect our financial position and have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Under agreements relating to our 2012, 2014 and 2015 private placements, so long as any Series A 2012, Series B 2012, Series C 2014 and Series E 2015 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of such warrants.

Under the purchase agreements and forms of warrants for our 2012, 2014 and 2015 private placements, so long as any warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

●	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

●	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

●	achievement or rejection of regulatory approvals by our competitors or by us;

●	announcements of technological innovations or new commercial products by our competitors or by us;

●	developments concerning proprietary rights, including patents;

●	developments concerning our collaborations;

●	regulatory developments in the United States and foreign countries;

●	economic or other crises and other external factors;

●	period-to-period fluctuations in our revenue and other results of operations;

●	changes in financial estimates by securities analysts; and

●	sales of our common stock (or the perception that such sales could occur).

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

For the 12-month period ended June 30, 2015, the price of our stock has been volatile, ranging from a high of $1.58 per share to a low of $0.59 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of Sarbanes-Oxley. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis will be a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 17, 2015. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 17, 2015, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of September 17, 2015 there were 121,227,517 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 17, 2015, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;
●	5,077,290 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $24.90 per share;
●	1,028,017 shares issuable under restricted stock units which vest on dates between June 11, 2016 and June 11, 2019, subject to the fulfillment of service conditions; and
●	115,061,618 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2020. We also lease approximately 1,000 square feet of laboratory space in the Township of South Brunswick, NJ, under a lease that expires in July 2016. We believe our present facilities are adequate for our current needs. We do not own any real property.

Item 3.  Legal Proceedings

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT since July 1, 2013.

FISCAL YEAR ENDED JUNE 30, 2015	HIGH	LOW
Fourth Quarter	$1.58	$0.85
Third Quarter	1.34	0.65
Second Quarter	0.93	0.59
First Quarter	1.28	0.82

FISCAL YEAR ENDED JUNE 30, 2014	HIGH	LOW
Fourth Quarter	$1.43	$0.97
Third Quarter	1.50	0.73
Second Quarter	0.83	0.56
First Quarter	0.76	0.59

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

On September 17, 2015, we had approximately 158 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.88 per share.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 136,884 shares were withheld during the quarter ended June 30, 2015 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-30, 2015	-	-	-	-
May 1-31, 2015	240	$1.04	-	-
June 1-30, 2015	136,644	$0.92	-	-
Total	136,884	$0.92	-	-

(1) Consists solely of 136,884 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 17, 2015, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K immediately prior to Part I, under the heading “Forward-Looking Statements.” Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report on Form 10-K, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation charges are the most critical.

Revenue Recognition.

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

Accrued Expenses.

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

Stock-based Compensation.

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

Results of Operations

Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014:

Revenue – For the fiscal year ended June 30, 2015 (fiscal 2015), we recognized $13.0 million in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter. We did not recognize any revenue for the fiscal year ended June 30, 2014 (fiscal 2014).

In August 2014, we entered into a license, co-development and commercialization agreement with Gedeon Richter, which provided for $9.8 million in upfront payments. The non-refundable portion of the upfront payment, $4.9 million, was recorded as revenue in the three months ended September 30, 2014 and the remaining balance was recorded as revenue in the three months ended December 31, 2014, which became non-refundable upon initiation of our Phase 3 clinical trial program in the United States. We also recognized $3.1 million in the three months ended December 31, 2014 relating to the milestone payment due upon initiation of our Phase 3 clinical trial program in the United States, which was initiated in December 2014. On September 16, 2015, we entered into a termination agreement pursuant to which we and Gedeon Richter agreed to mutually and amicably terminate the license agreement.

Research and Development – Research and development expenses were $24.6 million for fiscal 2015 compared to $10.8 million for fiscal 2014. Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $21.9 million and $7.9 million in fiscal years 2015 and 2014, respectively. Spending to date has been primarily related our bremelanotide for the treatment of FSD program. The increase in research and development expenses is mainly attributable to the initiation of Phase 3 clinical trials of bremelanotide for FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials. The amounts of project spending above exclude general research and development spending, which were $2.7 million and $2.9 million in fiscal years 2015 and 2014, respectively.

Cumulative spending from inception to June 30, 2015 is approximately $193.4 million on our bremelanotide program and approximately $122.2 million on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $5.7 million for fiscal 2015 compared to $5.0 million for fiscal 2014. The increase is attributable to the fair value of stock-based compensation related to restricted stock units granted in June 2014 and amortized to expense through fiscal 2015 and increases in accounting and other professional services.

Other Income (Expense) – Other income (expense) was $(912,000) and $13,000 for fiscal 2015 and fiscal 2014, respectively.  For fiscal 2015, we recognized $35,000 of investment income offset by a $(285,000) foreign exchange transaction loss and $(662,000) of interest expense primarily related to our venture debt.  For fiscal 2014, we recognized $19,000 of investment income offset by $(6,000) of interest expense.

Income Tax Benefit – Income tax benefits of $0.5 million in fiscal 2015 and $1.8 million fiscal 2014 relate to the sale of New Jersey state net operating loss carryforwards and tax credits. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey. This program enables approved, unprofitable biotechnology businesses to sell their unused Net Operating Loss Carryovers, or NOLs, and unused Research and Development, or R&D, Tax Credits to unaffiliated, profitable corporate taxpayers in the state of New Jersey.

Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013:

Revenue – For fiscal 2014, we recognized no revenue, compared to $10,000 for the fiscal year ended June 30, 2013 (fiscal 2013), pursuant to our license agreement with AstraZeneca. Revenue consisted entirely of reimbursement of development costs and per-employee compensation, earned at the contractual rate.

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

Cumulative spending from inception to June 30, 2014 on our bremelanotide, NeutroSpec (a previously marketed imaging product which has been terminated) and other programs (which includes PL-3994, PL-8177, other melanocortin receptor agonists, obesity and other discovery programs) amounts to approximately $170.9 million, $55.6 million and $64.5 million, respectively. Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses were $5.0 million for fiscal 2014 compared to $5.1 million for fiscal 2013. These expenses mainly consist of compensation and related costs.

Other Income (Expense) – Other income (expense) was $13,000 and $(7.0) million for fiscal 2014 and fiscal 2013, respectively. For fiscal 2014, we recognized $19,000 of investment income compared to $43,000 of investment income for fiscal 2013. Fiscal 2013 other expense included the recognition of $7.1 million non-cash charged for the increase in the fair value of warrants related to the July 3, 2012 private placement offering from $0.50 per share at date of issuance to $0.71 per share upon shareholder approval. Because there were not sufficient authorized shares to cover all the outstanding warrants in the private placement offering as of closing, under ASC 815, “Derivatives and Hedging,” the portion of the warrants above the then authorized level of common stock was required to be classified as a liability and carried at fair value on our balance sheet. The fair value was calculated by multiplying the number of shares underlying the warrants above the then authorized level of our common stock by the closing price of our common stock less the exercise price of $0.01 per share. These warrants were liability classified through September 27, 2012, at which time the then fair value of the warrant liability was reclassified into stockholders’ equity upon stockholder approval of the increase in authorized common stock. There were no warrants required to be liability classified or any changes in fair value of warrants during fiscal 2014.

Income Tax Benefit – Income tax benefits of $1.8 million in fiscal 2014 and fiscal 2013, respectively, relate to the sale of New Jersey state net operating loss carryforwards and tax credits. The amount of such losses and tax credits that we are able to sell depends on annual pools and allocations established by the state of New Jersey. This program enables approved, unprofitable biotechnology businesses to sell their unused NOLs and unused R&D tax credits to unaffiliated, profitable corporate taxpayers in the State of New Jersey.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

●	the development and testing of products in animals and humans;

●	product approval or clearance;

●	regulatory compliance;

●	GMP compliance;

●	intellectual property rights;

●	product introduction;

●	marketing, sales and competition; and

●	obtaining sufficient capital.

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

During fiscal 2015, we used $13.4 million of cash for our operating activities, compared to $12.2 million in fiscal 2014 and $13.6 million in fiscal 2013. Higher net cash outflows from operations in fiscal 2015 compared to fiscal 2014 were primarily the result of spending on our bremelanotide for the treatment of FSD program, offset by the receipt of the upfront and milestone payments, relating to the license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for the treatment of FSD in Europe and selected other countries. Lower net cash outflows from operations in fiscal 2014 compared to fiscal 2013 were primarily the result of the receipt of a $1.0 million, non-refundable option fee, relating to the aforementioned agreement with Gedeon Richter. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

We did not engage in any investing activities in fiscal 2015. During fiscal 2014, net cash provided by investing activities was $5.2 million, which consisted of $5.2 million of proceeds from the maturity of short-term investments offset by $6,000 used for capital expenditures. During fiscal 2013, net cash used in investing activities was $5.3 million, consisting of $6.0 million used for the purchase of short-term investments and $60,000 used for capital expenditures offset by the maturity of $750,000 of short-term investments and $5,000 in proceeds from the sale of equipment.

During fiscal 2015, net cash provided by financing activities was $28.5 million, primarily related to the closing of a private placement and the closing of a venture loan. The private placement consisted of the sale of 2,050,000 shares of our common stock and Series C 2014 warrants to purchase up to 24,949,325 shares of our common stock. Aggregate gross proceeds to us were $20.0 million, with net proceeds, after deducting offering expenses, of $18.6 million. The debt facility is a $10.0 million four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months. We incurred $209,000 of costs in connection with this loan agreement and also issued five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock in connection with the loan agreement. We recorded a debt discount of $268,000, equal to the fair value of the Series D 2014 warrants at issuance. During fiscal 2014, cash used in financing activities of $19,000 consisted of the payment of withholding taxes related to restricted stock units of $36,000 and payments on capital lease obligation of $20,000 offset by $37,500 of proceeds from the exercise of common stock warrants. During fiscal 2013, cash provided by financing activities of $34.3 million consisted primarily of the net proceeds from the completion of our private placement on July 3, 2012 offset by payments on capital lease obligations of $22,000 and payment of withholding taxes related to restricted stock units of $87,000. The private placement consisted of the sale of 3,873,000 shares of our common stock, Series A 2012 warrants to purchase up to 31,988,151 shares of our common stock, and Series B 2012 warrants to purchase up to 35,488,380 shares of our common stock. Aggregate gross proceeds to us were $35.0 million, with net proceeds, after deducting offering expenses, of $34.4 million.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As of June 30, 2015, our cash and cash equivalents were $27.3 million and our current liabilities were $7.4 million. On July 2, 2015, we closed on a private placement of Series E warrants to purchase 21,917,808 shares of our common stock and Series F warrants to purchase 2,191,781 shares of our common stock.  Certain funds managed by QVT Financial LP invested $5.0 million and another accredited investment fund invested $15.0 million. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to Palatin of $20.0 million, with net proceeds, after deducting estimated offering expenses, of approximately $19.9 million. We also closed on a $10.0 million venture loan led by Horizon Technology Finance Corporation. The debt facility, which includes an interest-only payment period for the first 18 months, is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%. We incurred approximately $150,000 of costs in connection with the loan agreement. The lenders also received Series G warrants to purchase 549,450 shares of our common stock.

The Series E warrants are exercisable at an initial exercise price of $0.01 per share, exercisable immediately upon issuance and expire on the tenth anniversary of the date of issuance. The Series E warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin's shares of common stock following such exercise. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to the same beneficial ownership limitation as the Series E warrants. The Series G warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance.

We intend to utilize existing capital resources, including the proceeds from the financings, for general corporate purposes and working capital, including our bremelanotide phase 3 clinical trial program for female sexual dysfunction, preclinical and clinical development of our MC1r and MC4r peptide programs and PL-3994 natriuretic peptide, and development of other portfolio products. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide, including submission of an NDA to the FDA, will cost at least $80.0 million. We initiated patient enrollment in our Phase 3 program in December 2014. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.

We believe that our existing capital resources, together with approximately $29.7 million received from the July 2015 financings will be adequate to fund our planned operations through the quarter ending September 30, 2016. Assuming the Phase 3 clinical trials of bremelanotide for FSD are successful, as to which there can be no assurance, we will need additional funding to complete submission of required regulatory applications to the FDA for bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2015:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$1,144,510	$255,986	$445,837	$442,687	$-
Capital lease obligations	72,844	29,138	43,706	-	-
Notes payable	12,595,583	915,000	9,126,833	2,553,750	-

Total contractual obligations	$13,812,937	$1,200,124	$9,616,376	$2,996,437	$-

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

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

September 18, 2015

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2015	June 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$27,299,268	$12,184,605
Prepaid expenses and other current assets	1,896,747	156,393
Total current assets	29,196,015	12,340,998

Property and equipment, net	123,158	160,748
Other assets	155,279	57,308
Total assets	$29,474,452	$12,559,054

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,106,484	$261,280
Accrued expenses	6,223,483	1,508,958
Capital lease obligations	25,871	-
Unearned revenue	-	1,000,000
Total current liabilities	7,355,838	2,770,238

Notes payable, net of discount	9,781,086	-
Capital lease obligations	41,749	-
Other non-current liabilities	91,304	-
Total liabilities	17,269,977	2,770,238

Commitments and contengencies (Note 11)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,697 shares as of June 30, 2015 and 2014, respectively	47	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 57,128,433 shares as of June 30, 2015 and 39,416,595 as of June 30, 2014, respectively	571,284	394,166
Additional paid-in capital	303,332,460	283,428,356
Accumulated deficit	(291,699,316)	(274,033,753)
Total stockholders’ equity	12,204,475	9,788,816
Total liabilities and stockholders’ equity	$29,474,452	$12,559,054

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2015	2014	2013

REVENUES:
License and contract	$12,951,730	$-	$10,361

OPERATING EXPENSES:
Research and development	24,560,233	10,826,921	10,528,691
General and administrative	5,677,654	4,960,731	5,066,830
Total operating expenses	30,237,887	15,787,652	15,595,521

Loss from operations	(17,286,157)	(15,787,652)	(15,585,160)

OTHER INCOME (EXPENSE):
Investment income	35,439	18,923	42,734
Interest expense	(661,697)	(6,211)	(8,411)
Foreign exchange transaction loss	(284,656)	-	-
Increase in fair value of warrants	-	-	(7,069,165)
Gain on disposition of supplies and equipment	-	-	4,620
Total other income (expense), net	(910,914)	12,712	(7,030,222)

Loss before income taxes	(18,197,071)	(15,774,940)	(22,615,382)
Income tax benefit	531,508	1,846,646	1,753,208

NET LOSS	$(17,665,563)	$(13,928,294)	$(20,862,174)

Basic and diluted net loss per common share	$(0.15)	$(0.13)	$(0.21)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	121,014,506	106,679,476	97,618,714

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, July 1, 2012	4,997	50	34,900,591	349,006	240,725,127	(239,243,285)	1,830,898
Stock-based compensation	-	-	500,000	5,000	620,031	-	625,031
Sale of common stock units, net of costs	-	-	3,873,000	38,730	17,403,075	-	17,441,805
Reclassification of warrants from liability to equity	-	-	-	-	24,030,128	-	24,030,128
Withholding taxes related to restricted stock units	-	-	(158,264)	(1,583)	(85,828)	-	(87,411)
Series A Conversion	(300)	(3)	1,621	16	(13)	-	-
Net loss	-	-	-	-	-	(20,862,174)	(20,862,174)
Balance, June 30, 2013	4,697	47	39,116,948	391,169	282,692,520	(260,105,459)	22,978,277
Stock-based compensation	-	-	378,750	3,788	817,552	-	821,340
Withholding taxes related to restricted stock units	-	-	(129,103)	(1,291)	(118,716)	-	(120,007)
Warrant exercises	-	-	50,000	500	37,000	-	37,500
Net loss	-	-	-	-	-	(13,928,294)	(13,928,294)
Balance, June 30, 2014	4,697	47	39,416,595	394,166	283,428,356	(274,033,753)	9,788,816
Stock-based compensation	-	-	705,833	7,058	1,160,221	-	1,167,279
Sale of common stock units, net of costs	-	-	2,050,000	20,500	18,535,611	-	18,556,111
Issuance of warrants on debt	-	-	-	-	267,820	-	267,820
Withholding taxes related to restricted stock units	-	-	(174,568)	(1,746)	(162,390)	-	(164,136)
Warrant exercises	-	-	15,130,573	151,306	102,842	-	254,148
Net loss	-	-	-	-	-	(17,665,563)	(17,665,563)
Balance, June 30, 2015	4,697	$47	57,128,433	$571,284	$303,332,460	$(291,699,316)	$12,204,475

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,665,563)	$(13,928,294)	$(20,862,174)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	117,590	111,906	111,844
Accrued interest and amortization on premium/discount	-	-	(1,365)
Gain on disposition of supplies and equipment	-	-	(4,620)
Non-cash interest expense	87,087	-	-
Stock-based compensation	1,167,279	821,340	625,031
Increase in fair value of warrants	-	-	7,069,165
Changes in operating assets and liabilities:
Accounts receivable	-	-	27,631
Prepaid expenses and other assets	(1,667,139)	176,697	816,605
Accounts payable	845,204	(77,446)	43,832
Accrued expenses	4,666,196	(311,859)	(1,475,319)
Unearned revenue	(1,000,000)	1,000,000	-
Other non-current liabilities	91,304	-	-
Net cash used in operating activities	(13,358,042)	(12,207,656)	(13,649,370)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	-	5,249,654	750,000
Proceeds from sale of supplies and equipment	-	-	4,620
Purchases of property and equipment	-	(6,239)	(59,607)
Purchases of investments	-	-	(5,998,289)
Net cash provided by (used in) investing activities	-	5,243,415	(5,303,276)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(12,380)	(19,909)	(22,277)
Payment of withholding taxes related to restricted
stock units	(115,808)	(36,377)	(87,411)
Proceeds from exercise of common stock warrants	254,148	37,500	-
Proceeds from the sale of common stock and warrants, net
of costs	18,556,111	-	34,402,768
Proceeds from the issuance of notes payable and warrants	10,000,000	-	-
Payment of debt issuance costs	(209,366)	-	-
Net cash provided by (used in) financing activities	28,472,705	(18,786)	34,293,080

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	15,114,663	(6,983,027)	15,340,434

CASH AND CASH EQUIVALENTS, beginning of year	12,184,605	19,167,632	3,827,198

CASH AND CASH EQUIVALENTS, end of year	$27,299,268	$12,184,605	$19,167,632

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$483,306	$6,211	$8,411
Equipment acquired under capital lease	80,000	-	-
Issuance of warrants in connection with debt financing	267,820	-	-

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2015 of $291.7 million and incurred a net loss for fiscal 2015 of $17.7 million. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As discussed in Note 15, on July 2, 2015, the Company closed a $20.0 million private placement of Series E 2015 warrants to purchase 21,917,808 shares of common stock and Series F 2015 warrants to purchase 2,191,781 shares of common stock and also concurrently closed a $10.0 million venture loan.

As of June 30, 2015, the Company’s cash and cash equivalents were $27.3 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin recetptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million.

Management believes that the Company’s existing capital resources, including the funds received upon the debt and equity financing in July 2015, will be adequate to fund its planned operations through the quarter ending September 30, 2016.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the year ended June 30, 2015, 100% of revenues were from Gedeon Richter and for the year ended June 30, 2013, 100% of revenues were from AstraZeneca. The Company had no revenues reported in the year ended June 30, 2014.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $26,946,378 and $9,495,656 in a money market account at June 30, 2015 and 2014, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts payable and notes payable. Management believes that the carrying values of cash equivalents and accounts payable are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on terms of the notes.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded insured balances by the Federal Depository Insurance Company (FDIC).

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

Revenue Recognition – Under our license, co-development and commercialization agreement with Gedeon Richter (Note 5), we received consideration in the form of a license fee and development milestone payment.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

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

During the years ended June 30, 2015, 2014 and 2013, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $531,508, $1,846,646, and $1,753,208, respectively, in tax benefits.

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

The Series B 2012 warrants to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic net loss per common share until the Company received stockholder approval for the increase in authorized underlying common stock on September 27, 2012 (Note 12). For diluted EPS, contingently issuable shares are to be included in the calculation as of the beginning of the period in which the conditions were satisfied, unless the effect would be anti-dilutive. The Series B 2012 warrants were excluded from the calculation of diluted net loss per common share during the period from July 3, 2012 until September 27, 2012 as the impact would be anti-dilutive.

The Series C 2014 warrants to purchase up to 24,949,325 shares of common stock were exercisable starting at December 23, 2014 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on December 23, 2014.

As of June 30, 2015, 2014 and 2013, there were 30,212,446, 29,358,926, and 29,136,527 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012 and Series C 2014 warrants issued in connection with the July 3, 2012 and December 23, 2014 private placement offerings), and the vesting of restricted stock units, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

(3)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments in this update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard, if any, on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

(4)           AGREEMENT WITH ASTRAZENECA

In January 2007, the Company entered into an exclusive global research collaboration and license agreement with AstraZeneca to discover, develop and commercialize compounds that target melanocortin receptors for the treatment of obesity, diabetes and related metabolic syndrome. This agreement expired because AstraZeneca ceased developing a compound covered by the agreement. All rights and licenses that we granted to AstraZeneca terminated upon expiration of the agreement.

In December 2009 and 2008, the Company also entered into clinical trial sponsored research agreements with AstraZeneca, under which the Company agreed to conduct studies of the effects of melanocortin receptor specific compounds on food intake, obesity and other metabolic parameters. Under the terms of these clinical trial agreements, AstraZeneca paid $5,000,000 as of March 31, 2009 upon achieving certain objectives and paid all costs associated with these studies. The Company recognized $10,361 as revenue in the year ended June 30, 2013 under these clinical trial sponsored research agreements.

(5)           AGREEMENT WITH GEDEON RICHTER

In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. On September 16, 2015, the Company and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement. In connection with the termination of the license agreement, all rights and licenses to co-develop and commercialize bremelanotide for FSD indications granted by the Company under the license agreement to Gedeon Richter terminated and reverted to the Company, and neither party is expected to have any future material obligations under the license agreement. Neither the Company nor Gedeon Richter incurred any early termination penalties or other payment or reimbursement obligations as a result of the termination of the license agreement.

The Company viewed the delivery of the license for bremelanotide as a revenue generating activity that is part of its ongoing and central operations. The other elements of the agreement with Gedeon Richter were considered non-revenue activities associated with the collaborative arrangement. The Company believes the license had standalone value from the other elements of the collaborative arrangement because it conveyed all of the rights necessary to develop and commercialize bremelanotide in the licensed territory.

In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6.7 ($8.8 million) on execution of the definitive agreement. During the year ended June 30, 2015, the upfront payment of €7.5 million ($9.8 million) was recorded as license revenue in the consolidated statements of operations. During the year ended June 30, 2015, the Company recorded revenue related to a milestone payment of €2.5 million ($3.1 million) upon the initiation of the Company’s Phase 3 clinical trial program in the United States, which the Company initiated in December 2014.

As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction dates and the settlement dates, the Company recorded a foreign exchange loss of $284,656 for the year ended June 30, 2015.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(6)           FAIR VALUE MEASUREMENTS

The fair value of cash equivalents is classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2015:
Money Market Account	$26,946,378	$26,946,378	$-	$-
June 30, 2014:
Money Market Account	$9,495,656	$9,495,656	$-	$-

(7)           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2015	2014
Clinical study costs	$1,641,605	$-
Insurance premiums	30,039	25,140
Other	225,103	131,253
	$1,896,747	$156,393

(8)           PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2015	2014
Office equipment	$1,180,210	$1,180,210
Laboratory equipment	397,608	317,608
Leasehold improvements	751,226	751,226
	2,329,044	2,249,044
Less: Accumulated depreciation and amortization	(2,205,886)	(2,088,296)
	$123,158	$160,748

The aggregate cost of assets acquired under capital leases was $146,115 as of June 30, 2015 and $66,115 as of June 30, 2014. Accumulated amortization associated with assets acquired under capital leases was $61,994 as of June 30, 2015 and $40,771 as of June 30, 2014.

(9) ACCRUED EXPENSES

Accrued expenses consist of the following:

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

	June 30,	June 30,
	2015	2014
Clinical study costs	$5,594,839	$617,055
Other research related expenses	176,105	463,695
Professional services	201,831	211,711
Other	250,708	216,497
	$6,223,483	$1,508,958

(10)           NOTES PAYABLE:

Notes payable consist of the following:

June 30, 2015
Notes payable under venture loan	$10,000,000
Unamortized related debt discount	(218,914)
Notes payable	$9,781,086

On December 23, 2014, the Company closed on a $10.0 million venture loan which was led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at June 30, 2015. In addition, a final incremental payment equal to $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

The loan agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics, and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement.

Scheduled future principal payments related to notes payable as of June 30, 2015 are as follows:

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Year Ending June 30,
2016	$-
2017	4,000,000
2018	4,000,000
2019	2,000,000
10,000,000
Less: debt discount	(218,914)
Net	$9,781,086

(11)           COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company currently leases facilities under two non-cancelable operating leases. The lease on our corporate offices was renewed effective July 1, 2015 and expires on June 30, 2020 and in June 2015 we entered into a 12 month lease for approximately 1,000 square feet of laboratory space which expires in July 2016. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2016	$255,985
2017	224,493
2018	221,344
2019	221,344
2020	221,344
$1,144,510

For the years ended June 30, 2015, 2014 and 2013, rent expense was $222,215, $219,686, and $372,754, respectively.

Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2015 are as follows:

Year Ending June 30,
2016	$29,138
2017	29,138
2018	14,568
72,844
Amount representing interest	(5,224)
Net	$67,620

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2015, 2014 and 2013, Company contributions were $147,203, $140,870, and $150,256, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition or results of operations.

(12)           STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2015, 4,697 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2015, the Series A Conversion Price was $7.51, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 13.3 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $469,700 in the aggregate as of June 30, 2015. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Common Stock Transactions – On December 23, 2014, the Company closed on a private placement offering in which the Company sold, for aggregate proceeds of $20.0 million, 2,050,000 shares of its common stock and Series C 2014 warrants to purchase up to 24,949,325 shares of common stock. Funds under the management of QVT Financial LP (QVT) invested $10.0 million and an unrelated accredited investment fund invested $10.0 million. The funds paid $0.75 for each share of common stock and $0.74 for each Series C 2014 warrant, resulting in gross proceeds to Palatin of $20.0 million, with net proceeds, after deducting estimated offering expenses, of approximately $18.6 million. The Series C 2014 warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series C 2014 warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin’s shares of common stock following such exercise.

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

The purchase agreement for the private placement provides that the purchasers, funds under the management of QVT, have certain rights until July 3, 2018, including rights of first refusal and participation in any subsequent equity or debt financing, provided that the funds own at least 20% of the outstanding common stock of the Company calculated as if warrants held by the funds were exercised. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.

The net proceeds to the Company were $34.4 million, after deducting offering expenses payable by the Company and excluding the proceeds to the Company, if any, from the exercise of the warrants issued in the offering.

Outstanding Stock Purchase Warrants – As of June 30, 2015, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common	Exercise Price per	Latest Termination
Stock	Share	Date
575,000	1.00	February 23, 2016
1,978,262	1.00	March 1, 2016
20,771,740	1.00	March 2, 2017
16,973,206	0.01	July 3, 2022
35,488,380	0.01	September 27, 2022
666,666	0.75	December 23, 2019
24,949,325	0.01	December 23, 2024
101,402,579

During the three months ended June 30, 2015, the Company received $254,148 and issued 15,130,573 shares of common stock pursuant to the exercise of warrants at exercise prices of $0.01 and $1.00, including warrants exercised pursuant to cashless exercise provisions.

In January 2014, the Company received $37,500 and issued 50,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.75 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 11, 2015. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 10,000,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2015, 3,255,866 shares were available for grant under the 2011 Stock Incentive Plan.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company also has outstanding options that were granted under the 2005 Stock Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Agregate Instrinsic Value

Outstanding - July 1, 2012	2,181,853	$3.50	7.7
Granted	1,807,300	0.65
Forfeited	(74,985)	5.20
Expired	(62,720)	11.91

Outstanding - June 30, 2013	3,851,448	1.99	8.2

Granted	603,400	1.02
Forfeited	(161,900)	0.68
Expired	(50,975)	24.95

Outstanding - June 30, 2014	4,241,973	1.63	7.7

Granted	975,800	1.06
Forfeited	(78,810)	1.92
Expired	(8,733)	36.47

Outstanding - June 30, 2015	5,130,230	$1.46	7.3	$432,309

Exercisable at June 30, 2015	3,209,517	$1.77	6.3	$285,387
Expected to vest at June 30, 2015	1,472,033	$0.92	9.0	$119,766

For the years ended June 30, 2015, 2014 and 2013, the fair value of option grants is estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2015, 2014 and 2013 were as follows:

	2015	2014	2013

Risk-free interest rate	1.9%	1.9%	1.8%
Volatility factor	83.4%	97.1%	101.0%
Dividend yield	0%	0%	0%
Expected option life (years)	6.1	6.1	8.6
Weighted average grant date fair value	$0.76	$0.80	$0.56

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2015, 2014 and 2013 the Company recorded stock-based compensation related to stock options of $572,609, $520,855 and $379,264, respectively. As of June 30, 2015, there was $953,577 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.92 years.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In June 2015, the Company issued 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period.

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

During the year ended June 30, 2015, the Company made the following modifications to certain stock options that were granted to a terminated employee and former non-employee directors in recognition of their prior services; i) accelerated the vesting, and ii) extended the date to exercise vested stock options to 24 months from the date of termination. An incremental $73,664 of stock-based compensation expense was recognized during the year ended June 30, 2015 and included in general and administrative expense in connection with these activities.

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

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013
Outstanding at beginning of year	957,150	757,500	250,000
Granted	785,800	603,400	757,500
Forfeited	(9,100)	(25,000)	-
Vested	(705,833)	(378,750)	(250,000)
Outstanding at end of year	1,028,017	957,150	757,500

For the years ended June 30, 2015, 2014 and 2013 the Company recorded stock-based compensation related to restricted stock units of $594,670, $300,485 and $219,767, respectively.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. In addition, in June 2015, the Company granted 20,000 restricted stock units to former non-employee directors in recognition of their prior services. These restricted stock units vested upon issuance and the Company recognized the fair value of these restricted stock units of $21,600 as stock-based compensation expense which was included in general and administrative expense.

In January 2015, the Company granted 20,000 restricted stock units to an employee and is amortizing the fair value of these restricted stock units of $16,000 over a 24 month vesting period.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Generally, restricted stock units granted to the Company’s executive officers, employees and non-employee directors in 2015 and 2014 vest over 24 months, 48 months and 12 months, respectively.

In June 2013, the Company granted 420,000 restricted stock units to its executive officers and 115,000 restricted stock units to employees under the Company’s 2011 Stock Incentive Plan. The Company amortized the fair value of these restricted stock units of $260,000 and $71,000, respectively, over the 24 month vesting period ended June 30, 2015.

In July 2012, the Company granted 222,500 restricted stock units to its executive officers under the Company’s 2011 Stock Incentive Plan. The Company amortized the fair value of these restricted stock units of $160,000 over the 24 months ending July 2014.

In connection with the vesting of restricted share units during the years ended June 30, 2015, 2014 and 2013, the Company withheld 174,568, 129,103 and 158,264 shares with aggregate values of $164,136, $120,007 and $87,411, respectively, in satisfaction of minimum tax withholding obligations.

During the year ended June 30, 2014, the Company accelerated the vesting of certain restricted stock units that were granted to a terminated employee in recognition of prior services. An incremental $12,000 of stock-based compensation expense was recognized during the year ended June 30, 2014 and included in research and development expense in connection with these activities.

(13)           INCOME TAXES

The Company has had no income tax expense or benefit since inception because of operating losses, except for amounts recognized for sales of New Jersey state net operating loss carryforwards and tax credits. Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2015, the Company had federal and state net operating loss carryforwards of approximately $252.2 million and $103.6 million, respectively, which expire, if not utilized, between 2019 and 2035 for federal tax purposes and between 2015 and 2035 for state tax purposes. As of June 30, 2015, the Company had federal research and development credits of approximately $7.4 million that will begin to expire in 2019, if not utilized.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2015	2014
Net operating loss carryforwards	$94,332,000	$87,801,000
Research and development tax credits	7,357,000	6,871,000
Basis differences in fixed assets and other	1,208,000	1,003,000
	102,897,000	95,675,000
Valuation allowance	(102,897,000)	(95,675,000)
Net deferred tax assets	$-	$-

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2015 and 2014.

During the years ended June 30, 2015, 2014 and 2013, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $531,508, $1,846,646, and $1,753,208, respectively, in tax benefits.

(14)           CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2015 and 2014.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
	(amounts in thousands, except per share data)
Revenues	$-	$-	$8,020	$4,932
Operating expenses	11,782	8,722	5,697	4,038
Other income (expense), net	(306)	(428)	(78)	(99)
(Loss) income before income taxes	(12,088)	(9,150)	2,245	795
Income tax benefit	-	-	532	-
Net (loss) income	$(12,088)	$(9,150)	$2,777	$795
Basic net (loss) income per common share	$(0.09)	$(0.07)	$0.03	$0.01
Diluted net (loss) income per common share	$(0.09)	$(0.07)	$0.03	$0.01
Weighted average number of
common shares outstanding
used in computing basic net
(loss) income per common share	134,207,300	134,008,239	109,314,460	106,953,898
Weighted average number of
common shares outstanding
used in computing diluted net
(loss) income per common share	134,207,300	134,008,239	109,815,718	107,946,021

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2014	2014	2013	2013
	(amounts in thousands, except per share data)
Revenues	$-	$-	$-	$-
Operating expenses	4,321	3,364	3,610	4,492
Other income (expense), net	1	4	4	3
Loss before income taxes	(4,320)	(3,360)	(3,606)	(4,489)
Income tax benefit	-	1,847	-	-
Net loss	$(4,320)	$(1,513)	$(3,606)	$(4,489)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.03)	$(0.04)
Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common share	106,735,765	106,709,340	106,668,186	106,609,720

(15)           SUBSEQUENT EVENTS

Financing Transactions - On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of Palatin common stock. Certain funds managed by QVT Financial LP invested $5.0 million and another accredited investment fund invested $15.0 million. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20.0 million, with net proceeds, after deducting estimated offering expenses, of approximately $19.9 million.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Series E warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series E warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin's shares of common stock following such exercise. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to the same beneficial ownership limitation as the Series E warrants.

The purchase agreement for the private placement provides that the purchasers have certain rights until the earlier of approval of bremelanotide for FSD by the U.S. Food and Drug Administration and July 3, 2018, including rights of first refusal and participation in any subsequent equity or debt financing. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.

Concurrently, on July 2, 2015, the Company closed on a $10.0 million venture loan led by Horizon Technology Finance Corporation. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and which includes an interest-only payment period for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company will record a debt discount of $305,196 equal to the fair value of these warrants at issuance, which will be amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and will be included in additional paid-in capital on the Company’s balance sheet at September 30, 2015. In addition, a final incremental payment equal to $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment will be accreted to interest expense over the term of the related debt. The Company incurred approximately $150,000 of costs in connection with the loan agreement. These costs will be capitalized as deferred financing costs and will be amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under the loan agreement are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

The loan agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics, and also includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement.

Geodeon Richter Termination - On September 16, 2015, the Company and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement. In connection with the termination of the license agreement, all rights and licenses to co-develop and commercialize bremelanotide for FSD indications granted by the Company under the license agreement to Gedeon Richter terminated and reverted to the Company, and neither party is expected to have any future material obligations under the license agreement. Neither the Company nor Gedeon Richter incurred any early termination penalties or other payment or reimbursement obligations as a result of the termination of the license agreement.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 1992. Based on its assessment, management believes that, as of June 30, 2015, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

On September 16, 2015, Palatin and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement entered into effective as of August 29, 2014. In connection with the termination of the license agreement, all rights and licenses to co-develop and commercialize bremelanotide for FSD indications we granted under the license agreement to Gedeon Richter terminated and reverted to us, and neither we nor Gedeon Richter are expected to have any future material obligations under the license agreement. Neither we nor Gedeon Richter incurred any early termination penalties or other payment or reimbursement obligations as a result of the termination of the license agreement.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 11, 2015.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	52	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	61	Director, Chairman of the board of directors
Robert K. deVeer, Jr. (1) (2)	69	Director
Zola P. Horovitz, Ph.D. (3)	80	Director
J. Stanley Hull (1) (2)	63	Director
Alan W. Dunton, M.D. (1) (2)	61	Director
Angela Rossetti (1) (3)	62	Director
Arlene M. Morris (2) (3)	63	Director

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

Dr. Spana’s qualifications for our board include his leadership experience, business judgment and industry experience. As a senior executive of Palatin for over nineteen years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

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

ROBERT K. deVEER, Jr. has been a director since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. He was a director of Solutia Inc., a publicly held chemical-based materials company, until its merger with Eastman Chemical Company in July 2012. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group, at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.

Mr. deVeer has extensive experience in investment banking and corporate finance, including the financing of life sciences companies, and serves as the audit committee’s financial expert.

ZOLA P. HOROVITZ, Ph.D. has been a director since February 2001. Before he retired from Bristol-Myers Squibb in 1994, Dr. Horovitz spent 34 years in various positions, including associate director of the Squibb Institute for Medical Research, vice president of development, vice president, scientific liaison, vice president of licensing, and vice president of business development and planning for the pharmaceutical division of Bristol-Myers Squibb. He held advisory positions at the University of Pittsburgh, Rutgers College of Pharmacy and Princeton University. Dr. Horovitz previously served on the board of directors of BioCryst Pharmaceutical, Inc., Genaera Corp., GenVec, Inc., Immunicon Corp., NitroMed, Inc., Avigen, Inc. and DOV Pharmaceutical, Inc. Dr. Horovitz earned his Ph.D. in pharmacology from the University of Pittsburgh.

Dr. Horovitz has extensive experience in development of pharmaceutical drugs, business development and licensing, and has served on the board of directors of a number of publicly held life science companies.

J. STANLEY HULL has been a director since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals in May 2010, having previously served in the R&D organization of Glaxo Wellcome as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Mr. Hull has extensive experience in commercial operations, development and marketing of pharmaceutical drugs and corporate alliances between pharmaceutical companies and biotechnology companies.

ALAN W. DUNTON, M.D. has been a director since June 2011. Since April 2006, he has been president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded company Oragenics, Inc. He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive or officer for large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ANGELA ROSSETTI has been a director since June 2013. Since June 2015 she has been Executive Vice President of Cell Machines, an early stage biopharmaceutical company developing transformational biosimilars, and since May 2014 was an independent strategic advisor and marketing consultant to pharmaceutical and biotechnology companies. From 2009 through January 2012, she was a vice president at Pfizer Inc., where she led a global commercial medicine team for a smoking cessation franchise. Previously she was an assistant vice president at Wyeth, managing a global hemophilia franchise, and she was president of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors. She has also worked in a variety of increasingly responsible positions in communications, marketing and venture capital/investment banking. Ms. Rossetti graduated from a joint program of the Albert Einstein College of Medicine and Benjamin N. Cardozo School of Law with an M.S.in Bioethics in 2014, and has an M.B.A. in Finance from Columbia University Graduate School of Business and a B.A. in Biology from the University of Pennsylvania.

Ms. Rossetti has extensive experience in worldwide development and marketing of specialty pharmaceuticals, including prefilled syringe products, and in communications and development of commercialization plans.

ARLENE M. MORRIS has been a director since June 2015. From March 2012 until May 2015 she was Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was President of Syndax Pharmaceuticals from September 2013 until May 2015 and a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Biodel Inc., a publicly traded specialty pharmaceutical company, Neovacs, SA, a French publicly traded biotechnology company, and Dimension Therapeutics, Inc., a privately held gene therapy company. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, current senior management and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2015, the board met six times, the audit committee met five times, the compensation committee met twice and the nominating and corporate governance committee met once. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 11, 2015.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of four independent directors, Mr. deVeer (chair), and Dr. Dunton, Ms. Rossetti and Mr. Hull. The board has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE MKT, and satisfy the requirements of the NYSE MKT as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com.

Compensation committee. The compensation committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors and some employees, and administers our 2011 Plan and the options still outstanding which were granted under previous stock option plans. The compensation committee is composed of Dr. Dunton (chair), Ms. Morris and Messrs. deVeer and Hull. The board has determined that the members of the compensation committee are independent, as defined in the listing standards of the NYSE MKT. Our Chief Executive Officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our Chief Financial Officer supports the committee in its work by gathering, analyzing and presenting data on our compensation arrangements and compensation in the marketplace.

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

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Dr. Horovitz and Mss. Rossetti and Morris, each of whom meets the independence requirements established by the NYSE MKT.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board determines from time to time.

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder or other interest party who wishes to address questions regarding our business directly to the board of directors, or any individual director, can direct questions to the board members or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

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

Board Role in Risk Oversight

Our board, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal and regulatory matters. The board satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The board’s risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The board’s role in risk oversight has no effect on the board’s leadership structure. In addition, committees of the board assist in its risk oversight responsibility, including:

●
The audit committee assists the board in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities, and meets privately with representatives from our independent registered public accounting firm.

●
The compensation committee assists the board in its oversight of risk relating to compensation policies and practices. The compensation committee annually reviews our compensation policies, programs and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our company.

Board Leadership Structure

Since 2000, the roles of chairman of the board and chief executive officer have been held by separate persons. John K.A. Prendergast, Ph.D., a non-employee director, has served as Chairman of the board since June 2000. Carl Spana, Ph.D., has been our Chief Executive Officer and President since June 2000. Generally, the chairman is responsible for advising the chief executive officer, assisting in long-term strategic planning, and presiding over meetings of the board, and the chief executive officer is responsible for leading our day-to-day performance. While we do not have a written policy with respect to separation of the roles of chairman of the board and chief executive officer, the board believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the chief executive officer to the board; strengthening the board’s independence from management; assisting the board in reaching consensus on particular strategies and policies; and facilitating robust director, board, and executive officer evaluation processes.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	52	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	58	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, MST, CPA, has been Executive Vice President, Secretary, Treasurer and Chief Financial Officer since 1997 and was Executive Vice President of Operations from 2005 until June 2011, when he was appointed Chief Operating Officer and Executive Vice President. From July 1997 to August 2000, Mr. Wills was also a vice president and the chief financial officer of Derma Sciences, Inc., a publicly held company which provides wound and skin care products, and currently serves as lead director and chair of the audit committee of Derma. Mr. Wills is a trustee of The Hun School of Princeton and is chair of its finance committee, and he was previously a director of U.S. Helicopter Corp., a publicly held company. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2015, except that reports on Form 4 relating to vesting of restricted stock units on July 2, 2014 and July 18, 2014 by our executive officers were filed late.

Item 11.  Executive Compensation.

Fiscal 2015 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for our fiscal years ended June 30, 2015 and 2014. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2)($)	All other compensation (3)($)	Total ($)
Carl Spana, Ph.D., Chief Executive Officer and President	2015	462,500	226,800	234,832	195,000	18,937	1,138,069
	2014	450,000	178,500	143,083	170,000	22,500	964,083
Stephen T. Wills, MST, CPA, Chief Financial Officer, Chief Operating Officer and Executive Vice President	2015	422,500	205,200	211,916	203,000	18,438	1,061,054
	2014	410,000	153,000	122,643	140,000	17,376	843,019

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 11 to the consolidated financial statements included in this Annual Report.

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

The compensation committee awarded performance-based bonuses to our named executive officers for fiscal 2015 and 2014, based on results of operations, including clinical trial operations and our financial condition.

Stock Option and Restricted Stock Unit Grants

The compensation committee determined that additional equity grants were necessary in order to reward, motivate and retain our executive officers. On June 11, 2015, we granted 210,000 restricted stock units to Dr. Spana and 190,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date. We also granted 300,000 stock options to Dr. Spana and 270,000 stock options to Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $1.08, the fair market value of the common stock on the date of grant, and they expire on June 11, 2025.

On June 25, 2014, we granted 175,000 restricted stock units to Dr. Spana and 150,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date. We also granted 175,000 stock options to Dr. Spana and 150,000 stock options to Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $1.02, the fair market value of the common stock on the date of grant, and they expire on June 25, 2024.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2015, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Carl Spana	07/01/05	7,500	-	37.50	07/01/15
	07/01/05	8,300	-	17.50	07/01/15
	10/06/06	12,500	-	24.90	10/06/16
	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	25,000	-	1.80	07/01/18
	07/01/09	25,000	-	2.80	07/01/19
	06/22/11	300,000	-	1.00	06/22/21
	07/17/12	75,000	75,000	0.72	07/17/22
	06/27/13	137,500	137,500	0.62	06/27/23
	06/25/14	43,750	131,250	1.02	06/25/24
	06/25/14					87,500	77,875
	06/11/15	-	300,000	1.08	06/11/25
	06/11/15					210,000	186,900
	Total Stock Awards					297,500	$264,775

Stephen T. Wills	07/01/05	5,000	-	37.50	07/01/15
	07/01/05	7,300	-	17.50	07/01/15
	10/06/06	10,000	-	24.90	10/06/16

		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
03/26/08	22,500	-	2.80	03/26/18
03/26/08	3,750	-	5.00	03/26/18
03/26/08	3,750	-	6.60	03/26/18
07/01/08	20,000	-	1.80	07/01/18
07/01/09	20,000	-	2.80	07/01/19
06/22/11	250,000	-	1.00	06/22/21
07/17/12	67,500	67,500	0.72	07/17/22
06/27/13	125,000	125,000	0.62	06/27/23
06/25/14	37,500	112,500	1.02	06/25/24
06/25/14					75,000	66,750
06/11/15	-	270,000	1.08	06/11/25
06/11/15					190,000	169,100
Total Stock Awards					265,000	$235,850

(1)
Stock option vesting schedules: all options granted on or before June 22, 2011 have fully vested. Options granted after June 22, 2011 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(2)
Stock award vesting schedule: stock awards consist of restricted stock units granted on June 25, 2014, which had not vested as of June 30, 2015, but will vest as to the remaining 50% on June 25, 2016; and restricted stock units granted on June 11, 2015, which will vest as to 50% on each of June 11, 2016 and June 11, 2017, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $0.89, the closing market price of our common stock on June 30, 2015, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2015, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	90,500	43,200	27,969	161,669
Perry B. Molinoff, M.D. (3)	49,000	11,700	34,552	95,252
Robert K. deVeer, Jr.	57,500	21,600	13,984	93,084
Zola P. Horovitz, Ph.D.	51,000	21,600	13,984	86,584
Robert I. Taber, Ph.D. (3)	51,000	11,700	34,552	97,252
J. Stanley Hull	45,000	21,600	13,984	80,584
Alan W. Dunton, M.D.	56,000	21,600	13,984	91,584
Angela Rossetti	43,000	21,600	13,984	78,584
Arlene Morris (4)	-	21,600	13,984	35,584

(1)	The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2015 for each director was:

	Option awards	Stock awards
Dr. Prendergast	318,350	40,000
Mr. deVeer	189,000	20,000
Dr. Horovitz	185,500	20,000
Mr. Hull	187,166	20,000
Dr. Dunton	112,500	20,000
Ms. Rossetti	65,000	20,000
Ms. Morris	20,000	20,000

(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 11 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 11, 2015 for our current fiscal year ending June 30, 2016.

(3)	Drs. Molinoff and Taber ceased serving as directors effective June 11, 2015.

(4)	Ms. Morris was elected as a director effective June 11, 2015.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 11, 2015, as the annual equity grant for our current fiscal year ending June 30, 2016, the Chairman of the board received 40,000 restricted stock units which vest on June 11, 2016, and an option to purchase 40,000 shares of common stock, and each other serving non-employee director received 20,000 restricted stock units which vest on June 11, 2016, and an option to purchase 20,000 shares of common stock. All of the options have an exercise price of $1.08 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2015, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 25, 2014, as the annual equity grant for our current fiscal year ending June 30, 2015, the Chairman of the board received 30,000 restricted stock units which vest on June 25, 2015, and an option to purchase 30,000 shares of common stock, and each other serving non-employee director received 15,000 restricted stock units which vest on June 25, 2015, and an option to purchase 15,000 shares of common stock. All of the options have an exercise price of $1.02 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2014, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for our fiscal year ended June 30, 2015 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $12,500, the chairperson of the compensation committee received an additional annual retainer of $10,000 and the chairperson of the corporate governance committee received an additional annual retainer of $6,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2016, cash compensation is unchanged except that the chairperson of the compensation committee will receive an additional annual retainer of $12,500 and the chairperson of the corporate governance committee will receive an additional annual retainer of $7,500, with members of the compensation and corporate governance committees, other than the non-employee Chairman, receiving an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2015:

Equity Compensation Plan Information as of June 30, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	6,158,247	(1)	$1.46	(2)	3,255,866
Equity compensation plans not approved by security holders	-		-		-
Total	6,158,247				3,255,866

(1)
Consists of 4,641,100 options and 1,028,017 restricted stock units granted under our 2011 Stock Incentive Plan, 479,130 options granted under our 2005 Stock Plan and 10,000 options granted under our 1996 Stock Option Plan. Both our 2005 Stock Plan and 1996 Stock Option Plan have terminated, but termination does not affect awards that are currently outstanding under these plans. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 1,028,017 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 11, 2019, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 17, 2015, of:

●	each director, each of the named executive officers, and all current directors and officers as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 17, 2015. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 15 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 17, 2015, on which date 68,029,352 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 60,592 shares of common stock, were outstanding.

The address for all members of our management and directors is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	1,298,089	(1)	1.9%	*
Common	Stephen T. Wills	1,183,852	(2)	1.7%	*
Common	John K.A. Prendergast, Ph.D.	318,849	(3)	*	*
Common	Robert K. deVeer, Jr.	210,726	(4)	*	*
Common	Zola P. Horovitz, Ph.D.	195,666	(5)	*	*
Common	J. Stanley Hull	187,166	(6)	*	*
Common	Alan W. Dunton, M.D.	121,686	(7)	*	*
Common	Angela Rossetti	66,666	(8)	*	*
Common	Arlene M. Morris	6,666	(9)	*	*

	All current directors and executive officers as a group (nine persons)	3,589,366	(10)	5.1%	1.8%

*Less than one percent.

(1)
Includes 693,750 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying outstanding warrants but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)
Includes 593,750 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying outstanding warrants but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)
Includes 287,082 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)
Includes 173,666 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)
Includes 170,166 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)
Includes 170,166 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)
Includes 99,166 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)
Includes 51,666 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)
Consists of 6,666 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(10)	Includes 2,346,078 shares of common stock underlying outstanding options and warrants.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class	Percent of total voting power

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	6,986,818	(2)	9.9%	7.5%
Common	James E. Flynn 780 Third Avenue, 37th Floor New York, NY 10017	5,250,000	(3)	7.4%	2.9%
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250		6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250		6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250		6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250		6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250		6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250		6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250		6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230		5.7%	*

*Less than one percent.

(1)  Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2)  QVT Financial LP (QVT Financial) is the investment manager for QVT Fund V LP (Fund V) and other private investment funds (collectively, the Funds). The Funds beneficially own in the aggregate 6,986,818 shares of common stock, including 1,908,770 shares of common stock underlying outstanding warrants. QVT Financial has the power to direct the vote and disposition of the common stock held by the Funds, and accordingly QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 6,986,818 shares of common stock, consisting of the shares beneficially owned by the Funds.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds may be deemed to beneficially own the aggregate number of shares of common stock beneficially owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 6,986,818 shares of common stock.

Exercise of warrants held by the Funds is restricted if, as a result of an exercise, the beneficial ownership of the holder and its affiliates and any other party or person that could be deemed to be a group would exceed 9.99% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction, but includes warrants which are exercisable based on the common shares outstanding.

(3)  Includes 3,250,000 shares of common stock underlying outstanding warrants. According to a joint Schedule 13G/A filed on February 17, 2015, Mr. Flynn and the other filers had beneficial ownership and shared voting and dispositive power as follows:

(i) James E. Flynn: 2,000,000 shares of common stock outstanding and 3,250,000 shares of common stock underlying outstanding warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited. Mr. Flynn shares voting and dispositive power over the shares owned by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations Fund International Limited.

(ii) Deerfield Mgmt, L.P.: 2,000,000 shares of common stock outstanding and 3,250,000 shares of common stock underlying outstanding warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Mgmt, L.P. is the general partner.

(iii) Deerfield Management Company, L.P.: 2,000,000 shares of common stock outstanding and 3,250,000 shares of common stock underlying outstanding warrants held by Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P., of which Deerfield Management Company, L.P. is the investment advisor.

(iv) Deerfield Special Situations Fund L.P.: 1,092,000 shares of common stock outstanding and 1,287,000 shares of common stock underlying outstanding warrants.

 (v) Deerfield Special Situations International Master Fund, L.P.: 908,000 shares of common stock outstanding and 1,963,000 shares of common stock underlying outstanding warrants.

Exercise of the warrants is restricted if, as a result of exercise, the beneficial ownership of the holder or any group including the holder would exceed 9.98% of the outstanding common stock. Beneficial ownership as listed in the table above excludes warrants which are not exercisable because of that restriction.

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

Item 14. Principal Accountant Fees and Services.

KPMG LLP (KPMG) served as our independent registered public accounting firm for fiscal 2015 and fiscal 2014.

Audit Fees. For fiscal 2015, KPMG billed us a total of $419,200 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2014, the total billed for the same services was $215,000.

Audit-Related Fees. For fiscal 2015 and 2014, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2015, KPMG billed us a total of $15,500 for professional services rendered for tax compliance. For fiscal 2014, KPMG billed us $18,950 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2014 and 2015.

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

Date: September 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 18, 2015
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 18, 2015
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K.A. Prendergast	Chairman and Director	September 18, 2015
John K.A. Prendergast

/s/ Robert K. deVeer, Jr	Director	September 18, 2015
Robert K. deVeer, Jr.

/s/ Zola P. Horovitz	Director	September 18, 2015
Zola P. Horovitz

/s/ J. Stanley Hull	Director	September 18, 2015
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 18, 2015
Alan W. Dunton

/s/ Angela Rossetti	Director	September 18, 2015
Angela Rossetti

/s/ Arlene M. Morris	Director	September 18, 2015
Arlene M. Morris

Exhibit Index

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Bylaws of Palatin Technologies, Inc.		10-Q	February 8, 2008	001-15543
4.1	Warrant Agreement, dated March 1, 2011, between American Stock Transfer & Trust Company and Palatin Technologies, Inc.		10-Q	May 13, 2011	001-15543
4.2	Form of Series A Warrant Certificate.		10-Q	May 13, 2011	001-15543
4.3	Form of Series B Warrant Certificate.		10-Q	May 13, 2011	001-15543
4.4	Form of Underwriters’ Warrant.		10-Q	May 13, 2011	001-15543
4.5	Warrant issued to Noble International Investments, Inc.		10-Q	February 14, 2012	001-15543
4.6	Warrant issued to Noble International Investments, Inc.		10-Q	February 14, 2012	001-15543
4.7	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.8	Form of Series B2012 Warrant.		8-K	July 6, 2012	001-15543
4.9	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.10	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.11	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.12	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.13	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
10.1††	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2††	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3††	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4††	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5††	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6††	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7††	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8††	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9††	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10††	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11	Form of Securities Purchase Agreement for Palatin Technologies, Inc.’s August 2009 Registered Direct Offering.		8-K	August 13, 2009	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.12††	Employment Agreement, effective as of July 1, 2013, between Carl Spana and Palatin Technologies, Inc.		10-K	September 27, 2013	001-15543
10.13††	Employment Agreement, effective as of July 1, 2013, between Stephen T. Wills and Palatin Technologies, Inc.		10-K	September 27, 2014	001-15543
10.14	Underwriting Agreement, dated February 24, 2011, by and between Roth Capital Partners, LLC and Palatin Technologies, Inc.		8-K	February 24, 2011	001-15543
10.15††	2011 Stock Incentive Plan, as amended.		S-8	July 31, 2015	333-206009
10.16††	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.17††	Form of Nonqualified Stock Option Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.18††	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.19	Letter Agreement, dated October 7, 2011, between Biotechnology Value Fund, L.P. and Palatin Technologies, Inc.		8-K	October 7, 2011	001-15543
10.20	Purchase Agreement, dated July 2, 2012, by and between QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. and Palatin Technologies, Inc.		8-K	July 6, 2012	001-15543
10.21	Registration Rights Agreement, dated July 2, 2012, by and between QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. and Palatin Technologies, Inc.		8-K	July 6, 2012	001-15543
10.22	Venture Loan and Security Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation and Fortress Credit Co LLC.		8-K	December 30, 2014	001-15543
10.23	Securities Purchase Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.24	Registration Rights Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.25	Placement Engagement Letter, dated December 22, 2014, by and between Palatin Technologies, Inc. and Piper Jaffray & Co.		8-K	December 30, 2014	001-15543
10.26
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
			8-K	July 7, 2015	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.27	Securities Purchase Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.28	Registration Rights Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.29†	License, Co-Development and Commercialization Agreement, dated August 29, 2014, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K/A	October 9, 2014	001-15543
10.30	Termination Agreement, dated September 16, 2015, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.	X
21	Subsidiaries of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

†       Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the Commission.
††     Management contract or compensatory plan or arrangement.