Form 10-Q
period 2015-09-30
PALATIN TECHNOLOGIES INC
filed 2015-11-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 10, 2015, 68,030,008 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, the following are forward looking statements:

●	estimates of our expenses, future revenue, capital requirements;
●	our ability to obtain additional financing on terms acceptable to us, or at all;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
●	the timing or likelihood of regulatory filings and approvals;
●	our expectations regarding the results and the timing of results in our Phase 3 clinical trials of bremelanotide for female sexual dysfunction, or FSD;
●	our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for FSD in the United States and Europe;
●	the potential for commercialization of bremelanotide for FSD and other product candidates, if approved, by us;
●	our expectations regarding the potential market size and market acceptance for bremelanotide for FSD and our other product candidates, if approved for commercial use;
●	our ability to compete with other products and technologies similar to our product candidates;
●	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;
●	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;
●	our ability to recognize the potential value of our licensing arrangements with third parties;
●	the potential to achieve revenues from the sale of our product candidates;
●	our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers;
●	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;
●	the retention of key management, employees and third-party contractors;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	our compliance with federal and state laws and regulations;
●	the timing and costs associated with obtaining regulatory approval for our product candidates;
●	the impact of fluctuations in foreign exchange rates;
●	the impact of legislative or regulatory healthcare reforms in the United States;
●	our ability to adapt to changes in global economic conditions; and
●	our ability to remain listed on the NYSE MKT.

Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our annual report on Form 10-K for the year ended June 30, 2015, and in our other Securities and Exchange Commission (SEC) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and results may fluctuate significantly from quarter to quarter.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$47,523,791	$27,299,268
Prepaid expenses and other current assets	1,810,151	1,896,747
Total current assets	49,333,942	29,196,015

Property and equipment, net	130,199	123,158
Other assets	219,983	155,279
Total assets	$49,684,124	$29,474,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,436,844	$1,106,484
Accrued expenses	6,247,586	6,223,483
Notes payable, net of discount	907,259	-
Capital lease obligations	26,251	25,871
Total current liabilities	10,617,940	7,355,838

Notes payable, net of discount, net of current portion	18,618,459	9,781,086
Capital lease obligations	35,041	41,749
Other non-current liabilities	178,261	91,304
Total liabilities	29,449,701	17,269,977

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,030 shares as of September 30, 2015 and 4,697 shares as of June 30, 2015, respectively	40	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 68,029,352 shares as of September 30, 2015 and 57,128,433 shares as of June 30, 2015, respectively	680,293	571,284
Additional paid-in capital	323,663,325	303,332,460
Accumulated deficit	(304,109,235)	(291,699,316)
Total stockholders’ equity	20,234,423	12,204,475
Total liabilities and stockholders’ equity	$49,684,124	$29,474,452

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2015	2014

REVENUES:
License revenue	$-	$4,932,315

OPERATING EXPENSES:
Research and development	10,597,714	2,923,966
General and administrative	1,199,937	1,114,461
Total operating expenses	11,797,651	4,038,427

(Loss) income from operations	(11,797,651)	893,888

OTHER INCOME (EXPENSE):
Interest income	15,740	3,799
Interest expense	(628,008)	(1,730)
Foreign exchange transaction loss	-	(101,283)
Total other income (expense), net	(612,268)	(99,214)

NET (LOSS) INCOME	$(12,409,919)	$794,674

Basic net (loss) income per common share	$(0.08)	$0.01

Diluted net (loss) income per common share	$(0.08)	$0.01

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	156,357,755	106,953,898

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	156,357,755	107,946,021

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(12,409,919)	$794,674
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	10,654	27,593
Non-cash interest expense	80,739	-
Stock-based compensation	300,394	252,471
Changes in operating assets and liabilities:
Prepaid expenses and other assets	137,095	(9,285)
Accounts payable	2,239,604	300,081
Accrued expenses	156,062	427,334
Deferred revenue	-	3,932,315
Other non-current liabilities	86,957	-
Net cash (used in) provided by operating activities	(9,398,414)	5,725,183

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,695)	-
Net cash used in investing activities	(17,695)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(6,328)	-
Payment of withholding taxes related to restricted
stock units	(131,959)	(122,068)
Proceeds from the sale of warrants, net of costs	19,919,883	-
Proceeds from the issuance of notes payable and warrants	10,000,000	-
Payment of debt issuance costs	(140,964)	-
Net cash provided by (used in) financing activities	29,640,632	(122,068)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,224,523	5,603,115

CASH AND CASH EQUIVALENTS, beginning of period	27,299,268	12,184,605

CASH AND CASH EQUIVALENTS, end of period	$47,523,791	$17,787,720

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$460,313	$1,730
Issuance of warrants in connection with debt financing	305,196	-
Non-cash equity financing costs in accounts payable	85,605	-
Non-cash debt financing costs in accounts payable	5,151	-

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2015 of $304.1 million and incurred a net loss for the three months ended September 30, 2015 of $12.4 million. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As discussed in Note 10, on July 2, 2015, the Company closed a $20.0 million private placement of Series E 2015 warrants to purchase 21,917,808 shares of common stock and Series F 2015 warrants to purchase 2,191,781 shares of common stock and also concurrently closed a $10.0 million venture loan led by Horizon Technology Finance Corporation (Horizon), as discussed in Note 9.

As of September 30, 2015, the Company’s cash and cash equivalents were $47.5 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin recetptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million.

Management believes that the Company’s existing capital resources will be adequate to fund its planned operations through the quarter ending September 30, 2016.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three months ended September 30, 2014, 100% of revenues were from Gedeon Richter. For the three months ended September 30, 2015, the Company had no revenues reported.

(2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2015 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended June 30, 2015, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2015 and 2014 and for each of the fiscal years in the three-year period ended June 30, 2015.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $47,363,849 and $26,946,378 in a money market account at September 30, 2015 and June 30, 2015, respectively.

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

Revenue Recognition – Under our license, co-development and commercialization agreement with Gedeon Richter (Note 6), we received consideration in the form of a license fee and development milestone payment.

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
(unaudited)

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

Net (Loss) Income per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants to purchase up to 31,988,151 shares of common stock were exercisable starting at July 3, 2012 and, therefore, are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 3, 2012.

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

The Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were exercisable starting at July 2, 2015 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 2, 2015 (Note 10).

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Numerator:
Net (loss) income	$(12,409,919)	$794,674

Denominator:
Weighted average common shares outstanding - Basic	156,357,755	$106,953,898

Effect of dilutive shares:
Common stock equivalents arising from stock options and warrants	-	799,139
Restricted stock units	-	192,984
Weighted average common shares outstanding - Diluted	156,357,755	107,946,021

Net (loss) income per common share:
Basic	$(0.08)	$0.01
Diluted	$(0.08)	$0.01

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

As of September 30, 2015 and 2014, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, and Series E 2015 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings), and the vesting of restricted stock units amounted to an aggregate of 32,908,798, and 27,911,551 shares, respectively, and are excluded in the weighted average number of common shares outstanding used in computing diluted net (loss) income per common share as they are anti-dilutive. For the three months ended September 30, 2015, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive for this period.

(4)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs”, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard on its consolidated financial statements.

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

In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6.7 million ($8.8 million) on execution of the definitive agreement. During the three months ended September 30, 2014, the portion of the license payment that was non-contingent and non-refundable was recorded as license revenue in the consolidated statements of operations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction date and the settlement date, the Company recorded a foreign exchange transaction loss of $101,283 for the three months ended September 30, 2014.

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2015:
Money Market Account	$47,363,849	$47,363,849	$-	$-
June 30, 2015:
Money Market Account	$26,946,378	$26,946,378	$-	$-

(8)           ACCRUED EXPENSES:

Accrued expenses consist of the following:

	September 30, 2015	June 30, 2015
Clinical study costs	$5,676,759	$5,594,839
Other research related expenses	418,823	176,105
Professional services	90,635	201,831
Other	61,369	250,708
	$6,247,586	$6,223,483

(9)           NOTES PAYABLE:

Notes payable consist of the following:

	September 30, 2015	June 30, 2015
Notes payable under venture loan	$20,000,000	$10,000,000
Unamortized related debt discount	(474,282)	(218,914)
Notes payable	$19,525,718	$9,781,086

Less: current portion	907,259	-

Long-term portion	$18,618,459	$9,781,086

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

On July 2, 2015, the Company closed on a $10.0 million venture loan led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and which includes an interest-only payment period for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at September 30, 2015. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

On December 23, 2014, the Company closed on a $10.0 million venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at September 30, 2015, and June 30, 2015. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under these loan agreements are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

These loan agreements include customary affirmative and restrictive covenants, but do not include any covenants to attain or maintain specified financial metrics.  These loan agreements include customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of September 30, 2015, the Company was in compliance with all of its loan covenants.

(10)           STOCKHOLDERS’ EQUITY:

Stock Warrants - On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of Palatin common stock. Certain funds managed by QVT Financial LP invested $5.0 million and another accredited investment fund invested $15.0 million. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20.0 million, with net proceeds, after deducting estimated offering expenses, of approximately $19.8 million.

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

During the three months ended September 30, 2015, the Company issued 10,890,889 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01.

Stock Options – In June 2015, the Company issued 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $57,577 of stock-based compensation expense related to these options during the three months ended September 30, 2015.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period. The Company recognized $20,683 and $45,219, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2015 and 2014.

Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

Restricted Stock Units – In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $150,328 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2015.

In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period. The Company recognized $29,901, and $115,627, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2015 and 2014.

Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in 2015 and 2014 vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation cost for the three months ended September 30, 2015 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $41,905, and $91,625 for the three months ended September 30, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended June 30, 2015.

In this quarterly report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2015, have not changed as of September 30, 2015. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual response. Bremelanotide is in Phase 3 clinical trials, with patient enrollment projected to be completed this calendar year, and topline results in the third quarter of calendar 2016;

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

We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH. The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual arousal response. We initiated patient enrollment in Phase 3 clinical trials in the fourth quarter of calendar 2014, and expect patient enrollment to be completed this calendar year, with topline results in the third quarter of calendar 2016. We cannot assure you that the Phase 3 data will support approval of bremelanotide for FSD or that the U.S. Food and Drug Administration, or FDA will approve an NDA for bremelanotide.

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

Results of Operations

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Revenue – We recognized no revenue for the three months ended September 30, 2015. For the three months ended September 30, 2014, we recognized approximately $4.9 million in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter.

In August 2014, we entered into a license, co-development and commercialization agreement with Gedeon Richter, which provided for approximately $9.8 million in upfront payments. The non-refundable portion of the upfront payment, $4.9 million, was recorded as revenue in the three months ended September 30, 2014. On September 16, 2015, the Company and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement.

Research and Development – Research and development expenses were approximately $10.6 million for the three months ended September 30, 2015 compared to $2.9 million for the three months ended September 30, 2014.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were approximately $9.9 million for the three months ended September 30, 2015 compared to approximately $2.4 million for the three months ended September 30, 2014. Spending to date has been primarily related our bremelanotide for the treatment of FSD program. The increase in research and development expenses is mainly attributable to the continued progress of Phase 3 clinical trials of bremelanotide for FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was approximately $0.7 million for the three months ended September 30, 2015 compared to approximately $0.5 million for the three months ended September 30, 2014.

Cumulative spending from inception to September 30, 2015 is approximately $203.4 million on our bremelanotide program and approximately $122.8 million on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were approximately $1.2 million for the three months ended September 30, 2015 compared to approximately $1.1 million for the three September 30, 2014.

Other Income (Expense) – Total other income (expense), net, was $(612,000) and $(99,000), respectively, for the three months ended September 30, 2015 and 2014. For the three months ended September 30, 2015, we recognized $16,000 of interest income offset by $(628,000) of interest expense primarily related to our venture debt.  For the three months ended September 30, 2014, we recognized $4,000 of interest income offset by a $(101,000) foreign exchange transaction loss and $(2,000) of interest expense.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

●	the development and testing of products in animals and humans;
●	product approval or clearance;
●	regulatory compliance;
●	good manufacturing practices, or GMP compliance;
●	intellectual property rights;
●	product introduction;
●	marketing, sales and competition; and
●	obtaining sufficient capital.

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

During the three months ended September 30, 2015, cash used for operating activities was $9.4 million, compared to cash provided by operating activities of $5.7 million for the three months ended September 30, 2014. The difference for the three months ended September 30, 2015 and 2014 was primarily attributable to the upfront payment relating to the license, co-development and commercialization agreement with Gedeon Richter and secondarily attributable to the increase in expenses relating to the Phase 3 clinical trial program with bremelanotide for FSD. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the three months ended September 30, 2015, net cash used for investing activities was $17,695 for capital expenditures. During the three months ended September 30, 2014 there were no investing activities.

During the three months ended September 30, 2015, net cash provided by financing activities of $29.6 million consisted of a private placement of $19.9 million, a loan of $9.9 million net of related debt issuance costs offset by approximately $138,287 for the payment of withholding taxes related to restricted stock units and capital lease payments. During the three months ended September 30, 2014, net cash used in financing activities of $122,068 was for the payment of withholding taxes related to restricted stock units.

As of September 30, 2015, our cash and cash equivalents were $47.5 million and our current liabilities were $10.6 million. Management believes that our existing capital resources will be adequate to fund our planned operations through the quarter ending September 30, 2016. Assuming the Phase 3 clinical trials of bremelanotide for FSD are successful, as to which there can be no assurance, we will need additional funding to complete submission of required regulatory applications to the FDA for bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and we may never become profitable. As of September 30, 2015, we had an accumulated deficit of $304.1 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of September 30, 2015, we had cash and cash equivalents of $47.5 million, with current liabilities of $10.6 million. On July 2, 2015, we closed on an equity private placement, with net proceeds of $19.8 million, and a concurrent $10.0 million loan, with net proceeds of $9.8 million. We believe we have sufficient currently available working capital to fund our currently planned operations through the quarter ending September 30, 2016. We will need additional funding to complete development of our bremelanotide for FSD program, including regulatory filings for product approval. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

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

There is one FDA approved product for treatment of FSD, Flibanserin sold under the trade name ADDYI, which started marketing in October 2015. As a result, the actual market size and market dynamics are unknown, and there is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating FSD. While we believe that an on-demand drug for FSD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for FSD may never achieve significant market acceptance. In addition, we believe reimbursement of bremelanotide from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be limited, and that the ultimate user will pay all or a substantial part of the cost of bremelanotide for FSD. If the market opportunity for bremelanotide is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from bremelanotide. If bremelanotide for FSD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates which could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, intellectual property, research and development or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we begin commercializing any of our products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

●
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●
HIPPA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

●
The federal federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations

We are highly dependent on our management team, senior staff professionals and third-party contractors and consultants, and the loss of their services could materially adversely affect our business.

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

The availability of government reimbursement for prescription drugs will be impacted by the Budget Control Act of 2011, which was signed into law on August 2, 2011. This law is expected to result in federal spending cuts totaling between $1.2 trillion and $1.5 trillion over the next decade, over half of which will include cuts in Medicare and other health-related spending.

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

For the 12-month period ended September 30, 2015, the price of our stock has been volatile, ranging from a high of $1.58 per share to a low of $0.59 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of November 10, 2015. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on November 10, 2015, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of November 10, 2015 there were 121,240,354 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of November 10, 2015, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;
●	5,093,702 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $24.90 per share;
●	1,024,442 shares issuable under restricted stock units which vest on dates between June 11, 2016 and June 11, 2019, subject to the fulfillment of service conditions; and
●	115,061,618 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.1	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.1	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
10.1
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
			8-K	July 7, 2015	001-15543
10.2	Securities Purchase Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.3	Registration Rights Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.4	Termination Agreement, dated September 16, 2015, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K	September 18, 2015	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 12, 2015	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 12, 2015	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.1	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.1	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
10.1
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
			8-K	July 7, 2015	001-15543
10.2	Securities Purchase Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.3	Registration Rights Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.4	Termination Agreement, dated September 16, 2015, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K	September 18, 2015	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X