Form 10-Q
period 2015-12-31
PALATIN TECHNOLOGIES INC
filed 2016-02-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

As of February 10, 2016, 68,030,008 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2015	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$31,990,606	$27,299,268
Available-for-sale investments	1,377,633	-
Prepaid expenses and other current assets	1,716,058	1,896,747
Total current assets	35,084,297	29,196,015

Property and equipment, net	118,660	123,158
Other assets	191,074	155,279
Total assets	$35,394,031	$29,474,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,376,279	$1,106,484
Accrued expenses	5,646,697	6,223,483
Notes payable, net of discount	1,909,821	-
Capital lease obligations	26,636	25,871
Total current liabilities	9,959,433	7,355,838

Notes payable, net of discount, net of current portion	17,665,725	9,781,086
Capital lease obligations	28,236	41,749
Other non-current liabilities	265,217	91,304
Total liabilities	27,918,611	17,269,977

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,030 shares as of December 31, 2015 and 4,697 shares as of June 30, 2015, respectively	40	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 68,030,008 shares as of December 31, 2015 and 57,128,433 shares as of June 30, 2015, respectively	680,300	571,284
Additional paid-in capital	324,163,388	303,332,460
Accumulated other comprehensive loss	(9,389)	-
Accumulated deficit	(317,358,919)	(291,699,316)
Total stockholders’ equity	7,475,420	12,204,475
Total liabilities and stockholders’ equity	$35,394,031	$29,474,452

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

REVENUES:
License revenue	$-	$8,019,415	$-	$12,951,730

OPERATING EXPENSES:
Research and development	11,272,307	4,273,571	21,870,021	7,197,537
General and administrative	1,356,117	1,423,206	2,556,054	2,537,667
Total operating expenses	12,628,424	5,696,777	24,426,075	9,735,204

(Loss) income from operations	(12,628,424)	2,322,638	(24,426,075)	3,216,526

OTHER INCOME (EXPENSE):
Interest income	8,234	6,199	23,974	9,998
Interest expense	(629,494)	(31,857)	(1,257,502)	(33,587)
Foreign exchange transaction loss	-	(51,700)	-	(152,983)
Total other income (expense), net	(621,260)	(77,358)	(1,233,528)	(176,572)

(Loss) income before income taxes	(13,249,684)	2,245,280	(25,659,603)	3,039,954
Income tax benefit	-	531,508	-	531,508

NET (LOSS) INCOME	(13,249,684)	2,776,788	(25,659,603)	3,571,462

Basic net (loss) income per common share	$(0.08)	$0.03	$(0.16)	$0.03

Diluted net (loss) income per common share	$(0.08)	$0.03	$(0.16)	$0.03

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	156,358,586	109,314,460	156,268,094	108,134,179

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	156,358,586	109,815,718	156,268,094	108,888,313

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

Net (loss) income	$(13,249,684)	$2,776,788	$(25,659,603)	$3,571,462

Other comprehensive (loss) income:
Unrealized (loss) on available-for-sale investments	(9,389)	-	(9,389)	-

Total comprehensive (loss) income	$(13,259,073)	$2,776,788	$(25,668,992)	$3,571,462

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(25,659,603)	$3,571,462
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	22,193	55,185
Non-cash interest expense	161,478	8,486
Stock-based compensation	800,748	512,390
Changes in operating assets and liabilities:
Accounts receivable	-	(3,035,400)
Prepaid expenses and other assets	229,186	(1,255,646)
Accounts payable	1,269,795	1,152,758
Accrued expenses	(445,111)	1,412,699
Deferred revenue	-	(1,000,000)
Other non-current liabilities	173,913	-
Net cash (used in) provided by operating activities	(23,447,401)	1,421,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,387,022)	-
Purchases of property and equipment	(17,695)	-
Net cash used in investing activities	(1,404,717)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(12,748)	-
Payment of withholding taxes related to restricted
stock units	(131,959)	(122,067)
Proceeds from the sale of warrants, net of costs	19,834,278	19,348,000
Proceeds from the issuance of notes payable and warrants	10,000,000	10,000,000
Payment of debt issuance costs	(146,115)	(138,000)
Net cash provided by financing activities	29,543,456	29,087,933

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,691,338	30,509,867

CASH AND CASH EQUIVALENTS, beginning of period	27,299,268	12,184,605

CASH AND CASH EQUIVALENTS, end of period	$31,990,606	$42,694,472

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$922,111	$2,601
Issuance of warrants in connection with debt financing	305,196	267,820
Unrealized loss on available-for-sale investments	9,389	-
Interest accrued on long-term debt	-	22,500
Equipment acquired under capital lease	-	80,000
Non-cash equity financing costs in accounts payable	-	490,000
Non-cash equity financing costs in accrued expenses	-	285,000
Non-cash debt financing costs in accounts payable	-	10,000
Non-cash debt financing costs in accrued expenses	-	60,000

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2015 of $317.4 million and incurred a net loss for the three and six months ended December 31, 2015 of $13.2 million and $25.7 million, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2015, the Company’s cash, cash equivalents and investments were $33.4 million. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin recetptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80.0 million, of which $38.7 million has been expensed to date.

Management believes that the Company’s existing capital resources will be adequate to fund its planned operations through the quarter ending September 30, 2016.  Additional funding will be needed to complete development of our bremelanotide for FSD program, including regulatory filings for product approval and to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA. The Company may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and six months ended December 31, 2014, 100% of revenues were from Gedeon Richter Plc. (Gedeon Richter). For the three and six months ended December 31, 2015, the Company had no revenues reported.

(2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2015 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2016.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $31,811,576 and $26,946,378 in a money market account at December 31, 2015 and June 30, 2015, respectively.

Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet, based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of other comprehensive (loss) income.

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

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and available-for-sale investments. Total cash and cash equivalent balances have exceeded insured balances by the Federal Depository Insurance Company (FDIC).

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro-rata vesting are determined using the quoted market price of the Company’s common stock on the date of grant and allocated to periods on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations.

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

The Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were exercisable starting at July 2, 2015 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 2, 2015 (Note 12).

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three and six months ended December 31, 2015 and 2014:

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Numerator:
Net (loss) income	$(13,249,684)	$2,776,788	$(25,659,603)	$3,571,462

Denominator:
Weighted average common shares outstanding - Basic	156,358,586	109,314,460	156,268,094	108,134,179

Effect of dilutive shares:
Common stock equivalents arising from stock options and warrants	-	346,867	-	560,572
Restricted stock units	-	154,391	-	193,562
Weighted average common shares outstanding - Diluted	156,358,586	109,815,718	156,268,094	108,888,313

Net (loss) income per common share:
Basic	$(0.08)	$0.03	$(0.16)	$0.03
Diluted	$(0.08)	$0.03	$(0.16)	$0.03

For the periods ended December 31, 2015 and 2014, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, and Series E 2015 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings), and the vesting of restricted stock units amounted to an aggregate of 34,901,635, and 29,378,689 shares, respectively, and are excluded in the weighted average number of common shares outstanding used in computing diluted net (loss) income per common share as they are anti-dilutive. For the three and six months ended December 31, 2015, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive for this period.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on July 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures; however, at the present time the Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities.” The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

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

In August 2013, the Company received an initial payment of $1.0 million from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6.7 million ($8.8 million) on execution of the definitive agreement. During the six months ended December 31, 2014, a previously received upfront payment of €7.5 million ($9.8 million) was recorded as license revenue in the consolidated statements of operations, of which $4.9 million was recorded in the three months ended September 30, 2014 for the non-refundable and non-contingent portion of the license fee and $4.9 million was recorded in the three months ended December 31, 2014 upon the initiation of the Phase 3 clinical trials when such portion became non-refundable per the agreement. During the three months ended December 31, 2014, the Company recorded revenue related to a milestone payment due of €2.5 million ($3.1 million) upon the initiation of the Company’s Phase 3 clinical trial program in the United States, which the Company initiated in December 2014.

As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction date and the settlement date, the Company recorded a foreign exchange transaction loss of $51,700 and $152,983 for the three and six months ended December 31, 2014, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
(7)           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31, 2015	June 30, 2015
Clinical study costs	$1,369,904	$1,641,605
Deferred financing costs	121,320	72,823
Other	224,834	182,319
	$1,716,058	$1,896,747

 (8)           INVESTMENTS:

The following summarizes the carrying value of our available-for-sale investments at December 31, 2015, which consist of corporate debt securities:

December 31, 2015
Cost	$1,387,022
Gross unrealized loss	(9,389)
Fair value	$1,377,633

There were no available-for-sale investments at June 30, 2015.

 (9)           FAIR VALUE MEASUREMENTS:

The fair value of cash equivalents and corporate debt securities are classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2015:
Corporate debt securities	$1,377,633	$1,377,633	$-	$-
Money market account	31,811,576	31,811,576	-	-
TOTAL	$33,189,209	$33,189,209	$-	$-
June 30, 2015:
Money market account	$26,946,378	$26,946,378	$-	$-

(10)           ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31, 2015	June 30, 2015
Clinical study costs	$5,185,991	$5,594,839
Other research related expenses	340,067	176,105
Professional services	98,617	201,831
Other	22,022	250,708
	$5,646,697	$6,223,483

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
(11)           NOTES PAYABLE:

Notes payable consist of the following:

	December 31, 2015	June 30, 2015
Notes payable under venture loan	$20,000,000	$10,000,000
Unamortized related debt discount	(424,454)	(218,914)
Notes payable	$19,575,546	$9,781,086

Less: current portion	1,909,821	-

Long-term portion	$17,665,725	$9,781,086

On July 2, 2015, the Company closed on a $10.0 million venture loan led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and which includes an interest-only payment period for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at December 31, 2015. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

On December 23, 2014, the Company closed on a $10.0 million venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at December 31, 2015, and June 30, 2015. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under these loan agreements are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

These loan agreements include customary affirmative and restrictive covenants, but do not include any covenants to attain or maintain specified financial metrics.  These loan agreements include customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of December 31, 2015, the Company was in compliance with all of its loan covenants.

(12)           STOCKHOLDERS’ EQUITY:

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

During the six months ended December 31, 2015, the Company issued 10,890,889 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01.

Stock Options – In June 2015, the Company issued 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $62,443 and $120,020, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2015.

In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period. The Company recognized $22,431 and $43,114, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2015 and $46,523 and $93,046, respectively, during the three and six months ended December 31, 2014.

Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

Restricted Stock Units – In December 2015, the Company granted 625,000 restricted stock units to its executive officers and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. The Company determined that the performance condition was not probable of achievement on the date of grant since such condition is outside the control of the Company.  The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250. The Company is amortizing the fair value over the derived service period of 0.96 years. The Company recognized $22,202 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2015.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan.  The fair value of these restricted stock units is $425,000, $231,200 and $136,000, respectively. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant.  The Company recognized $167,756 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2015.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $150,328 and $300,656, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2015.

In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period. The Company recognized $29,900 and $59,801, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2015, and $115,626 and $231,253, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2014.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)
Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in June 2015 and June 2014 vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation cost for the three and six months ended December 31, 2015 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $45,294 and $87,199, respectively, and $97,770 and $188,091, respectively, for the three and six months ended December 31, 2014.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2015, have not changed as of December 31, 2015. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an on-demand subcutaneous injectable peptide melanocortin receptor agonist, for treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual response. Bremelanotide is in Phase 3 clinical trials. Patient enrollment was completed in the fourth quarter of calendar 2015, and last patient out and topline results are projected for the third quarter of calendar 2016;

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

We are developing subcutaneously administered bremelanotide for the treatment of FSD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH. The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual arousal response. We initiated patient enrollment in Phase 3 clinical trials in the fourth quarter of calendar 2014, and completed patient enrollment in the fourth quarter this calendar year, and last patient out and topline results are projected in the third quarter of calendar 2016. We cannot assure you that the Phase 3 data will support approval of bremelanotide for FSD or that the U.S. Food and Drug Administration, or FDA, will approve an NDA for bremelanotide.

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

Results of Operations

Three and Six Months Ended December 31, 2015 Compared to the Three and Six Months Ended December 31, 2014

Revenue – We recognized no revenue for the three and six months ended December 31, 2015. For the three and six months ended December 31, 2014, we recognized $8.0 million and $12.9 million, respectively, in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter.

In August 2014, we entered into a license, co-development and commercialization agreement with Gedeon Richter, which provided for approximately $9.8 million in upfront payments. The non-refundable portion of the upfront payment, $4.9 million, was recorded as revenue in the three months ended September 30, 2014 and the remaining balance was recorded as revenue in the three months ended December 31, 2014, which became non-refundable upon initiation of our Phase 3 clinical trial program in the United States. We also recognized $3.1 million in the three months ended December 31, 2014 relating to the milestone payment due upon initiation of our Phase 3 clinical trial program in the United States, which was initiated in December 2014. On September 16, 2015, the Company and Gedeon Richter mutually and amicably terminated the license, co-development and commercialization agreement.

Research and Development – Research and development expenses were approximately $11.3 million and $21.9 million, respectively, for the three and six months ended December 31, 2015 compared to $4.3 million and $7.2 million, respectively,  for the three and six months ended December 31, 2014.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were approximately $10.5 million and $20.4 million, respectively, for the three and six months ended December 31, 2015 compared to approximately $3.7 million and $6.1 million, respectively, for the three and six months ended December 31, 2014. Spending to date has been primarily related our bremelanotide for the treatment of FSD program. The increase in research and development expenses is mainly attributable to the continued progress of Phase 3 clinical trials of bremelanotide for FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was approximately $0.8 million and $1.5 million, respectively, for the three and six months ended December 31, 2015 compared to approximately $0.6 million and $1.1 million, respectively, for the three and six months ended December 31, 2014.

Cumulative spending from inception to December 31, 2015 is approximately $214.2 million on our bremelanotide program and approximately $123.3 million on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were approximately $1.4 million and $2.6 million, respectively, for the three and six months ended December 31, 2015 compared to approximately $1.4 million and $2.5 million, respectively, for the three and six months ended December 31, 2014.

Other Income (Expense) – Total other income (expense), net, was $(621,000) and $(1.2) million, respectively, for the three and six months ended December 31, 2015 and $(77,000) and $(176,000), respectively, for the three and six months ended December 31, 2014. For the three and six months ended December 31, 2015, we recognized $8,000 and $24,000, respectively, of interest income offset by $(629,000) and $(1.3) million of interest expense primarily related to our venture debt.  For the three and six months ended December 31, 2014, we recognized $6,000 and $10,000, respectively, of interest income offset by foreign exchange transaction losses of $(52,000) and $(153,000), respectively and $(31,000) and $(33,000), respectively, of interest expense.

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

During the six months ended December 31, 2015, cash used for operating activities was $23.4 million, compared to cash provided by operating activities of $1.4 million for the six months ended December 31, 2014. The difference for the six months ended December 31, 2015 and 2014 was primarily attributable to the increase in expenses relating to the Phase 3 clinical trial program with bremelanotide for FSD and secondarily attributable to the upfront payment relating to the license, co-development and commercialization agreement with Gedeon Richter. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the six months ended December 31, 2015, net cash used for investing activities was $1.4 million consisting primarily of the purchase of investments. During the six months ended December 31, 2014 there were no investing activities.

During the six months ended December 31, 2015, net cash provided by financing activities was $29.5 million which consisted of a private placement of $19.8 million, a loan of $9.9 million net of related debt issuance costs offset by approximately $145,000 for the payment of withholding taxes related to restricted stock units and capital lease payments. During the six months ended December 31, 2014, net cash provided by financing activities was $29.1 million which consisted of a private placement of $19.3 million, a loan of $9.9 million net of related issuance costs offset by approximately $122,000 for the payment of withholding taxes related to restricted stock units.

As of December 31, 2015, our cash, cash equivalents and investments were $33.4 million and our current liabilities were $10.0 million. Management believes that our existing capital resources will be adequate to fund our planned operations through the quarter ending September 30, 2016. Assuming the Phase 3 clinical trials of bremelanotide for FSD are successful, as to which there can be no assurance, we will need additional funding to complete submission of required regulatory applications to the FDA for bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA. We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and we may never become profitable. As of December 31, 2015, we had an accumulated deficit of $317.4 million. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

As of December 31, 2015, we had cash, cash equivalents and investments of $33.4 million, with current liabilities of $10.0 million. On July 2, 2015, we closed on an equity private placement, with net proceeds of $19.8 million, and a concurrent $10.0 million loan, with net proceeds of $9.9 million. We believe we currently have sufficient available working capital to fund our planned operations through the quarter ending September 30, 2016. We will need additional funding to complete development of our bremelanotide for FSD program, including regulatory filings for product approval. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

We have initiated Phase 3 clinical trials of bremelanotide for FSD and patient enrollment was completed in the fourth quarter of 2015, but we may be required to curtail or delay our bremelanotide for FSD program unless we have adequate funds to complete the program. We estimate that the bremelanotide for FSD program, including regulatory filings for product approval, will cost at least $80.0 million, of which $38.7 million has been expensed to date. We will seek funds to support the program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

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

We rely on research institutions to conduct our clinical trials, and this reliance results in less control over the timing and cost of clinical trials and limits our ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, or if any such agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.

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

We rely on third parties over whom we have no control to conduct preclinical studies, clinical trials and other research for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

We have limited research or development staff and do not have dedicated research or development facilities. As a result, we rely on third parties and independent contractors, such as researchers at CROs and universities, in certain areas that are particularly relevant to our research and product development plans. We engage such researchers to conduct our preclinical studies, clinical trials and associated tests. These outside contractors are not our employees and may terminate their engagements with us at any time. In addition, we have limited control over the resources that these contractors devote to our programs and they may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. There is also competition for these relationships, and we may not be able to maintain our relationships with our contractors on acceptable terms. If our third-party contractors do not carry out their duties under their agreements with us, fail to meet expected deadlines or fail to comply with appropriate standards for preclinical or clinical research, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be materially adversely affected.

Production and supply of our product candidates depend on contract manufacturers over whom we have no control.

We do not have the facilities to manufacture bremelanotide, the autoinjector component of our bremelanotide combination product, PL-3994, PL-8177, other melanocortin receptor agonist compounds or our other potential products. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality systems regulations, or QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, and for four years after our 2014 and 2015 private placements, unless the FDA earlier approves bremelanotide for FSD, the purchasers have the right of first negotiation on any subsequent equity or debt financing. Under our 2012 private placement, if we do not agree to terms of a financing with the purchasers, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. Under our 2014 and 2015 private placements, if we do not agree to terms of a financing with the purchasers, depending on pricing of the financing, the purchasers have the right to purchase between 83.5% and all of the financing. We will require significant additional resources and capital for our Phase 3 bremelanotide clinical trial program and other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012, 2014 and 2015 private placements may make it more difficult to raise additional funding through public or private equity or debt financings or other sources. If we are able to obtain additional funding, such funding may not be available on acceptable terms

Under agreements relating to our 2012, 2014 and 2015 private placements, so long as any Series A 2012, Series B 2012, Series C 2014 and Series E 2015 warrants are outstanding, we are required to redeem such warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.

Under the purchase agreements and forms of our Series A, Series B, Series C and Series E warrants for our 2012, 2014 and 2015 private placements, if we permit, make or allow a takeover, change of control or other fundamental transaction, including any transfer of all or substantially all of our properties or assets, then so long as any warrants remain outstanding we are required, as elected by such warrant holders, to pay such holders a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. The application of these provisions could adversely affect our financial position and have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Under agreements relating to our 2012, 2014 and 2015 private placements, so long as any Series A 2012, Series B 2012, Series C 2014 and Series E 2015 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of such warrants.

Under the purchase agreements and forms of our Series A, Series B, Series C and Series E warrants for our 2012, 2014 and 2015 private placements, so long as any such warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of any such warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

●	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

●	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

●	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

●	achievement or rejection of regulatory approvals by our competitors or by us;

●	announcements of technological innovations or new commercial products by our competitors or by us;

●	developments concerning proprietary rights, including patents;

●	developments concerning our collaborations;

●	regulatory developments in the United States and foreign countries;

●	economic or other crises and other external factors;

●	period-to-period fluctuations in our revenue and other results of operations;

●	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products;

●	changes in financial estimates and recommendations by securities analysts following our business or our industry;

●	sales of our common stock (or the perception that such sales could occur); and

●	the other factors described in this “Risk Factors” section.

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

For the 12-month period ended December 31, 2015, the price of our stock has been volatile, ranging from a high of $1.58 per share to a low of $0.62 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of February 10, 2016. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on February 10, 2016, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of February 10, 2016 there were 123,343,292 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of February 10, 2016, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●	5,156,640 shares issuable on the exercise of stock options, at exercise prices ranging from $0.60 to $24.90 per share;

●	3,064,442 shares issuable under restricted stock units which vest on dates between June 11, 2016 and January 11, 2020, subject to the fulfillment of service conditions; and

●	115,061,618 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 356 shares were withheld during the three-month period ended December 31, 2015 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1-31, 2015	356	$0.79	-	-
November 1-30, 2015	-	-	-	-
December 1-31, 2015	-	-	-	-
Total	356	$0.79	-	-

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.1	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	X
10.2	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	X
10.3	Amended form of Restricted Share Unit Agreement for non-employee Directors under the 2011 Stock Incentive Plan.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 12, 2016	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 12, 2016	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.1	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	X
10.2	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	X
10.3	Amended form of Restricted Share Unit Agreement for non-employee Directors under the 2011 Stock Incentive Plan.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X