Form 10-Q
period 2016-03-31
PALATIN TECHNOLOGIES INC
filed 2016-05-16
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 11, 2016, 68,040,008 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Statements in this quarterly report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). The forward-looking statements in this quarterly report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this quarterly report on Form 10-Q, including, without limitation, the following are forward looking statements:

•	estimates of our expenses, future revenue, capital requirements;
•	our ability to obtain additional financing on terms acceptable to us, or at all;
•	our ability to advance product candidates into, and successfully complete, clinical trials;
•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
•	the timing or likelihood of regulatory filings and approvals;
•	our expectations regarding the results and the timing of results in our Phase 3 clinical trials of bremelanotide for female sexual dysfunction, or FSD;
•	our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for FSD in the United States and Europe;
•	the potential for commercialization of bremelanotide for FSD and other product candidates, if approved, by us;
•	our expectations regarding the potential market size and market acceptance for bremelanotide for FSD and our other product candidates, if approved for commercial use;
•	our ability to compete with other products and technologies similar to our product candidates;
•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;
•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;
•	our ability to recognize the potential value of our licensing arrangements with third parties;
•	the potential to achieve revenues from the sale of our product candidates;
•	our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers;
•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;
•	the retention of key management, employees and third-party contractors;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
•	our compliance with federal and state laws and regulations;
•	the timing and costs associated with obtaining regulatory approval for our product candidates;
•	the impact of fluctuations in foreign exchange rates;
•	the impact of legislative or regulatory healthcare reforms in the United States;
•	our ability to adapt to changes in global economic conditions; and
•	our ability to remain listed on the NYSE MKT.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$21,767,276	$27,299,268
Available-for-sale investments	1,382,193	-
Prepaid expenses and other current assets	1,493,455	1,896,747
Total current assets	24,642,924	29,196,015

Property and equipment, net	107,632	123,158
Other assets	164,127	155,279
Total assets	$24,914,683	$29,474,452

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$1,783,282	$1,106,484
Accrued expenses	7,802,224	6,223,483
Notes payable, net of discount	3,475,518	-
Capital lease obligations	27,028	25,871
Total current liabilities	13,088,052	7,355,838

Notes payable, net of discount, net of current portion	16,149,855	9,781,086
Capital lease obligations	21,330	41,749
Other non-current liabilities	352,174	91,304
Total liabilities	29,611,411	17,269,977

Stockholders’ (deficiency) equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,030 shares as of March 31, 2016 and 4,697 shares as of June 30, 2015, respectively	40	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 68,040,008 shares as of March 31, 2016 and 57,128,433 shares as of June 30, 2015, respectively	680,400	571,284
Additional paid-in capital	324,680,839	303,332,460
Accumulated other comprehensive loss	(2,570)	-
Accumulated deficit	(330,055,437)	(291,699,316)
Total stockholders’ (deficiency) equity	(4,696,728)	12,204,475
Total liabilities and stockholders’ (deficiency) equity	$24,914,683	$29,474,452

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

REVENUES:
License revenue	$-	$-	$-	$12,951,730

OPERATING EXPENSES:
Research and development	10,676,342	7,588,437	32,546,363	14,785,974
General and administrative	1,409,406	1,133,954	3,965,460	3,671,621
Total operating expenses	12,085,748	8,722,391	36,511,823	18,457,595

Loss from operations	(12,085,748)	(8,722,391)	(36,511,823)	(5,505,865)

OTHER (EXPENSE) INCOME:
Interest income	15,062	14,696	39,036	24,694
Interest expense	(625,832)	(311,170)	(1,883,334)	(344,757)
Foreign exchange transaction loss	-	(131,673)	-	(284,656)
Total other income (expense), net	(610,770)	(428,147)	(1,844,298)	(604,719)

Loss before income taxes	(12,696,518)	(9,150,538)	(38,356,121)	(6,110,584)
Income tax benefit	-	-	-	531,508

NET LOSS	(12,696,518)	(9,150,538)	(38,356,121)	(5,579,076)

Basic and diluted net loss per common share	$(0.08)	$(0.07)	$(0.25)	$(0.05)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	156,368,617	134,008,239	156,301,259	116,632,958

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net loss	$(12,696,518)	$(9,150,538)	$(38,356,121)	$(5,579,076)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	6,819	-	(2,570)	-

Total comprehensive loss	$(12,689,699)	$(9,150,538)	$(38,358,691)	$(5,579,076)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,356,121)	$(5,579,076)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,221	86,777
Non-cash interest expense	244,476	93,419
Stock-based compensation	1,318,298	775,051
Changes in operating assets and liabilities:
Prepaid expenses and other assets	447,824	(1,741,997)
Accounts payable	676,798	2,064,498
Accrued expenses	1,710,417	1,414,078
Deferred revenue	-	(1,000,000)
Other non-current liabilities	260,870	-
Net cash used in operating activities	(33,664,217)	(3,887,250)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(1,387,022)	-
Purchases of property and equipment	(17,695)	-
Net cash used in investing activities	(1,404,717)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(19,262)	(6,145)
Payment of withholding taxes related to restricted
stock units	(131,959)	(122,067)
Proceeds from exercise of warrants	-	204,148
Proceeds from the sale of warrants, net of costs	19,834,278	18,565,249
Proceeds from the issuance of notes payable and warrants	10,000,000	10,000,000
Payment of debt issuance costs	(146,115)	(209,366)
Net cash provided by financing activities	29,536,942	28,431,819

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,531,992)	24,544,569

CASH AND CASH EQUIVALENTS, beginning of period	27,299,268	12,184,605

CASH AND CASH EQUIVALENTS, end of period	$21,767,276	$36,729,174

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,377,987	$251,338
Issuance of warrants in connection with debt financing	305,196	267,820
Unrealized loss on available-for-sale investments	2,570	-
Equipment acquired under capital lease	-	80,000

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

Business Risk and Liquidity – The Company has incurred negative cash flows from operations since its inception and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2016 of $330,055,437  and incurred a net loss for the three and nine months ended March 31, 2016 of $12,696,518 and $38,356,121, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2016, the Company’s cash, cash equivalents and investments were $23,149,469. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for FSD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin recetptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $80,000,000, of which approximately $48,000,000 has been expensed to date.

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

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the nine months ended March 31, 2016, the Company had no revenues. For the nine months ended March 31, 2015, the Company recognized $12,951,730 in revenue, 100% of which were from Gedeon Richter Plc. (Gedeon Richter).

(2)           BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2016 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2016.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $21,588,921 and $26,946,378 in a money market account at March 31, 2016 and June 30, 2015, respectively.

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

The Company did not have a sale of New Jersey state net operating loss (NJ NOL) carryforwards during the nine months ended March 31, 2016 and therefore did not record a tax benefit. During the nine months ended March 31, 2015, the Company sold NJ NOL carryforwards, which resulted in the recognition of $531,508 in tax benefits.

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

The Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were exercisable starting at July 2, 2015 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 2, 2015 (Note 11).

For the periods ended March 31, 2016 and 2015, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, and Series E 2015 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings), and the vesting of restricted stock units amounted to an aggregate of 32,453,811 and 29,209,040 shares, respectively, and are excluded in the weighted average number of common shares outstanding used in computing net loss per share as the impact would be anti-dilutive.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(4)           NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company on July 1, 2017, with early application permitted. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

 (5)           AGREEMENT WITH GEDEON RICHTER:

In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for FSD in Europe and selected countries. On September 16, 2015, the Company and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement. In connection with the termination of the license agreement, all rights and licenses to co-develop and commercialize bremelanotide for FSD indications granted by the Company under the license agreement to Gedeon Richter terminated and reverted to the Company, and neither party has any future material obligations under the license agreement. Neither the Company nor Gedeon Richter incurred any early termination penalties or other payment or reimbursement obligations as a result of the termination of the license agreement.

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

In August 2013, the Company received an initial payment of $1,000,000 from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6,700,000 ($8,763,347) on execution of the definitive agreement. During the nine months ended March 31, 2015, the upfront payment of €7,500,000 ($9,763,347) was recorded as license revenue in the consolidated statements of operations. During the nine months ended March 31, 2015, the Company recorded revenue related to a milestone payment due of €2,500,000 ($3,188,383) upon the initiation of the Company’s Phase 3 clinical trial program in the United States.

As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction date and the settlement date, the Company recorded a foreign exchange transaction loss of $131,673 and $284,656 for the three and nine months ended March 31, 2015, respectively.

(6)           PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31, 2016	June 30, 2015
Clinical study costs	$1,155,236	$1,641,605
Deferred financing costs	117,355	72,823
Other	220,864	182,319
	$1,493,455	$1,896,747

(7)           INVESTMENTS:

The following summarizes the carrying value of our available-for-sale investments at March 31, 2016, which consist of corporate debt securities:

March 31, 2016
Cost	$1,387,022
Amortization of premium	(2,259)
Gross unrealized loss	(2,570)
Fair value	$1,382,193

There were no available-for-sale investments at June 30, 2015.

 (8)           FAIR VALUE MEASUREMENTS:

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2016:
Corporate debt securities	$1,382,193	$1,382,193	$-	$-
Money market account	21,588,921	21,588,921	-	-
TOTAL	$22,971,114	$22,971,114	$-	$-
June 30, 2015:
Money market account	$26,946,378	$26,946,378	$-	$-

(9)           ACCRUED EXPENSES:

Accrued expenses consist of the following:

	March 31, 2016	June 30, 2015
Clinical study costs	$7,339,527	$5,594,839
Other research related expenses	348,526	176,105
Professional services	61,392	201,831
Other	52,779	250,708
	$7,802,224	$6,223,483

(10)           NOTES PAYABLE:

Notes payable consist of the following:

	March 31, 2016	June 30, 2015
Notes payable under venture loan	$20,000,000	$10,000,000
Unamortized related debt discount	(374,627)	(218,914)
Notes payable	$19,625,373	$9,781,086

Less: current portion	3,475,518	-

Long-term portion	$16,149,855	$9,781,086

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at March 31, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

On December 23, 2014, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of Palatin common stock exercisable at an exercise price of $0.75 per share. The Company has recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at March 31, 2016, and June 30, 2015. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under these loan agreements are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.

These loan agreements include customary affirmative and restrictive covenants, but do not include any covenants to attain or maintain specified financial metrics.  These loan agreements include customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of March 31, 2016, the Company was in compliance with all of its loan covenants.

(11)           STOCKHOLDERS’ (DEFICIENCY) EQUITY:

Stock Warrants - On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of Palatin common stock. Certain funds managed by QVT Financial LP invested $5,000,000 and another accredited investment fund invested $15,000,000. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20,000,000, with net proceeds, after deducting estimated offering expenses, of $19,834,278.

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

During the nine months ended March 31, 2016, the Company issued 10,890,889 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01.

Stock Options – In June 2015, the Company issued 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $62,443 and $187,328, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2016.

In June 2014, the Company granted 325,000 options to its executive officers, 143,400 options to its employees and 135,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $265,726, $117,247 and $97,530, respectively, over the vesting period. The Company recognized $22,431 and $67,292, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2016 and $46,907 and $140,720, respectively, during the three and nine months ended March 31, 2015.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

Restricted Stock Units – In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. The Company determined that the performance condition was not probable of achievement on the date of grant since such condition is outside the control of the Company.  The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250. The Company is amortizing the fair value over the derived service period of 0.96 years. The Company recognized $86,879 and $109,082, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The fair value of these restricted stock units is $425,000, $231,200 and $136,000, respectively. The Company recognized $107,631 and $275,387, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $150,328 and $450,984, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

In June 2014, the Company granted 325,000 restricted stock units to its executive officers, 143,400 restricted stock units to its employees and 135,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $331,500, $146,268 and $137,700, respectively, over the vesting period. The Company recognized $29,900 and $89,702, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016, and $112,867 and $344,120, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2015.

Restricted stock units granted to the Company’s executive officers, employees and non-employee directors in June 2015 and June 2014 vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation cost for the three and nine months ended March 31, 2016 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $57,938 and $138,523, respectively, and $102,887 and $290,211, respectively, for the three and nine months ended March 31, 2015.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our annual report on Form 10-K for the year ended June 30, 2015, have not changed as of March 31, 2016. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

•
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

•
Melanocortin receptor-4, or MC4r, compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, erectile dysfunction or ED, obesity and diabetes;

•
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

•
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

Key elements of our business strategy include:

•	Using our technology and expertise to develop and commercialize products in our active drug development programs;

•
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing;

•	Partially funding our product development programs with the cash flow generated from research collaboration and license agreements and any potential future agreements with third parties; and

•	Completing development and seeking regulatory approval of bremelanotide for FSD and our other product candidates.

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

Results of Operations

Three and Nine Months Ended March 31, 2016 Compared to the Three and Nine Months Ended March 31, 2015

Revenue – We recognized no revenue for the three and nine months ended March 31, 2016.  We recognized no revenue for the three months ended March 31, 2015 and for the nine months ended March 31, 2015, we recognized $12,951,730 in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter.

In August 2014, we entered into a license, co-development and commercialization agreement with Gedeon Richter, which provided for $9,763,347 in upfront payments. The non-refundable portion of the upfront payment, $4,932,315, was recorded as revenue in the three months ended September 30, 2014 and the remaining balance was recorded as revenue in the three months ended December 31, 2014, which became non-refundable upon initiation of our Phase 3 clinical trial program in the United States. We also recognized $3,188,383 in the three months ended December 31, 2014 relating to the milestone payment due upon initiation of our Phase 3 clinical trial program in the United States, which was initiated in December 2014. On September 16, 2015, the Company and Gedeon Richter mutually and amicably terminated the license, co-development and commercialization agreement.

Research and Development – Research and development expenses were $10,676,342 and $32,546,363, respectively, for the three and nine months ended March 31, 2016 compared to $7,588,437 and $14,785,974 respectively, for the three and nine months ended March 31, 2015. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $9,630,951 and $29,999,237, respectively, for the three and nine months ended March 31, 2016 compared to $6,886,709 and $12,997,364, respectively, for the three and nine months ended March 31, 2015. Spending to date has been primarily related our bremelanotide for the treatment of FSD program. The increase in research and development expenses is mainly attributable to the continued progress of Phase 3 clinical trials of bremelanotide for FSD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $1,045,391 and $2,547,126, respectively, for the three and nine months ended March 31, 2016 compared to $701,728 and $1,788,610, respectively, for the three and nine months ended March 31, 2015.

Cumulative spending from inception to March 31, 2016 is approximately $224,500,000 on our bremelanotide program and approximately $123,700,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,409,406 and $3,965,460, respectively, for the three and nine months ended March 31, 2016 compared to $1,133,954 and $3,671,621, respectively, for the three and nine months ended March 31, 2015.  The increase in general and administrative expenses is mainly attributable to the recognition of stock-based compensation primarily related to the restricted stock units granted in December 2015.

Other Income (Expense) – Total other income (expense), net, was $(610,770) and $(1,844,298), respectively, for the three and nine months ended March 31, 2016 and $(428,147) and $(604,719), respectively, for the three and nine months ended March 31, 2015. For the three and nine months ended March 31, 2016, interest income recognized was offset by $(625,832) and $(1,883,334) of interest expense primarily related to our venture debt.  For the three and nine months ended March 31, 2015, interest income recognized was offset by foreign exchange transaction losses of $(131,673) and $(284,656), respectively and $(311,170) and $(344,757), respectively, of interest expense.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices, or GMP compliance;

•	intellectual property rights;

•	product introduction;

•	marketing, sales and competition; and

•	obtaining sufficient capital.

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

During the nine months ended March 31, 2016, cash used for operating activities was $33,664,217, compared to $3,887,250 for the nine months ended March 31, 2015. The increase was primarily attributable to the increase in expenses relating to the Phase 3 clinical trial program with bremelanotide for FSD during the nine months ended March 31, 2016 and secondarily attributable to the upfront payment relating to the license, co-development and commercialization agreement with Gedeon Richter recorded in the nine months ended March 31, 2015. Our periodic accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the nine months ended March 31, 2016, net cash used for investing activities was $1,404,717 consisting primarily of the purchase of investments. During the nine months ended March 31, 2015 there were no investing activities.

During the nine months ended March 31, 2016, net cash provided by financing activities was $29,536,942 which consisted of a private placement with net proceeds of $19,834,278, a loan of $9,853,885 net of related debt issuance costs offset by $151,221 for the payment of withholding taxes related to restricted stock units and capital lease payments. During nine months ended March 31, 2015, net cash provided by financing activities was $28,431,819 which consisted of a private placement with net proceeds of $18,565,249, a loan of $9,790,634 net of related issuance costs and $204,148 of proceeds from the exercise of warrants offset by $128,212 for the payment of withholding taxes related to restricted stock units and capital lease payments.

As of March 31, 2016, our cash, cash equivalents and investments were $23,149,469 and our current liabilities were $13,088,052. Management believes that our existing capital resources will be adequate to fund our planned operations through the quarter ending September 30, 2016. Assuming the Phase 3 clinical trials of bremelanotide for FSD are successful, as to which there can be no assurance, we will need additional funding to complete submission of required regulatory applications to the FDA for bremelanotide for FSD. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA. We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have never been profitable and we may never become profitable. As of March 31, 2016, we had an accumulated deficit of $330,055,437. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	the ability to raise additional capital on acceptable terms, or at all;

•	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•
whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety and efficacy of our product candidates or any future product candidates;

•	the prevalence, duration and severity of potential side effects experienced with our product candidates or future approved products, if any;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•
achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

•
the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with GMP;

•	a continued acceptable safety profile and efficacy during clinical development and following approval of our product candidates or any future product candidates;

•
our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•
acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•	our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

•	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

•	our ability to in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

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

As of March 31, 2016, we had cash, cash equivalents and investments of $23,149,469, with current liabilities of $13,088,052. On July 2, 2015, we closed on an equity private placement, with net proceeds of $19,834,278, and a concurrent $10,000,000 loan, with net proceeds of $9,853,885. We believe we currently have sufficient existing capital resources to fund our planned operations through the quarter ending September 30, 2016. We will need additional funding to complete development of our bremelanotide for FSD program, including regulatory filings for product approval. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.

We have initiated Phase 3 clinical trials of bremelanotide for FSD and patient enrollment was completed in the fourth quarter of 2015, but we may be required to curtail or delay our bremelanotide for FSD program unless we have adequate funds to complete the program. We estimate that the bremelanotide for FSD program, including regulatory filings for product approval, will cost at least $80,000,000, of which approximately $48,000,000 has been expensed to date. We will seek funds to support the program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

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

Our future capital requirements depend on many factors, including:

•	the results of our Phase 3 clinical trials for bremelanotide for FSD;

•	the timing of, and the costs involved in, obtaining regulatory approvals for bremelanotide for FSD and our other product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing bremelanotide for FSD, PL-3994 or any future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if bremelanotide for FSD, PL-3994 or any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing bremelanotide for FSD, PL-3994 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

•
timely completion of, or need to conduct additional, clinical trials, including our Phase 3 clinical trials in the United States for bremelanotide for FSD, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	our ability to demonstrate to the satisfaction of the FDA the safety and efficacy of bremelanotide for FSD or any future product candidates through clinical trials;

•	whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of bremelanotide for FSD or any future product candidates;

•
the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement, relating to our lead indications of bremelanotide for FSD;

•	our success in educating physicians and patients about the benefits, administration and use of bremelanotide for FSD or any future product candidates, if approved;

•	the prevalence and severity of adverse events experienced with bremelanotide for FSD or any future product candidates or approved products;

•	the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, to be used as part of our bremelanotide combination product;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	our ability to raise additional capital on acceptable terms to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to bremelanotide for FSD or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•
our ability to manufacture clinical trial supplies of bremelanotide for FSD or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

•	our ability to successfully commercialize bremelanotide for FSD or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to bremelanotide for FSD or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of bremelanotide for FSD or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile and efficacy of bremelanotide for FSD or any future product candidates following approval.

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

Our product candidates are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

•	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

•	failure to design appropriate clinical trial protocols;

•	uncertainty regarding proper dosing;

•	inability to develop or obtain a supplier for an autoinjector device that meets the FDA’s medical device requirements;

•	insufficient data to support regulatory approval;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	inability to add a sufficient number of clinical trial sites; or

•	the availability of sufficient capital to sustain operations and clinical trials.

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

We may be unable to commercialize our product candidates on a timely basis due to unexpected delays in our human clinical trials. Potential delaying events include:

•	discovery of serious or unexpected toxicities or side effects experienced by study participants or other safety issues;

•
slower than expected rates of subject recruitment and enrollment rates in clinical trials resulting from numerous factors, including the prevalence of other companies’ clinical trials for their product candidates for the same indication, or clinical trials for indications for which patients do not as commonly seek treatment;

•
difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•	difficulty in obtaining institutional review board, or IRB, approval for studies to be conducted at each site;

•	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

•	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

•	changes in applicable laws, regulations and regulatory policies;

•
delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations, or CROs, clinical trial sites and other third-party contractors;

•	failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

•
failure by us, our employees, our CROs or their employees or any partner with which we may collaborate or their employees to comply with applicable FDA or other regulatory requirements relating to the conduct of clinical trials or the handling, storage, security and recordkeeping for drug, medical device and biologic products;

•
delays in the scheduling and performance by the FDA of required inspections of us, our CROs, our suppliers, or our clinical trial sites, and violations of law or regulations by discovered in the course of FDA inspections;

•	scheduling conflicts with participating clinicians and clinical institutions; or

•	difficulty in maintaining contact with subjects during or after treatment, which may result in incomplete data.

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

Regulatory approval for the marketing and sale of any of our product candidates does not assure the product’s commercial success. Any approved product will compete with other products manufactured and marketed by major pharmaceutical and other biotechnology companies. If any of our product candidates are approved by the FDA and do not achieve adequate market acceptance, our business, financial condition and results of operations will be materially adversely affected. The degree of market acceptance of any such product will depend on a number of factors, including:

•	perceptions by members of the healthcare community, including physicians, about the safety and effectiveness of any such product;

•	cost-effectiveness relative to competing products and technologies;

•	availability of reimbursement for our products from third-party payers such as health insurers, health maintenance organizations and government programs such as Medicare and Medicaid; and

•	advantages over alternative treatment methods.

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

If we identify side effects or other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to reformulate such products or change the way the product is manufactured;

•	we may become the target of lawsuits, including class action suits; and

•	our reputation in the market place may suffer resulting in a significant drop in the sales of such products.

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

There are three oral FDA-approved PDE-5 inhibitor drugs for the treatment of ED, other approved products and devices for ED, and other products in development for treatment of ED, including products in clinical trials. There is competition to develop drugs for ED in patients non-responsive to PDE-5 inhibitor drugs.

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

As discussed above, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to bremelanotide, other melanocortin receptor agonist compounds and PL-3994. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than bremelanotide, other melanocortin receptor agonist compounds or PL-3994. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

We rely on third parties over whom we have no control to conduct preclinical studies, clinical trials and other research for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

We have limited research and development staff and do not have dedicated research or development facilities. As a result, we rely on third parties and independent contractors, such as researchers at CROs and universities, in certain areas that are particularly relevant to our research and product development plans. We engage such researchers to conduct our preclinical studies, clinical trials and associated tests. These outside contractors are not our employees and may terminate their engagements with us at any time. In addition, we have limited control over the resources that these contractors devote to our programs and they may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. There is also competition for these relationships, and we may not be able to maintain our relationships with our contractors on acceptable terms. If our third-party contractors do not carry out their duties under their agreements with us, fail to meet expected deadlines or fail to comply with appropriate standards for preclinical or clinical research, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be materially adversely affected.

Production and supply of our product candidates depend on contract manufacturers over whom we have no control, with the risk that we may not have adequate supplies of our product candidates or products.

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

Reliance on third-party manufacturers entails risk, to which we would not be subject if we manufactured product candidates or products ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control;

•	the possible termination or non-renewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us; and

•	drug product supplies not meeting the requisite requirements for clinical trial use.

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

We may need to hire additional employees in order to commercialize our product candidates in the future. Any inability to manage future growth could harm our ability to commercialize our product candidates, increase our costs and adversely impact our ability to compete effectively.

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

Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on industry accepted measures and technology to secure confidential and proprietary information maintained on our computer systems. However, these measures and technology may not adequately prevent security breaches. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates which could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, intellectual property, research and development or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

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

•
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

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPPA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•
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

•
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

Both before and after regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising and promotion and record keeping related to the product candidates are subject to extensive regulatory requirements. If we fail to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities, we could be subject to administrative or judicially imposed sanctions, including:

•	restrictions on the products or manufacturing process;

•	warning letters;

•	civil or criminal penalties;

•	fines;

•	injunctions;

•
imposition of a Corporate Integrity Agreement requiring heightened monitoring of our compliance functions, overseen by outside monitors, and enhanced reporting requirements to, and oversight by, the FDA and other government agencies;

•	product seizures or detentions and related publicity requirements;

•	suspension or withdrawal of regulatory approvals;

•	regulators or IRBs may not authorize us or any potential future collaborators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	total or partial suspension of production; and

•	refusal to approve pending applications for marketing approval of new product candidates.

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

•	submission to the FDA of a new drug application, or NDA, that must be accompanied by a substantial “user fee” payment;

•	FDA review and approval of the NDA before any commercial marketing or sale; and

•	compliance with post-approval commitments and requirements.

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

From time to time, legislation is drafted and introduced in Congress, and court decisions are issued, that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of bremelanotide for FSD or any future product candidates. We cannot determine what effect changes in regulations, statutes, court decisions, legal interpretation or policies, when and if promulgated, enacted, issued or adopted may have on our business in the future. Such changes could, among other things:

•	require changes to manufacturing methods;

•	require recall, replacement or discontinuance of one or more of our products;

•	require additional recordkeeping;

•	limit or restrict our ability to engage in certain types of marketing or promotional activities;

•	alter or eliminate the scope or terms of any currently available regulatory exclusivities; and

•	restrict or eliminate our ability to settle any patent litigation we may bring against potential generic competitors.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products;

•	changes in financial estimates and recommendations by securities analysts following our business or our industry;

•	sales of our common stock (or the perception that such sales could occur); and

•	the other factors described in this “Risk Factors” section.

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

For the 12-month period ended March 31, 2016, the price of our stock has been volatile, ranging from a high of $1.58 per share to a low of $0.36 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of May 11, 2016. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on May 11, 2016, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of May 11, 2016 there were 120,643,780 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of May 11, 2016, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

•	5,020,390 shares issuable on the exercise of stock options, at exercise prices ranging from $0.49 to $24.90 per share;

•	3,054,442 shares issuable under restricted stock units which vest on dates between June 11, 2016 and January 11, 2020, subject to the fulfillment of service conditions; and

•	112,508,356 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share.

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

Our common shares are listed on the NYSE MKT, a national securities exchange, under the symbol “PTN”. Although we currently meet the NYSE MKT’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that we will be able to continue to meet the NYSE MKT’s listing requirements. If we fail to satisfy the continued listing requirements of the NYSE MKT, such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE MKT may take steps to de-list our common stock. If the NYSE MKT delists our securities for trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•
a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 16, 2016	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 16, 2016	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X