Form 10-K/A
period 2015-06-30
PALATIN TECHNOLOGIES INC
filed 2016-08-01
CIK 911216

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
Large accelerated filer [ ]                                                                           Accelerated filer [ ]
Non-accelerated filer [ ]                                                                           Smaller reporting company [X]
                                          Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2014): $29,660,859.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 17, 2015): 68,029,352.

Explanatory Note
On September 18, 2015, Palatin Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended June 30, 2015 (the “Initial Report”). The Company inadvertently omitted the name and conformed signature of its auditors, KPMG LLP, on the Report of Independent Registered Public Accounting Firm (the “Report”), filed as Exhibit 23 to the Initial Report. The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to correct the Report to include the name and conformed signature of KPMG LLP.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment. There are no changes to the Initial Report other than those set forth above. This Amendment does not reflect events occurring after the filing of the Initial Report, nor does it modify or update disclosures therein in any way. Among other things, forward-looking statements made in the Initial Report have not been revised to reflect events that occurred or facts that became known to us after the filing of the Initial Report, and such forward-looking statements should be read in their historical context. Accordingly, the Amendment should be read in conjunction with the Initial Report and with our filings with the SEC subsequent to the Initial Report, including any amendments to such filings. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL

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
PALATIN TECHNOLOGIES, INC.
By: /s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: August 1, 2016

Exhibit Index

Exhibit Number	Description of Exhibit
23	Consent of KPMG LLP, independent registered public accounting firm.*

31.1	Certification of Chief Executive Officer (principal executive officer).*

31.2	Certification of Chief Financial Officer (principal financial officer).*

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
____________________________
*Exhibit filed or furnished with this report.

5