Form 10-K
period 2016-06-30
PALATIN TECHNOLOGIES INC
filed 2016-09-19
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2015): $44,069,665.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 16, 2016): 85,934,037.

PALATIN TECHNOLOGIES, INC.

Forward-Looking Statements
Statements in this Annual Report on Form 10-K (this Annual Report), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, those relating to our current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” will,” “may,” “estimate,” “continue,” “anticipated,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” or the negative of these terms or other similar expressions. Such forward-looking statements involve substantial risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, and any of those made in our other reports filed with the Securities and Exchange Commission, or the SEC. Except as required by law, we do not intend, and undertake no obligation, to publicly update forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.
In this Annual Report, references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

PART I

Item 1. Business.
Overview
We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder, or HSDD, which is a type of female sexual dysfunction, or FSD, defined as low desire with associated distress. In addition, we have drug candidates or development programs for obesity, erectile dysfunction, cardiovascular diseases, pulmonary diseases, inflammatory diseases and dermatologic diseases.
The following drug development programs are actively under development:
●
Bremelanotide, an as needed subcutaneous injectable peptide melanocortin receptor agonist, for treatment of HSDD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). The novel mechanism of action involves activating endogenous melanocortin hormone pathways involved in sexual response. Bremelanotide has completed the efficacy portion of patient studies in the primary Phase 3 clinical studies;
●
Melanocortin receptor-4, or MC4r, compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, HSDD, erectile dysfunction or ED, obesity and diabetes;
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

Our Strategy
Key elements of our business strategy include:
●
Using our technology and expertise to develop and commercialize products in our active drug development programs;
●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing;
●
Partially funding our product development programs with the cash flow generated from research collaboration and license agreements and any potential future agreements with third parties; and
●
Completing development and seeking regulatory approval of bremelanotide for HSDD and our other product candidates.
Our Melanocortin Receptor-Specific Programs
The melanocortin system is involved in a large and diverse number of physiologic functions. Therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, pigmentation disorders and inflammation-related diseases.
Bremelanotide for HSDD. We are developing subcutaneously administered bremelanotide for the treatment of HSDD in premenopausal women. HSDD is characterized by a decrease in sexual desire with significant personal distress or interpersonal difficulty as a result of the lack of desire. Bremelanotide is a melanocortin agonist with a mechanism of action involving activation of endogenous neuronal pathways regulating sexual arousal and desire responses.
We initiated patient screening in our Phase 3 clinical study program of bremelanotide for the treatment of HSDD in premenopausal women, called the RECONNECT STUDY, in the fourth quarter of calendar 2014, completed patient enrollment in the fourth quarter of calendar 2015, and completed the last patient visits in the double blind, or efficacy, portion of the studies in the third quarter of calendar 2016. Topline results are projected early fourth quarter of calendar 2016. The open-label safety extension portion of the RECONNECT STUDY is continuing. We cannot assure you that the Phase 3 efficacy data will support approval of bremelanotide for HSDD or that the U.S. Food and Drug Administration, or FDA, will approve a new drug application, or NDA, for bremelanotide.
Phase 3 Clinical Program. Prior to initiating our Phase 3 RECONNECT STUDY clinical program, we reached preliminary agreement with the FDA on key aspects of the bremelanotide efficacy Phase 3 pivotal registration studies, including HSDD patient population, primary and key secondary efficacy endpoints, general study design, dose selection and safety monitoring. In addition, the FDA agreed that the Phase 2 data adequately characterized blood pressure and heart rate signals of bremelanotide. The FDA also agreed that the intranasal Definitive QTc study (an electrocardiographic evaluation), the carcinogenicity studies and the reproductive toxicity studies we conducted were acceptable for NDA submission.
The RECONNECT STUDY is being conducted in premenopausal women diagnosed with HSDD, either with or without arousal difficulties. HSDD is the single largest specific diagnosis in FSD. We enrolled a combined total of approximately 1,250 randomized subjects in the two pivotal efficacy studies, which are double blind placebo-controlled, randomized parallel group studies. Each study had two arms, one a 1.75 mg bremelanotide dose and one a placebo. The double blind or efficacy portion of each study consisted of a 24-week treatment evaluation period, with primary and key secondary endpoints of satisfying sexual events, or SSEs, the Female Sexual Function Index, or FSFI, desire subdomain (a 28 day recall), and question 13 of the Female Sexual Distress Scale-Desire/Arousal/Orgasm, or FSDS-DAO, questionnaire.
The last patient visits for efficacy portion of the RECONNECT STUDY were completed in the third quarter of calendar 2016. Patients in the efficacy portion of the RECONNECT STUDY had the option, after completion of the randomized portion of the study, to continue in an open-label safety extension study, in which all patients receive the 1.75 mg bremelanotide dose. The open-label safety extension study has enrolled approximately 680 patients. The open-label safety extension study will continue through the third quarter of calendar 2017, and the purpose of the extension study is to gather additional data on the safety of long-term and repeated use of bremelanotide.
The analysis of Phase 3 efficacy data is anticipated to be completed in the fourth quarter of calendar 2016. Assuming we believe that the Phase 3 data will support approval of bremelanotide for HSDD by FDA, we will conduct drug interaction and other ancillary studies, and certain chemistry, manufacturing and controls activities, required for FDA approval in the fourth quarter of calendar 2016 and first half of calendar 2017. We anticipate submitting an NDA to FDA for approval of bremelanotide for HSDD in mid-calendar 2017. We cannot assure you that the Phase 3 data will support approval of bremelanotide for HSDD or that the FDA will approve an NDA for bremelanotide.
In the RECONNECT STUDY patients self-administer bremelanotide with a single-use autoinjector pen. The bremelanotide single-use autoinjector pen, intended to be the commercial drug product, does not have a visible needle, is stored at room temperature and is easy to use. Women administer bremelanotide by pressing the autoinjector pen collar against either their thigh or abdomen, and the autoinjector pen automatically introduces the needle, administers the dose of bremelanotide under the skin and audibly signals when the drug has been delivered and the needle is retracted.

Phase 2B Clinical Study Results. The bremelanotide RECONNECT STUDY was predicated on the results of a Phase 2B clinical study of bremelanotide. The Phase 2B clinical study was a multicenter, placebo-controlled, randomized, parallel group, dose-finding trial testing three dose levels, 0.75 mg, 1.25 mg and 1.75 mg, of subcutaneously administered bremelanotide against placebo in premenopausal women diagnosed with hypoactive sexual desire disorder, female sexual arousal disorder or both. The 1.75 mg dose demonstrated clinically meaningful and statistically significant results for all predefined endpoints and was well-tolerated. Full data on the Phase 2B clinical study was presented at the March 2013 annual meeting of the International Society for the Study of Women’s Sexual Health, and was published in Women’s Health, 12:3425-337 (2016).
The Phase 2B clinical study enrolled 395 premenopausal women across 66 sites within the United States and Canada, with patients randomized to one of three bremelanotide treatment arms and a placebo arm for 16 weeks of treatment. The objective of the Phase 2B study was to measure safety and efficacy in premenopausal women with hypoactive sexual desire disorder, female sexual arousal disorder or both of bremelanotide compared to placebo. In the Phase 2B study, subcutaneous doses of bremelanotide and placebo were self-administered by the patient prior to a sexual encounter. The primary efficacy endpoint was change from baseline to end of study in the number of SSEs, with pre-specified analysis of pooled 1.25 and 1.75 mg doses compared to placebo.
In the Phase 2B clinical study, the primary endpoint data analysis of 327 premenopausal women with hypoactive sexual desire disorder, female sexual arousal disorder or both showed statistically significant and clinically meaningful increases in the number of SSEs, and statistically significant and clinically meaningful improvement in secondary endpoint measures of overall sexual functioning and distress related to sexual dysfunction, for women taking bremelanotide compared to placebo. Satisfying sexual events were measured with an event log and overall sexual functioning and distress related to sexual dysfunction were measured using validated patient reported outcome measurement tools. Bremelanotide showed a statistically significant increase from baseline in the number of SSEs compared against placebo at both the 1.75 mg dose and pooled results of the 1.75 and 1.25 mg doses. The mean increase in SSEs at 1.75 mg dose levels was 0.8 SSEs per month, from 1.8 to 2.6, with a p value of 0.021 against placebo. For the pooled doses, the mean increase in SSEs was 0.7 SSEs per month, from 1.6 to 2.4 (a 50% increase), with a p value of 0.018 against placebo. By contrast, with placebo, the mean change from baseline was from 1.7 to 1.9 (a 12% increase) in SSEs. The 0.75 mg dose demonstrated a response that was not significant different from placebo.
The mean change from baseline in a validated measurement tool of overall sexual functioning, the FSFI total score, was 4.4 at the 1.75 mg dose level, compared to 1.88 for placebo, with a p value of 0.0021 against placebo. For the pooled doses, the FSFI total score mean change from baseline was 3.55, compared to 1.88 for placebo, with a p value of 0.0017 against placebo. The FSFI is a 19-item questionnaire measuring improvement in arousal, desire and overall sexual function.
The mean change from baseline in a validated measurement tool of distress related to sexual dysfunction, the FSDS-DAO total score, was -13.1 at the 1.75 mg dose level, compared to -6.8 for placebo, with a p value of 0.0005 against placebo. For the pooled doses, the FSDS-DAO total score mean change from baseline was -11.1, compared to -6.8 for placebo, with a p value of 0.036 against placebo. The FSDS-DAO is a 15-item questionnaire that measures personal distress associated with HSDD.
A significantly higher percentage of women receiving the 1.75 mg bremelanotide dose – 55% – achieved a clinically meaningful change from baseline of at least one satisfying sexual event, compared to 37% of women receiving placebo. In addition, compared against placebo a significantly higher percentage of women also achieved a clinically meaningful improvement in sexual function, as measured by the FSFI (53% vs. 29%), and a clinically meaningful decrease in distress associated with sexual dysfunction as measured by the FSDS-DAO (69% vs. 45%).
Using a validated self-assessment questionnaire of treatment benefit, 79.5% of blinded patients receiving the 1.75 mg dose of bremelanotide reported they benefited from taking the drug, compared to 48.4% of blinded patients receiving placebo.
Bremelanotide was well-tolerated during the Phase 2B clinical study. The most common types of treatment-emergent adverse events reported more frequently in the bremelanotide arms were facial flushing, nausea, emesis and headache, which were mainly mild-to-moderate in severity. Adverse events that most commonly led to discontinuation were nausea and emesis, with less than 3% discontinuation due to an adverse event. Twenty-six patients, evenly distributed among placebo and active arms of the Phase 2B clinical study, met the predefined blood pressure withdrawal criteria. Drug treated patients had approximately a 2 mm Hg change in blood pressure, predominately during the first four hours following dosing. No serious adverse events were attributable to bremelanotide during the trial.

Medical Need — HSDD. Hypoactive sexual desire disorder, either with or without arousal difficulties, is the largest single category of FSD. Female sexual dysfunction is a multifactorial condition that has anatomical, physiological, medical, psychological and social components, and is defined as persistent or recurring problems during one or more of the stages of sexual response with associated distress. HSDD has a significant impact on a patient’s self-image, relationships and general well-being. The 2006 PRESIDE (Prevalence of Female Sexual Problems Associated with Distress and Determinants of Treatment Seeking) study, a cross-sectional, population-based survey of 31,581 female adult respondents in the United States published in 2008 in the journal Obstetrics & Gynecology, found that approximately 22% of women reported a sexual problem and 11% were women with HSDD. Based on the number of premenopausal women in the United States according to the U.S. Census, the presenting market size of premenopausal women with primary HSDD is at least 5.1 million women.
Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of HSDD. Bremelanotide is intended for as needed use and is self-administered by the patient thirty minutes to one hour prior to anticipated sexual activity. We selected a simple and patient-friendly single-use autoinjector pen used in the RECONNECT STUDY and intended for commercialization of the bremelanotide drug product.
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
We have worldwide rights for bremelanotide for FSD, HSDD and all other indications. We are in active discussions with potential partners for U.S. marketing and commercialization rights for bremelanotide for HSDD. We may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.
Prior Clinical Trials. We have completed several Phase 1 clinical studies in which various safety parameters, including blood pressure effects of subcutaneously administered bremelanotide, were studied. Based in part on these studies, our Phase 2B clinical trial assessed the magnitude and duration of blood pressure effect, and determined that subcutaneous administration of selected doses of bremelanotide for treatment of HSDD in premenopausal women provides acceptable control of blood pressure effects. We have also completed clinical studies involving an alternative route of administration. Bremelanotide has been administered in 34 clinical studies involving about 3,000 subjects, including studies of premenopausal and postmenopausal women with HSDD and other forms of FSD and men with ED.
MC1r Peptide Agonists. We have conducted preclinical animal studies with MC1r peptide drug candidates for inflammatory disease and autoimmune indications. The MC1r is upregulated in a number of diseases, including inflammatory bowel disease, nephritis, which is inflammation of the kidneys, and rheumatoid arthritis, and ocular indications such as uveitis and dry eye. We believe that MC1r peptides have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of pro-inflammatory responses. MC1r peptides also have potential application in a number of dermatologic indications, including vitiligo and erythropoietic protoporphyria.
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
Animal studies that we have conducted with our MC1r peptide drug candidates have shown positive results in experimental models of inflammatory bowel disease, uveitis and nephritis. We are continuing to conduct studies on a number of different indications. We have completed preclinical toxicology testing on PL-8177 and chemistry, controls and manufacturing activities to support Phase 1 studies, and anticipate filing an IND application on PL-8177.
Next Generation MC4r Peptide and Small Molecule Agonists. We have developed a series of highly selective MC4r peptides and are developing orally active small molecules. In developing these compounds, we examined effectiveness in animal models of sexual response, obesity and related metabolic signals, and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these compounds may have significant commercial potential for treatment of conditions responsive to MC4r activation, including HSDD, FSD, ED, obesity and diabetes. We are engaged in preclinical activities with these compounds, and are evaluating potential pharmaceutical applications.

We have selected an internal lead compound for obesity, designated PL-8905, which has over 100-fold functional selectivity for MC4r over MC1r with minimal effect on blood pressure and limited central nervous system penetration. PL-8905 exhibits significant chemical and metabolic stability.
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
Other Melanocortin Receptor-Specific Programs. We are continuing drug discovery efforts in the melanocortin receptor field, primarily developing peptide compounds, including highly selective MC1r agonists and peptides specific for MC4r, including both agonists and antagonists.
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
We believe that PL-3994 has the potential to treat heart failure with preserved ejection fraction, or HFpEF, which is a high unmet medical need with no approved treatment options, heart failure with reduced ejection fraction, or HFrEF, and patients with reduced levels of endogenous active natriuretic peptides, such as corin deficiencies, which is a high unmet medical need in patients with a poor response to current therapies, with the objective to restore normal natriuretic peptide function.
We have planned a repeat dose Phase 2 clinical trial in patients with HFpEF, HFrEF and corin deficiency to evaluate safety profiles and symptom relief as well as pharmacokinetic (period to metabolize or excrete the drug) and pharmacodynamic (period of action or effect of the drug) endpoints. Analysis will include cardiac imaging and measurement of left ventricular ejection fraction. Contingent on adequate available funds, we intend to initiate this trial in the first half of calendar 2017. Assuming favorable results from this trial, we have planned a repeat dose Phase 2 proof-of-principle clinical trial in patients with heart failure, which would involve treatment for a three- to six-month period, and would evaluate safety, cardiac function, effects on remodeling, symptom improvement and hospitalization admission rates. Contingent on adequate available funds, the proof-of-principle Phase 2 trial will be initiated following completion of the first repeat dose Phase 2 clinical trial.
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
Clinical Studies with PL-3994. Human clinical studies of PL-3994 commenced with a Phase 1 trial, which concluded in 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. The evaluations included safety, tolerability, pharmacokinetics and several pharmacodynamic endpoints, including levels of cGMP. Dosing concluded with the successful achievement of the primary endpoint of the study, a pre-specified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

Later in 2008, we conducted a Phase 2A trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. In this trial, which was a randomized, double-blind, placebo-controlled, single ascending dose study in 21 volunteers, the objective was to demonstrate that PL-3994 can be given safely to patients taking antihypertensive medications commonly used in heart failure and hypertension patients. Dosing concluded with the successful achievement of the primary endpoint of the study, a pre-specified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses. Based on the studies to date, PL-3994 is ready for Phase 2 safety and efficacy studies.
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
Technologies We Use
We used a rational drug design approach to discover and develop proprietary peptide, peptide mimetic and small molecule agonist compounds, focusing on melanocortin and natriuretic peptide receptor systems. Computer-aided drug design models of receptors are optimized based on experimental results obtained with peptides and small molecules that we develop. With our approach, we believe we are developing an advanced understanding of the factors which drive agonism.
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
Amount Spent on Research and Development Activities
Research and development expenses were approximately $43.1 million for the fiscal year ended June 30, 2016, or fiscal 2016, $24.6 million for the fiscal year ended June 30, 2015, or fiscal 2015, and $10.8 million for the fiscal year ended June 30, 2014, or fiscal 2014.
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
Bremelanotide for Treatment of HSDD. There is competition and financial incentive to develop, market and sell drugs for the treatment of HSDD and other forms of FSD. Flibanserin, sold under the trade name Addyi®, is the only drug currently approved in the United States for treatment of HSDD. Flibanserin, a non-hormonal oral serotonin 5-HT1A agonist, 5-HT2A antagonist, which requires chronic dosing, was approved by the FDA on August 18, 2015 for treatment of premenopausal women with HSDD. The FDA approval included a risk evaluation and mitigation strategy, or REMS, because of the increased risk of severe hypotension and syncope due to the interaction between flibanserin and alcohol, and a Boxed Warning to highlight the risks of severe hypotension and syncope in patients who drink alcohol during treatment with flibanserin, in those who also use moderate or strong CYP3A4 inhibitors, and in those who have liver impairment. Approval by the FDA followed a positive FDA advisory committee recommendation in June 2015. We are aware of several other drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. An oral fixed-dose combination of two antidepressants, bupropion and trazodone, is reported to be entering Phase 2 studies in premenopausal women with HSDD. Another company is developing two different oral fixed-dose combination drugs, one a combination of sildenafil and testosterone and the other a combination of testosterone and buspirone hydrochloride, and has conducted Phase 2 studies. Libigel®, a testosterone gel, completed two Phase 3 efficacy trials for treatment of FSD in surgically post-menopausal women, but did not show statistical separation from placebo in those trials. Intrinsa, a transdermal testosterone patch, successfully completed a Phase 3 clinical program, but was not approved in the United States based on potential long-term use safety risks of cancer and cardiovascular adverse events. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for HSDD.
PL-3994 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human atrial natriuretic peptide drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to atrial natriuretic peptide, have been investigated for treatment of congestive heart failure, but we are not aware of any active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to have completed Phase 2 clinical trials for acute heart failure. A combination drug comprised of sacubitril and valsartan developed by Novartis AG, sold under the trade name Entresto®, inhibits both the angiotensin II receptor and neprilysin (an enzyme which inactivates endogenous active natriuretic peptides). This combination drug, which was approved by the FDA in July 2015, results in increases of endogenous active ANP levels, and thus has a mechanism of action with similarities to PL-3994. In a Phase 3 trial, the combination drug was compared to an angiotensin-converting-enzyme inhibitor, enalapril, in heart failure patients with reduced ejection fraction. It significantly improved the rate of death from cardiovascular causes, significantly reduced hospitalization for heart failure and significantly improved heart failure symptoms. This combination drug demonstrated that upregulation of the natriuretic peptide system in combination with angiotensin-converting-enzyme inhibition is superior to angiotensin-converting-enzyme inhibition alone, and thus provides validation of the natriuretic peptide system as a target for improving outcomes in treating heart failure patients. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.
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
We own two issued United States patents claiming the bremelanotide substance and an issued patent claiming the bremelanotide substance in each of Australia, Austria, Belgium, Brazil, Canada, Cyprus, Denmark, Finland, France, Germany, Greece, Hong Kong, Ireland, Italy, Japan, Korea, Luxembourg, Mexico, Monaco, Netherlands, New Zealand, Portugal, Spain, Sweden, Switzerland, and the United Kingdom. The issued United States patents have a term until 2020, which term may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. Whether we will be able to obtain patent term extensions under the Hatch-Waxman Amendments and the length of any such extension cannot be determined until the FDA approves for marketing, if ever, a product in which bremelanotide is the active ingredient. In addition, the claims of issued patents covering bremelanotide may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent, and under the Hatch-Waxman Amendments, potentially receive approval of a competing generic version of our product or products even before a court rules on the validity or infringement of our patents.
We own an issued United States patent and pending patent applications in the United States for methods of treating FSD with bremelanotide, and related patent applications are pending in Australia, Brazil, Canada, China, Colombia, Georgia, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, Ukraine, Vietnam and before the European and Eurasian patent offices. The issued United States patent has a term until 2033. Whether we will be able to obtain a patent term extension in the United States under the Hatch-Waxman Amendments, assuming that a relevant patent issues in the United States, and the length of any such extension, cannot be determined until the FDA approves for marketing, if ever, a product utilizing bremelanotide by methods claimed in the patent. Pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.
We have patents and patent applications on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of two issued patents in the United States, an issued patent in each of Australia, Canada, China, Israel, Mexico, New Zealand, Japan and Russia, and pending patent applications on the same class in Brazil, India, Korea, and South Africa and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2029. We also have patents and pending patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of issued patents in the United States, Australia, China, Japan, Mexico, New Zealand, Russia, and South Africa and pending patent applications on the same class in Brazil, Canada, China, India, Israel, Korea, and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patents and patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own issued patents in the United States, Mexico, New Zealand, South Africa and Russia claiming highly selective MC1r agonist peptides for treatment of inflammation-related diseases and disorders and related indications, and pending patent applications on two broad classes of highly selective MC1r agonist peptides in the United States, Australia, Brazil, Canada, China, India, Israel, Japan, Korea, and Mexico and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.
We own two issued United States patents claiming the PL-3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL-3994 substance, both of which expire in 2027. Corresponding patents on the PL-3994 substance and other natriuretic peptide receptor agonist compounds were issued in Australia, Austria, Belgium, China, Colombia, Denmark, Finland, France, Germany, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, Netherlands, Philippines, Russia, South Africa, Spain, Sweden, Switzerland, and the United Kingdom, with terms until 2027. Patent applications on the PL-3994 substance and other natriuretic peptide receptor agonist compounds are pending in Brazil and Canada, with presumptive terms until 2027. Applications claiming precursor molecules for the PL-3994 substance and other compounds have issued in the United States, Australia, China, France, Germany, Hong Kong, India, Ireland, Israel, Japan, Mexico, Netherlands, Philippines, Korea, South Africa, Sweden, Switzerland and the United Kingdom, and expire in 2027. Patent applications on the precursor molecules are pending in Brazil, Canada, and before the Eurasian Patent Office, with presumptive terms until 2027. We also own an issued United States patent claiming use of the PL-3994 substance for treatment of acute asthma and chronic obstructive pulmonary disease, which expires in 2031. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Until one or more product candidates covered by a claim of the issued patents or one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.
We additionally have 31 issued United States patents on melanocortin receptor specific peptides and small molecules, and three issued United States patents on natriuretic peptide receptor agonist compounds, but we are not actively developing any product candidate covered by a claim of any of these patents.
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
●
the federal physician sunshine requirements under the Patient Protection and Affordable Care Act, or Affordable Care Act, which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and
●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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

Certain changes to an NDA drug, such as the addition of a new indication to the package insert, for which new clinical trials, conducted or sponsored by the applicant are deemed by FDA to be essential to the approval of the change, can be eligible for a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA that contains a section (viii) statement to a method of use patent may be approved with labeling that omits the patented use before the use patent expires. Generic drugs approved with such a labeling carve out may be substituted by pharmacists for the original branded drug before the method of use patent expires.
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
Payers frequently employ a tiered system in reimbursing end users for pharmaceutical products, with tier designation affecting copay or deductible amounts. The only approved product for treating HSDD is flibanserin, sold under the trade name Addyi®. There is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD. Based on third-party reimbursement for approved products treating ED, we believe bremelanotide will be classified as a Tier 3 drug, so that reimbursement will be limited for bremelanotide for treatment of premenopausal women with HSDD, assuming the product is approved by the FDA. Less than full reimbursement by governmental and other third-party payers may adversely affect the market acceptance of bremelanotide. Further, healthcare reimbursement systems vary from country to country, and third-party reimbursement might not be made available for bremelanotide for HSDD under any other reimbursement system.

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
Our bremelanotide product candidate will be a combination product, incorporating both the bremelanotide drug substance and a delivery device. We will rely on a third-party manufacturer, Ypsomed AG, to make the delivery device and to ensure its and the device’s continued compliance with all FDA medical device regulations. We have selected an autoinjector pen delivery device, and are negotiating a long-term supply and manufacturing agreement, but may not be able to enter into such an agreement on acceptable terms, if at all. A third-party contract manufacturer, Catalent Belgium S.A., performs fill, finish and packaging of our bremelanotide product candidate. We have negotiated a long-term commercial supply agreement with Catalent Belgium S.A.
Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We identified a manufacturer that made the product in quantities sufficient for Phase 1, and are evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.
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
The failure of any manufacturer or supplier to comply with FDA regulations, including GMP or medical device quality systems regulations, or QSR, or to supply the device component or drug substance and services as agreed, would force us to seek alternative sources of supply and could interfere with our ability to deliver product on a timely and cost effective basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.
Product Liability and Insurance
Our business may be affected by potential product liability risks that are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing $10 million coverage in the aggregate as to certain clinical trial risks.
Employees
As of September 16, 2016, we employed 22 people full time, of whom 16 are engaged in research and development activities and 6 are engaged in administration and management, and had no part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.
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

Item 1A. Risk Factors.
Risks Related to Our Financial Results and Need for Financing
Our auditors have expressed substantial doubt about our ability to continue as a going concern. If we do not have sufficient funding, we may have to suspend or cease operations within twelve months.
Our audited financial statements for the year ended June 30, 2016 were prepared using the assumption that we will continue our operations as a going concern. As of June 30, 2016, we had an accumulated deficit of $343,412,252 and stockholders’ deficiency of $17,585,967. As a result, our independent registered public accounting firm, in their audit report, has expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or collaboration arrangements or to generate positive cash flow from operations, neither of which is certain. We believe that if we do not have sufficient funding, we may have to curtail or cease certain programs or operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company. Investors in our securities should review carefully the report of our independent registered public accounting firm included in this Annual Report.
We have a history of substantial net losses and expect to continue to incur substantial net losses over the next few years; we may never achieve or maintain profitability.
We have never been profitable and we may never become profitable. As of June 30, 2016, we had an accumulated deficit of $343,412,252. We expect to incur additional losses as we continue our development of bremelanotide, PL-3994 and other product candidates. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.
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
We will need additional financing, including financing to submit required regulatory applications to the FDA for bremelanotide for HSDD and to complete clinical trials for our other product candidates, which may be difficult to obtain.
As of June 30, 2016, we had cash, cash equivalents and investments of $9,383,224, with current liabilities of $13,994,439. On August 4, 2016, we closed on an equity private placement, with net proceeds of approximately $8,500,000. We believe we currently have sufficient existing capital resources to fund our planned operations through the anticipated release date of topline data from the double blind efficacy portion of our Phase 3 trial and through the quarter ending December 31, 2016. We will need additional funding to complete development of our bremelanotide for HSDD program, including completing ancillary studies and clinical trials, completing certain chemistry, manufacturing and controls activities, preparing and submitting regulatory filings for product approval, and launch readiness commercialization efforts. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.
We have completed the last patient visits in the double blind portion of our Phase 3 clinical trial of bremelanotide for HSDD, and have adequate funds to analyze the efficacy data and disclose results. However, we do not have adequate funds to complete the open-label safety extension study, all ancillary studies and clinical trials required for submission of an NDA to FDA for approval of bremelanotide for HSDD, or to prepare and submit the NDA to FDA. We may be required to curtail or delay our bremelanotide for HSDD program unless we have adequate funds to complete the program. We estimate that the bremelanotide for HSDD program, including regulatory filings for product approval, will cost at least $87,000,000, of which approximately $57,000,000 has been expensed to date. We will seek funds to support the program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.

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
Our future capital requirements depend on many factors, including:
●
the results of our Phase 3 clinical trials for bremelanotide for HSDD;
●
the timing of, and the costs involved in, obtaining regulatory approvals for bremelanotide for HSDD and our other product candidates;
●
the number and characteristics of any additional product candidates we develop or acquire;
●
the scope, progress, results and costs of researching and developing bremelanotide for HSDD, PL-3994 or any future product candidates, and conducting preclinical and clinical trials;
●
the cost of commercialization activities if bremelanotide for HSDD, PL-3994 or any future product candidates are approved for sale, including marketing, sales and distribution costs;
●
the cost of manufacturing bremelanotide for HSDD, PL-3994 or any future product candidates and any products we successfully commercialize and maintaining our related facilities;
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

Risks Related to Our Business, Strategy and Industry
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate, bremelanotide for HSDD, which is in Phase 3 clinical development. We cannot be certain that we will be able to obtain regulatory approval for or successfully commercialize any of our product candidates.
To date, we have invested most of our efforts and financial resources in the research and development of bremelanotide for HSDD, which is currently our lead product candidate. We have completed the last patient visit in the double blind efficacy portion of our Phase 3 RECONNECT STUDY for bremelanotide for HSDD. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of bremelanotide for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
●
timely completion of, or need to conduct additional, clinical trials, including for bremelanotide for HSDD, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;
●
our ability to demonstrate to the satisfaction of the FDA the safety and efficacy of bremelanotide for HSDD or any future product candidates through clinical trials;
●
whether we are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of bremelanotide for HSDD or any future product candidates;
●
the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement, relating to our lead indications of bremelanotide for HSDD;
●
our success in educating physicians and patients about the benefits, administration and use of bremelanotide for HSDD or any future product candidates, if approved;
●
the prevalence and severity of adverse events experienced with bremelanotide for HSDD or any future product candidates or approved products;
●
the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, to be used as part of our bremelanotide combination product;
●
the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●
our ability to raise additional capital on acceptable terms to achieve our goals;
●
achieving and maintaining compliance with all regulatory requirements applicable to bremelanotide for HSDD or any future product candidates or approved products;
●
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●
the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;
●
our ability to manufacture clinical trial supplies of bremelanotide for HSDD or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;
●
our ability to successfully commercialize bremelanotide for HSDD or any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;
●
our ability to enforce our intellectual property rights in and to bremelanotide for HSDD or any future product candidates;
●
our ability to avoid third-party patent interference or intellectual property infringement claims;
●
acceptance of bremelanotide for HSDD or any future product candidates, if approved, as safe and effective by patients and the medical community; and
●
a continued acceptable safety profile and efficacy of bremelanotide for HSDD or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of bremelanotide for HSDD or any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community, and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

Most of our product candidates are still in the early stages of development, and all of our product candidates remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.
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
We rely on research institutions to conduct our clinical trials, and we therefore have limited control over the timing and cost of clinical trials and our ability to recruit subjects. If we are unable to reach agreements with suitable research institutions on acceptable terms, or if any such agreement is terminated, we may be unable to quickly replace the research institution with another qualified institution on acceptable terms. We may not be able to secure and maintain suitable research institutions to conduct our clinical trials.
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
There is one FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi®, and started marketing in October 2015. The actual market size and market dynamics for HSDD are unknown, and there is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of bremelanotide from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for ED drugs, and that the ultimate user may pay a substantial part of the cost of bremelanotide for HSDD. If the market opportunity for bremelanotide is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from bremelanotide. If bremelanotide for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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
Flibanserin, a daily-use oral drug sold under the trade name Addyi®, has been approved by the FDA for HSDD in premenopausal women. There are other products being developed for HSDD and other FSD indications, including a number of oral combination drugs, some of which incorporate testosterone, antidepressants or PDE-5 inhibitors. There is competition to develop drugs for treatment of HSDD and FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and an as needed drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

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
We do not have the facilities to manufacture the bremelanotide active drug ingredient, the autoinjector pen component of our bremelanotide combination product, or to fill, assemble and package our bremelanotide combination product, or to manufacture any of our other potential products such as PL-3994, PL-8177 and other melanocortin receptor agonist compounds. Our contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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
In order to commercialize our product candidates, we will need to hire experienced sales and marketing personnel to sell and market those product candidates we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field.
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
There is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD and other forms of FSD. Based on third-party reimbursement for approved products treating ED, we believe bremelanotide for HSDD will be classified as a Tier 3 drug, so that reimbursement will be limited for bremelanotide for treatment of premenopausal women with HSDD, assuming the product is approved by the FDA. If we are able to obtain reimbursement, continuing efforts by governmental and third-party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products in development. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment, which would have a material adverse effect on our business, financial condition and results of operations.

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
The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry $10 million liability insurance in the aggregate as to certain clinical trial risks, but we do not have and have not obtained quotations for commercial product liability insurance. We, or any corporate collaborators, may not in the future be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.
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
We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for bremelanotide and PL-3994 and our preclinical programs for MC1r and MC4r peptide drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.
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

Because we expect bremelanotide for the treatment of HSDD to be classified as a Tier 3 drug with reimbursement by third-party payers similar to approved products for treating ED, demand for this product will be tied to discretionary spending levels of our targeted patient population and particularly affected by unfavorable economic conditions.
The market for HSDD may be particularly vulnerable to unfavorable economic conditions. We expect bremelanotide for the treatment of HSDD to have significant copay or deductible requirements and to be only partially reimbursed by third-party payers and, as a result, demand for this product may be tied to discretionary spending levels of our targeted patient population. The recent global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for bremelanotide for HSDD or any future product candidates, if approved, and our ability to raise additional capital when needed on acceptable terms, if at all. This is particularly true in Europe, which is undergoing a continued severe economic crisis. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which future economic climates and financial market conditions could adversely impact our business.
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
We may not be able to obtain regulatory approval of bremelanotide for HSDD even if the product is effective in treating HSDD.
Clinical drug development programs for our product candidates are very expensive, time-consuming, difficult to design and implement and their outcome is inherently uncertain. Approval of bremelanotide for treatment of HSDD in premenopausal women requires a determination by the FDA that the product is both safe and effective. Our Phase 2B clinical trials for HSDD demonstrated an acceptable safety profile and, at selected doses, statistically significant efficacy. However, the FDA may ultimately disagree with our definition of efficacy in HSDD, our clinical trial designs, or our interpretation of our clinical trial results. Moreover, results obtained in Phase 3 clinical trials may be inconsistent with results obtained in our Phase 2B trials, and may demonstrate either an unacceptable safety profile or insufficient efficacy. It is also possible that safety or efficacy results obtained in Phase 3 clinical trials will be inconclusive. It is not possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. If FDA approves bremelanotide, the approved labeling of the product may be limited or restricted in such ways as to inhibit or prevent the successful market acceptance and profitability of the product. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed, limited or never obtained, our business, financial condition and results of operations would be materially adversely affected.
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
Satisfaction of FDA pre-market approval requirements for new drugs typically takes a number of years and the actual time required for approval may vary substantially based upon the type, complexity and novelty of the product or disease to be treated by the drug. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information, demonstrating compliance with applicable GMP requirements. Once the submission has been accepted for filing, the FDA generally has twelve months to review the application and respond to the applicant. Such response may be an approval, or may be a “complete response letter” outlining additional data or steps that must be completed prior to further FDA review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical trials is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of the advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Therefore, our proposed products could take a significantly longer time than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our business, financial condition and results of operations would be materially adversely affected.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of bremelanotide for HSDD or any future product candidates and to produce, market and distribute our products after clearance or approval is obtained.
From time to time, legislation is drafted and introduced in Congress, and court decisions are issued, that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of bremelanotide for HSDD or any future product candidates. We cannot determine what effect changes in regulations, statutes, court decisions, legal interpretation or policies, when and if promulgated, enacted, issued or adopted may have on our business in the future. Such changes could, among other things:
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
In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, together the ACA. This law has resulted in an increase in the number of people who are covered by both public and private insurance and has changed the way health care is financed by both government health program and private insurers, with significant impacts on the pharmaceutical industry. The ACA contains a number of provisions that may impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the ACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs which we believe will increase the cost of any products that we develop. Moreover, the ACA established a 2.3% medical device excise tax on certain transactions, including many United States sales of medical devices, which currently includes, and we expect will continue to include, United States sales of drug/device combination products. While the 2.3% medical device excise tax has been suspended for two years, until September 2017, unless legislative action is taken it will go back into effect after the suspension period. In addition, as part of the ACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a 50% discount on any branded prescription drugs that we develop sold to beneficiaries who fall within the donut hole. While it is too early to predict all of the specific effects the ACA or any future healthcare reform legislation will have on our business, they could have a material adverse effect on our business and financial condition.
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
In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws and agreements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, our competitors may independently develop substantially equivalent technologies and processes or gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.
Risks Related to Obligations in Our 2012, 2014 and 2015 Private Placements
Under agreements relating to our 2012, 2014 and 2015 private placements, we are required to allow purchasers in the 2012, 2014 and 2015 private placements to participate in certain future equity and debt financings, which may restrict our ability to raise funds on acceptable terms, or at all.
For six years after our 2012 private placement, unless the purchasers own less than 20% of our outstanding common stock calculated as if the warrants were exercised, and for four years after our 2014 and 2015 private placements, unless the FDA earlier approves bremelanotide for HSDD, the purchasers have the right of first negotiation on any subsequent equity or debt financing. Under our 2012 private placement, if we do not agree to terms of a financing with the purchasers, and negotiate with a third party on a financing, we must offer to sell to the purchasers at least 55% of the financing, and the purchasers may elect to purchase all or a portion of the financing. Under our 2014 and 2015 private placements, if we do not agree to terms of a financing with the purchasers, depending on pricing of the financing, the purchasers have the right to purchase between 83.5% and all of the financing. We will require significant additional resources and capital for our bremelanotide development program, including completing safety and ancillary studies, preparing and submitting an NDA, and implementing commercial scale manufacturing, as well as for our other clinical trial programs. The right of first negotiation and right of participation granted to the purchasers in our 2012, 2014 and 2015 private placements may make it more difficult to raise additional funding through public or private equity or debt financings or other sources. If we are able to obtain additional funding, such funding may not be available on acceptable terms

Under agreements relating to our 2012, 2014 and 2015 private placements, so long as any Series A 2012, Series B 2012, Series C 2014 and Series E 2015 warrants are outstanding, we are required to redeem such warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.
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
For the 12-month period ended June 30, 2016, the price of our stock has been volatile, ranging from a high of $1.18 per share to a low of $0.36 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.
As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley. We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.
Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of Sarbanes-Oxley. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act, must contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis will be a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.
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
We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 16, 2016. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.
We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 16, 2016, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.
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
We are a smaller reporting company and the reduced disclosure requirements applicable to smaller reporting companies may make our Common Stock less attractive to investors.
We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.
As of September 16, 2016 there were 129,030,427 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.
As of September 16, 2016, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:
●
60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;
●
6,409,020 shares issuable on the exercise of stock options, at exercise prices ranging from $0.49 to $24.90 per share;
●
3,559,768 shares issuable under restricted stock units which vest on dates between December 8, 2016 and January 11, 2020, subject to the fulfillment of service conditions; and
●
119,001,047 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $1.00 per share, of which 84,546,764 are prefunded warrants with an exercise price of $0.01.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2020. We also lease approximately 1,000 square feet of laboratory space in the Township of South Brunswick, NJ, under a lease that expires in July 2017. We believe our present facilities are adequate for our current needs. We do not own any real property.
Item 3. Legal Proceedings
We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT since July 1, 2014.
FISCAL YEAR ENDED JUNE 30, 2016	HIGH	LOW
Fourth Quarter	$0.74	$0.40
Third Quarter	0.69	0.36
Second Quarter	0.90	0.62
First Quarter	1.18	0.80

FISCAL YEAR ENDED JUNE 30, 2015	HIGH	LOW
Fourth Quarter	$1.58	$0.85
Third Quarter	1.34	0.65
Second Quarter	0.93	0.59
First Quarter	1.28	0.82

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”
On September 16, 2016, we had approximately 105 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.50 per share.
Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 123,127 shares were withheld during the quarter ended June 30, 2016 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:
Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-30, 2016	-	-	-	-
May 1-31, 2016	-	-	-	-
June 1-30, 2016	123,127	$0.47	-	-
Total	123,127	$0.47	-	-

(1) Consists solely of 123,127 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.
Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.
Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 16, 2016, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.
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
Stock-based Compensation.
The fair value of stock options granted has been calculated using the Black-Scholes option pricing model, which requires us to make estimates of expected volatility and expected option lives. We estimate these factors at the time of grant based on our own prior experience, public sources of information and information for comparable companies. The amount of recorded compensation related to an option grant is not adjusted for subsequent changes in these estimates or for actual experience. The amount of our recorded compensation is also dependent on our estimates of future option forfeitures. If we initially over-estimate future forfeitures, our reported expenses will be understated until such time as we adjust our estimate. Changes in estimated forfeitures will affect our reported expenses in the period of change and future periods. In addition, awards containing a market condition are valued using a multifactor Monte Carlo simulation.
The amount and timing of compensation expense to be recorded in future periods related to grants of restricted stock units may be affected by employment terminations. As a result, stock-based compensation charges may vary significantly from period to period.
Results of Operations
Year Ended June 30, 2016 Compared to the Year Ended June 30, 2015:
Revenue – For the fiscal year ended June 30, 2016 (fiscal 2016), we did not recognize any revenue. For the fiscal year ended June 30, 2015 (fiscal 2015), we recognized $12,951,730 in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter.
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

Research and Development – Research and development expenses were $43,071,051 for fiscal 2016 compared to $24,560,233 for fiscal 2015. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.
Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $39,371,908 and $21,879,136 in fiscal years 2016 and 2015, respectively. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The increase in research and development expenses is mainly attributable to the continued progress of Phase 3 clinical trial and development of bremelanotide for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.
The amounts of project spending above exclude general research and development spending, which were $3,699,143 and $2,681,097 in fiscal years 2016 and 2015, respectively. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stock-based compensation primarily related to the restricted stock units granted in December 2015.
Cumulative spending from inception to June 30, 2016 is approximately $234,800,000 on our bremelanotide program and approximately $123,900,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.
General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $6,179,084 for fiscal 2016 compared to $5,677,654 for fiscal 2015. The increase in general and administrative expenses is primarily attributable to the recognition of stock-based compensation primarily related to the restricted stock units granted in December 2015.
Other Income (Expense) – Other income (expense) was $(2,462,801) and $(910,914) for fiscal 2016 and fiscal 2015, respectively. For fiscal 2016, we recognized $50,226 of investment income offset by $(2,513,027) of interest expense primarily related to our venture debt. For fiscal 2015, we recognized $35,439 of investment income offset by a $(284,656) foreign exchange transaction loss and $(661,697) of interest expense primarily related to our venture debt.
Income Tax Benefit – We did not record any income tax benefits in fiscal 2016. For fiscal 2015, income tax benefits recorded of $531,508 related to the sale of New Jersey state net operating loss carryforwards and tax credits. The amount of such losses and tax credits that we were able to sell depended on annual pools and allocations established by the state of New Jersey. This program enables approved, unprofitable biotechnology businesses to sell their unused Net Operating Loss Carryovers, or NOLs, and unused Research and Development, or R&D, Tax Credits to unaffiliated, profitable corporate taxpayers in the state of New Jersey.
Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014:
Revenue – For the fiscal year ended June 30, 2015 (fiscal 2015), we recognized $12,951,730 in revenue pursuant to our license, co-development and commercialization agreement with Gedeon Richter. We did not recognize any revenue for the fiscal year ended June 30, 2014 (fiscal 2014).
Research and Development – Research and development expenses were $24,560,233 for fiscal 2015 compared to $10,826,921 for fiscal 2014. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.
Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $21,879,136 and $7,918,537 in fiscal years 2015 and 2014, respectively. Spending to date has been primarily related our bremelanotide for the treatment of HSDD program. The increase in research and development expenses is mainly attributable to the initiation of Phase 3 clinical studies of bremelanotide for HSDD. The amounts of project spending above exclude general research and development spending, which were $2,681,097 and $2,908,384 in fiscal years 2015 and 2014, respectively.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $5,677,654 for fiscal 2015 compared to $4,960,731 for fiscal 2014. The increase was attributable to the fair value of stock-based compensation related to restricted stock units granted in June 2014 and amortized to expense through fiscal 2015 and increases in accounting and other professional services.
Other Income (Expense) – Other income (expense) was $(910,914) and $12,712 for fiscal 2015 and fiscal 2014, respectively. For fiscal 2015, we recognized $35,439 of investment income offset by a $(284,656) foreign exchange transaction loss and $(661,697) of interest expense primarily related to our venture debt. For fiscal 2014, we recognized $18,923 of investment income offset by $(6,211) of interest expense.
Income Tax Benefit – Income tax benefits of $531,508 in fiscal 2015 and $1,846,646 in fiscal 2014 relate to the sale of New Jersey state net operating loss carryforwards and tax credits.
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
During fiscal 2016, net cash used in operating activities was $47,363,814, compared to $13,358,042 in fiscal 2015 and $12,207,656 in fiscal 2014. Higher net cash outflows from operations in fiscal 2016 compared to fiscal 2015 were primarily the result of spending on our bremelanotide for the treatment of HSDD program. Higher net cash outflows from operation in fiscal 2015 compared to fiscal 2014 were primarily the result of spending on our bremelanotide for the treatment of HSDD program offset by the receipt of the upfront and milestone payments, relating to the license, co-development and commercialization agreement with Gedeon Richter on bremelanotide for the treatment of HSDD in Europe and selected other countries. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.
During fiscal 2016, net cash used in investing activities was $1,404,717 consisting primarily of the purchase of investments. We did not engage in any investing activities in fiscal 2015. During fiscal 2014, net cash provided by investing activities was $5,243,415, which consisted of $5,249,654 of proceeds from the maturity of short-term investments offset by $6,239 used for capital expenditures.
During fiscal 2016, net cash provided by financing activities was $29,471,931, which consisted of a private placement with net proceeds of $19,834,278, a loan of $9,853,885, net of related debt issuance costs offset by $216,232 for the payment of withholding taxes related to restricted stock units and capital lease payments. During fiscal 2015, net cash provided by financing activities was $28,472,705, which consisted of a private placement with net proceeds of $18,556,111, a loan of $9,790,634, net of related issuance costs and $254,148 of proceeds from the exercise of common stock warrants offset by $128,188 for the payment of withholding taxes related restricted stock units and capital lease payments. During fiscal 2014, cash used in financing activities of $18,786 consisted of the payment of withholding taxes related to restricted stock units of $36,377 and payments on capital lease obligation of $19,909 offset by $37,500 of proceeds from the exercise of common stock warrants.
We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. Continued operations are dependent upon our ability to complete equity or debt financing activities or collaboration arrangements. We believe that if we do not have sufficient funding, we may have to curtail or cease certain programs or operations within twelve months. As of June 30, 2016, our cash, cash equivalents and investments were $9,383,224 and our current liabilities were $13,994,439. On August 4, 2016, we completed an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of our outstanding common stock following the completion of the offering had the opportunity to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds were $9,225,000, with net proceeds to us, after deducting estimated offering expenses, of approximately $8,500,000. We issued 11,481,481 shares of common stock and ten year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.

The Series I warrants are exercisable at an initial exercise price of $0.01 per share, exercisable immediately upon issuance and expire on the tenth anniversary of the date of issuance. The Series I warrants are subject to limitation on exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of Palatin’s shares of common stock following such exercise. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to the same beneficial ownership limitation as the Series I warrants.
We intend to utilize existing capital resources, including the proceeds from the financing, for general corporate purposes and working capital, including our bremelanotide clinical development program for HSDD, preclinical and clinical development of our MC1r and MC4r peptide programs and PL-3994 natriuretic peptide, and development of other portfolio products. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide, including submission of an NDA to the FDA, will cost at least $87,000,000. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.
We believe that our existing capital resources, together with approximately $8,500,000 received from the August 2016 financing, will be adequate to fund our planned operations through the quarter ending December 31, 2016. Assuming the double blind efficacy portion of the Phase 3 clinical trial of bremelanotide for HSDD is successful, as to which there can be no assurance, we will need additional funding to complete required ancillary studies and clinical trials, prepare and submit regulatory filings for product approval, and establish commercial scale manufacturing capability. We will also need additional funding to complete required clinical trials for our other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required regulatory applications to the FDA.
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
Off-Balance Sheet Arrangements
None.
Contractual Obligations
We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2016:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$923,166	$255,985	$445,837	$221,344	$-
Capital lease obligations	43,707	29,138	14,569	-	-
Notes payable	23,893,001	7,299,750	15,757,334	835,917	-
Other Agreements	2,524,033	2,524,033	-	-	-

Total contractual obligations	$27,383,907	$10,108,906	$16,217,740	$1,057,261	$-

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

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ (deficiency) equity, comprehensive loss, and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations and will require substantial additional financing to continue to fund its planned developmental activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Philadelphia, Pennsylvania
September 19, 2016

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2016	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,002,668	$27,299,268
Available-for-sale investments	1,380,556	-
Prepaid expenses and other current assets	1,424,282	1,896,747
Total current assets	10,807,506	29,196,015

Property and equipment, net	97,801	123,158
Other assets	146,428	155,279
Total assets	$11,051,735	$29,474,452

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$713,890	$1,106,484
Accrued expenses	7,767,733	6,223,483
Notes payable, net of discount	5,485,392	-
Capital lease obligations	27,424	25,871
Total current liabilities	13,994,439	7,355,838

Notes payable, net of discount	14,189,809	9,781,086
Capital lease obligations	14,324	41,749
Other non-current liabilities	439,130	91,304
Total liabilities	28,637,702	17,269,977

Commitments and contengencies (Note 11)

Stockholders’ (deficiency) equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares;
Series A Convertible; issued and outstanding 4,030 shares as of June 30, 2016 and 4,697 shares as of June 30, 2015, respectively	40	47
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 68,568,055 shares as of June 30, 2016 and 57,128,433 as of June 30, 2015, respectively	685,680	571,284
Additional paid-in capital	325,142,509	303,332,460
Accumulated other comprehensive loss	(1,944)	-
Accumulated deficit	(343,412,252)	(291,699,316)
Total stockholders’ (deficiency) equity	(17,585,967)	12,204,475
Total liabilities and stockholders’ equity	$11,051,735	$29,474,452

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2016	2015	2014

REVENUES:
License and contract	$-	$12,951,730	$-

OPERATING EXPENSES:
Research and development	43,071,051	24,560,233	10,826,921
General and administrative	6,179,084	5,677,654	4,960,731
Total operating expenses	49,250,135	30,237,887	15,787,652

Loss from operations	(49,250,135)	(17,286,157)	(15,787,652)

OTHER INCOME (EXPENSE):
Investment income	50,226	35,439	18,923
Interest expense	(2,513,027)	(661,697)	(6,211)
Foreign exchange transaction loss	-	(284,656)	-
Total other income (expense), net	(2,462,801)	(910,914)	12,712

Loss before income taxes	(51,712,936)	(18,197,071)	(15,774,940)
Income tax benefit	-	531,508	1,846,646

NET LOSS	$(51,712,936)	$(17,665,563)	$(13,928,294)

Basic and diluted net loss per common share	$(0.33)	$(0.15)	$(0.13)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	156,553,534	121,014,506	106,679,476

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2016	2015	2014

Net loss	$(51,712,936)	$(17,665,563)	$(13,928,294)

Other comprehensive loss:
Unrealized loss on available-for-sale investments	(1,944)	-	-

Total comprehensive loss	$(51,714,880)	$(17,665,563)	$(13,928,294)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ (Deficiency) Equity

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, July 1, 2013	4,697	47	39,116,948	391,169	282,692,520	-	(260,105,459)	22,978,277
Stock-based compensation	-	-	378,750	3,788	817,552	-	-	821,340
Withholding taxes related to restricted stock units	-	-	(129,103)	(1,291)	(118,716)	-	-	(120,007)
Warrant exercises	-	-	50,000	500	37,000	-	-	37,500
Net loss	-	-	-	-	-	-	(13,928,294)	(13,928,294)
Balance, June 30, 2014	4,697	47	39,416,595	394,166	283,428,356	-	(274,033,753)	9,788,816
Stock-based compensation	-	-	705,833	7,058	1,160,221	-	-	1,167,279
Sale of common stock units, net of costs	-	-	2,050,000	20,500	18,535,611	-	-	18,556,111
Issuance of warrants on debt	-	-	-	-	267,820	-	-	267,820
Withholding taxes related to restricted stock units	-	-	(174,568)	(1,746)	(162,390)	-	-	(164,136)
Warrant exercises	-	-	15,130,573	151,306	102,842	-	-	254,148
Net loss	-	-	-	-	-	-	(17,665,563)	(17,665,563)
Balance, June 30, 2015	4,697	47	57,128,433	571,284	303,332,460	-	(291,699,316)	12,204,475
Stock-based compensation	-	-	662,186	6,622	1,836,743	-	-	1,843,365
Sale of common stock units, net of costs	-	-	-	-	19,834,278	-	-	19,834,278
Issuance of warrants on debt	-	-	-	-	305,196	-	-	305,196
Withholding taxes related to restricted stock units	-	-	(123,483)	(1,235)	(57,166)	-	-	(58,401)
Warrant exercises			10,890,889	108,909	(108,909)	-	-	-
Series A Conversion	(667)	(7)	10,030	100	(93)	-	-	-
Unrealized loss on investments	-	-	-	-	-	(1,944)	-	(1,944)
Net loss	-	-	-	-	-	-	(51,712,936)	(51,712,936)
Balance, June 30, 2016	4,030	$40	68,568,055	$685,680	$325,142,509	$(1,944)	$(343,412,252)	$(17,585,967)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,712,936)	$(17,665,563)	$(13,928,294)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	43,052	117,590	111,906
Non-cash interest expense	327,479	87,087	-
Stock-based compensation	1,843,365	1,167,279	821,340
Changes in operating assets and liabilities:
Prepaid expenses and other assets	503,785	(1,667,139)	176,697
Accounts payable	(392,594)	845,204	(77,446)
Accrued expenses	1,676,209	4,666,196	(311,859)
Unearned revenue	-	(1,000,000)	1,000,000
Other non-current liabilities	347,826	91,304	-
Net cash used in operating activities	(47,363,814)	(13,358,042)	(12,207,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	-	-	5,249,654
Purchases of investments	(1,387,022)	-	-
Purchases of property and equipment	(17,695)	-	(6,239)
Net cash (used in) provided by investing activities	(1,404,717)	-	5,243,415

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(25,872)	(12,380)	(19,909)
Payment of withholding taxes related to restricted
stock units	(190,360)	(115,808)	(36,377)
Proceeds from exercise of common stock warrants	-	254,148	37,500
Proceeds from the sale of common stock and warrants, net
of costs	19,834,278	18,556,111	-
Proceeds from the issuance of notes payable and warrants	10,000,000	10,000,000	-
Payment of debt issuance costs	(146,115)	(209,366)	-
Net cash provided by (used in) financing activities	29,471,931	28,472,705	(18,786)

NET (DECREASE) INCREASE IN CASH
AND CASH EQUIVALENTS	(19,296,600)	15,114,663	(6,983,027)

CASH AND CASH EQUIVALENTS, beginning of year	27,299,268	12,184,605	19,167,632

CASH AND CASH EQUIVALENTS, end of year	$8,002,668	$27,299,268	$12,184,605

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,836,743	$483,306	$6,211
Equipment acquired under capital lease	-	80,000	-
Issuance of warrants in connection with debt financing	305,196	267,820	-

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
The Company’s primary product in development is bremelanotide for the treatment of hypoactive sexual desire disorder (HSDD), which is a type of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for obesity, erectile dysfunction, cardiovascular diseases, pulmonary diseases, inflammatory diseases and dermatologic diseases.
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
Going Concern – There is substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend in the future, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2016 of $343,412,252 and incurred a net loss for fiscal 2016 of $51,712,936. The Company anticipates incurring additional losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and there can be no assurance that the Company will be able to achieve profitability on a sustained basis, if at all. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount or classification of liabilities that might result from the outcome of this uncertainty.
As discussed in Note 15, on August 4, 2016, the Company closed on an underwritten offering of units resulting in gross proceeds of $9,225,000, with net proceeds, after deducting estimated offering expenses, of approximately $8,500,000.
As of June 30, 2016, the Company’s cash, cash equivalents and investments were $9,383,224 and current liabilities were $13,994,439. The Company intends to utilize existing capital resources, including the proceeds from the financing for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for HSDD and preclinical and clinical development of our other product candidates and programs, including PL-3994 and melanocortin recetptor-1 and melanocortin receptor-4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide, including regulatory filings for product approval, will cost at least $87,000,000.
Management believes that the Company’s existing capital resources, together with approximately $8,500,000 received from the August 2016 financing, will be adequate to fund its planned operations through the quarter ending December 31, 2016. Assuming the double blind efficacy portion of the Phase 3 clinical trial of bremelanotide for HSDD is successful, as to which there can be no assurance, we will need additional funding to complete required ancillary studies and clinical trials, prepare and submit regulatory filings for product approval, and establish commercial scale manufacturing capability.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

The Company will need to raise additional capital to complete required ancillary studies and clinical trials, prepare and submit regulatory filings for product approval, and establish commercial scale manufacturing capability. The Company will also need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.
The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.
Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the years ended June 30, 2016 and 2014, the Company had no revenues reported. For the year ended June 30, 2015, 100% of revenues were from Gedeon Richter.
(2)            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $7,782,243 and $26,946,378 in a money market account at June 30, 2016 and 2015, respectively.
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
Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts payable and notes payable. Management believes that the carrying values of cash equivalents, available-for-sale investments and accounts payable are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on terms of the notes.
Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded insured balances by the Federal Depository Insurance Company (FDIC).

PALATIN TECHNOLOGIES, INC.
and Subsidiary

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
Revenue Recognition – Under our license, co-development and commercialization agreement with Gedeon Richter (Note 4), we received consideration in the form of a license fee and development milestone payment.
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
The Company did not have a sale of New Jersey state net operating loss (NJ NOL) carryforwards during the year ended June 30, 2016 and therefore did not record a tax benefit. During the years ended June 30, 2015 and 2014, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $531,508 and $1,846,646, respectively, in tax benefits.
Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants issued on July 3, 2012 to purchase up to 31,988,151 shares of common stock are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share for all periods presented in the consolidated statements of operations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

The Series B 2012 warrants issued on July 3, 2012 to purchase up to 35,488,380 shares of common stock are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share for all periods presented in the consolidated statements of operations.
The Series C 2014 warrants to purchase up to 24,949,325 shares of common stock were exercisable starting at December 23, 2014 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on December 23, 2014.
The Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were exercisable starting at July 2, 2015 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on July 2, 2015.
As of June 30, 2016, 2015 and 2014, there were 32,167,737, 30,212,446, and 29,358,926 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, and Series E 2015 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings), and the vesting of restricted stock units, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.
(3)            NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2020. Early adoption will be available on July 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company on July 1, 2017, with early application permitted. We are evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.
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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on July 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures; however, at the present time the Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new standard is effective for the Company for its fiscal year ending June 30, 2017. Early adoption is permitted. The Company is evaluating the effect of the standard, if any, on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
(4)            AGREEMENT WITH GEDEON RICHTER
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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

In August 2013, the Company received an initial payment of $1,000,000 from Gedeon Richter as a non-refundable option fee on the license, co-development and commercialization agreement, and in September 2014, the Company received €6,700,000 ($8,763,347) on execution of the definitive agreement. During the year ended June 30, 2015, the upfront payment of €7,500,000 ($9,763,347) was recorded as license revenue in the consolidated statements of operations. During the year ended June 30, 2015, the Company recorded revenue related to a milestone payment of €2,500,000 ($3,188,383) upon the initiation of the Company’s Phase 3 clinical trial program in the United States.
As a result of fluctuations in the conversion rates between the Euro and the U.S. Dollar between the transaction dates and the settlement dates, the Company recorded a foreign exchange loss of $284,656 for the year ended June 30, 2015.
(5)            PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consist of the following:
	June 30, 2016	June 30, 2015
Clinical study costs	$1,146,975	$1,641,605
Insurance premiums	23,010	30,039
Other	254,297	225,103
	$1,424,282	$1,896,747
(6)            INVESTMENTS
The following summarizes the carrying value of our available-for-sale investments at June 30, 2016, which consist of corporate debt securities:

June 30,
2016
Cost	$1,387,022
Amortization of premium	(4,522)
Gross unrealized loss	(1,944)
Fair value	$1,380,556
There were no available-for-sale investments at June 30, 2015.
(7)            FAIR VALUE MEASUREMENTS
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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2016:
Money Market Account	$7,782,243	$7,782,243	$-	$-
June 30, 2015:
Money Market Account	$26,946,378	$26,946,378	$-	$-

(8)            PROPERTY AND EQUIPMENT, NET
Property and equipment, net, consists of the following:
	June 30, 2016	June 30, 2015
Office equipment	$1,180,210	$1,180,210
Laboratory equipment	415,303	397,608
Leasehold improvements	751,226	751,226
	2,346,739	2,329,044
Less: Accumulated depreciation and amortization	(2,248,938)	(2,205,886)
	$97,801	$123,158

The aggregate cost of assets acquired under capital leases was $146,115 as of June 30, 2016 and June 30, 2015. Accumulated amortization associated with assets acquired under capital leases was $90,115 as of June 30, 2016 and $61,994 as of June 30, 2015.

(9)            ACCRUED EXPENSES
Accrued expenses consist of the following:
	June 30, 2016	June 30, 2015
Clinical study costs	$6,983,581	$5,594,839
Other research related expenses	69,609	176,105
Professional services	231,482	201,831
Other	483,061	250,708
	$7,767,733	$6,223,483

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements
 (10)            NOTES PAYABLE:
Notes payable consist of the following:
	June 30, 2016	June 30, 2015
Notes payable under venture loan	$20,000,000	$10,000,000
Unamortized related debt discount	(324,799)	(218,914)
Notes payable	$19,675,201	$9,781,086

Less: current portion	5,485,392	-

Long-term portion	$14,189,809	$9,781,086

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at June 30, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at June 30, 2016 and June 30, 2015. In addition, a final incremental payment equal to $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
The Company’s obligations under these loan agreements are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.
These loan agreements include customary affirmative and restrictive covenants, but do not include any covenants to attain or maintain specified financial metrics. These loan agreements include customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreements. As of June 30, 2016, the Company was in compliance with all its loan covenants

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

Scheduled future principal payments related to notes payable as of June 30, 2016 are as follows:
Year Ending June 30,
2017	$5,666,667
2018	8,000,000
2019	6,000,000
2020	333,333
20,000,000
Less: debt discount	(324,799)
Net	$19,675,201

(11)            COMMITMENTS AND CONTINGENCIES
Operating Leases – The Company currently leases facilities under two non-cancelable operating leases. The lease on our corporate offices was renewed effective July 1, 2015 and expires on June 30, 2020 and in June 2015 we entered into a lease for approximately 1,000 square feet of laboratory space which currently expires in July 2017. Future minimum lease payments under these leases are as follows:
Year Ending June 30,
2017	$255,985
2018	224,493
2019	221,344
2020	221,344
$923,166

For the years ended June 30, 2016, 2015 and 2014, rent expense was $256,642, $222,215, and $219,686, respectively.
Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2016 are as follows:
Year Ending June 30,
2017	$29,138
2018	14,568
43,706
Amount representing interest	(1,958)
Net	$41,748

Other agreements – In connection with its agreement with the Company’s third-party contract manufacturer, Catalent Belgium S.A., the Company is obligated to pay a space reservation fee over the next four quarters of approximately € 2,300,000 ($2,524,033) in the aggregate.
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
Notes to Consolidated Financial Statements

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2016, 2015 and 2014, Company contributions were $138,184, $147,203, and $140,870, respectively.
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
(12)            STOCKHOLDERS’ (DEFICIENCY) EQUITY
Series A Convertible Preferred Stock – As of June 30, 2016, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2016, the Series A Conversion Price was $6.65, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 15.0 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2016. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.
Financing Transactions – On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of Palatin common stock. Certain funds managed by QVT Financial LP invested $5,000,000 and another accredited investment fund invested $15,000,000. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20,000,000, with net proceeds, after deducting estimated offering expenses, of approximately $19,834,278.

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
Common Stock Transactions – On December 23, 2014, the Company closed on a private placement offering in which the Company sold 2,050,000 shares of its common stock and Series C 2014 warrants to purchase up to 24,949,325 shares of common stock. Funds under the management of QVT Financial LP (QVT) invested $10,000,000 and an unrelated accredited investment fund invested $10,000,000. The funds paid $0.75 for each share of common stock and $0.74 for each Series C 2014 warrant, resulting in gross proceeds to Palatin of $20,000,000, with net proceeds, after deducting estimated offering expenses, of $18,556,111. The Series C 2014 warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series C 2014 warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin’s shares of common stock following such exercise.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

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
Outstanding Stock Purchase Warrants – As of June 30, 2016, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common Stock	Exercise Price per Share	Latest Termination Date
20,771,740	1.00	March 2, 2017
6,117,245	0.01	July 3, 2022
35,344,341	0.01	September 27, 2022
666,666	0.75	December 23, 2019
24,949,325	0.01	December 23, 2024
2,191,781	0.91	July 2, 2020
549,450	0.91	July 2, 2020
21,917,808	0.01	July 2, 2025
112,508,356

During the year ended June 30, 2016, the Company issued 10,890,889 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01. During the year ended June 30, 2015, the Company received $254,148 and issued 15,130,573 shares of common stock pursuant to the exercise of warrants at exercise prices of $0.01 and $1.00, including warrants exercised pursuant to cashless exercise provisions. During the year ended June 30, 2014, the Company received $37,500 and issued 50,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.75 per share.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 9, 2016. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 12,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2016, 3,314,419 shares were available for grant under the 2011 Stock Incentive Plan.
The Company also has outstanding options that were granted under the 2005 Stock Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

The following table summarizes option activity and related information for the years ended June 30, 2016, 2015 and 2014:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Agregate Instrinsic Value
Outstanding - July 1, 2013	3,851,448	$1.99	8.2

Granted	603,400	1.02
Forfeited	(161,900)	0.68
Expired	(50,975)	24.95

Outstanding - June 30, 2014	4,241,973	1.63	7.7

Granted	975,800	1.06
Forfeited	(78,810)	1.92
Expired	(8,733)	36.47

Outstanding - June 30, 2015	5,130,230	1.46	7.3

Granted	355,000	0.54
Forfeited	(170,550)	0.80
Expired	(52,940)	22.53

Outstanding - June 30, 2016	5,261,740	$1.21	6.2	$-

Exercisable at June 30, 2016	3,769,402	$1.35	5.4	$-

Expected to vest at June 30, 2016	1,209,630	$0.83	8.5	$-

For the years ended June 30, 2016, 2015 and 2014, the fair value of option grants is estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2016, 2015 and 2014 were as follows:

	2016	2015	2014

Risk-free interest rate	1.4%	1.9%	1.9%
Volatility factor	73.5%	83.4%	97.1%
Dividend yield	0%	0%	0%
Expected option life (years)	5.7	6.1	6.1
Weighted average grant date fair value	$0.35	$0.76	$0.80
Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
For the years ended June 30, 2016, 2015 and 2014 the Company recorded stock-based compensation related to stock options of $529,454, $572,609 and $520,855, respectively. As of June 30, 2016, there was $674,007 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.31 years.
In June 2016, the Company granted 262,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company will amortize the fair value of these options of $81,435, over the vesting period.
During the year ended June 30, 2016, the Company granted an aggregate 92,500 options to certain employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $41,470, over the vesting period.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period.
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
In June 2016, the Company made the following modifications to certain stock options that were granted to a former non-employee director in recognition of their prior services; i) accelerated the vesting, and ii) extended the date to exercise vested stock options to 24 months from the date of termination. An incremental $16,187 of stock-based compensation expense was recognized during the year ended June 30, 2016 and included in general and administrative expense in connection with these activities.
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
Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014
Outstanding at beginning of year	1,028,017	957,150	757,500
Granted	2,302,500	785,800	603,400
Forfeited	(2,563)	(9,100)	(25,000)
Vested	(662,186)	(705,833)	(378,750)
Outstanding at end of year	2,665,768	1,028,017	957,150

For the years ended June 30, 2016, 2015 and 2014 the Company recorded stock-based compensation related to restricted stock units of $1,297,724, $594,670 and $300,485, respectively.
In June 2016, the Company granted 262,500 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $131,250, over the vesting period.
In January 2016, the Company granted 50,000 restricted stock units to an employee and is amortizing the fair value of these restricted stock units of $30,000 over a 48 month vesting period.
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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The Company is amortizing the fair value of these restricted stock units of $425,000, $231,200 and $136,000, respectively, over the vesting period.
In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. In addition, in June 2015, the Company granted 20,000 restricted stock units to former non-employee directors in recognition of their prior services. These restricted stock units vested upon issuance and the Company recognized the fair value of these restricted stock units of $21,600 as stock-based compensation expense which was included in general and administrative expense at June 30, 2015.
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
In connection with the vesting of restricted share units during the years ended June 30, 2016, 2015 and 2014, the Company withheld 123,483, 174,568 and 129,103 shares with aggregate values of $58,401, $164,136 and $120,007, respectively, in satisfaction of minimum tax withholding obligations.
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
As of June 30, 2016, the Company had federal and state net operating loss carryforwards of approximately $302,600,000 and $139,400,000, respectively, which expire, if not utilized, between 2019 and 2036 for federal tax purposes and between 2016 and 2036 for state tax purposes. As of June 30, 2016, the Company had federal research and development credits of approximately $10,000,000 that will begin to expire in 2019, if not utilized.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

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
The Company’s net deferred tax assets are as follows:
	June 30, 2016	June 30, 2015
Net operating loss carryforwards	$114,081,000	$94,332,000
Research and development tax credits	9,965,000	7,357,000
Basis differences in fixed assets and other	1,491,000	1,208,000
	125,537,000	102,897,000
Valuation allowance	(125,537,000)	(102,897,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance as of June 30, 2016 and 2015.
The Company did not have a sale of New Jersey state net operating loss (NJ NOL) carryforwards during the year ended June 30, 2016 and therefore did not record a tax benefit. During the years ended June 30, 2015 and 2014, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $531,508 and $1,846,646, respectively, in tax benefits.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Notes to Consolidated Financial Statements

(14)            CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED
The following tables provide quarterly data for the years ended June 30, 2016 and 2015.
	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
	(amounts in thousands, except per share data)
Revenues	$-	$-	$-	$-
Operating expenses	12,738	12,086	12,628	11,798
Other income (expense), net	(618)	(611)	(622)	(612)
Loss before income taxes	(13,356)	(12,697)	(13,250)	(12,410)
Income tax benefit	-	-	-	-
Net loss	$(13,356)	$(12,697)	$(13,250)	$(12,410)
Basic and diluted net loss per common share	$(0.09)	$(0.08)	$(0.08)	$(0.08)
Weighted average number of
common shares outstanding
used in computing basic and
diluted net loss per common share	156,841,053	156,744,867	156,456,801	156,176,618

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2015	2015	2014	2014
	(amounts in thousands, except per share data)
Revenues	$-	$-	$8,020	$4,932
Operating expenses	11,782	8,722	5,697	4,038
Other income (expense), net	(306)	(428)	(78)	(99)
(Loss) income before income taxes	(12,088)	(9,150)	2,245	795
Income tax benefit	-	-	532	-
Net (loss) income	$(12,088)	$(9,150)	$2,777	$795
Basic net (loss) income per common share	$(0.09)	$(0.07)	$0.03	$0.01
Diluted net (loss) income per common share	$(0.09)	$(0.07)	$0.03	$0.01
Weighted average number of
common shares outstanding
used in computing basic net
(loss) income per common share	134,207,300	134,008,239	109,314,460	106,953,898
Weighted average number of
common shares outstanding
used in computing diluted net
(loss) income per common share	134,207,300	134,008,239	109,815,718	107,946,021

(15)            SUBSEQUENT EVENTS
Financing Transactions – On August 4, 2016, the Company closed on an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of our outstanding common stock following the completion of the offering had the opportunity to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds were $9,225,000, with net proceeds to us, after deducting estimated offering expenses, of approximately $8,500,000. We issued 11,481,481 shares of common stock and ten year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.
The Series I warrants are exercisable at an initial exercise price of $0.01 per share, exercisable immediately upon issuance and expire on the tenth anniversary of the date of issuance. The Series I warrants are subject to limitation on exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of Palatin’s shares of common stock following such exercise. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to the same beneficial ownership limitation as the Series I warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures.
Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective.
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
Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2016, our internal control over financial reporting is effective based on those criteria.
Item 9B.  Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Identification of Directors
The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 9, 2016.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	54	Chief Executive Officer, President and a Director
John K. A. Prendergast, Ph.D. (3)	62	Director, Chairman of the board of directors
Robert K. deVeer, Jr. (1) (2)	70	Director
J. Stanley Hull (1) (2)	64	Director
Alan W. Dunton, M.D. (1) (2)	62	Director
Angela Rossetti (1) (3)	63	Director
Arlene M. Morris (2) (3)	64	Director

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
JOHN K. A. PRENDERGAST, Ph.D., co-founder of Palatin, has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Mr. Prendergast has served as a member of the board, he does not, and has not, served in a management or operational role with the company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and executive chairman of the board of directors of Antyra, Inc., a privately-held biopharmaceutical firm, and a director of Heat Biologics, Inc., a publicly traded clinical-stage immunotherapy company. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His prior service on other publicly traded company boards provides experience relevant to good corporate governance practices.
ROBERT K. deVEER, Jr. has been a director of Palatin since November 1998. Since January 1997, Mr. deVeer has been the president of deVeer Capital LLC, a private investment company. He was a director of Solutia Inc., a publicly-held chemical-based materials company, until its merger with Eastman Chemical Company in July 2012. From 1995 until his retirement in 1996, Mr. deVeer served as Managing Director, Head of Industrial Group, at New York-based Lehman Brothers. From 1973 to 1995, he held increasingly responsible positions at New York-based CS First Boston, including Head of Project Finance, Head of Industrials and Head of Natural Resources. He was a managing director, member of the investment banking committee and a trustee of the First Boston Foundation. He received a B.A. in economics from Yale University and an M.B.A. in finance from Stanford Graduate School of Business.
Mr. deVeer has extensive experience in investment banking and corporate finance, including the financing of life sciences companies, and serves as the audit committee’s financial expert.
J. STANLEY HULL has been a director of Palatin since September 2005. Mr. Hull has over three decades of experience in the field of sales and marketing. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals in May 2010, having previously served in the R&D organization of Glaxo Wellcome as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to that, he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.
Mr. Hull has extensive experience in commercial operations, development and marketing of pharmaceutical drugs and corporate alliances between pharmaceutical companies and biotechnology companies.
ALAN W. DUNTON, M.D. has been a director of Palatin since June 2011. Since November 2015, he has been senior vice president of research and development for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. Previously he was president of Danerius, LLC, a biotechnology consulting company, which he founded in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded company Oragenics, Inc. He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.
Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive and officer for both large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.
ANGELA ROSSETTI has been a director of Palatin since June 2013. In June 2015 she became Executive Vice President of Cell Machines, Inc., an early stage biopharmaceutical company developing transformational biosimilars and novel protein therapies. Previously, Ms. Rossetti served in pharmaceutical marketing, communications and financial roles, including as Vice President at Pfizer Inc., where she led a global commercial medicine team for smoking cessation, and as an Assistant Vice President at Wyeth, managing a global hemophilia business. Previously, she was President of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors, and served on the Biotech and Pharmaceutical Advisory Board of Danske Capital for six years. Ms. Rossetti is a director of Viramal Limited, a privately held specialty pharmaceutical company focused on women’s health therapeutics located in the United Kingdom. Ms. Rossetti graduated from a joint program of the Albert Einstein College of Medicine and Benjamin N. Cardozo School of Law with an M.S.in Bioethics in 2014, has an M.B.A. in Finance from Columbia University Graduate School of Business and a B.A. in Biology from the University of Pennsylvania, and is an adjunct Assistant Professor at New York Medical College.

Ms. Rossetti has extensive experience in worldwide development and marketing of specialty pharmaceuticals, including prefilled syringe products, in communications and development of commercialization plans and in pharmaceutical and biotechnology finance.
ARLENE M. MORRIS has been a director of Palatin since June 2015. From March 2012 until May 2015 she was Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was President of Syndax Pharmaceuticals from September 2013 until May 2015 and a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly traded medical technology company focused on women’s health, Biodel Inc., a publicly traded specialty pharmaceutical company, Dimension Therapeutics, Inc., a publicly traded gene therapy company, and Neovacs, SA, a French publicly traded biotechnology company. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.
Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, current senior management and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.
The Board and Its Committees
Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2016, the board met five times, the audit committee met four times, the compensation committee met twice and the nominating and corporate governance committee met twice. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 9, 2016.
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

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com. The nominating and corporate governance committee is composed of Dr. Prendergast (chair) and Mss. Rossetti and Morris, each of whom meets the independence requirements established by the NYSE MKT.
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

Code of Corporate Conduct and Ethics
We have adopted a code of corporate conduct and ethics, updated as of March 11, 2016, that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE MKT permit website posting of any such amendments or waivers.
Executive Officers
Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.
Name	Age	Position with Palatin
Carl Spana, Ph.D.	54	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	59	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”
STEPHEN T. WILLS, MST, CPA, has been Executive Vice President, Secretary, Treasurer and Chief Financial Officer since 1997 and was Executive Vice President of Operations from 2005 until June 2011, when he was appointed Chief Operating Officer and Executive Vice President. Since December 2015, Mr. Wills has also served as interim executive chairman and principal executive officer of Derma Sciences, Inc., or Derma, a publicly-held company which provides wound and skin care products, and from July 1997 to July 2000, Mr. Wills was also a vice president and the chief financial officer of Derma. He is also currently a director of Derma, and was previously lead director and chair of the audit committee. Mr. Wills is a trustee of The Hun School of Princeton and is chair of its finance committee. From 1991 to August 2000, he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.
Section 16(A) Beneficial Ownership Reporting Compliance
The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2016, except that a report on Form 4 relating to an acquisition of our common stock by a director was inadvertently filed late on behalf of J. Stanley Hull on December 3, 2015.
Item 11. Executive Compensation.
Fiscal 2016 Summary Compensation Table
The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for our fiscal years ended June 30, 2016 and 2015. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2)($)	All other compensation (3)($)	Total ($)
Carl Spana, Ph.D.,	2016	476,400	354,250	-	101,000(4)	13,598	945,248
Chief Executive Officer and President	2015	462,500	226,800	234,832	195,000	18,937	1,138,069

Stephen T. Wills, MST, CPA,	2016	435,200	327,000	-	92,000(4)	13,568	867,768
Chief Financial Officer, Chief Operating Officer and Executive Vice President	2015	422,500	205,200	211,916	203,000	18,438	1,061,054

(1) Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. For a description of the assumptions we used to calculate these amounts, see Note 12 to the consolidated financial statements included in this Annual Report.
(2) Bonus amounts.
(3) Consists of matching contributions to 401(k) plan.
(4) Bonus amount for fiscal year 2016 paid after fiscal year end but accrued as of June 30, 2016.
Employment Agreements
Effective July 1, 2016, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2019 unless terminated earlier. Under these agreements, which replaced substantially similar agreements that expired on June 30, 2016, Dr. Spana is serving as Chief Executive Officer and President at a base salary of $476,400 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at a base salary of $435,200 per year. Each agreement also provides for:
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

The compensation committee awarded performance-based bonuses to our named executive officers for fiscal 2016 and fiscal 2015, which were paid in September 2016 and June 2015, respectively, based on results of operations, including clinical trial operations and our financial condition.
Stock Option and Restricted Stock Unit Grants
The compensation committee determined that additional equity grants were necessary in order to reward, motivate and retain our executive officers. On December 8, 2015, we granted 325,000 performance-based restricted stock units and 325,000 non-performance-based restricted stock units to Dr. Spana and 300,000 performance-based restricted stock units and 300,000 restricted stock units to Mr. Wills. The performance-based restricted stock units vest during the performance period, ending December 31, 2017, if and upon the earlier of: (i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or (ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. The non-performance-based restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant.
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
Outstanding Equity Awards at 2016 Fiscal Year-End
The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2016, the end of our fiscal year.
		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Carl Spana	10/06/06	12,500	-	24.90	10/06/16
	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	25,000	-	1.80	07/01/18
	07/01/09	25,000	-	2.80	07/01/19
	06/22/11	300,000	-	1.00	06/22/21
	07/17/12	112,500	37,500	0.72	07/17/22
	06/27/13	206,250	68,750	0.62	06/27/23
	06/25/14	87,500	87,500	1.02	06/25/24
	06/11/15	75,000	225,000	1.08	06/11/25
	06/11/15					105,000	46,200
	12/08/15					243,750	107,250
	12/08/15					325,000	143,000
Total Stock Awards						673,750	$296,450

	Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Stephen T. Wills	10/06/06	10,000	-	24.90	10/06/16
	03/26/08	22,500	-	2.80	03/26/18
	03/26/08	3,750	-	5.00	03/26/18
	03/26/08	3,750	-	6.60	03/26/18
	07/01/08	20,000	-	1.80	07/01/18
	07/01/09	20,000	-	2.80	07/01/19
	06/22/11	250,000	-	1.00	06/22/21
	07/17/12	101,250	33,750	0.72	07/17/22
	06/27/13	187,500	62,500	0.62	06/27/23
	06/25/14	75,000	75,000	1.02	06/25/24
	06/11/15	67,500	202,500	1.08	06/11/25
	06/11/15					95,000	41,800
	12/08/15					225,000	99,000
	12/08/15					300,000	132,000
Total Stock Awards						620,000	$272,800

(1) Stock option vesting schedules: all options granted on or before June 22, 2011 have fully vested. Options granted after June 22, 2011 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.
(2) Stock award vesting schedule: stock awards consist of restricted stock units granted on June 11, 2015, which will vest on June 11, 2017, provided that the named executive officer remains an employee; restricted stock units granted on December 8, 2015, as to 243,750 shares for Dr. Spana and 225,000 shares for Mr. Wills, which will vest in equal amounts over a three year period, provided that the named executive officer remains an employee; and performance-based restricted stock units granted on December 8, 2015 as to 325,000 shares as to Dr. Spana and 300,000 shares as to Mr. Wills, which expire December 31, 2017 unless the specified performance criteria is met. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.
 (3) Calculated by multiplying the number of restricted stock units by $0.44, the closing market price of our common stock on June 30, 2016, the last trading day of our most recently completed fiscal year.

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

Director Compensation
The following table sets forth the compensation we paid to all directors during fiscal 2016, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.
Name	Fees earned or paid in cash ($)	Stock awards ($) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	95,000	105,500	23,267	223,767
Robert K. deVeer, Jr.	58,750	52,750	11,634	123,134
Zola P. Horovitz, Ph.D. (3)	43,750	25,000	-	68,750
J. Stanley Hull	52,500	52,750	11,634	116,884
Alan W. Dunton, M.D.	58,750	45,950	11,634	116,334
Angela Rossetti	50,000	39,150	11,634	100,784
Arlene Morris	50,000	32,350	11,634	93,984

(1) The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2016 for each director was:
	Option awards	Stock awards
Dr. Prendergast	388,750	175,000
Mr. deVeer	224,500	87,500
Mr. Hull	221,000	87,500
Dr. Dunton	150,000	77,500
Ms. Rossetti	102,500	67,500
Ms. Morris	57,500	57,500

(2) Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 12 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 9, 2016 for our current fiscal year ending June 30, 2017.
(3) Dr. Horovitz ceased serving as a director effective June 9, 2016.
Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.
On June 9, 2016, as the annual equity grant for our current fiscal year ending June 30, 2017, the Chairman of the board received 75,000 restricted stock units which vest on June 9, 2017, and an option to purchase 75,000 shares of common stock, and each other serving non-employee director received 37,500 restricted stock units which vest on June 9, 2017, and an option to purchase 37,500 shares of common stock. All of the options have an exercise price of $0.50 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2016, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On December 8, 2015, the compensation committee determined that additional equity grants were necessary in order to reward, motivate and retain the non-employee directors, and we granted the Chairman of the board 100,000 restricted stock units and the other serving non-employee directors a total of 240,000 restricted stock units, consisting of 50,000 to each of Mr. deVeer, Mr. Hull and Dr. Horovitz, 40,000 to Dr. Dunton, 30,000 to Ms. Rossetti and 20,000 to Ms. Morris. The restricted stock units vest as to 50% on the first and second anniversary of the grant date, conditioned on continued service as a director through the applicable vesting dates.
On June 11, 2015, as the annual equity grant for our fiscal year ending June 30, 2016, the Chairman of the board received 40,000 restricted stock units which vest on June 11, 2016, and an option to purchase 40,000 shares of common stock, and each other serving non-employee director received 20,000 restricted stock units which vest on June 11, 2016, and an option to purchase 20,000 shares of common stock. All of the options have an exercise price of $1.08 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2015, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.
Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for our fiscal year ended June 30, 2016 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $12,500, the chairperson of the compensation committee received an additional annual retainer of $12,500 and the chairperson of the corporate governance committee received an additional annual retainer of $7,500. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2017, cash compensation is unchanged.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2016:
Equity Compensation Plan Information as of June 30, 2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,927,508(1)	$1.21(2)	3,314,419
Equity compensation plans not approved by security holders	-	-	-
Total	7,927,508		3,314,419

(1) Consists of 4,825,550 options and 2,665,768 restricted stock units granted under our 2011 Stock Incentive Plan and 436,190 options granted under our 2005 Stock Plan. Our 2005 Stock Plan has terminated, but termination does not affect awards that are currently outstanding under this plan. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2) The amount in column (a) for equity compensation plans approved by security holders includes 2,665,768 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through January 11, 2020, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.
Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 16, 2016, of:
●
each director, each of the named executive officers, and all current directors and officers as a group; and
●
all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.
“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 16, 2016. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.
The common stock has one vote per share and the Series A preferred stock has approximately 15 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 16, 2016, on which date 85,934,037 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 60,592 shares of common stock, were outstanding.
The address for all members of our management and directors is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.
MANAGEMENT:
Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	1,721,079(1)	2.0%	*
Common	Stephen T. Wills	1,574,041(2)	1.8%	*
Common	John K.A. Prendergast, Ph.D.	410,517(3)	*	*
Common	Robert K. deVeer, Jr.	264,560(4)	*	*
Common	J. Stanley Hull	235,500(5)	*	*
Common	Alan W. Dunton, M.D.	167,520(6)	*	*
Common	Angela Rossetti	112,500(7)	*	*
Common	Arlene M. Morris	52,500(8)	*	*

All current directors and executive officers as a group (eight persons)		4,538,217(9)	5.1%	1.9%
*Less than one percent.
(1) Includes 918,750 shares of common stock underlying outstanding options, 45,653 shares of common stock underlying outstanding warrants and 81,250 shares of common stock underlying restricted stock units but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(2) Includes 795,000 shares of common stock underlying outstanding options, 45,653 shares of common stock underlying outstanding warrants and 75,000 shares of common stock underlying restricted stock units but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(3) Includes 338,750 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(4) Includes 197,500 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(5) Includes 194,000 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(6) Includes 125,000 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(7) Includes 77,500 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(8) Consists of 32,500 shares of common stock underlying outstanding options but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.
(9) Includes 2,926,556 shares of common stock underlying outstanding options, warrants and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:
Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	9,089,296 (2)	9.9%	4.7%
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*

*Less than one percent.

(1) Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.
(2) QVT Financial LP (QVT Financial) is the investment manager for QVT Fund V LP (Fund V) and other private investment funds (collectively, the Funds). The information contained herein with respect to the Funds is based on information included in filings by QVT Financial and the Funds with the SEC. Based on a Form 13F filed by QVT Financial on August 15, 2016 for the period ending June 30, 2016, the Funds beneficially own in the aggregate 9,089,296 shares of common stock, including 5,049,922 shares of common stock underlying outstanding warrants. QVT Financial has the power to direct the vote and disposition of the common stock held by the Funds, and accordingly QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 9,089,296 shares of common stock, consisting of the shares beneficially owned by the Funds.
QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds may be deemed to beneficially own the aggregate number of shares of common stock beneficially owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 9,089,296 shares of common stock.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The board of directors has determined that all of the directors except for Dr. Spana (our Chief Executive Officer and President) are independent directors, as defined in the listing standards of the NYSE MKT.
As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the audit committee review and approve related party transactions. Since July 1, 2015, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.
Item 14. Principal Accountant Fees and Services.
KPMG LLP, or KPMG, served as our independent registered public accounting firm for fiscal 2016 and fiscal 2015.
Audit Fees. For fiscal 2016, KPMG billed us a total of $235,500 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2015, the total billed for the same services was $419,200.
Audit-Related Fees. For fiscal 2016 and 2015, KPMG did not perform or bill us for any audit-related services.
Tax Fees. For fiscal 2016, KPMG billed us a total of $16,000 for professional services rendered for tax compliance. For fiscal 2015, KPMG billed us $15,500 for professional services rendered for tax compliance.
All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2015 and 2016.
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
Item 15. Exhibits, Financial Statement Schedules.
(a)     Documents filed as part of the report:
    1.        Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:
— Report of Independent Registered Public Accounting Firm
— Consolidated Balance Sheets
— Consolidated Statements of Operations
— Consolidated Statements of Comprehensive Loss
— Consolidated Statements of Stockholders’ (Deficiency) Equity
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

Date: September 19, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 19, 2016
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 19, 2016
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 19, 2016
John K. A. Prendergast

/s/ Robert K. deVeer, Jr,	Director	September 19, 2016
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 19, 2016
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 19, 2016
Alan W. Dunton

/s/ Angela Rossetti	Director	September 19, 2016
Angela Rossetti

/s/ Arlene M. Morris	Director	September 19, 2016
Arlene M. Morris

Exhibit Index

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Bylaws of Palatin Technologies, Inc.		10-Q	February 8, 2008	001-15543
4.1	Warrant Agreement, dated March 1, 2011, between American Stock Transfer& Trust Company and Palatin Technologies, Inc.		10-Q	May 13, 2011	001-15543
4.2	Form of Series B Warrant Certificate.		10-Q	May 13, 2011	001-15543
4.3	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.4	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.5	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.6	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.7	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.9	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.10	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.11	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	Employment Agreement, effective as of July 1, 2016, between Carl Spana and Palatin Technologies, Inc.		8-K	June 13, 2016	001-15543

10.12†	Employment Agreement, effective as of July 1, 2016, between Stephen T. Wills and Palatin Technologies, Inc.	8-K	June 13, 2016	001-15543
10.13	Underwriting Agreement, datedFebruary 24, 2011, by and between Roth Capital Partners, LLC and Palatin Technologies, Inc.	8-K	February 24, 2011	001-15543
10.14†	2011 Stock Incentive Plan, as amended.	8-K	June 13, 2016	001-15543
10.15†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.16†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.17†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.18†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.19†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.20†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.21†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.22†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.23†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.24	Form of Indenture.	S-3	August 3, 2015	333-206047
10.25	Letter Agreement, dated October 7, 2011, between Biotechnology Value Fund, L.P. and Palatin Technologies, Inc.	8-K	October 7, 2011	001-15543
10.26	Purchase Agreement, dated July 2, 2012, by and between QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. and Palatin Technologies, Inc.	8-K	July 6, 2012	001-15543
10.27	Registration Rights Agreement, dated July 2, 2012, by and between QVT Fund IV LP, QVT Fund V LP and Quintessence Fund L.P. and Palatin Technologies, Inc.	8-K	July 6, 2012	001-15543
10.28	Securities Purchase Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.	8-K	December 30, 2014	001-15543

10.29	Registration Rights Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.30	Placement Engagement Letter, dated December 22, 2014, by and between Palatin Technologies, Inc. and Piper Jaffray & Co.		8-K	December 30, 2014	001-15543
10.31
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.

			8-K	July 7, 2015	001-15543
10.32	Securities Purchase Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.33	Registration Rights Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.34	Underwriting Agreement, dated August 1, 2016, by and between Palatin Technologies, Inc. and Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters named therein.		8-K	August 2, 2016	001-15543
10.35††	License, Co-Development and Commercialization Agreement, dated August 29, 2014, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K/A	October 9, 2014	001-15543
10.36	Termination Agreement, dated September 16, 2015, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K	September 18, 2015	001-15543
10.37††	Commercial Supply Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	X
10.38††	Manufacturing Preparation and Services Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	X
21	Subsidiaries of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Management contract or compensatory plan or arrangement.
†† Confidential treatment granted or requested as to certain portions, which portions are omitted and filed separately with the SEC.