Form 10-Q
period 2016-09-30
PALATIN TECHNOLOGIES INC
filed 2016-11-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, 108,039,221 shares of the registrant's common stock, par value $0.01 per share, were outstanding.

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
●
our expectations regarding the results and the timing of results in our Phase 3 clinical trials of bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder (HSDD), which is a type of female sexual dysfunction, or FSD;
●
our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for HSDD in the United States and Europe;
●
the potential for commercialization of bremelanotide for HSDD and other product candidates, if approved, by us;
●
our expectations regarding the potential market size and market acceptance for bremelanotide for HSDD and our other product candidates, if approved for commercial use;
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

Such forward-looking statements involve risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our Annual Report on Form 10-K for the year ended June 30, 2016, and in our other Securities and Exchange Commission (SEC) filings.
We expect to incur losses in the future as a result of spending on our planned development programs and results may fluctuate significantly from quarter to quarter.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,867,930	$8,002,668
Available-for-sale investments	1,377,714	1,380,556
Prepaid expenses and other current assets	1,007,978	1,313,841
Total current assets	11,253,622	10,697,065

Property and equipment, net	90,171	97,801
Other assets	56,916	63,213
Total assets	$11,400,709	$10,858,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,159,427	$713,890
Accrued expenses	12,884,590	7,767,733
Notes payable, net of discount and debt issuance costs	6,399,075	5,374,951
Capital lease obligations	27,827	27,424
Total current liabilities	20,470,919	13,883,998

Notes payable, net of discount and debt issuance costs	12,162,471	14,106,594
Capital lease obligations	7,214	14,324
Other non-current liabilities	525,314	439,130
Total liabilities	33,165,918	28,444,046

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of September 30, 2016 and June 30, 2016	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 92,806,710 shares as of September 30, 2016 and 68,568,055 shares as of June 30, 2016, respectively	928,067	685,680
Additional paid-in capital	333,774,227	325,142,509
Accumulated other comprehensive loss	(2,521)	(1,944)
Accumulated deficit	(356,465,022)	(343,412,252)
Total stockholders’ deficiency	(21,765,209)	(17,585,967)
Total liabilities and stockholders’ deficiency	$11,400,709	$10,858,079

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2016	2015

REVENUES:
License revenue	$-	$-

OPERATING EXPENSES:
Research and development	11,226,084	10,597,714
General and administrative	1,209,346	1,199,937
Total operating expenses	12,435,430	11,797,651

Loss from operations	(12,435,430)	(11,797,651)

OTHER INCOME (EXPENSE):
Interest income	6,645	15,740
Interest expense	(623,985)	(628,008)
Total other income (expense), net	(617,340)	(612,268)

NET LOSS	$(13,052,770)	$(12,409,919)

Basic and diluted net loss per common share	$(0.08)	$(0.08)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	165,848,269	156,176,618

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,
	2016	2015

Net loss	$(13,052,770)	$(12,409,919)

Other comprehensive loss:
Unrealized loss on available-for-sale investments	(577)	-

Total comprehensive loss	$(13,053,347)	$(12,409,919)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,052,770)	$(12,409,919)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	7,630	10,654
Non-cash interest expense	82,266	80,739
Stock-based compensation	403,208	300,394
Changes in operating assets and liabilities:
Prepaid expenses and other assets	312,160	137,095
Accounts payable	445,537	2,239,604
Accrued expenses	5,116,857	156,062
Other non-current liabilities	86,184	86,957
Net cash used in operating activities	(6,598,928)	(9,398,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(17,695)
Net cash used in investing activities	-	(17,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(6,707)	(6,328)
Payment of withholding taxes reltaed to restricted
stock units	-	(131,959)
Payment on notes payable obligations	(1,000,000)	-
Proceeds from the sale of common stock and
warrants, net of costs	8,470,897	19,919,883
Proceeds from the issuance of notes payable and warrants	-	10,000,000
Payment of debt issuance costs	-	(140,964)
Net cash provided by financing activities	7,464,190	29,640,632

NET INCREASE IN CASH
AND CASH EQUIVALENTS	865,262	20,224,523

CASH AND CASH EQUIVALENTS, beginning of period	8,002,668	27,299,268

CASH AND CASH EQUIVALENTS, end of period	$8,867,930	$47,523,791

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$457,800	$460,313
Issuance of warrants in connection with debt financing	-	305,196
Unrealized loss on available-for-sale investments	577	-
Non-cash equity financing costs in accounts payable	21,029	85,605
Non-cash equity financing costs in accrued expenses	65,000	-
Non-cash debt financing costs in accounts payable	-	5,151

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
Going Concern – There is substantial doubt about the Company’s ability to continue as a going concern. Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2016 of $356,465,022 and incurred a net loss for the three months ended September 30, 2016 of $13,052,770. The Company anticipates incurring additional losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all. The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount or classification of liabilities that might result from the outcome of this uncertainty.
As discussed in Note 11, on August 4, 2016, the Company closed on an underwritten offering of units resulting in gross proceeds of $9,225,000, with net proceeds, after deducting estimated offering expenses, of $8,470,897.
As of September 30, 2016, the Company’s cash, cash equivalents and investments were $10,245,644 and current liabilities were $20,470,919. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the Phase 3 clinical trial program with bremelanotide for HSDD and preclinical and clinical development of our other product candidates and programs, including PL3994 and melanocortin receptor1 and melanocortin receptor4 programs. Management believes that the Phase 3 clinical trial program with bremelanotide for HSDD, including regulatory filings for product approval, but excluding required ancillary studies and clinical trials and launch readiness commercialization efforts, will cost at least $87,000,000.
Management believes that the Company’s existing capital resources will be adequate to fund its planned operations through the quarter ending December 31, 2016. The Company will need additional funding to complete required ancillary studies and clinical trials of bremelanotide for HSDD, prepare and submit regulatory filings for product approval, and establish commercial scale manufacturing capability. The Company will also need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.
The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and availableforsale investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three months ended September 30, 2016, and 2015, the Company had no revenues reported.
(2)
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2016 may not necessarily be indicative of the results of operations expected for the full year, except that the Company expects to incur a significant loss for the fiscal year ending June 30, 2017.
The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission (SEC), which includes consolidated financial statements as of June 30, 2016 and 2015 and for each of the fiscal years in the three-year period ended June 30, 2016.
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
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $8,687,904 and $7,782,243 in a money market account at September 30, 2016 and June 30, 2016, respectively.
Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as heldtomaturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as availableforsale. Heldtomaturity securities are recorded as either shortterm or longterm on the balance sheet, based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as heldtomaturity or as trading are classified as availableforsale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of other comprehensive (loss) income.
The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market.
Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, available-for-sale investments, accounts payable and notes payable. Management believes that the carrying values of cash equivalents, available-for-sale investments and accounts payable are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on the terms of the notes.
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
Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro-rata vesting are determined using the quoted market price of the Company’s common stock on the date of grant and allocated to periods on a straightline basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations.
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
Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants issued on July 3, 2012 to purchase up to 31,988,151 shares of common stock are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share for all periods presented in the consolidated statements of operations.
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
The Series I 2016 warrants to purchase up to 2,218,045 shares of common stock were exercisable starting at August 4, 2016 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on August 4, 2016 (Note 11).
As of September 30, 2016 and 2015, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering), and the vesting of restricted stock units amounted to an aggregate of 44,479,663, and 32,908,798 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be antidilutive.
(4)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
In June 2016, the FASB issued ASU No. 201613, Financial Instruments  Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2020. Early adoption will be available on July 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU No. 201609, Compensation – Improvement to Employee ShareBased Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of sharebased payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company on July 1, 2017, with early application permitted. The Company is evaluating the effect that the new guidance will have on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU No. 201602, Leases, Related to the Recognition of Lease Assets and Lease Liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a rightofuse asset and a lease liability, other than leases that meet the definition of a short term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.
In January 2016, the FASB issued ASU No. 201601, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.
In November 2015, the FASB issued ASU No. 201517, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a taxpaying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on July 1, 2017, with early adoption permitted as of the beginning of an interim or annual reporting period. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures. however, at the present time the Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The Company adopted the retrospective guidance as of July 1, 2016. As a result of the adoption of ASU No. 2015-03, we made the following adjustments to the June 30, 2016 consolidated balance sheet: a $110,441 decrease to prepaid expenses and other current assets, a $83,215 decrease to other assets, a $110,441 decrease to the current portion of notes payable, net of discounts and debt issuance costs, and a $83,215 decrease to the long-term portion of notes payable, net of discounts and debt issuance costs.
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
The Company viewed the delivery of the license for bremelanotide as a revenue generating activity that is part of its ongoing and central operations. The other elements of the agreement with Gedeon Richter were considered non-revenue activities associated with the collaborative arrangement. The Company believes the license had standalone value from the other elements of the collaborative arrangement because it conveyed all of the rights necessary to develop and commercialize bremelanotide in the licensed territory. For the three months ended September 30, 2016, and 2015, the Company had no revenues reported.
(6)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consist of the following:
	September 30, 2016	June 30, 2016
Clinical study costs	$860,440	$1,146,975
Insurance premiums	25,764	23,010
Other	121,774	143,856
	$1,007,978	$1,313,841

 (7)
INVESTMENTS:
The following summarizes the carrying value of our availableforsale investments, which consist of corporate debt securities:

	September 30, 2016	June 30, 2016
Cost	$1,387,022	$1,387,022
Amortization of premium	(6,787)	(4,522)
Gross unrealized loss	(2,521)	(1,944)
Fair value	$1,377,714	$1,380,556

 (8)
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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2016:
Money market account	8,687,904	8,687,904	-	-
TOTAL	$8,687,904	$8,687,904	$-	$-
June 30, 2016:
Money market account	7,782,243	7,782,243	-	-
TOTAL	$7,782,243	$7,782,243	$-	$-

(9)
ACCRUED EXPENSES:
Accrued expenses consist of the following:
	September 30, 2016	June 30, 2016
Bremelanotide program costs	$12,379,580	$6,983,581
Other research related expenses	311,178	69,609
Professional services	40,235	231,482
Other	153,597	483,061
	$12,884,590	$7,767,733

(10)
NOTES PAYABLE:
Notes payable consist of the following:
	September 30, 2016	June 30, 2016
Notes payable under venture loan	$19,000,000	$20,000,000
Unamortized related debt discount	$(275,386)	$(324,800)
Unamortized debt issuance costs	(163,068)	(193,655)
Notes payable	$18,561,546	$19,481,545

Less: current portion	6,399,075	5,374,951

Long-term portion	$12,162,471	$14,106,594

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at September 30, 2016 and June 30, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at September 30, 2016, and June 30, 2016. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan agreement These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
The Company’s obligations under the 2015 amended and restated loan agreement, which includes the 2014 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.
The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of September 30, 2016, the Company was in compliance with all of its loan covenants.
(11)
STOCKHOLDERS’ DEFICIENCY:
Financing Transactions – On August 4, 2016, the Company closed on an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering had the opportunity to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds were $9,225,000, with net proceeds to the Company, after deducting offering expenses, of $8,470,897. The Company issued 11,481,481 shares of common stock and ten year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.
The Series I warrants are exercisable at an initial exercise price of $0.01 per share, exercisable immediately upon issuance and expire on the tenth anniversary of the date of issuance. The Series I warrants are subject to limitation on exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of the Company’s shares of common stock following such exercise. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to the same beneficial ownership limitation as the Series I warrants.

On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of the Company’s common stock. Certain funds managed by QVT Financial LP (QVT) invested $5,000,000 and another accredited investment fund invested $15,000,000. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20,000,000, with net proceeds, after deducting estimated offering expenses, of $19,834,278.
The Series E warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series E warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of the Company's shares of common stock following such exercise. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to the same beneficial ownership limitation as the Series E warrants.
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
During the three months ended September 30, 2016, and 2015 the Company issued 12,757,174 shares and 10,890,889 shares, respectively, of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share. As of September 30, 2016, there were 77,546,764 warrants outstanding at an exercise price of $0.01 per share.
Stock Options – In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $5,216 of stock-based compensation expense related to these options during the three months ended September 30, 2016. 233,000 options granted to its executive officers vest 12 months from the date of grant, and the Company is amortizing the fair value of these options of $67,160 over this vesting period. The Company recognized $4,757 of stock-based compensation expense related to these options during the three months ended September 30, 2016.
In June 2016, the Company granted 262,500 options to its nonemployee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $81,435 over the vesting period. The Company recognized $20,359 of stock-based compensation expense related to these options during the three months ended September 30, 2016.
In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $32,293, and $57,577, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2016 and 2015.
Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.
Restricted Stock Units – In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 415,000 of which vest over 24 months and 143,000 of which vest at 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580, and $171,360, respectively, over the vesting periods. The Company recognized $20,504 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2016.
In June 2016, the Company granted 262,500 restricted stock units to its nonemployee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $131,250 over the vesting period. The Company recognized $32,812 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2016.

In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. The Company determined that the performance condition was not probable of achievement on the date of grant since such condition is outside the control of the Company.  The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250. The Company is amortizing the fair value over the derived service period of 0.96 years. The Company recognized $86,879 of stock-based compensation expense related to these restricted stock units during the three ended September 30, 2016.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The fair value of these restricted stock units is $425,000, $231,200 and $136,000, respectively. The Company recognized $101,256 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2016.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $40,429 and $150,328, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2016 and 2015.
Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.
Stock-based compensation cost for the three months ended September 30, 2016 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $58,703, and $92,489 for the three months ended September 30, 2015.
(12)
SUBSEQUENT EVENTS:
Bremelanotide Phase 3 HSDD Topline Results – On November 1, 2016, we announced positive top-line results in our Phase 3 clinical trial program of bremelanotide as an on-demand treatment for premenopausal women diagnosed with HSDD. Bremelanotide 1.75 mg met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments.
Outstanding Common Stock – Between September 30, 2016 and November 10, 2016, the Company issued 15,232,511 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share. As of November 10, 2016, there are 62,046,764 outstanding warrants with an exercise price of $0.01 per share, all of which include cashless exercise provisions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2016.
In this Quarterly Report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.
Critical Accounting Policies and Estimates
Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2016, have not changed as of September 30, 2016. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.
Overview
We are a biopharmaceutical company developing targeted, receptorspecific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder, or HSDD, which is a type of female sexual dysfunction, or FSD, defined as low desire with associated distress. In addition, we have drug candidates or development programs for obesity, erectile dysfunction, cardiovascular diseases, pulmonary diseases, inflammatory diseases and dermatologic diseases.
The following drug development programs are actively under development:
●
Bremelanotide, an-as needed subcutaneous injectable peptide melanocortin receptor agonist, for treatment of HSDD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alphaMSH (melanocytestimulating hormone). In two primary Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments.
●
Melanocortin receptor4, or MC4r, compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, HSDD, erectile dysfunction or ED, obesity and diabetes.
●
PL3994, a natriuretic peptide receptorA, or NPRA, agonist, for treatment of cardiovascular and pulmonary indications. PL3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide, or ANP. PL3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension. and
●
Melanocortin receptor1, or MC1r, agonist peptides for treatment of inflammatory and dermatologic disease indications. Our MC1r peptide drug candidates are highly specific, with substantially greater binding and efficacy at MC1r than at other melanocortin receptors. We have selected one of our MC1r peptide drug candidates, designated PL8177, as a clinical trial candidate.

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
We initiated patient screening in our Phase 3 clinical study program of bremelanotide for the treatment of HSDD in premenopausal women, called the RECONNECT STUDY, in the fourth quarter of calendar 2014, completed patient enrollment in the fourth quarter of calendar 2015, and completed the last patient visits in the double blind, or efficacy, portion of the studies in the third quarter of calendar 2016. There are two Phase 3 clinical trials, Study 301 and Study 302, in the RECONNECT STUDY. The co-primary endpoints for the Phase 3 clinical trials were the Female Sexual Function Index: Desire Domain (FSFI-D) and Female Sexual Distress Scale-Desires/Arousal/Orgasm (FSDS-DAO) Item 13. For women taking bremelanotide compared to placebo, the FSFI-D showed statistically significant improvement in measures of desire in the context of overall sexual functioning in both Phase 3 studies, Study 301: (mean change of 0.54 vs. 0.24, median change of 0.60 vs. 0.00, p=0.0002) and Study 302: (mean change of 0.63 vs. 0.21, median change of 0.60 vs. 0.00, p<0.0001). The FSDS-DAO Item 13 showed statistically significant decreases in measures of distress related to low sexual desire both Phase 3 studies, Study 301: (mean change of -0.74 vs. -0.35, median change of -1.0 vs. 0.0, p<0.0001) and Study 302: (mean change of -0.71 vs. -0.41, median change of -1.0 vs. 0.0, p=0.0057). The openlabel safety extension portion of the RECONNECT STUDY is continuing. We cannot assure you that a complete review of the Phase 3 efficacy data will support approval of bremelanotide for HSDD or that the U.S. Food and Drug Administration, or FDA, will approve a new drug application, or NDA, for bremelanotide.
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

Results of Operations
Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
Revenue – We recognized no revenue for the three months ended September 30, 2016 and 2015.
Research and Development – Research and development expenses were $11,226,084 for the three months ended September 30, 2016 compared to $10,597,714 for the three months ended September 30, 2015.
Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $10,098,974 for the three months ended September 30, 2016 compared to $9,887,540 for the three months ended September 30, 2015. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The increase in research and development expenses is mainly attributable to the continued progress of our bremelanotide program for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.
The amounts of project spending above exclude general research and development spending, which were $1,127,110 for the three months ended September 30, 2016 compared to $710,174 for the three months ended September 30, 2015. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stockbased compensation.
Cumulative spending from inception to September 30, 2016 is approximately $245,600,000 on our bremelanotide program and approximately $124,300,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2016, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and largerscale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.
General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,209,346 for the three months ended September 30, 2016 compared to $1,199,937 for the three months ended September 30, 2015. The increase in general and administrative expenses is primarily attributable to the recognition of stockbased compensation.
Other Income (Expense) – Other income (expense) was $(617,340), and $(612,268), respectively, for the three months ended September 30, 2016 and 2015. For the three months ended September 30, 2016, we recognized $6,645 of investment income offset by $(623,985) of interest expense primarily related to our venture debt. For the three months ended September 30, 2015, we recognized $15,740 of investment income offset by $(628,008) of interest expense primarily related to our venture debt.
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
●
product approval or clearance;
●
regulatory compliance;
●
good manufacturing practices (GMP) compliance;
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

During the three months ended September 30, 2016, cash used for operating activities was $6,598,928, compared to $9,398,414 for the three months ended September 30, 2015. Lower net cash outflows from operations in the three months ended September 30, 2016 compared to the three months ended September 30, 2015 were primarily the result of an increase in accrued expenses and an increase in accounts payable. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.
During the three months ended September 30, 2016 there were no investing activities. During the three months ended September 30, 2015, net cash used for investing activities was $17,695 for capital expenditures.
During the three months ended September 30, 2016, net cash provided by financing activities was $7,464,190, which consisted of an underwritten offering with net proceeds of $8,470,897, offset by $1,006,707 for the payment on notes payable and capital lease payments. During the three months ended September 30, 2015, net cash provided by financing activities of $29,640,632 consisted of net proceeds of $19,919,883 from a private placement, a loan of $9,859,036, net of related debt issuance costs, offset by approximately $138,287 for the payment of withholding taxes related to restricted stock units and capital lease payments.
We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. As a result, there is substantial doubt about our ability to continue as a going concern. Continued operations are dependent upon our ability to complete equity or debt financing activities or collaboration arrangements. We believe that if we do not have sufficient funding, we may have to curtail or cease certain programs or operations within twelve months. As of September 30, 2016, our cash, cash equivalents and investments were $10,245,644 and our current liabilities were $20,470,919.
We intend to utilize existing capital resources for general corporate purposes and working capital, including our bremelanotide program for HSDD, preclinical and clinical development of our MC1r and MC4r peptide programs and PL3994 natriuretic peptide, and development of other portfolio products. Based on our current plan, we believe that the Phase 3 clinical trial program with bremelanotide for HSDD, including regulatory filings for product approval, but excluding required ancillary studies and clinical trials and launch readiness commercialization efforts, will cost at least $87,000,000. We intend to seek additional capital to support the Phase 3 program through collaborative arrangements on bremelanotide, public or private equity or debt financings, or other sources.
We believe that our existing capital resources will be adequate to fund our planned operations through the quarter ending December 31, 2016. To submit an NDA to FDA for bremelanotide for HSDD, we will need additional funding to complete required ancillary studies and clinical trials, prepare and submit regulatory filings for product approval, and establish commercial scale manufacturing capability. We will also need additional funding to complete required clinical trials for our other product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.
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
Item 4.  Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings.
We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.
Item 1A.  Risk Factors.
This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties facing our business. We have described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, the primary risks related to our business, and we periodically update those risks for material developments. Those risks are not the only ones facing us. Our business is also subject to the risks that affect many other companies, such as employment relations, general economic conditions and geopolitical events. Further, additional risks that materially and adversely affect our business, operations, liquidity and stock price may materialize in the future.
Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended June 30, 2016, provide additional disclosure for these supplemental risks and are incorporated herein by reference.
We will need additional financing, including financing to submit required regulatory applications to the FDA for bremelanotide for HSDD and to complete clinical trials for our other product candidates, which may not be available on acceptable terms, if at all.
As of September 30, 2016, we had cash, cash equivalents and investments of $10,245,644, with current liabilities of $20,470,919. We believe we currently have sufficient existing capital resources to fund our planned operations through the quarter ending December 31, 2016. We will need additional funding to complete development of our bremelanotide for HSDD program, including completing ancillary studies and clinical trials, completing certain chemistry, manufacturing and controls activities, preparing and submitting regulatory filings for product approval, and launch readiness commercialization efforts. We will also need additional funding to conduct and complete required clinical trials for our other product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.
We have completed the last patient visits in the double blind portion of our Phase 3 clinical trial of bremelanotide for HSDD, and subsequent to the end of the quarter we released top-line results. We believe we have adequate funds to complete analysis of efficacy and safety data. However, we do not have adequate funds to complete the open-label safety extension study, all ancillary studies and clinical trials required for submission of an NDA to FDA for approval of bremelanotide for HSDD, or to prepare and submit the NDA to FDA. We may be required to curtail or delay our bremelanotide for HSDD program unless we have adequate funds to complete the program. We estimate that the Phase 3 clinical trial program with bremelanotide for HSDD, including regulatory filings for product approval, but excluding required ancillary studies and clinical trials and launch readiness commercialization efforts, will cost at least $87,000,000, of which approximately $63,800,000 has been expensed through September 30, 2016. We will seek funds to support the program through collaborative arrangements on bremelanotide, including marketing and distribution partnering agreements, public or private equity or debt financings, and other sources, but such additional funding may not be available on acceptable terms, or at all.
We do not have any source of significant recurring revenue and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.
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
Our future capital requirements depend on many factors, including:
●
the interpretation and acceptance of the results of our Phase 3 clinical trials for bremelanotide for HSDD;
●
the complete results of our Phase 3 clinical trials for bremelanotide for HSDD;
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
●
the cost of manufacturing bremelanotide for HSDD, PL-3994 or any future product candidates and any products we successfully commercialize;
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
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate, bremelanotide for HSDD, but we may never obtain regulatory approval for or successfully commercialize bremelanotide for HSDD or any of our product candidates.
To date, we have invested most of our efforts and financial resources in the research and development of bremelanotide for HSDD, which is currently our lead product candidate. We completed the last patient visit in the double blind efficacy portion of our Phase 3 RECONNECT STUDY for bremelanotide for HSDD and subsequent to the end of the quarter released top-line results. The top-line results show that both Phase 3 trials in the RECONNECT STUDY of bremelanotide for HSDD in premenopausal women met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of bremelanotide for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2016	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2016	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X