Form 10-Q
period 2016-12-31
PALATIN TECHNOLOGIES INC
filed 2017-02-10
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

or

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

As of February 9, 2017, 137,947,082 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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

●
estimates of our expenses, future revenue and capital requirements;
●
our ability to obtain additional financing on terms acceptable to us, or at all;
●
our ability to advance product candidates into, and successfully complete, clinical trials;
●
the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;
●
the timing or likelihood of regulatory filings and approvals;
●
our expectations regarding completion of required clinical trials and studies and validation of methods and controls used to manufacture Rekynda™ (our trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder, or HSDD, which is a type of female sexual dysfunction, or FSD;
●
our expectation regarding the timing of our regulatory submissions for approval of Rekynda for HSDD in the United States and Europe;
●
our expectation regarding performance of our exclusive licensee of Rekynda for North America, AMAG Pharmaceuticals, Inc., or AMAG;
●
the potential for commercialization of Rekynda for HSDD in North America by AMAG and other product candidates, if approved, by us;
●
our expectations regarding the potential market size and market acceptance for Rekynda for HSDD and our other product candidates, if approved for commercial use;
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

Rekynda™ is a trademark of Palatin Technologies, Inc. Palatin Technologies® is a registered trademark of Palatin Technologies, Inc.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC .
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,114,581	$8,002,668
Available-for-sale investments	1,375,959	1,380,556
Prepaid expenses and other current assets	838,260	1,313,841
Total current assets	14,328,800	10,697,065

Property and equipment, net	82,540	97,801
Other assets	56,916	63,213
Total assets	$14,468,256	$10,858,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,706,014	$713,890
Accrued expenses	7,446,825	7,767,733
Notes payable, net of discount and debt issuance costs	7,427,445	5,374,951
Capital lease obligations	28,214	27,424
Total current liabilities	19,608,498	13,883,998

Notes payable, net of discount and debt issuance costs	10,210,275	14,106,594
Capital lease obligations	-	14,324
Other non-current liabilities	607,488	439,130
Total liabilities	30,426,261	28,444,046

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of December 31, 2016 and June 30, 2016	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 133,423,837 shares as of December 31, 2016 and 68,568,055 shares as of June 30, 2016, respectively	1,334,238	685,680
Additional paid-in capital	349,204,164	325,142,509
Accumulated other comprehensive loss	(2,006)	(1,944)
Accumulated deficit	(366,494,441)	(343,412,252)
Total stockholders’ deficiency	(15,958,005)	(17,585,967)
Total liabilities and stockholders’ deficiency	$14,468,256	$10,858,079

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

REVENUES:
License revenue	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	8,134,575	11,272,307	19,360,659	21,870,021
General and administrative	1,306,300	1,356,117	2,515,646	2,556,054
Total operating expenses	9,440,875	12,628,424	21,876,305	24,426,075

Loss from operations	(9,440,875)	(12,628,424)	(21,876,305)	(24,426,075)

OTHER INCOME (EXPENSE):
Interest income	5,991	8,234	12,636	23,974
Interest expense	(594,535)	(629,494)	(1,218,520)	(1,257,502)
Total other income (expense), net	(588,544)	(621,260)	(1,205,884)	(1,233,528)

NET LOSS	$(10,029,419)	$(13,249,684)	$(23,082,189)	$(25,659,603)

Basic and diluted net loss per common share	$(0.06)	$(0.08)	$(0.13)	$(0.16)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	177,798,511	156,358,586	171,823,390	156,268,094

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Net loss	$(10,029,419)	$(13,249,684)	$(23,082,189)	$(25,659,603)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	515	(9,389)	(62)	(9,389)

Total comprehensive loss	$(10,028,904)	$(13,259,073)	$(23,082,251)	$(25,668,992)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,082,189)	$(25,659,603)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	15,261	22,193
Non-cash interest expense	160,711	161,478
Stock-based compensation	853,241	800,748
Changes in operating assets and liabilities:
Prepaid expenses and other assets	481,877	229,186
Accounts payable	3,992,124	1,269,795
Accrued expenses	(320,908)	(445,111)
Other non-current liabilities	168,358	173,913
Net cash used in operating activities	(17,731,525)	(23,447,401)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	-	(1,387,022)
Purchases of property and equipment	-	(17,695)
Net cash used in investing activities	-	(1,404,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(13,534)	(12,748)
Payment of withholding taxes related to restricted
stock units	-	(131,959)
Payment on notes payable obligations	(2,000,000)	-
Proceeds from the sale of common stock and
warrants, net of costs	23,856,972	19,834,278
Proceeds from the issuance of notes payable and warrants	-	10,000,000
Payment of debt issuance costs	-	(146,115)
Net cash provided by financing activities	21,843,438	29,543,456

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,111,913	4,691,338

CASH AND CASH EQUIVALENTS, beginning of period	8,002,668	27,299,268

CASH AND CASH EQUIVALENTS, end of period	$12,114,581	$31,990,606

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$891,717	$922,111
Issuance of warrants in connection with debt financing	-	305,196
Unrealized loss on available-for-sale investments	62	9,389
Non-cash equity financing costs in accrued expenses	50,861	-

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
The Company’s primary product in development is Rekynda™, the Company’s trade name for bremelanotide, for the treatment of hypoactive sexual desire disorder (HSDD), which is a type of female sexual dysfunction (FSD). The Company also has drug candidates or development programs for cardiovascular diseases, inflammatory diseases, obesity and dermatologic diseases.
As discussed in Note 12, on January 8, 2017 the Company entered into an exclusive license agreement (License Agreement) with AMAG Pharmaceuticals, Inc. (AMAG) for Rekynda for North America. The License Agreement became effective on February 2, 2017 (Effective Date), and the Company received an upfront payment of $60,000,000 pursuant to the License Agreement on the Effective Date.
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
Going Concern – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2016 of $366,494,411 and incurred a net loss for the three and six months ended December 31, 2016 of $10,029,419 and $23,082,189, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all. As discussed in Note 11, on December 6, 2016, the Company closed on an underwritten public offering of units resulting in gross proceeds of $16,500,000, with net proceeds, after deducting underwriting discounts and commissions and offering expenses, of $15,386,075.
As of December 31, 2016, the Company’s cash, cash equivalents and investments were $13,490,540 before giving effect to receipt of $60,000,000 from AMAG pursuant to the License Agreement discussed in Note 12, and current liabilities were $19,608,498. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with Rekynda for HSDD preparatory to filing a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), and preclinical and clinical development of our other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.
Management believes that the Company’s existing capital resources will be adequate to fund its planned operations through at least the fiscal year ending June 30, 2018. The Company will also need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.
The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.
Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and six months ended December 31, 2016, and 2015, the Company had no revenues reported.

(2)
BASIS OF PRESENTATION:
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2016 may not necessarily be indicative of the results of operations expected for the full year.
The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC, which includes consolidated financial statements as of June 30, 2016 and 2015 and for each of the fiscal years in the three-year period ended June 30, 2016.
(3)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $11,939,046 and $7,782,243 in a money market account at December 31, 2016 and June 30, 2016, respectively.
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
As of December 31, 2016 and 2015, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering), and the vesting of restricted stock units amounted to an aggregate of 57,174,473, and 34,901,635 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.
(4)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments  Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2020. Early adoption will be available on July 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.
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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new standard is effective for the Company for its fiscal year ending June 30, 2017. The Company is evaluating the effect of the standard, if any, on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. In addition, in April 2016 the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which addresses various issues associated with identifying performance obligations, licensing of intellectual property, royalty considerations, and other matters. ASU No. 2016-10 is effective in connection with ASU No. 2014-09. The Company is evaluating the effect that these standards will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of these standards on its ongoing financial reporting.
(5)
AGREEMENT WITH GEDEON RICHTER:
In August 2014, the Company entered into a license, co-development and commercialization agreement with Gedeon Richter on Rekynda for FSD in Europe and selected countries. On September 16, 2015, the Company and Gedeon Richter mutually and amicably agreed to terminate the license, co-development and commercialization agreement. In connection with the termination of the license agreement, all rights and licenses to co-develop and commercialize Rekynda for FSD indications granted by the Company under the license agreement to Gedeon Richter terminated and reverted to the Company, and neither party is expected to have any future material obligations under the license agreement. Neither the Company nor Gedeon Richter incurred any early termination penalties or other payment or reimbursement obligations as a result of the termination of the license agreement.
The Company viewed the delivery of the license for Rekynda as a revenue generating activity that is part of its ongoing and central operations. The other elements of the agreement with Gedeon Richter were considered non-revenue activities associated with the collaborative arrangement. The Company believes the license had standalone value from the other elements of the collaborative arrangement because it conveyed all of the rights necessary to develop and commercialize Rekynda in the licensed territory. For the three and six months ended December 31, 2016, and 2015, the Company had no revenues reported.
(6)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consist of the following:
	December 31, 2016	June 30, 2016
Clinical study costs	$643,429	$1,146,975
Insurance premiums	29,619	23,010
Other	165,212	143,856
	$838,260	$1,313,841
 (7)
INVESTMENTS:
The following summarizes the carrying value of our available-for-sale investments, which consist of corporate debt securities:
	December 31, 2016	June 30, 2016
Cost	$1,387,022	$1,387,022
Amortization of premium	(9,057)	(4,522)
Gross unrealized loss	(2,006)	(1,944)
Fair value	$1,375,959	$1,380,556

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

The following table provides the assets carried at fair value:
	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2016:
Money market account	11,939,046	11,939,046	-	-
TOTAL	$11,939,046	$11,939,046	$-	$-
June 30, 2016:
Money market account	7,782,243	7,782,243	-	-
TOTAL	$7,782,243	$7,782,243	$-	$-

(9)
ACCRUED EXPENSES:
Accrued expenses consist of the following:
	December 31, 2016	June 30, 2016
Rekynda program costs	$7,072,200	$6,983,581
Other research related expenses	182,575	69,609
Professional services	120,371	231,482
Other	71,679	483,061
	$7,446,825	$7,767,733

(10)
NOTES PAYABLE:
Notes payable consist of the following:
	December 31, 2016	June 30, 2016
Notes payable under venture loan	$18,000,000	$20,000,000
Unamortized related debt discount	$(228,121)	$(324,800)
Unamortized debt issuance costs	(134,159)	(193,655)
Notes payable	$17,637,720	$19,481,545

Less: current portion	7,427,445	5,374,951

Long-term portion	$10,210,275	$14,106,594

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of Palatin common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at December 31, 2016 and June 30, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at December 31, 2016, and June 30, 2016. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.
The Company’s obligations under the 2015 amended and restated loan agreement, which includes the 2014 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets.
The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of December 31, 2016, the Company was in compliance with all of its loan covenants.
(11)
STOCKHOLDERS’ DEFICIENCY:
Financing Transactions – On December 6, 2016, the Company closed on an underwritten public offering of units, with each unit consisting of a share of common stock and a Series J warrant to purchase 0.50 of a share of common stock. Gross proceeds were $16,500,000, with net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of $15,386,075. The Company issued 25,384,616 shares of common stock and Series J warrants to purchase 12,692,310 shares of common stock at an initial exercise price of $0.80 per share, which warrants are exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series J warrants are subject to limitation on exercise if the holder and its affiliates would beneficially own more than 9.99%, or 4.99% for certain holders, of the total number of the Company’s shares of common stock following such exercise.
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
The Series E warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series E warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of the Company’s shares of common stock following such exercise. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to the same beneficial ownership limitation as the Series E warrants.
The purchase agreement for the private placement provides that the purchasers have certain rights until the earlier of approval of Rekynda for FSD by the U.S. Food and Drug Administration and July 3, 2018, including rights of first refusal and participation in any subsequent equity or debt financing. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.
During the six months ended December 31, 2016, and 2015 the Company issued 27,989,685 shares and 10,890,889 shares, respectively, of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share. As of December 31, 2016, there were 62,046,764 warrants outstanding at an exercise price of $0.01 per share.
Stock Options – In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $16,568 and $21,784, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2016. 233,000 options granted to its executive officers vest 12 months from the date of grant, and the Company is amortizing the fair value of these options of $67,160 over this vesting period. The Company recognized $15,111 and $19,868, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2016.
In June 2016, the Company granted 262,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $81,435 over the vesting period. The Company recognized $20,359 and $40,718, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2016.
In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $35,192, and $67,485, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2016 and $62,443 and $120,020, respectively, during the three and six months ended December 31, 2015.
Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48 month period, while stock options granted to its non-employee directors vest over a 12 month period.

Restricted Stock Units – In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 415,000 of which vest over 24 months and 143,000 of which vest at 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580, and $171,360, respectively, over the vesting periods. The Company recognized $80,228 and $100,732, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016.
In June 2016, the Company granted 262,500 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $131,250 over the vesting period. The Company recognized $32,813 and $65,625, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016.
In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of Rekynda for FSD, which is considered a performance condition. This performance condition was deemed met as of February 2, 2017, the Effective Date of the License Agreement on Rekynda with AMAG. Prior to meeting the performance condition, the Company determined that it was not probable of achievement on the date of grant since meeting the condition was outside the control of the Company. The fair value of these awards, as calculated under a multi-factor Monte Carlo simulation, was $338,250. The Company amortized the fair value over the derived service period of 0.96 years. The Company recognized $55,410 and $142,289, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016 and $22,202 during the three and six months ended December 31, 2015.
Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The fair value of these restricted stock units is $425,000, $231,200 and $136,000, respectively. The Company recognized $85,996 and $187,252, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016 and $167,756 during the three and six months ended December 31, 2015.
In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $40,430 and $80,859, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016 and $150,328 and $300,656, respectively, during the three and six months ended December 31, 2015.
Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.
Stock-based compensation cost for the three and six months ended December 31, 2016 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $67,926 and $126,629, respectively, and $97,625 and $190,114, respectively, for the three and six months ended December 31, 2015.
(12)
SUBSEQUENT EVENTS:
Rekynda License Agreement –On January 8, 2017, the Company entered into the License Agreement with AMAG. Under the terms of the License Agreement, the Company granted to AMAG (i) an exclusive license in all countries of North America (the Territory), with the right to grant sub-licenses, to research, develop and commercialize products containing bremelanotide (each a Product, and collectively, Products), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.
Following the satisfaction of certain conditions to closing the License Agreement became effective on the Effective Date. On the Effective Date AMAG paid the Company $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement, AMAG is required to pay the Company up to an aggregate amount of $25,000,000 to reimburse the Company for all reasonable, documented, out-of-pocket expenses incurred by the Company following the Effective Date, in connection with the development and regulatory activities necessary to file a new drug application, or NDA, for Rekynda for HSDD in the United States.

In addition, pursuant to the terms of and subject to the conditions in the License Agreement, the Company will be eligible to receive from AMAG: (i) up to $80,000,000 in specified regulatory payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of annual net sales amounts for all Products in the Territory.
AMAG is also obligated to pay the Company tiered royalties on annual net sales of Products, on a product-by-product basis, in the Territory ranging from the high single-digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the earliest date on which there are no valid claims of the Company’s patent rights covering such Product in such country, (ii) the expiration of the regulatory exclusivity period for such Product in such country and (iii) ten years following the first commercial sale of such Product in such country. Such royalties are subject to reductions in the event that: (a) AMAG must license additional third party intellectual property in order to develop, manufacture or commercialize a Product, or (b) generic competition occurs with respect to a Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to the Company. After the expiration of the applicable royalties for any Product in a given country, the license for such Product in such country will become a fully paid-up, royalty-free, perpetual and irrevocable license.
The Company engaged Greenhill & Co. LLC (Greenhill) as the Company’s sole financial advisor in connection with a potential transaction with respect to Rekynda. Under the engagement agreement with Greenhill, as a result of the License Agreement with AMAG the Company is obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less credit of $50,000 for an advisory fee previously paid by the Company, is due to Greenhill as a result of the closing of the licensing transaction. This amount will be credited toward amounts that become due to Greenhill in the future, provided that the aggregate fee payable to Greenhill will not be less than 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement, and will pay Greenhill an aggregate total of 2% of all proceeds and consideration paid to us by AMAG in connection with the License Agreement after crediting the $2,500,000 due on account of entering into the License Agreement with AMAG. The Company is also obligated to reimburse Greenhill for certain expenses incurred in connection with its advisory services.
Pursuant to the License Agreement, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. (Catalent) to perform fill, finish and packaging of Rekynda.
Outstanding Common Stock – Between December 31, 2016 and February 9, 2017, the Company issued 4,500,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of February 9, 2017, warrants with an exercise price of $0.01 per share to purchase 57,546,764 shares of common stock are outstanding, all of which include cashless exercise provisions.

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
In this Quarterly Report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.
Critical Accounting Policies and Estimates
Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2016, have not changed as of December 31, 2016. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.
Overview
We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is Rekynda™, our trade name for bremelanotide, for the treatment of premenopausal women with hypoactive sexual desire disorder, or HSDD, which is a type of female sexual dysfunction, or FSD, defined as low desire with associated distress. In addition, we have drug candidates or development programs for cardiovascular diseases, inflammatory diseases, obesity and dermatologic diseases.
The following drug development programs are actively under development:
●
Rekynda, an as-needed subcutaneous injectable peptide melanocortin receptor agonist, for treatment of HSDD in premenopausal women. Rekynda, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two primary Phase 3 clinical studies of Rekynda for HSDD in premenopausal women, Rekynda met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments.
●
Natriuretic peptide system program, including PL-3994, a natriuretic peptide receptor-A, or NPR-A, agonist, for treatment of cardiovascular indications. PL-3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide, or ANP. PL-3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension. A dual natriuretic peptide receptor A and C agonist, PL-5028, is in preclinical development for cardiovascular and fibrotic diseases.
●
Melanocortin peptide system program, focused on development of treatments of inflammatory and dermatologic disease indications. PL-8177 is a selective melanocortin receptor-1, or MC1r, agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. A dual melanocortin receptor 1 and 5 peptide, PL-8331, is a preclinical development candidate for treating ocular inflammation; and
●
Melanocortin receptor-4, or MC4r, compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have significant commercial potential for treatment of conditions responsive to MC4r activation, including FSD, HSDD, erectile dysfunction or ED, obesity and diabetes.

The following chart illustrates the status of our drug development programs.
We have exclusively licensed North American rights for Rekynda to AMAG Pharmaceuticals, Inc., or AMAG. We retain rights for the rest of the world. AMAG intends to seek regulatory approval in the United States for Rekynda for the treatment of HSDD in premenopausal women. HSDD is characterized by a decrease in sexual desire with significant personal distress or interpersonal difficulty as a result of the lack of desire. Rekynda is a melanocortin agonist with a mechanism of action involving activation of endogenous neuronal pathways regulating sexual arousal and desire responses.
We initiated patient screening in our Phase 3 clinical study program of Rekynda for the treatment of HSDD in premenopausal women, called the RECONNECT STUDY, in the fourth quarter of calendar 2014, completed patient enrollment in the fourth quarter of calendar 2015, and completed the last patient visits in the double blind, or efficacy, portion of the studies in the third quarter of calendar 2016. There are two Phase 3 clinical trials, Study 301 and Study 302, in the RECONNECT STUDY. The co-primary endpoints for the Phase 3 clinical trials were the Female Sexual Function Index: Desire Domain (FSFI-D) and Female Sexual Distress Scale-Desires/Arousal/Orgasm (FSDS-DAO) Item 13. For women taking Rekynda compared to placebo, the FSFI-D showed statistically significant improvement in measures of desire in the context of overall sexual functioning in both Phase 3 studies, Study 301: (mean change of 0.54 vs. 0.24, median change of 0.60 vs. 0.00, p=0.0002) and Study 302: (mean change of 0.63 vs. 0.21, median change of 0.60 vs. 0.00, p<0.0001). The FSDS-DAO Item 13 showed statistically significant decreases in measures of distress related to low sexual desire both Phase 3 studies, Study 301: (mean change of -0.74 vs. -0.35, median change of -1.0 vs. 0.0, p<0.0001) and Study 302: (mean change of -0.71 vs. -0.41, median change of -1.0 vs. 0.0, p=0.0057). The open-label safety extension portion of the RECONNECT STUDY is continuing. We cannot assure you that a complete review of the Phase 3 efficacy data will support approval of Rekynda for HSDD or that the U.S. Food and Drug Administration, or FDA, will approve a NDA for Rekynda.

Key elements of our business strategy include:

●
Using our technology and expertise to develop and commercialize products in our active drug development programs;
●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing;
●
Partially funding our product development programs with the cash flow generated from research collaboration and license agreements and any potential future agreements with third parties; and
●
Completing development and seeking regulatory approval of Rekynda for HSDD and our other product candidates.

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

Results of Operations
Three and Six Months Ended December 31, 2016 Compared to the Three and Six Months Ended December 31, 2015
Revenue – We recognized no revenue for the three and six months ended December 31, 2016 and 2015.
Research and Development – Research and development expenses were $8,134,575 and $19,360,659, respectively, for the three and six months ended December 31, 2016, compared to $11,272,307 and $21,870,021, respectively, for the three and six months ended December 31, 2015.
Research and development expenses related to our Rekynda, PL-3994, MC1r, MC4r and other preclinical programs were $7,203,093 and $17,302,067, respectively, for the three and six months ended December 31, 2016, compared to $10,480,746 and $20,368,286, respectively, for the three and six months ended December 31, 2015. Spending to date has been primarily related to our Rekynda for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the completion of the Phase 3 clinical trials of our Rekynda program for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Rekynda and PL-3994 into human clinical trials.
The amounts of project spending above exclude general research and development spending, which were $931,481 and $2,058,592, respectively, for the three and six months ended December 31, 2016 compared to $791,561 and $1,501,735, respectively, for the three and six months ended December 31, 2015. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stock-based compensation.
Cumulative spending from inception to December 31, 2016 is approximately $253,700,000 on our Rekynda program and approximately $124,400,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, obesity, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2016, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.
General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,306,300 and $2,515,646, respectively, for the three and six months ended December 31, 2016 compared to $1,356,117 and $2,556,054, respectively, for the three and six months ended December 31, 2015.
Other Income (Expense) – Other income (expense) was $(588,544) and $(1,205,884), respectively, for the three and six months ended December 31, 2016 and $(621,260) and $(1,233,528), respectively, for the three and six months ended December 31, 2015. For the three and six months ended December 31, 2016, we recognized $5,991 and $12,636, respectively, of investment income offset by $(594,535) and $(1,218,520), respectively, of interest expense primarily related to our venture debt. For the three and six months ended December 31, 2015, we recognized $8,234 and $23,974, respectively, of investment income offset by $(629,494) and $(1,257,502), respectively, of interest expense primarily related to our venture debt.

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
During the six months ended December 31, 2016, cash used for operating activities was $17,731,525, compared to $23,447,401 for the six months ended December 31, 2015. Lower net cash outflows from operations in the six months ended December 31, 2016 compared to the six months ended December 31, 2015 were primarily the result of a decrease in research and development expenses and an increase in accounts payable. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.
During the six months ended December 31, 2016 there were no investing activities. During the six months ended December 31, 2015, net cash used for investing activities was $1,404,717 consisting primarily of the purchase of investments.
During the six months ended December 31, 2016, net cash provided by financing activities was $21,843,438, which consisted of net proceeds from our underwritten offerings in August and December 2016 of $23,856,972, offset by $2,013,534 for the payment on notes payable and capital lease payments. During the six months ended December 31, 2015, net cash provided by financing activities of $29,543,456 consisted of net proceeds of $19,834,278 from a private placement, a loan of $9,853,885, net of related debt issuance costs, offset by $144,707 for the payment of withholding taxes related to restricted stock units and capital lease payments.
We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities or collaboration arrangements. As of December 31, 2016, our cash, cash equivalents and investments were $13,490,540 and our current liabilities were $19,608,498.
We intend to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with Rekynda for HSDD and preparing and filing an NDA on Rekynda, preclinical and clinical development of our MC1r and MC4r peptide programs and PL3994 natriuretic peptide, and development of other portfolio products.
On January 8, 2017, we entered into the License Agreement with AMAG, which became effective on the Effective Date. Under the terms of the License Agreement, we granted AMAG (i) an exclusive license in all countries of North America, referred to as the Territory, with the right to grant sub-licenses, to research, develop and commercialize products containing bremelanotide, (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.

Pursuant to the terms of the License Agreement, on the Effective Date AMAG made a payment of $60,000,000 to us, and will make payments up to an aggregate amount of $25,000,000 to reimburse us for all reasonable, documented, out-of-pocket expenses incurred by us following the Effective Date, in connection with the development and regulatory activities necessary to file an NDA for a Product for HSDD in the United States.
In addition, pursuant to the terms of the License Agreement, we will be eligible to receive from AMAG: (i) up to $80,000,000 in specified regulatory payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of annual net sales amounts for all Products in the Territory.
We believe that our existing capital resources, including the $60,000,000 we received on the Effective Date of the License Agreement with AMAG, will be adequate to fund our planned operations through at least the fiscal year ending June 30, 2018. We will need additional funding to complete required clinical trials for our other product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.
To achieve sustained profitability, if ever, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
Not required to be provided by smaller reporting companies.
Item 4.  Controls and Procedures.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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
We will need additional funding, including funding to complete clinical trials for our product candidates other than Rekynda, which may not be available on acceptable terms, if at all.
Under the License Agreement with AMAG, we are contractually required to complete development and regulatory activities necessary to file an NDA for Rekynda for HSDD in the United States. AMAG will reimburse us for up to an aggregate amount of $25,000,000 for all reasonable, documented, out-of-pocket expenses we incur in completing these development and regulatory activities. To the extent that our expenses exceed this amount, we will be responsible for the required additional funding.
In addition to our responsibilities under the License Agreement with AMAG, we intend to focus efforts on our other product candidates, including our MC1r, MC4r and NPR-A programs. As of December 31, 2016, we had cash, cash equivalents and investments of $13,490,540, with current liabilities of $19,608,498. After giving effect to receipt of $60,000,000 from AMAG, we believe we currently have sufficient existing capital resources to fund our planned operations through at least the fiscal year ending June 30, 2018. We will need additional funding to complete development activities and required clinical trials for our other product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.
Until the FDA approves Rekynda for HSDD and marketing commences, as to which there can be no assurances, we will not have any recurring revenue. Even if Rekynda is approved and marketing commences, we cannot predict product sales or our resulting royalties. Thus we may not have any source of significant recurring revenue and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.
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
Our future capital requirements depend on many factors, including:
●
our ability to enter into one or more licensing or similar agreements for Rekynda outside of North America;
●
the timing of, and the costs involved in, obtaining regulatory approvals for Rekynda for HSDD and our other product candidates;
●
the number and characteristics of any additional product candidates we develop or acquire;
●
the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;
●
the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;
●
the cost of manufacturing any future product candidates and any products we successfully commercialize;

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
We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate, Rekynda for HSDD, but we and our licensees may never obtain regulatory approval for or successfully commercialize Rekynda for HSDD or any of our product candidates.
To date, we have invested most of our efforts and financial resources in the research and development of Rekynda for HSDD, which is currently our lead product candidate. We have licensed to AMAG all rights to Rekynda for North America, but are contractually obligated to complete development and regulatory activities necessary to file an NDA for Rekynda for HSDD in the United States, with AMAG reimbursing us for up to an aggregate amount of $25,000,000 for all reasonable, documented, out-of-pocket expenses we incur. We received $60,000,000 on the Effective Date of the License Agreement, and pursuant to the terms of and conditions in the License Agreement, we will receive up to $80,000,000 contingent upon achieving certain regulatory milestones and up to $300,000,000 contingent upon meeting certain sales milestones. The first sales milestone is $25,000,000 and would be triggered when the annual net sales of Rekynda in North America exceed $250,000,000. We will also receive tiered royalties on net sales ranging from high single-digit to low double-digit percentages.
Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of Rekynda for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:
●
timely completion of, or need to conduct additional clinical trials and studies, including for Rekynda for HSDD, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;
●
the ability to demonstrate to the satisfaction of the FDA the safety and efficacy of Rekynda for HSDD or any future product candidates through clinical trials;
●
whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of Rekynda for HSDD or any future product candidates;
●
the acceptance of parameters for regulatory approval, including our proposed indication, primary endpoint assessment and primary endpoint measurement, relating to our lead indications of Rekynda for HSDD;
●
the success of our licensees in educating physicians and patients about the benefits, administration and use of Rekynda for HSDD, if approved;
●
the prevalence and severity of adverse events experienced with Rekynda for HSDD or any future product candidates or approved products;
●
the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, to be used as part of the Rekynda combination product;
●
the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
●
our ability to raise additional capital on acceptable terms to achieve our goals;
●
achieving and maintaining compliance with all regulatory requirements applicable to Rekynda for HSDD or any future product candidates or approved products;
●
the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
●
the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;
●
the ability to manufacture clinical trial supplies of Rekynda for HSDD or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

●
the ability of AMAG to successfully commercialize Rekynda for HSDD, if approved;
●
our ability to successfully commercialize any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;
●
our ability to enforce our intellectual property rights in and to Rekynda for HSDD or any future product candidates;
●
our ability to avoid third-party patent interference or intellectual property infringement claims;
●
acceptance of Rekynda for HSDD or any future product candidates, if approved, as safe and effective by patients and the medical community; and
●
a continued acceptable safety profile and efficacy of Rekynda for HSDD or any future product candidates following approval.
If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of Rekynda for HSDD by AMAG or through the sale of any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community, and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.
We do not control the development or commercialization of Rekynda, which is licensed to AMAG, and as a result we may not realize a significant portion of the potential value of the license arrangement.
Under the License Agreement with AMAG for Rekynda in North America, although we will conduct all development work to support an NDA for Rekynda in HSDD, we have limited control over development activities, including regulatory approvals, and no direct control over commercialization efforts. AMAG may abandon further development of Rekynda in its licensed territory, including terminating the agreement, for any reason, including a change of priorities within AMAG or lack of success in ancillary clinical trials necessary for obtaining regulatory approvals. Because the potential value of the license arrangement with AMAG is contingent upon the successful development and commercialization of Rekynda in the United States and other countries in the licensed territory, the ultimate value of this license will depend on the efforts of AMAG. If AMAG does not succeed in obtaining regulatory approval of Rekynda in the United States territory for any reason, or does not succeed in securing market acceptance of Rekynda in the United States, or elects for any reason to discontinue development of Rekynda, we will be unable to realize the potential value of this arrangement.
Production and supply of Rekynda depend on contract manufacturers over whom we and AMAG have no control, with the risk that we may not have adequate supplies of Rekynda.
We do not have the facilities to manufacture the bremelanotide active drug ingredient or the autoinjector pen component of the Rekynda combination product, or to fill, assemble and package the Rekynda combination product. AMAG, our exclusive licensee for North America for Rekynda, will assume responsibility for contract manufacturing. The contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. AMAG’s ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality system regulations, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay the Rekynda development programs or negatively impact AMAG’s ability to receive FDA approval of Rekynda or to continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.
Reliance on third-party manufacturers entails risk, including:
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
If AMAG is not able to obtain adequate supplies of Rekynda, it will be difficult for AMAG to develop Rekynda and compete effectively. Rekynda may compete with other product candidates and products for access to manufacturing facilities.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
On October 31, 2016, in connection with a contract for financial advisory services, we issued to each of PSL Business Development Consulting and SARL Avisius, or their permitted designees, as partial consideration for services, one Warrant to Purchase Common Stock of Palatin Technologies, Inc. to purchase up to 12,500 shares of our common stock at an exercise price of $0.70 per share. The Warrants are exercisable at any time, and expire on August 4, 2021. We issued the Warrants in reliance on the exemption from registration under section 4(2) of the Securities Act of 1933, as amended, and no underwriter was used in these transactions.

Item 3.  Defaults Upon Senior Securities.
None.
Item 4.  Mine Safety Disclosures.
Not applicable.
Item 5.  Other Information.
None.
Item 6.  Exhibits.
Exhibits filed or furnished with this report:
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.	X
10.1†	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 10, 2017	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 10, 2017	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.1	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.	X
10.1†	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.