Form 10-Q
period 2017-03-31
PALATIN TECHNOLOGIES INC
filed 2017-05-15
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) for the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 11, 2017, 152,801,806 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
●
our expectations regarding completion of required clinical trials and studies and validation of methods and controls used to manufacture bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder (HSDD), which is a type of female sexual dysfunction (FSD);
●
our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for HSDD in the United States and Europe;
●
our expectation regarding performance of our exclusive licensee of bremelanotide for North America, AMAG Pharmaceuticals, Inc. (AMAG);
●
the potential for commercialization of bremelanotide for HSDD in North America by AMAG and other product candidates, if approved, by us;
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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,505,215	$8,002,668
Available-for-sale investments	924,790	1,380,556
Accounts receivable	4,657,577	-
Prepaid expenses and other current assets	1,064,112	1,313,841
Total current assets	61,151,694	10,697,065

Property and equipment, net	74,910	97,801
Other assets	56,916	63,213
Total assets	$61,283,520	$10,858,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,243,144	$713,890
Accrued expenses	8,316,692	7,767,733
Notes payable, net of discount and debt issuance costs	7,792,639	5,374,951
Capital lease obligations	21,331	27,424
Deferred revenue	53,833,828	-
Total current liabilities	71,207,634	13,883,998

Notes payable, net of discount and debt issuance costs	8,250,004	14,106,594
Capital lease obligations	-	14,324
Other non-current liabilities	684,831	439,130
Total liabilities	80,142,469	28,444,046

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of March 31, 2017 and June 30, 2016	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 144,893,690 shares as of March 31, 2017 and 68,568,055 shares as of June 30, 2016, respectively	1,448,937	685,680
Additional paid-in capital	349,752,596	325,142,509
Accumulated other comprehensive loss	(1,419)	(1,944)
Accumulated deficit	(370,059,103)	(343,412,252)
Total stockholders’ deficiency	(18,858,949)	(17,585,967)
Total liabilities and stockholders’ deficiency	$61,283,520	$10,858,079

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

REVENUES:
Contract revenue	$10,823,748	$-	$10,823,748	$-

OPERATING EXPENSES:
Research and development	9,062,316	10,676,342	28,422,975	32,546,363
General and administrative	4,773,696	1,409,406	7,289,342	3,965,460
Total operating expenses	13,836,012	12,085,748	35,712,317	36,511,823

Loss from operations	(3,012,264)	(12,085,748)	(24,888,569)	(36,511,823)

OTHER INCOME (EXPENSE):
Interest income	6,304	15,062	18,940	39,036
Interest expense	(558,702)	(625,832)	(1,777,222)	(1,883,334)
Total other income (expense), net	(552,398)	(610,770)	(1,758,282)	(1,844,298)

NET LOSS	$(3,564,662)	$(12,696,518)	$(26,646,851)	$(38,356,121)

Basic and diluted net loss per common share	$(0.02)	$(0.08)	$(0.15)	$(0.25)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	196,580,519	156,368,617	179,841,133	156,301,259

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Net loss	$(3,564,662)	$(12,696,518)	$(26,646,851)	$(38,356,121)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	587	6,819	525	(2,570)

Total comprehensive loss	$(3,564,075)	$(12,689,699)	$(26,646,326)	$(38,358,691)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,646,851)	$(38,356,121)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	22,891	33,221
Non-cash interest expense	234,056	244,476
Stock-based compensation	1,404,721	1,318,298
Changes in operating assets and liabilities:
Accounts receivable	(4,657,577)	-
Prepaid expenses and other assets	256,026	447,824
Accounts payable	529,254	676,798
Accrued expenses	546,474	1,710,417
Deferred revene	53,833,828	-
Other non-current liabilities	245,701	260,870
Net cash provided by (used in) operating activities	25,768,523	(33,664,217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured investments	450,000	-
Purchase of investments	-	(1,387,022)
Purchases of property and equipment	-	(17,695)
Net cash provided by (used in) investing activities	450,000	(1,404,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(20,418)	(19,262)
Payment of withholding taxes related to restricted
stock units	(222)	(131,959)
Payment on notes payable obligations	(3,666,666)	-
Proceeds from exercise of warrants	114,358	-
Proceeds from the sale of common stock and
warrants, net of costs	23,856,972	19,834,278
Proceeds from the issuance of notes payable and warrants	-	10,000,000
Payment of debt issuance costs	-	(146,115)
Net cash provided by financing activities	20,284,024	29,536,942

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,502,547	(5,531,992)

CASH AND CASH EQUIVALENTS, beginning of period	8,002,668	27,299,268

CASH AND CASH EQUIVALENTS, end of period	$54,505,215	$21,767,276

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,299,731	$1,377,987
Issuance of warrants in connection with debt financing	-	305,196
Unrealized loss on available-for-sale investments	-	2,570

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

The Company’s primary product in development is bremelanotide for the treatment of HSDD, which is a type of FSD. The Company also has drug candidates and development programs for cardiovascular diseases, inflammatory diseases, obesity and dermatologic diseases.

Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that it is developing; partially funding its product development programs with the cash flow generated from current and future agreements with third parties; and completing development and seeking regulatory approval of its other product candidates.

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2017 of $370,059,103 and incurred a net loss for the three and nine months ended March 31, 2017 of $3,564,662 and $26,646,851, respectively. The Company anticipates incurring additional losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

On January 8, 2017, the Company entered into an exclusive license agreement (License Agreement) with AMAG for bremelanotide for North America (Note 6). The License Agreement became effective on February 2, 2017 (Effective Date), and the Company received an upfront payment of $60,000,000 pursuant to the License Agreement on the Effective Date.

As of March 31, 2017, the Company’s cash, cash equivalents and investments were $55,430,005 and current liabilities were $17,373,806, net of deferred revenue of $53,833,828. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with bremelanotide for HSDD preparatory to filing a New Drug Application (NDA) with the U.S. Food and Drug Administration (FDA), and preclinical and clinical development of our other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.

Management believes that with the proceeds from the License Agreement with AMAG and the proceeds from the financing transactions on August 4, 2016 and December 6, 2016, the Company has sufficient resources to fund its planned operations through the 2018 calendar year. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and nine months ended March 31, 2017, the Company reported $10,823,748 in contract revenue related to the License Agreement. The company did not generate any revenue for the three and nine months ended March 31, 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(2)
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2017 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $54,326,743 and $7,782,243 in a money market account at March 31, 2017 and June 30, 2016, respectively.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, available-for-sale investments, accounts payable and notes payable. Management believes that the carrying values of cash equivalents, accounts receivable, available-for-sale investments and accounts payable are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on the terms of the notes.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded insured balances by the Federal Depository Insurance Company.

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

Notes to Consolidated Financial Statements
(unaudited)

Revenue Recognition – The Company has generated revenue solely through license and collaboration agreements. The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

●
the delivered item has value to the customer on a stand-alone basis; and
●
if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item is considered probable and substantially in control of the vendor.

Under FASB ASC Topic 605-25, if both of the criteria above are not met, then separate accounting for the individual deliverables is not appropriate.

The Company has determined that it is appropriate to recognize such revenue using the input-based proportional method during the period of the Palatin Development Obligation as defined in the AMAG arrangement. Refer to Note 6 for additional information.

Revenue resulting from the achievement of development milestones is recorded in accordance with the accounting guidance for the milestone method of revenue recognition.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue on the Company’s consolidated balance sheet. Amounts expected to be recognized as revenue in the next 12 months following the balance sheet date are classified as current liabilities.

Research and Development Costs – The costs of research and development activities are charged to expense as incurred, including the cost of equipment for which there is no alternative future use.

Accrued Expenses – Third parties perform a significant portion of our development activities. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses, as well as revenue, will be understated or overstated.

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

Net Loss per Common Share – Basic and diluted earnings per common share (EPS) are calculated in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants issued on July 3, 2012 to purchase up to 31,988,151 shares of common stock are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share for all periods presented in the consolidated statements of operations.

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

The Series I 2016 warrants to purchase up to 2,218,045 shares of common stock were exercisable starting at August 4, 2016 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on August 4, 2016 (Note 12).

As of March 31, 2017 and 2016, common stock issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering), and the vesting of restricted stock units amounted to an aggregate of 36,222,569, and 32,453,811 shares, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

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

(6)
AGREEMENT WITH AMAG:

On January 8, 2017, the Company entered into the License Agreement with AMAG. Under the terms of the License Agreement, the Company granted to AMAG (i) an exclusive license in all countries of North America (the Territory), with the right to grant sub-licenses, to research, develop and commercialize products containing bremelanotide (each a Product, and collectively, Products), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.

Following the satisfaction of certain conditions to closing, the License Agreement became effective on February 2, 2017. On the Effective Date AMAG paid the Company $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement, AMAG is required to pay the Company up to an aggregate amount of $25,000,000 to reimburse the Company for reasonable, documented, direct out-of-pocket expenses incurred by the Company following the Effective Date, in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States related to Palatin’s Development Obligation.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company has determined there is no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses represent a combined unit of accounting which totals $85,000,000. The Company is recognizing revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completes the Palatin Development Obligation. For the three and nine months ended March 31, 2017, respectively, the Company recognized $10,823,748 as contract revenue related to the license, including $4,657,577 of expense reimbursement incurred, invoiced and included in accounts receivable as of March 31, 2017. As of March 31, 2017, there is $53,833,828 of current deferred revenue, related to the upfront payment on the consolidated balance sheet.

In addition, pursuant to the terms of and subject to the conditions in the License Agreement, the Company will be eligible to receive from AMAG: (i) up to $80,000,000 in specified regulatory payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of annual net sales amounts for all Products in the Territory.

AMAG is also obligated to pay the Company tiered royalties on annual net sales of Products, on a product-by-product basis, in the Territory ranging from the high single-digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis until the latest to occur of (i) the earliest date on which there are no valid claims of the Company’s patent rights covering such Product in such country, (ii) the expiration of the regulatory exclusivity period for such Product in such country and (iii) ten years following the first commercial sale of such Product in such country. Such royalties are subject to reductions in the event that: (a) AMAG must license additional third party intellectual property in order to develop, manufacture or commercialize a Product, or (b) generic competition occurs with respect to a Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to the Company. After the expiration of the applicable royalties for any Product in a given country, the license for such Product in such country will become a fully paid-up, royalty-free, perpetual and irrevocable license.

The Company engaged Greenhill & Co. LLC (Greenhill) as the Company’s sole financial advisor in connection with a potential transaction with respect to bremelanotide. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill upon the closing of the licensing transaction. This amount will be credited toward amounts that become due to Greenhill in the future, provided that the aggregate fee payable to Greenhill will not be less than 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement. The Company will pay Greenhill an aggregate total of 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement after crediting the $2,500,000 that was paid to Greenhill upon entering into the License Agreement with AMAG. The Company also reimbursed Greenhill $7,263 for certain expenses incurred in connection with its advisory services.

Pursuant to the License Agreement, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of bremelanotide.

 (7)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31, 2017	June 30, 2016
Clinical study costs	$640,348	$1,146,975
Insurance premiums	181,996	23,010
Other	241,768	143,856
	$1,064,112	$1,313,841

 (8)
INVESTMENTS:

The following summarizes the carrying value of our available-for-sale investments, which consist of corporate debt securities:

	March 31, 2017	June 30, 2016
Cost	$1,387,022	$1,387,022
Matured	(450,000)	$-
Amortization of premium	(10,813)	(4,522)
Gross unrealized loss	(1,419)	(1,944)
Fair value	$924,790	$1,380,556

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

 (9)
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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2017:
Money market account	$54,326,743	$54,326,743	-	-
TOTAL	54,326,743	54,326,743	$-	$-
June 30, 2016:
Money market account	7,782,243	7,782,243	-	-
TOTAL	$7,782,243	$7,782,243	$-	$-

 (10)
ACCRUED EXPENSES:

Accrued expenses consist of the following:

	March 31, 2017	June 30, 2016
Bremelanotide program costs	$7,739,920	$6,983,581
Other research related expenses	237,841	69,609
Professional services	78,751	231,482
Other	260,180	483,061
	$8,316,692	$7,767,733

 (11)
NOTES PAYABLE:

Notes payable consist of the following:

	March 31, 2017	June 30, 2016
Notes payable under venture loan	$16,333,334	$20,000,000
Unamortized related debt discount	(183,478)	(324,800)
Unamortized debt issuance costs	(107,213)	(193,655)
Notes payable	16,042,643	19,481,545

Less: current portion	7,792,639	5,374,951

Long-term portion	$8,250,004	$14,106,594

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon. The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at March 31, 2017, and June 30, 2016. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,000 of costs in connection with the loan. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon Technology Finance Corporation (Horizon). The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal payments of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount will offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at March 31, 2017 and June 30, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred approximately $146,000 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of March 31, 2017, the Company was in compliance with all of its loan covenants.

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

On August 4, 2016, the Company closed on an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering had the opportunity to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds were $9,225,000, with net proceeds to the Company, after deducting offering expenses, of $8,470,897. The Company issued 11,481,481 shares of common stock and ten-year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.

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

On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of Palatin common stock and Series F warrants to purchase 2,191,781 shares of the Company’s common stock. Certain funds managed by QVT Financial LP (QVT) invested $5,000,000 and another accredited investment fund invested $15,000,000. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20,000,000, with net proceeds, after deducting offering expenses, of $19,834,278.

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

The purchase agreement for the private placement provides that the purchasers have certain rights until the earlier of approval of bremelanotide for FSD by the FDA and July 3, 2018, including rights of first refusal and participation in any subsequent equity or debt financing. The purchase agreement also contains certain restrictive covenants so long as the funds continue to hold specified amounts of warrants or beneficially own specified amounts of the outstanding shares of common stock.

During the nine months ended March 31, 2017, and 2016 the Company issued 27,989,685 shares and 10,890,889 shares, respectively, of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share, and during the nine months ended March 31, 2017, the Company issued 11,435,811 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of March 31, 2017, there were 50,610,953 warrants outstanding at an exercise price of $0.01 per share.

Stock Options – In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $16,426 and $38,210, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2017. 233,000 options granted to its executive officers vest 12 months from the date of grant, and the Company is amortizing the fair value of these options of $67,160 over this vesting period. The Company recognized $16,370 and $36,238, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2017.

In June 2016, the Company granted 262,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $81,435 over the vesting period. The Company recognized $20,359 and $61,077, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2017.

In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $37,847, and $105,332, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2017 and $62,443 and $187,328, respectively, during the three and nine months ended March 31, 2016.

Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Restricted Stock Units – In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 415,000 of which vest over 24 months and 143,000 of which vest at 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580, and $171,360, respectively, over the vesting periods. The Company recognized $76,822 and $177,554, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2017.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In June 2016, the Company granted 262,500 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $131,250 over the vesting period. The Company recognized $32,812 and $98,437, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2017.

In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. This performance condition was deemed met as of February 2, 2017, the Effective Date of the License Agreement on bremelanotide with AMAG. Prior to meeting the performance condition, the Company determined that it was not probable of achievement on the date of grant since meeting the condition was outside the control of the Company. The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250 and was recognized over the derived service period which was through December 2016. Upon the achievement of the performance condition, which occurred in the three month period ended March 31, 2017 the grant date fair value was utilized and an incremental $222,075 was recognized as stock-based compensation expense during the three months ended March 31, 2017. The Company recognized $364,364 of stock-based compensation expense related to these restricted stock units during the nine months ended March 31, 2017. The Company recognized $86,879 and $109,082, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The fair value of these restricted stock units is $425,000, $231,200 and $136,000, respectively. The Company recognized $41,079 and $228,331, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2017. The Company recognized $107,631 and $275,387, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $35,336 and $116,195, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2017. The Company recognized $150,328 and $450,984, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2016.

Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation cost for the three and nine months ended March 31, 2017 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $52,354 and $178,983, respectively, and $110,269 and $295,517, respectively, for the three and nine months ended March 31, 2016.

(13)
SUBSEQUENT EVENTS:

Outstanding Common Stock – Between April 1, 2017 and May 11, 2017, the Company issued 2,908,116 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 and issued 5,000,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of May 11, 2017, warrants with an exercise price of $0.01 per share to purchase 42,610,953 shares of common stock are outstanding, all of which include cashless exercise provisions.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2016, have not changed as of March 31, 2017. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our primary product in clinical development is bremelanotide for the treatment of premenopausal women with HSDD, which is a type of FSD, defined as low desire with associated distress. In addition, we have drug candidates and development programs for cardiovascular diseases, inflammatory diseases, obesity and dermatologic diseases.

The following drug development programs are actively under development:

●
Bremelanotide, an as-needed subcutaneous injectable peptide melanocortin receptor agonist, for treatment of HSDD in premenopausal women. Bremelanotide, which is a melanocortin agonist, is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two primary Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments.

●
Natriuretic peptide system program, including PL3994, a natriuretic peptide receptor-A (NPR-A) agonist, for treatment of cardiovascular indications. PL3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (ANP). PL3994 is in development for treatment of heart failure, acute exacerbations of asthma and refractory hypertension. A dual natriuretic peptide receptor A and C agonist is in preclinical development for cardiovascular and fibrotic diseases.

●
Melanocortin peptide system program, focused on development of treatments of inflammatory and dermatologic disease indications. PL-8177 is a selective melanocortin receptor 1 (MC1r) agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. A dual melanocortin receptor 1 and 5 peptide is a preclinical development candidate for treating ocular inflammation; and

●
Melanocortin receptor4 (MC4r) compounds for treatment of obesity and diabetes. Results of our studies involving MC4r peptides suggest that certain of these peptides may have commercial potential for treatment of conditions responsive to MC4r activation, including FSD, HSDD, erectile dysfunction (ED), obesity and diabetes.

The following chart illustrates the status of our drug development programs.

We have exclusively licensed North American rights for bremelanotide to AMAG. Additional details regarding the license with AMAG can be found in Note 6 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We retain rights for the rest of the world. AMAG intends to seek regulatory approval in the United States for bremelanotide for the treatment of HSDD in premenopausal women. HSDD is characterized by a decrease in sexual desire with significant personal distress or interpersonal difficulty as a result of the lack of desire. Bremelanotide is a melanocortin agonist with a mechanism of action involving activation of endogenous neuronal pathways regulating sexual arousal and desire responses. Previously we referred to bremelanotide by the trade name Rekynda™. The FDA did not accept the product name Rekynda and we expect an alternative product name for bremelanotide will be pursued.

We initiated patient screening in our Phase 3 clinical study program of bremelanotide for the treatment of HSDD in premenopausal women, called the RECONNECT STUDY, in the fourth quarter of calendar 2014, completed patient enrollment in the fourth quarter of calendar 2015, and completed the last patient visits in the double blind, or efficacy, portion of the studies in the third quarter of calendar 2016. There are two Phase 3 clinical trials, Study 301 and Study 302, in the RECONNECT STUDY. The co-primary endpoints for the Phase 3 clinical trials were the Female Sexual Function Index: Desire Domain (FSFI-D) and Female Sexual Distress Scale-Desires/Arousal/Orgasm (FSDS-DAO) Item 13. For women taking bremelanotide compared to placebo, the FSFI-D showed statistically significant improvement in measures of desire in the context of overall sexual functioning in both Phase 3 studies, Study 301: (mean change of 0.54 vs. 0.24, median change of 0.60 vs. 0.00, p=0.0002) and Study 302: (mean change of 0.63 vs. 0.21, median change of 0.60 vs. 0.00, p<0.0001). The FSDS-DAO Item 13 showed statistically significant decreases in measures of distress related to low sexual desire both Phase 3 studies, Study 301: (mean change of -0.74 vs. -0.35, median change of -1.0 vs. 0.0, p<0.0001) and Study 302: (mean change of -0.71 vs. -0.41, median change of -1.0 vs. 0.0, p=0.0057). The open label safety extension portion of the RECONNECT STUDY is continuing.

We currently expect that AMAG will submit an NDA for bremelanotide for the treatment of HSDD in early 2018 following completion by us of multiple pharmacokinetic and safety pharmacology studies, including an abuse-liability study and drug-to-drug interaction studies with anti-hypertensive and anti-arrhythmic therapies, as well as certain chemistry, manufacturing and controls activities, including a drug product process validation study. We will continue to conduct the remaining studies through clinical research organizations, and AMAG will oversee such development work to support the filing of an NDA. We cannot assure you that a complete review of the Phase 3 efficacy data and the pharmacokinetic and safety pharmacology studies will support approval of bremelanotide for HSDD or that the FDA will approve a NDA for bremelanotide.

Key elements of our business strategy include:

●
Using our technology and expertise to develop and commercialize products in our active drug development programs;

●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that we are developing;

●
Partially funding our product development programs with the cash flow generated from research collaboration and license agreements and any potential future agreements with third parties; and

●
Completing development and seeking regulatory approval of our other product candidates.

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

Results of Operations

Three and Nine Months Ended March 31, 2017 Compared to the Three and Nine Months Ended March 31, 2016

Revenue – For the three and nine months ended March 31, 2017, we recognized $10,823,748 in revenue pursuant to our License Agreement with AMAG. We recognized no revenue for the three and nine months ended March 31, 2016.

On January 8, 2017, we entered into the License Agreement with AMAG which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement, AMAG is required to pay us up to $25,000,000 in reimbursement for reasonable, documented, direct out-of-pocket expenses we incur following the Effective Date of the License Agreement in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States.

Research and Development – Research and development expenses were $9,062,316 and $28,442,975, respectively, for the three and nine months ended March 31, 2017, compared to $10,676,342 and $32,546,363, respectively, for the three and nine months ended March 31, 2016.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $7,904,690 and $25,206,757, respectively, for the three and nine months ended March 31, 2017, compared to $9,630,951 and $29,999,237, respectively, for the three and nine months ended March 31, 2016. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the completion of the Phase 3 clinical trials of our bremelanotide program for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $1,157,626 and $3,216,218, respectively, for the three and nine months ended March 31, 2017 compared to $1,045,391 and $2,547,126, respectively, for the three and nine months ended March 31, 2016. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stock-based compensation.

Cumulative spending from inception to March 31, 2017 is approximately $262,200,000 on our bremelanotide program and approximately $124,900,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, obesity programs, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2016, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and larger scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $4,773,696 and $7,289,342, respectively, for the three and nine months ended March 31, 2017 compared to $1,409,406 and $3,965,460, respectively, for the three and nine months ended March 31, 2016. The increase in general and administrative expenses is primarily attributable to payment for professional services of Greenhill relating to entering into our License Agreement with AMAG and secondarily attributable to employee related expenses recognized in the quarter.

Other Income (Expense) – Other income (expense) was $(552,398) and $(1,758,282), respectively, for the three and nine months ended March 31, 2017 and $(610,770) and $(1,844,298), respectively, for the three and nine months ended March 31, 2016. For the three and nine months ended March 31, 2017, we recognized $6,304 and $18,940, respectively, of investment income offset by $(558,702) and $(1,777,222), respectively, of interest expense primarily related to our venture debt. For the three and nine months ended March 31, 2016, we recognized $15,062 and $39,036, respectively, of investment income offset by $(625,832) and $(1,883,334), respectively, of interest expense primarily related to our venture debt.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaborative and license agreements.

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

●
intellectual property or technology rights;

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

During the nine months ended March 31, 2017, cash provided by operating activities was $25,768,523, compared to cash used in operating activities of $33,664,217 for the nine months ended March 31, 2016. The difference of cash provided by and cash used in operations in the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was primarily the result of the receipt of the initial payment of $60,000,000 relating to the License Agreement with AMAG. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the nine months ended March 31, 2017, cash provided by investing activities was $450,000 consisting primarily of proceeds from matured investments. During the nine months ended March 31, 2016, net cash used for investing activities was $1,404,717 consisting primarily of the purchase of investments.

During the nine months ended March 31, 2017, net cash provided by financing activities was $20,284,024, which consisted of net proceeds from our underwritten offerings in August and December 2016 of $23,856,972 and proceeds from the exercise of warrants of $114,358, offset by $3,687,306 for the payment on notes payable, capital lease payments and the payment of withholding taxes. During the nine months ended March 31, 2016, net cash provided by financing activities of $29,536,942 consisted of net proceeds of $19,834,278 from a private placement and a loan of $9,853,885, net of related debt issuance costs, offset by $151,221 for the payment of withholding taxes related to restricted stock units and capital lease payments.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities, entering into licensing agreements or collaboration arrangements. As of March 31, 2017, our cash, cash equivalents and investments were $55,430,005 and our current liabilities were $17,373,806, net of deferred revenue of $53,833,828.

We intend to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with bremelanotide for HSDD and preparing and filing an NDA on bremelanotide, preclinical and clinical development of our MC1r and MC4r peptide programs and PL3994 natriuretic peptide, and development of other portfolio products.

We believe that with the proceeds from our License Agreement with AMAG and the proceeds from the financing transactions on August 4, 2016 and December 6, 2016, we have sufficient funds to fund our planned operations through the 2018 calendar year. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We will need additional funding, including funding to complete clinical trials for our product candidates other than bremelanotide, which may not be available on acceptable terms, if at all.

Under the License Agreement with AMAG, we are contractually required to complete development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States. AMAG will reimburse us for up to an aggregate amount of $25,000,000 for all reasonable, documented, direct out-of-pocket expenses we incur in completing these development and regulatory activities. To the extent that our expenses exceed this amount, we will be responsible for the required additional funding.

In addition to our responsibilities under the License Agreement with AMAG, we intend to focus efforts on our other product candidates, including our MC1r, MC4r and NPR-A programs. As of March 31, 2017, we had cash, cash equivalents and investments of $55,430,005, with current liabilities of $17,373,806, net of deferred revenue of $53,833,828. After giving effect to the proceeds from our License Agreement with AMAG and the proceeds from the financing transactions on August 4, 2016 and December 6, 2016, we believe we currently have sufficient existing capital resources to fund our planned operations through the 2018 calendar year. We will need additional funding to complete development activities and required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

Until the FDA approves bremelanotide for HSDD and marketing commences, as to which there can be no assurances, we will not have any recurring revenue. Even if bremelanotide is approved and marketing commences, we cannot predict product sales or our resulting royalties. Thus we may not have any source of significant recurring revenue and must depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

Our future capital requirements depend on many factors, including:

●
our ability to enter into one or more licensing or similar agreements for bremelanotide outside of North America;

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

We are substantially dependent on the clinical and commercial success of our product candidates, primarily our lead product candidate, bremelanotide for HSDD, but we and our licensees may never obtain regulatory approval for or successfully commercialize bremelanotide for HSDD or any of our product candidates.

To date, we have invested most of our efforts and financial resources in the research and development of bremelanotide for HSDD, which is currently our lead product candidate. We have licensed to AMAG all rights to bremelanotide for North America, but are contractually obligated to complete development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States, with AMAG reimbursing us for up to $25,000,000 for reasonable, documented, out-of-pocket expenses we incur. We received $60,000,000 on the Effective Date of the License Agreement, and pursuant to the terms of and conditions in the License Agreement, we will receive up to $80,000,000 contingent upon achieving certain regulatory milestones and up to $300,000,000 contingent upon meeting certain sales milestones. The first sales milestone is $25,000,000 and would be triggered when the annual net sales of bremelanotide in North America exceed $250,000,000. We will also receive tiered royalties on net sales ranging from high single-digit to low double-digit percentages.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of bremelanotide for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

●
timely completion of, or need to conduct additional clinical trials and studies, including for bremelanotide for HSDD, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

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

●
the success of our licensees in educating physicians and patients about the benefits, administration and use of bremelanotide for HSDD, if approved;

●
the prevalence and severity of adverse events experienced with bremelanotide for HSDD or any future product candidates or approved products;

●
the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, to be used as part of the bremelanotide combination product;

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

●
the ability to manufacture clinical trial supplies of bremelanotide for HSDD or any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

●
the ability of AMAG to successfully commercialize bremelanotide for HSDD;

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

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of bremelanotide for HSDD by AMAG or through the sale of any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community, and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

We do not control the development or commercialization of bremelanotide in North America, which is licensed to AMAG, and as a result we may not realize a significant portion of the potential value of the license arrangement.

Under the License Agreement with AMAG for bremelanotide in North America, although we will conduct all development work to support an NDA for bremelanotide in HSDD, we have limited control over development activities, including regulatory approvals, and no direct control over commercialization efforts. AMAG may abandon further development of bremelanotide in its licensed territory, including terminating the agreement, for any reason, including a change of priorities within AMAG or lack of success in ancillary clinical trials necessary for obtaining regulatory approvals. Because the potential value of the license arrangement with AMAG is contingent upon the successful development and commercialization of bremelanotide in the United States and other countries in the licensed territory, the ultimate value of this license will depend on the efforts of AMAG. If AMAG does not succeed in obtaining regulatory approval of bremelanotide in the United States for any reason, or does not succeed in securing market acceptance of bremelanotide in the United States, or elects for any reason to discontinue development of bremelanotide, we will be unable to realize the potential value of this arrangement and would experience significant delays or an inability to successfully commercialize bremelanotide.

Production and supply of bremelanotide depend on contract manufacturers over whom we and AMAG have no control, with the risk that we may not have adequate supplies of bremelanotide.

We do not have the facilities to manufacture the bremelanotide active drug ingredient or the autoinjector pen component of the bremelanotide combination product, or to fill, assemble and package the bremelanotide combination product. AMAG, our exclusive licensee for North America for bremelanotide, will assume responsibility for contract manufacturing. The contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. AMAG’s ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality system regulations, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay bremelanotide development programs or negatively impact AMAG’s ability to receive FDA approval of the bremelanotide potential products or continue marketing if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

If AMAG is not able to obtain adequate supplies of bremelanotide, it will be difficult for AMAG to develop bremelanotide and compete effectively.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 8,270 shares were withheld during the three-month period ended March 31, 2017 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1-31, 2017	505	$0.44	-	-
February 1-28, 2017	-	-	-	-
March 1-31, 2017	7,765	0.32	-	-
Total	8,270	$0.33	-	-

Consists solely of 8,270 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 15, 2017	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 15, 2017	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X