Form 10-K
period 2017-06-30
PALATIN TECHNOLOGIES INC
filed 2017-09-25
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K
[X]
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2016): $67,224,210.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 21, 2017): 179,045,453.

PALATIN TECHNOLOGIES, INC.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Annual Report”), as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, those relating to our current or future financial performance, management’s plans and objectives for future operations, ability to raise capital or repay debt, if required, clinical trials and results, uncertainties associated with product research and development, product plans and performance, management’s assessment of market factors, as well as statements regarding our strategy and plans and those of our strategic partners, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” will,” “may,” “estimate,” “continue,” “anticipated,” “intend,” “should,” “plan,” “expect,” “predict,” “could,” “potentially,” or the negative of these terms or other similar expressions. Such forward-looking statements involve substantial risks, uncertainties and other factors that could cause our actual results to be materially different from our historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified under the caption “Risk Factors” and elsewhere in this Annual Report, and any of those made in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Except as required by law, we do not intend, and undertake no obligation, to publicly update forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

In this Annual Report, references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

PART I

Item 1. Business.

Overview

We are a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our lead product in clinical development is bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”), which is a type of female sexual dysfunction (“FSD”), defined as low desire with associated distress. In addition, we have drug candidates and development programs for cardiovascular diseases and inflammatory diseases.

The following drug development programs are actively under development:

●
Bremelanotide, an as-needed subcutaneous injectable product for the treatment of HSDD in premenopausal women. Bremelanotide is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two pivotal Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. We have licensed North American rights to bremelanotide to AMAG Pharmaceuticals, Inc. (“AMAG”), and rights in China, Taiwan, Hong Kong and Macau to Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. (“Fosun”);

●
Melanocortin peptide system program, focused on development of treatments for a variety of inflammatory disease indications. PL-8177 is a selective melanocortin receptor 1 (“MC1r”) agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. We are scheduled to file an IND application this year, and may thereafter initiate a Phase 1 clinical safety study. A dual melanocortin receptor 1 and 5 peptide we developed, PL-8331, is a preclinical development candidate for treating ocular inflammation. We anticipate completing preclinical IND enabling activities on PL-8331 this calendar year; and

●
Natriuretic peptide system program, including PL3994, a natriuretic peptide receptor-A (“NPR-A”) agonist, for treatment of cardiovascular indications. PL3994, a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (“ANP”), is in development for treatment of heart failure, and is scheduled to start Phase 2A clinical trials later this calendar year. A dual natriuretic peptide receptor A and C agonist we developed, PL-5028, is in preclinical development for cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis. We may file an Investigational New Drug (“IND”), application in the first half of calendar year 2018, and thereafter initiate a Phase 1 clinical safety study.

The following chart illustrates the status of our drug development programs.

Our Strategy

Key elements of our business strategy include:

●
Using our technology and expertise to develop and commercialize products in our active drug development programs;

●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of our product candidates;

●
Partially funding our product development programs with the cash flow generated from existing license agreements, as well as any potential future research, collaboration or license agreements with third parties; and

●
Completing development and seeking regulatory approval of certain of our product candidates.

Our Melanocortin Receptor-Specific Programs

The melanocortin system is involved in a large and diverse number of physiologic functions. Therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction, obesity and related disorders, pigmentation disorders and inflammation-related diseases.

Bremelanotide for HSDD. We are developing subcutaneously administered bremelanotide for the treatment of HSDD in premenopausal women. HSDD is characterized by both a decrease in sexual desire and significant personal distress or interpersonal difficulty as a result of the lack of desire. Bremelanotide is a melanocortin agonist with a mechanism of action which we believe involves activation of endogenous neuronal pathways in the brain regulating sexual arousal and desire responses.

We completed last patient visits in the efficacy parts of our two pivotal Phase 3 clinical studies of bremelanotide for the treatment of HSDD in premenopausal women in the third quarter of calendar year 2016. We announced topline efficacy results in the fourth quarter of calendar year 2016. The open-label safety extension portions of our pivotal Phase 3 clinical studies were completed in the second quarter of calendar year 2017.

Our Phase 3 clinical study program consisted of two randomized, double-blinded, placebo-controlled Phase 3 studies, Studies 301 and 302, comparing the efficacy and safety of bremelanotide versus placebo in premenopausal women diagnosed with HSDD. The primary efficacy analysis population was the modified intent-to-treat patient population, consisting of 1,202 women with HSDD in the United States and Canada. Patients self-administered either 1.75 mg of bremelanotide or placebo as needed in anticipation of sexual activity. The efficacy portion of each study consisted of a 24-week treatment evaluation period.

Based on discussions with the U.S. Food and Drug Administration (“FDA”), it was decided that the co-primary endpoints for the Phase 3 clinical trials were the Female Sexual Function Index: Desire Domain (“FSFI-D”) and Female Sexual Distress Scale-Desires/Arousal/Orgasm (“FSDS-DAO”) Item 13. The FSFI-D is a validated patient reported outcome measurement tool of sexual desire in the context of overall sexual function. The FSDS-DAO Item 13 is a validated patient reported outcome measurement tool of distress related to sexual dysfunction, measuring personal distress associated with low sexual desire. Both Phase 3 Studies 301 and 302 with bremelanotide for HSDD in premenopausal women met the pre-specified co-primary efficacy endpoints.

The FSFI-D showed a statistically significant increase for bremelanotide compared to placebo in both trials in the modified intent-to-treat patient population:

Study 301: Mean change of 0.54 vs. 0.24, median change of 0.60 vs. 0.00, p=0.0002; and,

Study 302: Mean change of 0.63 vs. 0.21, median change of 0.60 vs. 0.00, p<0.0001.

The FSDS-DAO Item 13 showed a statistically significant reduction in distress related to low sexual desire for bremelanotide compared to placebo in both trials in the modified intent-to-treat patient population:

Study 301: Mean change of -0.73 vs. -0.36, median change of -1.0 vs. 0.0, p<0.0001; and,

Study 302: Mean change of -0.71 vs. -0.42, median change of -1.0 vs. 0.0, p=0.0053.

The changes seen in both co-primary endpoints were clinically significant. An independent committee evaluated the clinical significance of co-primary endpoint study results using multiple assessments of patient benefit, and was based on discussions with the FDA and FDA guidance documents.

In the safety population (1,247 patients), bremelanotide appeared to be well tolerated. The most frequent adverse event was nausea, which was generally mild in nature. The safety profile of bremelanotide was consistent with prior clinical experience.

In the Phase 3 clinical study program patients self-administered bremelanotide with a single-use autoinjector pen. The bremelanotide single-use autoinjector pen, intended to be the commercial drug product, does not have a visible needle, is stored at room temperature and is easy to use. Women administer bremelanotide by pressing the autoinjector pen collar against either their thigh or abdomen, and the autoinjector pen automatically introduces the needle, administers the dose of bremelanotide under the skin and audibly signals when the drug had been delivered and the needle has been retracted.

Ongoing Studies and New Drug Application. We are conducting multiple pharmacokinetic and safety pharmacology studies, including an abuse-liability study and drug-to-drug interaction studies, as well as certain chemistry, manufacturing and controls activities, including a drug product process validation study. We anticipate that the required human clinical studies will be completed this calendar year. We currently expect that we will, with AMAG, our North American licensee of bremelanotide, submit a New Drug Application (“NDA”) to FDA for bremelanotide for the treatment of HSDD in early calendar year 2018 following completion of ongoing studies. We cannot assure you that a complete review of the Phase 3 efficacy data and the pharmacokinetic and safety pharmacology studies will support approval of bremelanotide for HSDD or that the FDA will approve an NDA for bremelanotide.

Medical Need — HSDD. HSDD, either with or without arousal difficulties, is the largest single category of FSD. FSD is a multifactorial condition that has anatomical, physiological, medical, psychological and social components, and is defined as persistent or recurring problems during one or more of the stages of sexual response with associated distress. HSDD has a significant impact on a patient’s self-image, relationships and general well-being. The 2006 PRESIDE (Prevalence of Female Sexual Problems Associated with Distress and Determinants of Treatment Seeking) study, a cross-sectional, population-based survey of 31,581 female adult respondents in the United States published in 2008 in the journal Obstetrics & Gynecology, found that approximately 22% of women reported a sexual problem and 11% were women with HSDD. Based on the number of premenopausal women in the United States according to the U.S. Census, the presenting market size of premenopausal women with primary HSDD is at least 5.8 million women.

Subcutaneous Bremelanotide. Bremelanotide, which is believed to act through activation of melanocortin receptors in the central nervous system, is a first-in-class pharmaceutical agent in development as a treatment of HSDD. Bremelanotide is intended for as needed use and is self-administered by the patient, using a simple and patient-friendly single-use autoinjector pen, thirty minutes to one hour prior to anticipated sexual activity.

Partnering. In January 2017, we entered into a license agreement with AMAG, pursuant to which we granted AMAG an exclusive license in all countries of North America, with the right to grant sublicenses, to research, develop and commercialize products containing bremelanotide. AMAG also has a non-exclusive license, with the right to grant sublicenses, to manufacture products containing bremelanotide in North America, and to research, develop and manufacture, but not commercialize, products containing bremelanotide in countries outside North America. Upon the license agreement becoming effective on February 2, 2017, AMAG paid us $60 million as a one-time initial payment, and is required to pay us up to $25 million to reimburse us for direct out-of-pocket expenses incurred in development and regulatory activities necessary to file an NDA. In addition, we may receive up to $80 million in specified regulatory payments upon achievement of certain regulatory milestones, and up to $300 million in sales milestone payments based on achievement of certain annual net sales amounts of products containing bremelanotide. AMAG will also pay tiered royalties on annual net sales of products containing bremelanotide at rates ranging from the high single-digits to the low double-digits.

In early September 2017, we entered into a license agreement with Fosun for exclusive rights to commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. We will receive an upfront payment of $5.0 million and, when regulatory approval for a bremelanotide product is obtained in China, a $7.5 million milestone payment. We may receive up to $92.5 million in sales related milestones, and will receive high single-digit to low double-digit royalties on net sales in the licensed territories.

We retain worldwide rights for bremelanotide for FSD, HSDD and all other indications outside North America and the territories licensed to Fosun. We are in active discussions with potential partners for marketing and commercialization rights for bremelanotide in other jurisdictions, including Europe. We may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.

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

MC1r Peptide Agonists. We have conducted preclinical animal studies with MC1r peptide drug candidates for a number of inflammatory disease and autoimmune indications. The MC1r is upregulated in a number of diseases, including inflammatory bowel disease, nephritis, which is inflammation of the kidneys, and rheumatoid arthritis, and in ocular indications such as uveitis and dry eye. We believe that MC1r peptides have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of pro-inflammatory responses.

Our MC1r peptide drug candidates are highly specific, with substantially greater binding and activity at MC1r than at other melanocortin receptors. In vitro safety studies have shown that our MC1r peptide drug candidates have no activity in a wide range of receptors, ion channels and kinases. We have selected one of our MC1r peptide drug candidates, designated PL-8177, as a clinical trial candidate. PL-8177 is a selective MC1r agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. We have completed preclinical toxicology testing on PL-8177 and chemistry, controls and manufacturing activities to support Phase 1 studies, and anticipate filing an IND application on PL-8177 this calendar year, and may thereafter to initiate Phase 1 clinical safety studies.

We are also developing a peptide which is a dual melanocortin receptor 1 and 5 agonist, PL-8331, which is a preclinical development candidate for treating ocular inflammatory diseases. We anticipate completing preclinical IND enabling activities with PL-8331 by the first half of calendar year 2018.

Next Generation Melanocortin Receptor 4 (“MC4r”) Peptide and Small Molecule Agonists. We have developed a series of highly selective MC4r peptides and orally active small molecules. In developing these compounds, we examined effectiveness in animal models of sexual response, obesity and related metabolic signals, and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies suggest that certain of these compounds may have significant medical and commercial potential for treatment of conditions responsive to MC4r activation, including HSDD, FSD, ED, obesity and diabetes. We are seeking collaboration and development partners for these compounds for obesity and related clinical indications, but may not be able to enter into suitable agreements on acceptable terms with potential partners, if at all.

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

We have designed and are developing potential candidate drugs that are selective for different natriuretic peptide receptors, including NPR-A, natriuretic peptide receptor B (“NPR-B”), natriuretic peptide receptor C, and both NPR-A and NPR-B.

PL-3994. PL-3994 is our lead natriuretic peptide receptor product candidate, and is a synthetic mimetic of the neuropeptide hormone ANP and an NPR-A agonist. PL-3994 is in development for treatment of heart failure (with preserved or reduced ejection fraction) and may be suitable for replacement therapy in patients with prohormone processing deficiencies. PL-3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL-3994 increases plasma cyclic guanosine monophosphate (“cGMP”), levels, a pharmacological response consistent with the effects of endogenous (naturally produced) natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL-3994 also decreases activity of the renin-angiotensin-aldosterone system (“RAAS”), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

PL-3994, our lead product development candidate which is ready for Phase 2 safety and efficacy studies, is one of a number of natriuretic peptide receptor agonist compounds we have developed. In conjunction with clinicians at a major research institution, PL-3994 is scheduled to enter Phase 2A clinical trials later in calendar year 2017. PL-3994 is a synthetic molecule incorporating a novel and proprietary amino acid mimetic structure, and has an extended circulation half-life and metabolic stability compared to endogenous ANP. Based on the half-life and pharmacokinetics, we believe that PL-3994 is amenable to once daily chronic use subcutaneous administration.

Prior Clinical Studies with PL-3994. Human clinical studies of PL-3994 commenced with a Phase 1 trial, which concluded in 2008. This was a randomized, double-blind, placebo-controlled study in 26 healthy volunteers who received either PL-3994 or a placebo subcutaneously. Dosing concluded with the successful achievement of the primary endpoint of the study, a pre-specified reduction in systemic blood pressure. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses. Later in 2008, we conducted a trial in volunteers with controlled hypertension who were receiving one or more conventional antihypertensive medications. No volunteer experienced a serious or severe adverse event. Elevations in plasma cGMP levels were observed for several hours after single subcutaneous doses. Based on the studies to date, PL-3994 is ready for Phase 2 safety and efficacy studies.

PL-5028. We are in preclinical development with PL-5028, a dual natriuretic peptide receptor A and C agonist we developed, for cardiovascular disease indications, including reducing cardiac hypertrophy and fibrosis. We may file an IND application in the first half of calendar year 2018, and thereafter initiate a Phase 1 clinical safety study.

Administration of PL-3994 and PL-5028. For heart failure and other cardiovascular disease indications we believe that subcutaneous administration may be employed. In studies to date, PL-3994 is well absorbed through the subcutaneous route of administration. In human studies with PL-3994, the pharmacokinetic and pharmacodynamic half-lives were on the order of hours, significantly longer than the comparable half-lives of endogenous natriuretic peptides. We believe that subcutaneous PL-3994 or PL-5028, if successful, will be appropriate for self-administration by patients, similar to insulin and other self-administered drugs.

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

Patients who have been admitted to the hospital with an episode of worsening heart failure have an increased risk of either death or hospital readmission in the three months following discharge. Up to 15% of patients die in this period and as many as 30% need to be readmitted to the hospital. We believe that decreasing mortality and hospital readmission in patients discharged following hospitalization for worsening heart failure is a large unmet medical need for which PL-3994 may be effective. PL-3994 could potentially be utilized as an adjunct to existing heart failure medications, and may, if successfully developed, be self-administered by patients as a subcutaneous injection following hospital discharge. We believe that our natriuretic peptide products under development may, if successful, reduce cardiac hypertrophy (increase in heart size due to disease), which is an independent risk factor for cardiovascular morbidity and mortality.

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

We believe that PL-3994 has the potential to treat heart failure with preserved ejection fraction (“HFpEF”), which is a high unmet medical need with no approved treatment options, heart failure with reduced ejection fraction (“HFrEF”), and patients with reduced levels of endogenous active natriuretic peptides, such as corin deficiencies, which is a high unmet medical need in patients with a poor response to current therapies, with the objective to restore normal natriuretic peptide function.

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

We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL-3994, our compound in development for treatment of heart failure.

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

Amount Spent on Research and Development Activities

Research and development expenses were approximately $45.7 million for the fiscal year ended June 30, 2017 (“ fiscal 2017”), $43.1 million for the fiscal year ended June 30, 2016 (“fiscal 2016”), and $24.6 million for the fiscal year ended June 30, 2015 (“fiscal 2015”).

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

Bremelanotide for Treatment of HSDD. There is competition and financial incentive to develop, market and sell drugs for the treatment of HSDD and other forms of FSD. Flibanserin, sold under the trade name Addyi®, is the only drug currently approved in the United States for treatment of HSDD. Flibanserin, a non-hormonal oral serotonin 5-HT1A agonist, 5-HT2A antagonist, which requires chronic dosing, was approved by the FDA on August 18, 2015 for treatment of premenopausal women with HSDD. The FDA approval included a risk evaluation and mitigation strategy (“REMS”) because of the increased risk of severe hypotension and syncope due to the interaction between flibanserin and alcohol, and a Boxed Warning to highlight the risks of severe hypotension and syncope in patients who drink alcohol during treatment with flibanserin, in those who also use moderate or strong CYP3A4 inhibitors, and in those who have liver impairment. We are aware of several other drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any company actively developing a melanocortin receptor agonist drug for HSDD.

PL-3994 and PL-5028 for Heart Failure Indications. Nesiritide (sold under the trade name Natrecor®), a recombinant human B-type natriuretic peptide drug, is marketed in the United States by Scios Inc., a Johnson & Johnson company. Nesiritide is approved for treatment of acutely decompensated congestive heart failure patients who have dyspnea at rest or with minimal activity. Other peptide drugs, including carperitide, a recombinant human ANP drug, and ularitide, a synthetic form of urodilatin, a naturally occurring human natriuretic peptide related to ANP, have been investigated for treatment of congestive heart failure, but we are not aware of any active development in the United States. We are aware of other companies developing intravenously administered natriuretic peptide drugs, with at least one reported to have completed Phase 2 clinical trials for acute heart failure. A combination drug comprised of sacubitril and valsartan developed by Novartis AG, sold under the trade name Entresto®, inhibits both the angiotensin II receptor and neprilysin (an enzyme which inactivates endogenous active natriuretic peptides). This combination drug, which was approved by the FDA in July 2015, results in increases of endogenous active ANP levels, and thus has a mechanism of action with similarities to PL-3994 and PL-5028. In a Phase 3 trial, the combination drug was compared to an angiotensin-converting-enzyme inhibitor, enalapril, in heart failure patients with reduced ejection fraction. It significantly improved the rate of death from cardiovascular causes, significantly reduced hospitalization for heart failure and significantly improved heart failure symptoms. This combination drug demonstrated that upregulation of the natriuretic peptide system in combination with angiotensin-converting-enzyme inhibition is superior to angiotensin-converting-enzyme inhibition alone, and thus provides validation of the natriuretic peptide system as a target for improving outcomes in treating heart failure patients. In addition, there are a number of approved drugs and drugs in development for treatment of heart failure through mechanisms or pathways other than agonism of NPR-A.

MC1r Peptides for Inflammatory Disease-Related Indications. Many inflammatory disease-related indications are treated using systemic steroids or other immunosuppressant drugs, all of which have side effects which can be dose limiting. There are a large number of approved biological drugs and biological drugs under development for treatment of inflammatory disease-related indications. For inflammatory bowel diseases, FDA-approved drugs include mesalazine and immunosuppressive drugs such as prednisone and other steroids, tumor necrosis factor inhibitors such as infliximab and adalimumab, and immune system suppressants such as azathioprine, mercaptopurine and methotrexate.

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

We own two issued United States patents and pending patent applications in the United States for methods of treating FSD with bremelanotide, and related patent applications are pending in Australia, Brazil, Canada, China, Georgia, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, South Africa, Ukraine, Vietnam and before the European and Eurasian patent offices. The issued United States patent has a term until 2033. Whether we will be able to obtain a patent term extension in the United States under the Hatch-Waxman Amendments, assuming that a relevant patent issues in the United States, and the length of any such extension, cannot be determined until the FDA approves for marketing, if ever, a product utilizing bremelanotide by methods claimed in the patent. Issued patents and pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.

We have patents and patent applications on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of two issued patents in the United States, an issued patent in each of Australia, Canada, China, France, Germany, Ireland, Israel, Japan, Korea, Mexico, New Zealand, Russia, Switzerland and the United Kingdom, and pending patent applications on the same class in Brazil, India, and South Africa. The presumptive term of the issued patents and pending patent applications is until 2029. We also have patents and pending patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of issued patents in the United States, Australia, China, Japan, Israel, Korea, New Zealand, Russia, and South Africa and pending patent applications on the same class in Brazil, Canada, China, India, Mexico, and before the European patent office. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patents and patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

We additionally have 31 issued United States patents on melanocortin receptor specific peptides and small molecules, and five issued United States patents on natriuretic peptide receptor agonist compounds, but we are not actively developing any product candidate covered by a claim of any of these patents.

In the event that a third party has also filed a patent application relating to an invention we claimed in a patent application, we may be required to participate in an interference proceeding adjudicated by the United States Patent and Trademark Office (“USPTO”) to determine priority of invention. The possibility of an interference proceeding could result in substantial uncertainties and cost, even if the eventual outcome is favorable to us. An adverse outcome could result in the loss of patent protection for the subject of the interference, subjecting us to significant liabilities to third parties, the need to obtain licenses from third parties at undetermined cost, or requiring us to cease using the technology.

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

U.S. Governmental Regulation of Pharmaceutical Products

General

Regulation by governmental authorities in the United States and other countries will continue to significantly impact our research, product development, manufacturing and marketing of any pharmaceutical products. The nature and the extent to which regulations apply to us will vary depending on the nature of any such products. Our potential pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. The products we are developing are subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and by state and local governments, as well as regulatory and other authorities in foreign governments that include rigorous preclinical and clinical testing and other approval procedures. Such regulations govern or influence, among other things, the research, development, testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

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

For combination products deemed to have a ‘‘drug’’ primary mode of action, primary review of the product will be conducted by the appropriate division within the Center for Drug Evaluation and Research (“CDER”), but CDER will consult with the Center for Devices and Radiological Health to ensure that the device components of the product meet all applicable device requirements.

The research, development and approval process requires substantial time, effort and financial resources, and approvals may not be granted on a timely or commercially viable basis, if at all.

Preclinical testing includes laboratory evaluations to characterize the product’s composition, impurities, stability, and mechanism of its pharmacologic effect, as well as animal studies to assess the potential safety and efficacy of each product. Preclinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices and the U.S. Department of Agriculture’s Animal Welfare Act. Violations of these laws and regulations can, in some cases, lead to invalidation of the tests, requiring such tests to be repeated and delaying approval of the NDA. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to an IND by placing the study on clinical hold, the IND will go into effect 30 days following its receipt by the FDA. The FDA may authorize trials only on specified terms and may suspend ongoing clinical trials at any time on various grounds, including a finding that patients are being exposed to unacceptable health risks. If the FDA places a study on clinical hold, the sponsor must resolve all of the FDA’s concerns before the study may begin or continue. The IND application process may become extremely costly and substantially delay development of products. Similar restrictive requirements also apply in other countries. Additionally, positive results of preclinical tests will not necessarily indicate positive results in clinical trials.

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practice regulations under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board (“IRB”), and requires the patients’ informed consent. An IRB considers, among other things, ethical factors, the safety of human subjects, and the possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk. As the sponsor, we can also suspend or terminate a clinical trial at any time.

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

Pharmaceutical manufacturers, distributors and their subcontractors are required to register their facilities with the FDA and state agencies. Manufacturers are required to list their marketed drugs with the FDA, are subject to periodic inspection by the FDA and other authorities, where applicable, and must comply with the FDA’s current Good Manufacturing Practices (“GMP”) regulations, and the product specifications set forth in the approved NDA. The GMP requirements for pharmaceutical products are extensive and compliance with them requires considerable time, resources and ongoing investment. The regulations require manufacturers and suppliers of raw materials and components to establish validated systems and to employ and train qualified employees to ensure that products meet high standards of safety, efficacy, stability, sterility (where applicable), purity, and potency. The requirements apply to all stages of the manufacturing process, including the synthesis, processing, sterilization, packaging, labeling, storage and shipment of the drug product. For all drug products, the regulations require investigation and correction of any deviations from GMP requirements and impose documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturing establishments are subject to mandatory user fees, and to periodic unannounced inspections by the FDA and state agencies for compliance with all GMP requirements. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

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

●
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

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

●
the federal physician sunshine requirements under the Patient Protection and Affordable Care Act ( “Affordable Care Act”), which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

●
state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Generic Competition

Orange Book Listing. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, the applicant identifies all patents that claim the approved product’s active ingredient(s), the drug product’s approved formulation, or an approved method of use of the drug. Each of the identified patents are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing, unless such testing is waived by the FDA, as is the case with some injectable drug products, to be therapeutically equivalent to the listed drug. Other than bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as ‘‘generic equivalents’’ to the listed drug, and can usually be substituted by pharmacists under prescriptions written for the original listed drug.

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

If a patent infringement action is filed against an ANDA applicant, any settlement of the litigation must be submitted to the Federal Trade Commission (“FTC”). If the FTC believes the terms or effects of the settlement are anticompetitive, FTC may bring an antitrust enforcement action against the parties. Private parties may also bring antitrust lawsuits against drug companies based on such patent litigation settlements.

The ANDA also will not be approved until any applicable non-patent regulatory exclusivity listed in the Orange Book for the referenced product has expired.

Regulatory Exclusivity. Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive for review any ANDA seeking approval of a generic version of that drug. An ANDA containing a Paragraph IV Certification may be received by FDA 4 years after the NCE drug’s approval, but any 30-month stay that ensues would be extended so that it expires seven and one half years after the NCE approval date, subject to early termination by reason of a court decision or settlement as described above.

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

Section 505(b)(2) NDAs. Most drug products obtain FDA marketing approval pursuant to an NDA or an ANDA. A third alternative is a special type of NDA, commonly referred to as a 505(b)(2) NDA, which enables the applicant to rely, in part, on the FDA’s previous approval of a similar product, or published literature, in support of its application.

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

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries depend, in large part, on the availability of adequate reimbursement from third-party payers such as governmental entities, managed care organizations, health maintenance organizations (“HMOs”), and private insurance plans. Reimbursement by a third-party payer depends on a number of factors, including the payer’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective.

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

Our bremelanotide product candidate is a synthetic peptide. While the production process involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. We identified one third-party manufacturer for the production of bremelanotide, Lonza Ltd., and have validated manufacturing of the bremelanotide drug substance under GMP with that manufacturer. AMAG, as the exclusive licensee for North America, has assumed responsibility for manufacturing bremelanotide drug substance.

Our bremelanotide product candidate will be a combination product, incorporating both the bremelanotide drug substance and a delivery device. AMAG, as the exclusive licensee for North America, has assumed responsibility for manufacturing the bremelanotide combination product. We relied on a third-party manufacturer, Ypsomed AG, to make the selected autoinjector pen delivery device. A third-party contract manufacturer, Catalent Belgium S.A., performs fill, finish and packaging of our bremelanotide product candidate. We negotiated a long-term commercial supply agreement with Catalent Belgium S.A., and have assigned this agreement to AMAG.

Our PL-3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We identified a manufacturer that made the product in quantities sufficient for Phase 1 and Phase 2, and are evaluating commercial-scale manufacturers. Scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date.

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

The failure of any manufacturer or supplier to comply with FDA regulations, including GMP or medical device quality systems regulations (“QSR”), or to supply the device component or drug substance and services as agreed, would force us or our licensees to seek alternative sources of supply and could interfere with our and our licensees’ ability to deliver product on a timely and cost effective basis or at all. Establishing relationships with new manufacturers or suppliers, any of whom must be FDA-approved, is a time-consuming and costly process.

Product Liability and Insurance

Our business may be affected by potential product liability risks that are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing $10 million coverage in the aggregate as to certain clinical trial risks.

Employees

As of September 21, 2017, we employed 22 people full time, of whom 16 are engaged in research and development activities and 6 are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Financing

We have a history of substantial net losses, and expect to continue to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2017, we had an accumulated deficit of $356. 7 million and incurred a net loss for the year ended June 30, 2017 of $13.3 million. We may not achieve or sustain profitability in future years, which is dependent on numerous factors, including whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products. If we attain sustained profitability, it will not be until the fiscal year ending June 30, 2019 at the earliest.

We expect to incur additional losses as we continue our development of natriuretic peptide and MC1r products. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Since 2005 we have not had any products available for commercial sale and have not received any revenues from the sale of our product candidates. For the foreseeable future, we will have to fund all of our operations and capital expenditures from license and contract revenue under collaborative development agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. Unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, we cannot sell our products and will not have product revenues from them. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than bremelanotide, which may not be available on acceptable terms, if at all.

Under the license agreement with AMAG, we are contractually required to complete development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States. AMAG will reimburse us for up to an aggregate amount of $25 million for all reasonable, documented, direct out-of-pocket expenses we incur in completing these development and regulatory activities. To the extent that our expenses exceed this amount, we will be responsible for the required additional funding.

In addition to our responsibilities under the license agreement with AMAG, we intend to focus efforts on our other product candidates, including our natriuretic peptide and MC1r programs. As of June 30, 2017, we had cash, cash equivalents, accounts receivable and investments of $55.6 million, with current liabilities of $19.9 million, net of deferred revenue of $35.1 million. After giving effect to the proceeds from our license agreements with AMAG and Fosun and the proceeds from the financing transactions on August 4, 2016 and December 6, 2016, we believe we currently have sufficient existing capital resources to fund our planned operations through at least the 2018 calendar year. We will need additional funding to complete development activities and required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

Until the FDA approves bremelanotide for HSDD and marketing commences, if at all, we will not have any recurring revenue. Even if bremelanotide is approved and marketing commences, we cannot predict product sales or our resulting royalties, so we may not have any source of significant recurring revenue and may need to depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

Our future capital requirements depend on many factors, including:

●
our ability to enter into one or more licensing or similar agreements for bremelanotide outside of North America and China;

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

To date, we have invested most of our efforts and financial resources in the research and development of bremelanotide for HSDD, which is currently our lead product candidate. We licensed to AMAG all rights to bremelanotide in North America, but are contractually obligated to complete development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States, with AMAG reimbursing us for up to $25 million for reasonable, documented, out-of-pocket expenses we incur. We licensed to Fosun rights to bremelanotide for China, but depending on the regulatory approval pathway utilized in China, approval in China may be contingent on approval of an NDA for bremelanotide for HSDD in the United States.

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

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of bremelanotide for HSDD by AMAG and Fosun or through the sale of any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community, and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

We do not control the development or commercialization of bremelanotide in North America, which is licensed to AMAG, and as a result we may not realize a significant portion of the potential value of the license arrangement with AMAG.

Although we will conduct all development work to support an NDA for bremelanotide in HSDD, the license agreement with AMAG for bremelanotide in North America limits our control over development activities, including regulatory approvals, and we do not have any direct control over commercialization efforts. AMAG may abandon further development of bremelanotide in its licensed territory, including terminating the agreement, for any reason, including a change of priorities within AMAG or lack of success in ancillary clinical trials necessary to obtain regulatory approvals. Because the potential value of the license arrangement with AMAG is contingent upon the successful development and commercialization of bremelanotide in the United States and other countries in the licensed territory, the ultimate value of this license will depend on the efforts of AMAG. If AMAG does not succeed in obtaining regulatory approval of bremelanotide in the United States for any reason, does not succeed in securing market acceptance of bremelanotide in the United States, or elects for any reason to discontinue development of bremelanotide, we will be unable to realize the potential value of this arrangement and would experience significant delays or an inability to successfully commercialize bremelanotide.

Production and supply of bremelanotide depend on contract manufacturers over whom neither we nor AMAG have any control, and we may not have adequate supplies of bremelanotide.

We do not have the facilities to manufacture the bremelanotide active drug ingredient or the autoinjector pen component of the bremelanotide combination product, or to fill, assemble and package the bremelanotide combination product. AMAG, our exclusive licensee for North America for bremelanotide, has assumed responsibility for contract manufacturing. The contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. AMAG’s ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to ongoing review and periodic inspections by the FDA and other authorities where applicable, and must comply with regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality system regulations, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay bremelanotide development programs or negatively impact AMAG’s ability to receive FDA approval of the bremelanotide potential products or continue marketing bremelanotide products if they are approved. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process. If AMAG is not able to obtain adequate supplies of bremelanotide, it will be difficult for AMAG to develop bremelanotide and compete effectively.

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

●
difficulty in obtaining IRB approval for studies to be conducted at each site;

●
delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

●
inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

●
changes in applicable laws, regulations and regulatory policies;

●
delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations (“CROs”), clinical trial sites and other third-party contractors;

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

●
availability of reimbursement for our products from third-party payers such as health insurers, HMOs and government programs such as Medicare and Medicaid; and

●
advantages over alternative treatment methods.

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

There are a number of products approved for use in treating inflammatory diseases and indications, and other products are being developed, including products in clinical trials.

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

We do not have the facilities to manufacture our early stage potential products such as PL-3994, PL-8177 and other melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

●
HIPPA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in the regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose REMS on a product if the FDA believes there is a reason to monitor the safety of the drug in the marketplace. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Clinical drug development programs for our product candidates are very expensive, time-consuming, difficult to design and implement and their outcome is inherently uncertain. Approval of bremelanotide for treatment of HSDD in premenopausal women requires a determination by the FDA that the product is both safe and effective. Our Phase 3 clinical trials for HSDD demonstrated what we believe to be an acceptable safety profile and statistically significant efficacy. However, the FDA may ultimately disagree with our safety analysis, definition of efficacy in HSDD, our clinical trial designs, or our interpretation of our clinical trial results. It is not possible to predict, with any assurance, whether the FDA will approve bremelanotide for any indications. The FDA may deny or delay approval of any application for bremelanotide if the FDA determines that the clinical data do not adequately establish the safety of the drug even if efficacy is established. If FDA approves bremelanotide, the approved labeling of the product may be limited or restricted in such ways as to inhibit or prevent the successful market acceptance and profitability of the product. Bremelanotide could take a significantly longer time to obtain approval than we expect and it may never gain approval. If regulatory approval of bremelanotide is delayed, limited or never obtained, our business, financial condition and results of operations would be materially adversely affected.

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

●
submission to the FDA of an IND application, which must become effective before clinical trials may begin, and which may be placed on “clinical hold” by the FDA, meaning the trial may not commence, or must be suspended or terminated prior to completion;

●
performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication, and potentially post-approval or Phase 4 studies to further define the drug’s efficacy and safety, generally or in specific patient populations;

●
submission to the FDA of an NDA that must be accompanied by a substantial “user fee” payment;

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

Outside the United States, our ability to market our product candidates will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community (“EC”), registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficiency has been presented, a marketing authorization will be granted. If we do not obtain, or experience difficulties in obtaining, such marketing authorizations, our business, financial condition and results of operations may be materially adversely affected.

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

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”), expanded Medicare coverage for drugs purchased by Medicare beneficiaries and introduced new reimbursement methodologies. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. We do not know what impact the MMA and similar laws will have on the availability of coverage for and the price that we receive for any approved products. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare policies in setting their own reimbursement policies, and any reduction in reimbursement that results from the MMA may result in similar reductions by private payers.

The Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (together the “ACA”), was adopted in 2010. This law has resulted in an increase in the number of people who are covered by both public and private insurance and has changed the way health care is financed by both government health program and private insurers, with significant impacts on the pharmaceutical industry. The ACA contains a number of provisions that may impact our business and operations in ways that may negatively affect our potential revenues in the future. For example, the ACA imposes a non-deductible excise tax on pharmaceutical manufacturers or importers that sell branded prescription drugs to U.S. government programs that we believe will increase the cost of any products that we develop. In addition, as part of the ACA’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will be required to provide a 50% discount on any branded prescription drugs that we develop sold to beneficiaries who fall within the donut hole. We cannot predict all of the specific effects the ACA or any future healthcare reform legislation will have on our business, but they could have a material adverse effect on our business and financial condition.

Efforts have been made to repeal, or repeal and replace, the ACA. It is not known whether the ACA will be repealed, amended, replaced or otherwise modified within the next several years. It is possible that any repeal, amendment or replacement of the ACA will decrease the number of people who are covered by both public and private insurance and change the way health care is financed by both government health programs and private insurers, which could significantly impact the pharmaceutical industry.

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

Interference, derivation or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Risks Related to Obligations in Our 2014 and 2015 Private Placements

Under agreements relating to our 2014 and 2015 private placements, we are required to allow purchasers in the 2014 and 2015 private placements to participate in certain future equity and debt financings, which may restrict our ability to raise funds on acceptable terms, or at all.

For four years after our 2014 and 2015 private placements, unless the FDA earlier approves bremelanotide for HSDD, the purchasers have the right of first negotiation on any subsequent equity or debt financing. If we do not agree to terms of a financing with the purchasers, depending on pricing of the financing, the purchasers have the right to purchase between 83.5% and all of the financing. We will require significant additional resources and capital for our product development programs. The right of first negotiation and right of participation granted to the purchasers in our 2014 and 2015 private placements may make it more difficult to raise additional funding through public or private equity or debt financings or other sources. If we are able to obtain additional funding, such funding may not be available on acceptable terms

Under agreements relating to our 2014 and 2015 private placements, so long as any Series C 2014 and Series E 2015 warrants are outstanding, we are required to redeem such warrants at the option of the holders in the event of any takeover, change of control or other fundamental transaction which we permit.

Under the purchase agreements and forms of our Series C and Series E warrants for our 2014 and 2015 private placements, if we permit, make or allow a takeover, change of control or other fundamental transaction, including any transfer of all or substantially all of our properties or assets, then so long as any warrants remain outstanding we are required, as elected by such warrant holders, to pay such holders a warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person. The application of these provisions could adversely affect our financial position and have the effect of delaying or preventing a change of control or other fundamental transaction, which could adversely affect the market price of our common stock, and could make any potential acquisition or change of control more costly.

Under agreements relating to our 2014 and 2015 private placements, so long as any Series C 2014 and Series E 2015 warrants are outstanding, we are required to oppose any takeover or change of control that does not provide specified rights to holders of such warrants.

Under the purchase agreements and forms of our Series C and Series E warrants for our 2014 and 2015 private placements, so long as any such warrants remain outstanding we are required to (i) not permit, (ii) take necessary action to prevent both the occurrence or consummation of, and (iii) not be a party to any fundamental transaction, change of control or similar event unless contractually-specified rights are provided with respect to payment of any such warrant early termination price tied to the greater of the then market price of our common stock or the amount per share paid to any other person.

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

For the 12-month period ended June 30, 2017, the price of our stock has been volatile, ranging from a high of $0.90 per share to a low of $0.29 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 21, 2017. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 21, 2017, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

As of September 21, 2017 there were 57,174,292 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of September 21, 2017, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●
60,592 shares issuable on the conversion of immediately convertible Series A Convertible preferred stock, subject to adjustment, for no further consideration;

●
8,977,812 shares issuable on the exercise of stock options, at exercise prices ranging from $0.37 to $6.60 per share;

●
5,263,617 shares issuable under restricted stock units which vest on dates between December 8, 2017 and September 7, 2021, subject to the fulfillment of service conditions; and

●
42,872,271 shares issuable on the exercise of warrants at exercise prices ranging from $0.01 to $0.91 per share, of which 16,472,418 are prefunded warrants with an exercise price of $0.01.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2020. We also lease approximately 1,700 square feet of laboratory space in the Township of South Brunswick, NJ, under a lease that expires in August 2018. We believe our present facilities are adequate for our current needs. We do not own any real property.

Item 3. Legal Proceedings

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The table below provides, for the fiscal quarters indicated, the reported high and low sales prices for our common stock on the NYSE MKT since July 1, 2016.

FISCAL YEAR ENDED JUNE 30, 2017	HIGH	LOW
Fourth Quarter	$0.50	$0.29
Third Quarter	0.62	0.32
Second Quarter	0.90	0.45
First Quarter	0.86	0.45

FISCAL YEAR ENDED JUNE 30, 2016	HIGH	LOW
Fourth Quarter	$0.74	$0.40
Third Quarter	0.69	0.36
Second Quarter	0.90	0.62
First Quarter	1.18	0.80

Our common stock has been listed on NYSE MKT under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

On September 21, 2017, we had approximately 151 record holders of common stock and the closing sales price of our common stock as reported on the NYSE MKT was $0.60 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $106,223,409.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. The following 67,723 shares were withheld during the quarter ended June 30, 2017 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-30, 2017	-	$-	-	-
May 1-31, 2017	-	-	-	-
June 1-30, 2017	67,723	0.36	-	-
Total	67,723	$0.36	-	-

(1) Consists solely of 67,723 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 21, 2017, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Revenue Recognition.

Revenue is recognized in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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

See Note 3 to the consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements that affect us.

Results of Operations

Year Ended June 30, 2017 Compared to the Year Ended June 30, 2016:

Revenue – For the fiscal year ended June 30, 2017 (“fiscal 2017”), we recognized $44,723,827 in revenue pursuant to our license agreement with AMAG. For the fiscal year ended June 30, 2016 (“fiscal 2016”), we did not recognize any revenue.

On January 8, 2017, we entered into the license agreement with AMAG which provided for $60,000,000 as a one-time initial payment, which was received on the effective date of February 2, 2017. Pursuant to the terms of and subject to the conditions in the license agreement, AMAG is required to pay us up to $25,000,000 in reimbursement for reasonable, documented, direct out-of-pocket expenses we incur following the effective date of the license agreement in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States. As of June 30, 2017, $4,657,577 was received and $15,116,822 was included in accounts receivable relating to reimbursable expenses.

Research and Development – Research and development expenses were $45,683,174 for fiscal 2017 compared to $43,071,051 for fiscal 2016. These costs primarily relate to our bremelanotide Phase 3 clinical trial program.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $41,146,970 and $39,371,908 in fiscal years 2017 and 2016, respectively. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The increase in research and development expenses is mainly attributable to the continued progress of Phase 3 clinical trial and development of bremelanotide for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $4,536,204 and $3,699,143 in fiscal years 2017 and 2016, respectively. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stock-based compensation.

Cumulative spending from inception to June 30, 2017 was approximately $279,000,000 on our bremelanotide program and approximately $125,400,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $9,610,147 for fiscal 2017 compared to $6,179,084 for fiscal 2016. The increase in general and administrative expenses is primarily attributable to payment for professional services of Greenhill & Co. LLC relating to entering into our license agreement with AMAG and secondarily attributable to employee related expenses recognized in the year.

Other Income (Expense) – Total other expense, net was $(2,262,039) and $(2,462,801) for fiscal 2017 and fiscal 2016, respectively. For fiscal 2017, we recognized $26,270 of investment income offset by $(2,288,309) of interest expense primarily related to our venture debt. For fiscal 2016, we recognized $50,226 of investment income offset by $(2,513,027) of interest expense primarily related to our venture debt.

Income Taxes – Income tax expense was $500,000 in fiscal 2017 compared to no income tax expense or benefit in fiscal 2016. The fiscal year 2017 income tax expense relates to alternative minimum tax ("AMT") expense based on federal alternative minimum taxable income attributable to the $60,000,000 initial payment from AMAG.

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

Cumulative spending from inception to June 30, 2016 is approximately $234,800,000 on our bremelanotide program and approximately $123,900,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $6,179,084 for fiscal 2016 compared to $5,677,654 for fiscal 2015. The increase in general and administrative expenses is primarily attributable to the recognition of stock-based compensation primarily related to the restricted stock units granted in December 2015.

Other Income (Expense) – Total other income expense, net was $(2,462,801) and $(910,914) for fiscal 2016 and fiscal 2015, respectively. For fiscal 2016, we recognized $50,226 of investment income offset by $(2,513,027) of interest expense primarily related to our venture debt. For fiscal 2015, we recognized $35,439 of investment income offset by a $(284,656) foreign exchange transaction loss and $(661,697) of interest expense primarily related to our venture debt.

Income Tax Benefit – For fiscal 2016 the Company had no income tax expense or a tax benefit from the sale of New Jersey state net operating loss carryforwards on account that it has reached the state limits on sale of New Jersey state net operating loss carryforwards. For fiscal 2015, income tax benefits recorded of $531,508 related to the sale of New Jersey state net operating loss carryforwards and tax credits. The amount of such losses and tax credits that we were able to sell depended on annual pools and allocations established by the state of New Jersey. This program enables approved, unprofitable biotechnology businesses to sell their unused net operating loss carryovers and unused research and development tax credits to unaffiliated, profitable corporate taxpayers in the state of New Jersey.

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

During fiscal 2017, net cash provided by operating activities was $12,881,527, compared to cash used in operating activities of $47,363,814 in fiscal 2016 and $13,358,042 in fiscal 2015. The difference of cash provided by and cash used in operations in fiscal 2017 compared to fiscal 2016 was primarily the result of the receipt of the initial payment of $60,000,000 relating to the license agreement with AMAG. Higher net cash outflows from operations in fiscal 2016 compared to fiscal 2015 were primarily the result of spending on our bremelanotide for the treatment of HSDD program. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During fiscal 2017, net cash provided by investing activities was $991,596, which consisted of $1,124,999 of proceeds from the maturity of investments offset by $133,403 used for the acquisition of equipment. During fiscal 2016, net cash used in investing activities was $1,404,717 consisting primarily of the purchase of investments. We did not engage in any investing activities in fiscal 2015.

During fiscal 2017, net cash provided by financing activities was $18,324,533, which consisted of net proceeds from our underwritten offerings of our units in August and December 2016 of $23,856,973 and proceeds from the exercise of warrants of $164,358, offset by $5,696,798 for the payments on notes payable, capital lease payments and the payment of withholding taxes related to restricted stock units. During fiscal 2016, net cash provided by financing activities was $29,471,931, which consisted of a private placement with net proceeds of $19,834,278, a loan of $9,853,885, net of related debt issuance costs offset by $216,232 for the payment of withholding taxes related to restricted stock units and capital lease payments. During fiscal 2015, net cash provided by financing activities was $28,472,705, which consisted of a private placement with net proceeds of $18,556,111, a loan of $9,790,634, net of related issuance costs and $254,148 of proceeds from the exercise of common stock warrants offset by $128,188 for the payment of withholding taxes related restricted stock units and capital lease payments.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and enter into licensing or collaboration arrangements. As of June 30, 2017, our cash, cash equivalents, accounts receivable and investments were $55,566,983 and our current liabilities were $19,911,724, net of deferred revenue of $35,050,572.

We intend to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies of bremelanotide for HSDD and preparing and filing an NDA on bremelanotide, preclinical and clinical development of our MC1r and MC4r peptide programs and PL3994 natriuretic peptide, and development of other portfolio products.

We believe that our existing capital resources, along with the additional proceeds from our September 2017 license agreement with Fosun (Note 16), will be adequate to fund our planned operations through at least the 2018 calendar year. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We anticipate incurring additional losses over at least the next few years. To achieve or maintain profitability, if ever, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market our technologies and proposed products. The time required to reach profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2017:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$734,267	$280,923	$453,344	$-	$-
Capital lease obligations	14,568	14,568	-	-	-
Notes payable, including interest	16,593,250	8,974,750	7,618,500	-	-

Total contractual obligations	$17,342,085	$9,270,241	$8,071,844	$-	$-

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

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficiency) equity, and cash flows for each of the years in the three-year period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Palatin Technologies, Inc. and subsidiary as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

September 25, 2017

PALATIN TECHNOLOGIES, INC .
and Subsidiary
Consolidated Balance Sheets

	June 30, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$40,200,324	$8,002,668
Available-for-sale investments	249,837	1,380,556
Accounts receivable	15,116,822	-
Prepaid expenses and other current assets	1,011,221	1,313,841
Total current assets	56,578,204	10,697,065

Property and equipment, net	198,153	97,801
Other assets	56,916	63,213
Total assets	$56,833,273	$10,858,079

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,551,367	$713,890
Accrued expenses	10,521,098	7,767,733
Notes payable, net of discount	7,824,935	5,374,951
Capital lease obligations	14,324	27,424
Deferred revenue	35,050,572	-
Total current liabilities	54,962,296	13,883,998

Notes payable, net of discount	6,281,660	14,106,594
Capital lease obligations	-	14,324
Other non-current liabilities	753,961	439,130
Total liabilities	61,997,917	28,444,046

Commitments and contingencies (Note 12)

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of June 30, 2017 and June 30, 2016	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares;
issued and outstanding 160,515,361 shares as of June 30, 2017 and 68,568,055 as of June 30, 2016, respectively	1,605,153	685,680
Additional paid-in capital	349,974,538	325,142,509
Accumulated other comprehensive loss	(590)	(1,944)
Accumulated deficit	(356,743,785)	(343,412,252)
Total stockholders’ deficiency	(5,164,644)	(17,585,967)
Total liabilities and stockholders’ deficiency	$56,833,273	$10,858,079

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2017	2016	2015

REVENUES
License and contract	$44,723,827	$-	$12,951,730

OPERATING EXPENSES
Research and development	45,683,174	43,071,051	24,560,233
General and administrative	9,610,147	6,179,084	5,677,654
Total operating expenses	55,293,321	49,250,135	30,237,887

Loss from operations	(10,569,494)	(49,250,135)	(17,286,157)

OTHER INCOME (EXPENSE)
Investment income	26,270	50,226	35,439
Interest expense	(2,288,309)	(2,513,027)	(661,697)
Foreign exchange transaction loss	-	-	(284,656)
Total other expense, net	(2,262,039)	(2,462,801)	(910,914)

Loss before income taxes	(12,831,533)	(51,712,936)	(18,197,071)
Income tax (expense) benefit	(500,000)	-	531,508

NET LOSS	$(13,331,533)	$(51,712,936)	$(17,665,563)

Basic and diluted net loss per common share	$(0.07)	$(0.33)	$(0.15)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	184,087,719	156,553,534	121,014,506

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Loss

	Year Ended June 30,
	2017	2016	2015

Net loss	$(13,331,533)	$(51,712,936)	$(17,665,563)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	1,354	(1,944)	-

Total comprehensive loss	$(13,330,179)	$(51,714,880)	$(17,665,563)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ (Deficiency) Equity

					Additional	Acculumated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, June 30, 2014	4,697	47	39,416,595	394,166	283,428,356	-	(274,033,753)	9,788,816
Stock-based compensation	-	-	705,833	7,058	1,160,221	-	-	1,167,279
Sale of common stock units, net of costs	-	-	2,050,000	20,500	18,535,611	-	-	18,556,111
Issuance of warrants on debt	-	-	-	-	267,820	-	-	267,820
Withholding taxes related to restricted stock units	-	-	(174,568)	(1,746)	(162,390)	-	-	(164,136)
Warrant exercises	-	-	15,130,573	151,306	102,842	-	-	254,148
Net loss	-	-	-	-	-	-	(17,665,563)	(17,665,563)
Balance, June 30, 2015	4,697	47	57,128,433	571,284	303,332,460	-	(291,699,316)	12,204,475
Stock-based compensation	-	-	662,186	6,622	1,836,743	-	-	1,843,365
Sale of common stock units, net of costs	-	-	-	-	19,834,278	-	-	19,834,278
Issuance of warrants on debt	-	-	-	-	305,196	-	-	305,196
Withholding taxes related to restricted stock units	-	-	(123,483)	(1,235)	(57,166)	-	-	(58,401)
Warrant exercises			10,890,889	108,909	(108,909)	-	-	-
Series A Conversion	(667)	(7)	10,030	100	(93)	-	-	-
Unrealized loss on investments	-	-	-	-	-	(1,944)	-	(1,944)
Net loss	-	-	-	-	-	-	(51,712,936)	(51,712,936)
Balance, June 30, 2016	4,030	40	68,568,055	685,680	325,142,509	(1,944)	(343,412,252)	(17,585,967)
Stock-based compensation	-	-	579,400	5,794	1,751,465	-	-	1,757,259
Sale of common stock units, net of costs	-	-	36,866,097	368,661	23,488,312	-	-	23,856,973
Withholding taxes related to restricted stock units	-	-	(75,993)	(760)	(26,328)	-	-	(27,088)
Warrant exercises			54,577,802	545,778	(381,420)	-	-	164,358
Unrealized gains on investments	-	-	-	-	-	1,354	-	1,354
Net loss	-	-	-	-	-	-	(13,331,533)	(13,331,533)
Balance, June 30, 2017	4,030	$40	160,515,361	$1,605,153	$349,974,538	$(590)	$(356,743,785)	$(5,164,644)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,331,533)	$(51,712,936)	$(17,665,563)
Adjustments to reconcile net loss to net cash provided by
(used) in operating activities:
Depreciation and amortization	33,051	43,052	117,590
Non-cash interest expense	298,790	327,479	87,087
Stock-based compensation	1,757,259	1,843,365	1,167,279
Changes in operating assets and liabilities:
Accounts receivable	(15,116,822)	-	-
Prepaid expenses and other assets	308,917	503,785	(1,667,139)
Accounts payable	837,477	(392,594)	845,204
Accrued expenses	2,728,985	1,676,209	4,666,196
Deferred revenue	35,050,572	-	(1,000,000)
Other non-current liabilities	314,831	347,826	91,304
Net cash provided by (used in) operating activities	12,881,527	(47,363,814)	(13,358,042)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	1,124,999	-	-
Purchases of investments	-	(1,387,022)	-
Purchases of property and equipment	(133,403)	(17,695)	-
Net cash provided by (used in) investing activities	991,596	(1,404,717)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(27,424)	(25,872)	(12,380)
Payment of withholding taxes related to restricted
stock units	(2,708)	(190,360)	(115,808)
Payment on debt obligations	(5,666,666)	-	-
Proceeds from exercise of common stock warrants	164,358	-	254,148
Proceeds from the sale of common stock and warrants, net
of costs	23,856,973	19,834,278	18,556,111
Proceeds from the issuance of notes payable and warrants	-	10,000,000	10,000,000
Payment of debt issuance costs	-	(146,115)	(209,366)
Net cash provided by financing activities	18,324,533	29,471,931	28,472,705

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	32,197,656	(19,296,600)	15,114,663

CASH AND CASH EQUIVALENTS, beginning of year	8,002,668	27,299,268	12,184,605

CASH AND CASH EQUIVALENTS, end of year	$40,200,324	$8,002,668	$27,299,268

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$1,676,954	$1,836,743	$483,306
Equipment acquired under capital lease	-	-	80,000
Issuance of warrants in connection with debt financing	-	305,196	267,820

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(1)
ORGANIZATION

Nature of Business – Palatin Technologies, Inc. (“Palatin” or “the Company”) is a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure and other cardiovascular diseases.

The Company’s primary product in development is bremelanotide for the treatment of hypoactive sexual desire disorder (“HSDD”), which is a type of female sexual dysfunction (“FSD”). The Company also has drug candidates or development programs for cardiovascular diseases, including heart failure and fibrosis, and inflammatory diseases, including inflammatory bowel disease and ocular indications.

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2017 of $356,743,785 and incurred a net loss for fiscal 2017 of $13,331,533. The Company anticipates incurring additional losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

On January 8, 2017, the Company entered into an exclusive license agreement (“License Agreement”) with AMAG for bremelanotide for North America (Note 5). The License Agreement became effective on February 2, 2017, and the Company received an upfront payment of $60,000,000 pursuant to the License Agreement on that date.

As of June 30, 2017, the Company’s cash, cash equivalents, accounts receivable and investments were $55,566,983 and current liabilities were $19,911,724, net of deferred revenue of $35,050,572. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with bremelanotide for HSDD preparatory to filing a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”), and preclinical and clinical development of our other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.

On September 6, 2017, the Company entered into a collaboration and license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd. (“Fosun”), for exclusive rights to develop and commercialize bremelanotide for FSD indications in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (Note 16).

Management believes that its existing capital resources, including the proceeds from the License Agreement with Fosun, will be adequate to fund its planned operations through at least the 2018 calendar year. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and available-for-sale investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the year ended June 30, 2017, 100% of revenues were from AMAG. For the year ended June 30, 2016, the Company had no revenues reported, and for the year ended June 30, 2015, 100% of revenues were from Gedeon Richter (Note 4).

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Palatin and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $40,019,336 and $7,782,243 in a money market account at June 30, 2017 and 2016, respectively.

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

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and notes payable. Management believes that the carrying values of cash equivalents, available-for-sale investments,  accounts receivable and accounts payable are representative of their respective fair values based on the short-term nature of these instruments. Management believes that the carrying amount of its notes payable approximates fair value based on terms of the notes.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded insured balances by the Federal Depository Insurance Company (“FDIC”).

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

Revenue Recognition – The Company has generated revenue solely through license and collaboration agreements. The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addresses the determination of whether an arrangement involving multiple deliverables contains more than one unit of accounting. A delivered item within an arrangement is considered a separate unit of accounting only if both of the following criteria are met:

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

The Company has determined that it is appropriate to recognize such revenue using the input-based proportional method during the period of Palatin’s development obligations as defined in the AMAG License Agreement. Refer to Note 5 for additional information.

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

Accrued Expenses – Third parties perform a significant portion of our development activities. We review the activities performed under all contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

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

Notes to Consolidated Financial Statements

The Company incurred $500,000 in fiscal 2017 of federal alternative minimum tax ("AMT") expense  based on federal alternative minimum taxable income attributable to the $60,000,000 initial payment from AMAG. The Company did not have a sale of New Jersey state net operating loss carryforwards during the years ended June 30, 2017 and 2016 on account that it reached the state limits on the sale of New Jersey state net operating loss carryforwards and tax credits, and therefore did not record a tax benefit. During the year ended June 30, 2015, the Company sold New Jersey state net operating loss carryforwards, which resulted in the recognition of $531,508 in tax benefits.

Net Loss per Common Share – Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants, issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that are exercisable for nominal consideration and, therefore, are to be considered in the computation of basic and diluted net loss per common share. The Series A 2012 warrants issued on July 3, 2012 to purchase up to 31,988,151 shares of common stock are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share for all periods presented in the consolidated statements of operations.

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

The Series I 2016 warrants to purchase up to 2,218,045 shares of common stock were exercisable starting at August 4, 2016 and, therefore are included in the weighted average number of common shares outstanding used in computing basic and diluted net loss per common share starting on August 4, 2016 (Note 13).

As of June 30, 2017, 2016 and 2015, there were 40,597,194, 32,167,737, and 30,212,446 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, and Series E 2015 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings), and the vesting of restricted stock units, respectively. These share amounts have been excluded from the calculation of net loss per share as the impact would be anti-dilutive.

(3)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the effect that ASU No. 2017-09 will have on its consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2020. Early adoption will be available on July 1, 2019. The Company is currently evaluating the effect that ASU No. 2016-13 will have on its consolidated financial statements and related disclosures.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard is effective for the Company on July 1, 2017. The Company is currently evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. The new guidance is effective for the Company on July 1, 2017. The new guidance may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its consolidated financial statements and related disclosures; however, at the present time the Company has recorded a valuation allowance against its deferred tax assets based on the history of losses incurred.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts. In August 2015, the FASB issued a clarification that debt issuance costs related to line-of-credit arrangements were not within the scope of the new guidance and therefore should continue to be accounted for as deferred assets in the balance sheet, consistent with existing GAAP. The Company adopted the retrospective guidance as of July 1, 2016. As a result of the adoption of ASU No. 2015 03, we made the following adjustments to the June 30, 2016 consolidated balance sheet: a $110,441 decrease to prepaid expenses and other current assets, a $83,215 decrease to other assets, a $110,441 decrease to the current portion of notes payable, net of discounts and debt issuance costs, and a $83,215 decrease to the long-term portion of notes payable, net of discounts and debt issuance costs.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern: Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The new standard was effective for the Company for its fiscal year ending June 30, 2017. The Company has adopted ASU No. 2014-15 as of June 30, 2017 without material impact on its consolidated financial statements or disclosures.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018, with early adoption permitted one year prior. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

(5)
AGREEMENT WITH AMAG

On January 8, 2017, the Company entered into the License Agreement with AMAG. Under the terms of the License Agreement, the Company granted to AMAG (i) an exclusive license in all countries of North America (“the Territory”), with the right to grant sub-licenses, to research, develop and commercialize products containing bremelanotide (each a Product, and collectively, Products), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.

Following the satisfaction of certain conditions to closing, the License Agreement became effective on February 2, 2017. On that date, AMAG paid the Company $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement, AMAG is required to reimburse the Company up to an aggregate amount of $25,000,000 for reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States related to Palatin’s development obligations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company has determined there is no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement, represent a combined unit of accounting which totals $85,000,000. The Company is recognizing revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completes its development obligations. For year ended June 30, 2017, the Company recognized $44,723,827 as license and contract revenue related to this transaction. As of June 30, 2017, $4,657,577 was received and $15,116,822 was included in accounts receivable relating to reimbursable expenses. As of June 30, 2017, there is $35,050,572 of current deferred revenue on the consolidated balance sheet related to this transaction.

In addition, pursuant to the terms of and subject to the conditions in the License Agreement, the Company will be eligible to receive from AMAG (i) up to $80,000,000 in specified regulatory milestone payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of certain annual net sales milestones for all Products in the Territory.

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

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to bremelanotide. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less a credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill upon the closing of the licensing transaction. This amount will be credited toward amounts that become due to Greenhill in the future, provided that the aggregate fee payable to Greenhill will not be less than 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement. The Company will pay Greenhill an aggregate total of 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement, including future milestone and royalty payments, after crediting the $2,500,000 that was paid to Greenhill upon entering into the License Agreement with AMAG. The Company also reimbursed Greenhill $7,263 for certain expenses incurred in connection with its advisory services.

Pursuant to the License Agreement, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of bremelanotide.

(6)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2017	2016
Clinical study costs	$657,069	$1,146,975
Insurance premiums	182,966	23,010
Other	171,186	143,856
	$1,011,221	$1,313,841

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(7)
INVESTMENTS

The following summarizes the carrying value of our available-for-sale investments, which consist of corporate debt securities:

	June 30,	June 30,
	2017	2016
Cost	$1,387,022	$1,387,022
Matured investments	(1,124,999)	-
Amortization of premium	(11,596)	(4,522)
Gross unrealized loss	(590)	(1,944)
Fair value	$249,837	$1,380,556

(8)
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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2017:
Money Market Account	$40,019,336	$40,019,336	$-	$-
June 30, 2016:
Money Market Account	$7,782,243	$7,782,243	$-	$-

(9)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2017	2016
Office equipment	$1,180,210	$1,180,210
Laboratory equipment	548,706	415,303
Leasehold improvements	751,226	751,226
	2,480,142	2,346,739
Less: Accumulated depreciation and amortization	(2,281,989)	(2,248,938)
	$198,153	$97,801

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The aggregate cost of assets acquired under capital leases was $146,115 as of June 30, 2017 and 2016. Accumulated amortization associated with assets acquired under capital leases was $106,115 as of June 30, 2017 and $90,115 as of June 30, 2016.

(10)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2017	2016
Clinical study costs	$9,138,827	$6,983,581
Other research related expenses	217,307	69,609
Professional services	434,768	231,482
Other	730,196	483,061
	$10,521,098	$7,767,733

(11)
NOTES PAYABLE:

Notes payable consist of the following:

	June 30,	June 30,
	2017	2016
Notes payable under venture loan	$14,333,334	$20,000,000
Unamortized related debt discount	(143,524)	(324,799)
Unamortized debt issuance costs	(83,215)	(193,656)
Notes payable	14,106,595	19,481,545

Less: current portion	7,824,935	5,374,951

Long-term portion	$6,281,660	$14,106,594

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at June 30, 2017 and June 30, 2016. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at June 30, 2017 and June 30, 2016. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of June 30, 2017, the Company was in compliance with all of its loan covenants. Scheduled future principal payments related to notes payable as of June 30, 2017 are as follows:

Year Ending June 30,
2018	$8,000,000
2019	6,000,000
2020	333,334
14,333,334
Less: Unamortized debt discount and issuance costs	(226,739)
Net	$14,106,595

(12)
COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company currently leases facilities under two non-cancelable operating leases. The lease on our corporate offices was renewed effective July 1, 2015 and expires on June 30, 2020 and in June 2016 we entered into a lease for approximately 1,700 square feet of laboratory space which expires in August 2018. Future minimum lease payments under these leases are as follows:

Year Ending June 30,
2018	280,923
2019	232,000
2020	221,344
$734,267

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

For the years ended June 30, 2017, 2016 and 2015, rent expense was $261,580, $256,642, and $222,215, respectively.

Capital Leases – The Company has acquired certain of its equipment under leases classified as capital leases. Scheduled future payments related to capital leases as of June 30, 2017 are as follows:

Year Ending June 30,
2018	$14,568
Amount representing interest	(244)
Net	$14,324

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2017, 2016 and 2015, Company contributions were $199,264, $138,184, and $147,203, respectively.

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

(13)
STOCKHOLDERS’ DEFICIENCY

Series A Convertible Preferred Stock – As of June 30, 2017, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2017, the Series A Conversion Price was $6.65, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 15.0 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2017. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Financing Transactions – On December 6, 2016, the Company closed on an underwritten public offering of units, with each unit consisting of a share of common stock and a Series J warrant to purchase 0.50 of a share of common stock. Gross proceeds of the offering were $16,500,000, with net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of $15,386,076. The Company issued 25,384,616 shares of common stock and Series J warrants to purchase 12,692,310 shares of common stock at an initial exercise price of $0.80 per share, which warrants are exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series J warrants are subject to a limitation on their exercise if the holder and its affiliates would beneficially own more than 9.99%, or 4.99% for certain holders, of the total number of the Company’s shares of common stock following such exercise.

On August 4, 2016, the Company closed on an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering had the opportunity to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds of the offering were $9,225,000, with net proceeds to the Company, after deducting offering expenses, of $8,470,897. The Company issued 11,481,481 shares of common stock and ten-year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.

The Series I warrants were exercisable immediately upon issuance and were exercised during the year ended June 30, 2017. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to a limitation on their exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of the Company's shares of common stock following such exercise.

On July 2, 2015, the Company closed on a private placement of Series E warrants to purchase 21,917,808 shares of common stock and Series F warrants to purchase 2,191,781 shares of common stock. Certain funds managed by QVT Financial LP (“QVT”) invested $5,000,000 and another accredited investment fund invested $15,000,000. The funds paid $0.90 for each Series E warrant and $0.125 for each Series F warrant, resulting in gross proceeds to the Company of $20,000,000, with net proceeds, after deducting estimated offering expenses, of approximately $19,834,278.

The Series E warrants, which may be exercised on a cashless basis, are exercisable immediately upon issuance at an initial exercise price of $0.01 per share and expire on the tenth anniversary of the date of issuance. The Series E warrants are subject to a limitation on their exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of Palatin's shares of common stock following such exercise. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to the same beneficial ownership limitation as the Series E warrants.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Outstanding Stock Purchase Warrants – As of June 30, 2017, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common	Exercise Price per	Latest Termination
Stock	Share	Date
6,732,307	0.01	September 27, 2022
666,666	0.75	December 23, 2019
11,513,514	0.01	December 23, 2024
2,191,781	0.91	July 2, 2020
549,450	0.91	July 2, 2020
16,917,808	0.01	July 2, 2025
10,274,646	0.70	August 4, 2021
25,000	0.70	August 4, 2021
12,692,310	0.80	December 6, 2021
61,563,482

During the year ended June 30, 2017, the Company issued 38,141,991 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share, and during the year ended June 30, 2017, the Company received $164,358 and issued 16,435,811 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of June 30, 2017, there were 35,163,629 warrants outstanding at an exercise price of $0.01 per share.

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

On October 31, 2016, in connection with a contract for financial advisory services, we issued to each of PSL Business Development Consulting and SARL Avisius, or their permitted designees, as partial consideration for services, a warrant to purchase up to 12,500 shares of the Company’s common stock at an exercise price of $0.70 per share. The warrants are exercisable at any time, and expire on August 4, 2021. The Company recorded stock-based compensation related to these stock warrants of $6,885 for the year ended June 30, 2017.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants and other stock-based awards to employees, non-employee directors and consultants for up to 22,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2017, 6,525,778 shares were available for grant under the 2011 Stock Incentive Plan.

The Company also has outstanding options that were granted under the 2005 Stock Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes option activity and related information for the years ended June 30, 2017, 2016 and 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - July 1, 2014	4,241,973	$1.63	7.7

Granted	975,800	1.06
Forfeited	(78,810)	1.92
Expired	(8,733)	36.47

Outstanding - June 30, 2015	5,130,230	1.46	7.3

Granted	355,000	0.54
Forfeited	(170,550)	0.80
Expired	(52,940)	22.53

Outstanding - June 30, 2016	5,261,740	1.21	6.2

Granted	4,119,000	0.46
Forfeited	(410,388)	1.12
Expired	(43,220)	22.59

Outstanding - June 30, 2017	8,927,132	$0.76	7.5	$-

Exercisable at June 30, 2017	4,297,394	$1.02	5.3	$-

Expected to vest at June 30, 2017	3,446,101	$0.54	9.5	$-

For the years ended June 30, 2017, 2016 and 2015, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2017, 2016 and 2015 were as follows:

	2017	2016	2015

Risk-free interest rate	1.7%	1.4%	1.9%
Volatility factor	75.0%	73.5%	83.4%
Dividend yield	0%	0%	0%
Expected option life (years)	6.2	5.7	6.1
Weighted average grant date fair value per share	$0.27	$0.35	$0.76

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2017, 2016 and 2015 the Company recorded stock-based compensation related to stock options of $547,953, $529,454 and $572,609, respectively. As of June 30, 2017, there was $1,017,672 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.86 years.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In June 2017, the Company granted 1,797,000 options to its executive officers, 780,000 options to its employees and 378,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $445,533, $194,689 and $89,220, respectively, over the vesting period.

In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The remaining 233,000 options granted to its executive officers vest 12 months from the date of grant, and the Company is amortizing the fair value of these options of $67,160 over this vesting period.

In June 2016, the Company granted 262,500 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company amortized the fair value of these options of $81,435, over the vesting period.

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

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015
Outstanding at beginning of year	2,665,768	1,028,017	957,150
Granted	3,192,000	2,302,500	785,800
Forfeited	(68,751)	(2,563)	(9,100)
Vested	(579,400)	(662,186)	(705,833)
Outstanding at end of year	5,209,617	2,665,768	1,028,017

For the years ended June 30, 2017, 2016 and 2015 the Company recorded stock-based compensation related to restricted stock units of $1,202,421, $1,297,724 and $594,670, respectively.

In June 2017, the Company granted 1,140,000 restricted stock units to its executive officers, 780,000 restricted stock units to its employees and 378,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $421,800, $288,600, and $139,860, respectively, over the vesting period.

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

In June 2016, the Company granted 262,500 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company amortized the fair value of these options of $131,250, over the vesting period.

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

In connection with the vesting of restricted share units during the years ended June 30, 2017, 2016 and 2015, the Company withheld 75,993, 123,483 and 174,568 shares with aggregate values of $27,088, $58,401 and $164,136, respectively, in satisfaction of minimum tax withholding obligations.

(14)
INCOME TAXES

For fiscal 2017, the Company incurred $500,000 of federal AMT expense based on federal alternative minimum taxable income attributable to the $60,000,000 initial payment from AMAG. For fiscal 2016 the Company had no income tax expense because of operating losses or a tax benefit from the sale of New Jersey state net operating loss carryforwards on account that it reached the state limits on the sale of New Jersey state net operating loss carryforwards and tax credits. In fiscal 2015 the Company recorded an income tax benefit of $531,508 for amounts recognized for the sale of New Jersey state net operating loss carryforwards and tax credits.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for AMT credit carryforwards, net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2017, the Company had state net operating loss carryforwards of approximately $111,000,000, which will expire, if not utilized, between 2017 and 2037, federal net operating loss carryforwards of approximately $278,000,000, federal research and development credits of approximately $11,900,000, which expire, if not utilized, between 2020 and 2037, and AMT credits of $500,000, which can be carried forward indefinitely if not utilized.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Tax Reform Act of 1986 (the “Act”) provides for limitation on the use of these net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. Since its inception, the Company has completed several financings and sales of common stock which has resulted in multiple ownership changes defined by Section 382 of the Act. Accordingly, the Company’s ability to utilize the aforementioned carryforwards are subject to limitation under Section 382. The Company does have adequate levels of available net operating loss carryforwards that are not subject to limitation under Section 382 to offset taxable income during the tax year ended June 30, 2017. If the Company undergoes a future ownership change or as it completes its Section 382 limitation assessment, any unutilized carryforwards that were not previously subject to a Section 382 limitation may become subject to limitation which may result in a significant limitation and loss of net operating loss carryforwards. Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2017	2016
Net operating loss carryforwards	$103,845,000	$114,081,000
Research and development and AMT tax credits	12,360,000	9,965,000
Basis difference in deferred revenue	14,318,000	-
Basis differences in fixed assets and other	1,510,000	1,491,000
	132,033,000	125,537,000
Valuation allowance	(132,033,000)	(125,537,000)
Net deferred tax assets	$-	$-

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period from July 1, 2014 through June 30, 2017. On the basis of these considerations, the Company continued to recognize a full valuation allowance against its net deferred tax assets as of June 30, 2017 and 2016.

The deferred tax asset related to deferred revenue is attributable to the AMAG arrangement at June 30, 2017 at a combined incremental tax rate of approximately 40%.

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2017, 2016 or 2015. As of June 30, 2017 and 2016, the Company had no liabilities for uncertain income tax matters.

(15)
CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2017 and 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2017	2017	2016	2016
	(amounts in thousands, except per share data)
Revenues	$33,900	$10,824	$-	$-
Operating expenses	19,581	13,836	9,441	12,435
Other expense, net	(504)	(552)	(588)	(618)
Income (loss) before income taxes	13,815	(3,564)	(10,029)	(13,053)
Income taxes	(500)	-	-	-
Net income (loss)	$13,315	$(3,564)	$(10,029)	$(13,053)
Basic net income (loss) per common share	$0.07	$(0.02)	$(0.06)	$(0.08)
Diluted net income (loss) per common share	$0.07	$(0.02)	$(0.06)	$(0.08)
Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	196,874,145	196,580,519	177,798,511	165,848,269
Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	197,948,721	196,580,519	177,798,511	165,848,269

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
	(amounts in thousands, except per share data)
Revenues	$-	$-	$-	$-
Operating expenses	12,738	12,086	12,628	11,798
Other expense, net	(618)	(611)	(622)	(612)
Loss before income taxes	(13,356)	(12,697)	(13,250)	(12,410)
Income taxes	-	-	-	-
Net loss	$(13,356)	$(12,697)	$(13,250)	$(12,410)
Basic and diluted net loss per common share	$(0.09)	$(0.08)	$(0.08)	$(0.08)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	156,841,053	156,744,867	156,456,801	156,176,618

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(16)
SUBSEQUENT EVENTS

Licensing Agreement – On September 6, 2017, the Company entered into a collaboration and license agreement with Fosun, for exclusive rights to commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R.

Under the terms of the agreement, Palatin will receive an upfront payment of $5.0 million and a $7.5 million milestone payment when regulatory approval in China is obtained. Palatin has the potential to receive up to $92.5 million in sales related milestones payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

Outstanding Common Stock – Between July 1, 2017 and September 21, 2017, the Company issued 7,091,736 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of September 21, 2017, warrants with an exercise price of $0.01 per share to purchase 16,472,412 shares of common stock are outstanding, all of which include cashless exercise provisions.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2017, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 8, 2017, except for Anthony M. Manning, Ph.D., who was appointed to the board of directors on September 7, 2017.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	55	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	63	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	71	Director
J. Stanley Hull (1) (2)	65	Director
Alan W. Dunton, M.D. (1) (2)	63	Director
Angela Rossetti (1) (3)	64	Director
Arlene M. Morris (2) (3)	65	Director
Anthony M. Manning	55	Director

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

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Mr. Prendergast has served as a member of the board, he does not, and has not, served in a management or operational role with the company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and executive chairman of the board of directors of Antyra, Inc., a privately held biopharmaceutical firm, and a director of Heat Biologics, Inc., a publicly traded clinical stage immunotherapy company. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

ALAN W. DUNTON, M.D., has been a director of Palatin since June 2011. Since November 2015, he has been senior vice president of research and development for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. He founded Danerius, LLC, a biotechnology consulting company, in 2006. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded company Oragenics, Inc. He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive and officer for both large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ANGELA ROSSETTI has been a director of Palatin since June 2013. From June 2015 through July 2017, she served as Executive Vice President of Cell Machines, Inc., an early stage biopharmaceutical company developing and novel protein therapies. Previously, Ms. Rossetti served in pharmaceutical marketing, communications and financial roles, including as Vice President at Pfizer Inc., where she led a global commercial medicine team for smoking cessation, and as an Assistant Vice President at Wyeth, managing a global hemophilia business. Previously, she was President of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors, and served on the Biotech and Pharmaceutical Advisory Board of Danske Capital for six years. Ms. Rossetti also serves as chair of the board of directors of Viramal Limited, a privately held London-based emerging pharmaceutical company. Ms. Rossetti graduated from a joint program of the Albert Einstein College of Medicine and Benjamin N. Cardozo School of Law with an M.S.in Bioethics in 2014, has an M.B.A. in Finance from Columbia University Graduate School of Business and a B.A. in Biology from the University of Pennsylvania, and is an adjunct Assistant Professor at New York Medical College.

Ms. Rossetti has extensive experience in worldwide development and marketing of specialty pharmaceuticals, including prefilled syringe products, in communications and development of commercialization plans and in pharmaceutical and biotechnology finance.

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC. From April 2012 until May 2015 she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly traded female healthcare medical device company, Dimension Therapeutics, Inc., a publicly traded gene therapy company, and Neovacs, SA, a French publicly traded biotechnology company, and was a director of Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, current senior management and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D., has been a director of Palatin since September 2017. Since 2013, he has been senior vice president of research at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing therapeutics for autoimmune indications, biosimilars and generic versions of complex drugs. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development and business strategy.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2017, the board met six times, the audit committee met four times, the compensation committee met three times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 8, 2017.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	55	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	60	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, has been Executive Vice President, Secretary, Treasurer and Chief Financial Officer since 1997 and was Executive Vice President of Operations from 2005 until June 2011, when he was appointed Chief Operating Officer and Executive Vice President. Mr. Wills is currently a member of the board of directors of MediWound Ltd., an Israeli biopharmaceutical company publicity traded on Nasdaq. Mr. Wills served as executive chairman and interim principal executive officer of Derma Sciences, Inc. (“Derma”), a publicly-held company providing advanced wound care products, from December 2015 until February 2017 when Derma was acquired by Integra LifeSciences Holding Corporation. Mr. Wills also served as the lead director of Derma until December 2015 and as Derma’s chief financial officer from 1997 to 2000. Mr. Wills serves on the board of trustees and executive committee of The Hun School of Princeton, and from 1991 to 2000 he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2017.

Item 11. Executive Compensation.

Fiscal 2017 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for our fiscal years ended June 30, 2017 and 2016. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2)($)	All other compensation (3)($)	Total ($)
Carl Spana, Ph.D.,	2017	476,400	368,050	367,368	458,000	13,250	1,683,068
Chief Executive Officer	2016	476,400	354,250	-	101,000(4)	13,598	945,248
and President

Stephen T. Wills,	2017	435,200	338,330	336,570	438,000	13,250	1,561,350
MST, CPA, Chief Financial Officer,	2016	435,200	327,000	-	92,000(4)	13,568	867,768
Chief Operating Officer and
Executive Vice President

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. For a description of the assumptions we used to calculate these amounts, see Note 13 to the consolidated financial statements included in this Annual Report.

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

The compensation committee awarded performance-based bonuses to our named executive officers for fiscal 2017 and fiscal 2016, which were paid in July 2017 and September 2016, respectively, based on results of operations, including clinical trial operations and our financial condition.

Stock Option and Restricted Stock Unit Grants

On December 8, 2015, we granted 325,000 performance-based restricted stock units and 325,000 non-performance-based restricted stock units to Dr. Spana and 300,000 performance-based restricted stock units and 300,000 restricted stock units to Mr. Wills. The performance-based restricted stock units vest during the performance period, ending December 31, 2017, if and upon the earlier of: (i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or (ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. The performance-based restricted stock units were deemed vested as of February 2, 2017, the effective date of our license agreement with AMAG Pharmaceuticals, Inc. for North American rights to develop and commercialize bremelanotide for FSD. The non-performance-based restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant.

On June 20, 2017, we granted 595,000 restricted stock units to Dr. Spana and 545,000 restricted stock units to Mr. Wills, which vest as to 50% on each anniversary of the grant date. We also granted 938,000 stock options to Dr. Spana and 859,000 stock options to Mr. Wills, which vest as to 25% on each anniversary of the grant date. These options have an exercise price of $0.37, the fair market value of the common stock on the date of grant, and they expire on June 20, 2027.

On September 7, 2016, we granted 290,000 restricted stock units to Dr. Spana and 268,000 restricted stock units to Mr. Wills, which vest as to 182,500 restricted stock units for Dr. Spana and 168,000 restricted stock units for Mr. Wills on September 7, 2017 and the remaining restricted stock units of 107,500 and 100,000 for Dr. Spana and Mr. Wills, respectively on September 7, 2018. We also granted 432,000 options to Dr. Spana and 396,000 options to Mr. Wills, which vest as to 199,500 options for Dr. Spana and 182,250 options to Mr. Wills on September 7, 2017 and the remaining options of 232,500 and 213,750 for Dr. Spana and Mr. Wills, respectively, as to 33% on September 7, 2018, 2019 and 2010. These options have an exercise price of $0.68 and expire on September 7, 2026.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2017, the end of our fiscal year.

		Option awards (1)				Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)
Carl Spana	03/26/08	28,125	-	2.80	03/26/18
	03/26/08	4,687	-	5.00	03/26/18
	03/26/08	4,688	-	6.60	03/26/18
	07/01/08	25,000	-	1.80	07/01/18
	07/01/09	25,000	-	2.80	07/01/19
	06/22/11	300,000	-	1.00	06/22/21
	07/17/12	150,000	-	0.72	07/17/22
	06/27/13	275,000	-	0.62	06/27/23
	06/25/14	131,250	43,750	1.02	06/25/24
	06/11/15	150,000	150,000	1.08	06/11/25
	09/07/16	-	432,000	0.68	09/07/26
	06/20/17	-	938,000	0.37	06/20/27
	12/08/15					162,500	69,875
	09/07/16					290,000	124,700
	06/20/17					595,000	255,850
	Total Stock Awards					1,047,500	$450,425

Stephen T. Wills	03/26/08	22,500	-	2.80	03/26/18
	03/26/08	3,750	-	5.00	03/26/18
	03/26/08	3,750	-	6.60	03/26/18
	07/01/08	20,000	-	1.80	07/01/18
	07/01/09	20,000	-	2.80	07/01/19
	06/22/11	250,000	-	1.00	06/22/21
	07/17/12	135,000	-	0.72	07/17/22
	06/27/13	250,000	-	0.62	06/27/23
	06/25/14	112,750	37,500	1.02	06/25/24
	06/11/15	135,000	135,000	1.08	06/11/25
	09/07/16	-	396,000	0.68	09/07/26
	06/20/17	-	859,000	0.37	06/20/27
	12/08/15					150,000	64,500
	09/07/16					268,000	115,240
	06/20/17					545,000	234,350
	Total Stock Awards					963,000	$414,090

(1)
Stock option vesting schedules: all options granted on or before June 27, 2013 have fully vested. Options granted after June 27, 2013 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below.

(2)
Time-based stock award vesting schedule: stock awards consist of restricted stock units granted December 8, 2015, as to 162,500 shares for Dr. Spana and 150,000 shares for Mr. Wills, which will vest in equal amounts over a two year period, provided that the named executive officer remains an employee; restricted stock units granted on September 7, 2016, as to 182,500 shares for Dr. Spana and 168,000 shares for Mr. Wills vested on September 7, 2017, the remaining shares of 107,500 and 100,000 for Dr. Spana and Mr. Wills, respectively, vest on September 7, 2018, provided that the named executive officer remains an employee; restricted stock units granted on June 20, 2017, as to 595,000 shares for Dr. Spana and 545,000 shares for Mr. Wills, which will vest in equal amounts over a two year period, provided that the named executive officer remains an employee. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

 (3)
Calculated by multiplying the number of restricted stock units by $0.43, the closing market price of our common stock on June 30, 2017, the last trading day of our most recently completed fiscal year.

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

Severance Compensation After Death or Disability. In the event of the executive’s death or disability, we will provide lump sum severance pay equal to 24 months (for Dr. Spana) or 18 months (for Mr. Wills) of base pay, as well as the opportunity for COBRA benefits as described above under “Termination Without Severance Compensation.”

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

Definitions. Under the employment agreements, a “change in control,” “cause” and “good reason” are defined as follows:

A “change in control” occurs when:

(a)
any person or entity acquires more than 50% of the voting power of our outstanding securities;

(b)
the individuals who, during any twelve month period, constitute our board of directors cease to constitute at least a majority of the board of directors;

(c)
the consummation of a merger or consolidation; or

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2017, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	95,000	39,960	25,491	160,451
Robert K. deVeer, Jr.	58,750	19,980	12,746	91,476
J. Stanley Hull	52,500	19,980	12,746	85,226
Alan W. Dunton, M.D.	58,750	19,980	12,746	91,476
Angela Rossetti	50,000	19,980	12,746	82,726
Arlene Morris	50,000	19,980	12,746	82,726

(1)
The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2017 for each director was:

	Option awards	Stock awards
Dr. Prendergast	492,750	208,000
Mr. deVeer	276,500	104,000
Mr. Hull	273,000	104,000
Dr. Dunton	204,000	94,000
Ms. Rossetti	156,500	84,000
Ms. Morris	115,500	74,000

(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. For a description of the assumptions we used to calculate these amounts, see Note 13 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 20, 2017 for our current fiscal year ending June 30, 2018.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 20, 2017, as the annual equity grant for our current fiscal year ending June 30, 2018, the Chairman of the board received 108,000 restricted stock units which vest on June 20, 2018, and an option to purchase 108,000 shares of common stock, and each other serving non-employee director received 54,000 restricted stock units which vest on June 20, 2018, and an option to purchase 54,000 shares of common stock. All of the options have an exercise price of $0.37 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2017, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

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

On June 9, 2016, as the annual equity grant for our current fiscal year ending June 30, 2017, the Chairman of the board received 75,000 restricted stock units which vested on June 9, 2017, and an option to purchase 75,000 shares of common stock, and each other serving non-employee director received 37,500 restricted stock units which vest on June 9, 2017, and an option to purchase 37,500 shares of common stock. All of the options have an exercise price of $0.50 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2016, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for our fiscal year ended June 30, 2017 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $12,500, the chairperson of the compensation committee received an additional annual retainer of $12,500 and the chairperson of the corporate governance committee received an additional annual retainer of $7,500. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2018, Dr. Prendergast serves as Chairman of the board and will received an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $15,000, the chairperson of the compensation committee will receive an additional annual retainer of $15,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2017:

Equity Compensation Plan Information
as of June 30, 2017

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	14,136,749(1)	$0.76(2)	6,525,778
Equity compensation plans not approved by security holders	25,000(3)	$0.70	-
Total	14,161,749		6,525,778

(1)
Consists of 8,592,162 options and 5,209,617 restricted stock units granted under our 2011 Stock Incentive Plan and 334,970 options granted under our 2005 Stock Plan. Our 2005 Stock Plan has terminated, but termination does not affect awards that are currently outstanding under this plan. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 5,209,617 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 20, 2021, subject to the fulfillment of service conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)
Consists of two warrants to purchase 12,500 shares at $0.70 per share issued in connection with a contract for financial advisory services.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 21, 2017, of:

●
each director, each of the named executive officers, and all current directors and officers as a group; and

●
all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 21, 2017. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 15 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 21, 2017, on which date 179,045,453 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 60,592 shares of common stock, were outstanding.

The address for all members of our management and directors is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	2,704,852(1)	1.5%	*
Common	Stephen T. Wills	2,477,239(2)	1.4%	*
Common	John K.A. Prendergast, Ph.D.	613,517(3)	*	*
Common	Robert K. deVeer, Jr.	368,060(4)	*	*
Common	J. Stanley Hull	339,000(5)	*	*
Common	Alan W. Dunton, M.D.	268,020(6)	*	*
Common	Angela Rossetti	208,000(7)	*	*
Common	Arlene M. Morris	143,000(8)	*	*
Common	Anthony M. Manning, Ph.D.	0	*	*

	All current directors and executive officers as a group (nine persons)	7,121,688(9)	3.9%	1.1%
*Less than one percent.

(1)
Includes 1,293,250 shares of common stock underlying outstanding options and 670,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)
Includes 1,134,750 shares of common stock underlying outstanding options and 618,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)
Includes 416,750 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)
Includes 238,500 shares of common stock underlying outstanding options and 25,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)
Includes 235,000 shares of common stock underlying outstanding options and 25,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)
Includes 168,000 shares of common stock underlying outstanding options and 20,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)
Includes 120,500 shares of common stock underlying outstanding options and 15,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)
Consists of 75,500 shares of common stock underlying outstanding options and 10,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions provision for delivery after the grantee’s separation from service or a defined changed in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)
Includes 5,115,250 shares of common stock underlying outstanding options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power

Common	QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036	19,394,939(2)	9.9%	2.4%
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*
*Less than one percent.

(1) Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2) QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund V LP (Fund V) and other private investment funds (collectively, the “Funds”). The information contained herein with respect to the Funds is based on information included in filings by QVT Financial and the Funds with the SEC. Based on a Form 13F filed by QVT Financial on August 14, 2017 for the period ending June 30, 2017, the Funds beneficially own in the aggregate 19,394,939 shares of common stock, including 15,098,092 shares of common stock underlying outstanding warrants. QVT Financial has the power to direct the vote and disposition of the common stock held by the Funds, and accordingly QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 19,394,939 shares of common stock, consisting of the shares beneficially owned by the Funds.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Funds may be deemed to beneficially own the aggregate number of shares of common stock beneficially owned by the Funds, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 19,394,939 shares of common stock.

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

Item 14. Principal Accountant Fees and Services.

KPMG LLP (“KPMG”), served as our independent registered public accounting firm for fiscal 2017 and fiscal 2016.

Audit Fees. For fiscal 2017, KPMG billed us a total of $382,600 for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings. For fiscal 2016, the total billed for the same services was $235,500.

Audit-Related Fees. For fiscal 2017 and 2016, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2017, KPMG billed us a total of $208,651 for professional services rendered for tax compliance and IRC Section 382 services. For fiscal 2016, KPMG billed us $16,000 for professional services rendered for tax compliance.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2017 and 2016.

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

— Consolidated Statements of Comprehensive Loss

— Consolidated Statements of Stockholders’ (Deficiency) Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

    2.
Financial statement schedules: None.

    3.
List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Bylaws of Palatin Technologies, Inc.		10-Q	February 8, 2008	001-15543
4.1	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.2	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.3	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.4	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.5	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.6	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.7	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.9	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.1	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.1	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.		10-Q	February 10, 2017	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	Employment Agreement, effective as of July 1, 2016, between Carl Spana and Palatin Technologies, Inc.		8-K	June 13, 2016	001-15543
10.12†	Employment Agreement, effective as of July 1, 2016, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 13, 2016	001-15543
10.13	Underwriting Agreement, dated February 24, 2011, by and between Roth Capital Partners, LLC and Palatin Technologies, Inc.		8-K	February 24, 2011	001-15543
10.14†	2011 Stock Incentive Plan, as amended.		8-K	June 8, 2017	001-15543
10.15†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.16†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.17†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.18†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.19†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.20†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.21†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.22†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.23†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.24	Form of Indenture.		S-3	August 3, 2015	333-206047
10.25	Letter Agreement, dated October 7, 2011, between Biotechnology Value Fund, L.P. and Palatin Technologies, Inc.		8-K	October 7, 2011	001-15543
10.26	Securities Purchase Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.27	Registration Rights Agreement, dated December 23, 2014, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	December 30, 2014	001-15543
10.28	Placement Engagement Letter, dated December 22, 2014, by and between Palatin Technologies, Inc. and Piper Jaffray & Co.		8-K	December 30, 2014	001-15543
10.29
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
			8-K	July 7, 2015	001-15543
10.3	Securities Purchase Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.31	Registration Rights Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and the investors named therein.		8-K	July 7, 2015	001-15543
10.32	Underwriting Agreement, dated August 1, 2016, by and between Palatin Technologies, Inc. and Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters named therein.		8-K	August 2, 2016	001-15543
10.33††	License, Co-Development and Commercialization Agreement, dated August 29, 2014, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K/A	October 9, 2014	001-15543
10.34	Termination Agreement, dated September 16, 2015, by and between Chemical Works of Gedeon Richter Plc. and Palatin Technologies, Inc.		10-K	September 18, 2015	001-15543
10.35††	Commercial Supply Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-K	September 19, 2016	001-15543
10.36††	Manufacturing Preparation and Services Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-K	September 19, 2016	001-15543
10.37	Underwriting Agreement, dated December 1, 2016, by and between Palatin Technologies, Inc. and Canaccord Genuity Inc., on behalf of itself and as representative of the underwriters named therein.		8-K	December 1, 2016	001-15543
10.38††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
21	Subsidiaries of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Management contract or compensatory plan or arrangement.
†† Confidential treatment granted as to certain portions, which portions are omitted and filed separately with the SEC.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By:	/s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: September 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 25, 2017
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 25, 2017
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 25, 2017
John K. A. Prendergast

/s/ Robert K. deVeer, Jr,	Director	September 25, 2017
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 25, 2017
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 25, 2017
Alan W. Dunton

/s/ Angela Rossetti	Director	September 25, 2017
Angela Rossetti

/s/ Arlene M. Morris	Director	September 25, 2017
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 25, 2017
Anthony M. Manning