Form 10-Q
period 2017-09-30
PALATIN TECHNOLOGIES INC
filed 2017-11-13
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or
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

As of November 9, 2017, 190,310,236 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

PALATIN TECHNOLOGIES, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

In this Quarterly Report on Form 10-Q, references to “we”, “our”, “us” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Statements in this Quarterly Report on Form 10-Q, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements”, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical statements contained in this Quarterly Report on Form 10-Q, including, without limitation, the following are forward looking statements:

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
●
our expectations regarding completion of required clinical trials and studies and validation of methods and controls used to manufacture bremelanotide for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”), which is a type of female sexual dysfunction (“FSD”);
●
our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for HSDD in the United States and Europe;
●
our expectation regarding performance of our exclusive licensee of bremelanotide for North America, AMAG Pharmaceuticals, Inc. (“AMAG”) and our exclusive licensee of bremelanotide for the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R., Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd.;
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

Such forward-looking statements involve risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any results expressed or implied by such forward-looking statements. Our future operating results are subject to risks and uncertainties and are dependent upon many factors, including, without limitation, the risks identified in this report, in our Annual Report on Form 10-K for the year ended June 30, 2017, and in our other Securities and Exchange Commission (“SEC”) filings.

We expect to incur losses in the future as a result of spending on our planned development programs and results may fluctuate significantly from quarter to quarter.

Palatin Technologies® is a registered trademark of Palatin Technologies, Inc.

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$39,708,573	$40,200,324
Available-for-sale investments	249,969	249,837
Accounts receivable	9,389,722	15,116,822
Prepaid expenses and other current assets	939,985	1,011,221
Total current assets	50,288,249	56,578,204

Property and equipment, net	193,037	198,153
Other assets	56,916	56,916
Total assets	$50,538,202	$56,833,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$2,033,638	$1,551,367
Accrued expenses	9,384,423	10,521,098
Notes payable, net of discount and debt issuance costs	7,857,231	7,824,935
Capital lease obligations	7,214	14,324
Deferred revenue	20,160,381	35,050,572
Total current liabilities	39,442,887	54,962,296

Notes payable, net of discount and debt issuance costs	4,305,241	6,281,660
Other non-current liabilities	814,396	753,961
Total liabilities	44,562,524	61,997,917

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of September 30, 2017 and June 30, 2017	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 184,393,007 shares as of September 30, 2017 and 160,515,361 shares as of June 30, 2017, respectively	1,843,930	1,605,153
Additional paid-in capital	350,276,851	349,974,538
Accumulated other comprehensive loss	(153)	(590)
Accumulated deficit	(346,144,990)	(356,743,785)
Total stockholders’ equity (deficiency)	5,975,678	(5,164,644)
Total liabilities and stockholders’ equity (deficiency)	$50,538,202	$56,833,273

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2017	2016

REVENUES:
License and contract revenue	$26,941,508	$-

OPERATING EXPENSES:
Research and development	14,163,097	11,226,084
General and administrative	1,544,575	1,209,346
Total operating expenses	15,707,672	12,435,430

Income (Loss) from operations	11,233,836	(12,435,430)

OTHER INCOME (EXPENSE):
Interest income	51,726	6,645
Interest expense	(456,677)	(623,985)
Total other expense, net	(404,951)	(617,340)

Income (Loss) before income taxes	10,828,885	(13,052,770)
Income tax expense	(225,255)	-

NET INCOME (LOSS)	$10,603,630	$(13,052,770)

Basic net income (loss) per common share	$0.05	$(0.08)

Diluted net income (loss) per common share	$0.05	$(0.08)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	197,112,400	165,848,269

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	201,360,736	165,848,269

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,
	2017	2016

Net income (loss)	$10,603,630	$(13,052,770)

Other comprehensive loss:
Unrealized gain (loss) on available-for-sale investments	437	(577)

Total comprehensive income (loss)	$10,604,067	$(13,053,347)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,603,630	$(13,052,770)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,616	7,630
Non-cash interest expense	56,182	82,266
Stock-based compensation	421,871	403,208
Changes in operating assets and liabilities:
Accounts receivable	5,727,100	-
Prepaid expenses and other assets	71,236	312,160
Accounts payable	482,271	445,537
Accrued expenses	(1,112,295)	5,116,857
Deferred revenue	(14,890,191)	-
Other non-current liabilities	60,435	86,184
Net cash provided by (used in) operating activities	1,434,855	(6,598,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,500)	-
Net cash used in investing activities	(9,500)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(7,110)	(6,707)
Payment of withholding taxes related to restricted
stock units	(24,380)	-
Payment on notes payable obligations	(2,000,000)	(1,000,000)
Proceeds from the exercise of warrants	114,384	-
Proceeds from the sale of common stock and
warrants, net of costs	-	8,470,897
Net cash (used in) provided by financing activities	(1,917,106)	7,464,190

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(491,751)	865,262

CASH AND CASH EQUIVALENTS, beginning of period	40,200,324	8,002,668

CASH AND CASH EQUIVALENTS, end of period	$39,708,573	$8,867,930

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$340,365	$457,800
Unrealized gain (loss) on available-for-sale investments	437	(577)
Non-cash equity financing costs in accounts payable	-	21,029
Non-cash equity financing costs in accrued expenses	-	65,000

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(1)
ORGANIZATION:

Nature of Business – Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company developing targeted, receptor-specific peptide therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s programs are based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The melanocortin system is involved in a large and diverse number of physiologic functions, and therapeutic agents modulating this system may have the potential to treat a variety of conditions and diseases, including sexual dysfunction and inflammation-related diseases. The natriuretic peptide receptor system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of heart failure and other cardiovascular diseases.

The Company’s primary product in development is bremelanotide for the treatment of hypoactive sexual desire disorder (“HSDD”), which is a type of female sexual dysfunction (“FSD”). The Company also has drug candidates or development programs for cardiovascular diseases, including heart failure and fibrosis, and inflammatory diseases, including inflammatory bowel disease and ocular indications.

Key elements of the Company’s business strategy include using its technology and expertise to develop and commercialize therapeutic products; entering into alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale and distribution of product candidates that the Company is developing; and partially funding its product candidate development programs with the cash flow generated from its relationships with third parties.

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2017 of $346,144,990 and had net income for the three months ended September 30, 2017 of $10,603,630. The Company anticipates incurring losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

On September 6, 2017, the Company entered into a license agreement with Fosun for exclusive rights to develop and commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (“License Agreement with Fosun”) (Note 6).

As of September 30, 2017, the Company’s cash, cash equivalents, accounts receivable and investments were $49,348,264 and current liabilities were $19,282,506, net of deferred revenue of $20,160,381. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies with bremelanotide for HSDD preparatory to filing a New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”), and preclinical and clinical development of the Company’s other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.

Management believes that its existing capital resources will be sufficient to fund its planned operations through at least the 2018 calendar year. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, accounts receivable and investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three months ended September 30, 2017, the Company reported $21,941,508 in license and contract revenue related to a license agreement with AMAG for bremelanotide for North America (“License Agreement with AMAG”) (Note 5), of which $4,889,722 was included in accounts receivable at September 30, 2017. In addition, for the three months ended September 30, 2017, the Company reported $5,000,000 in license revenue related to the License Agreement with Fosun (Note 6), of which $4,500,000, net of $500,000 which was withheld in accordance with tax withholding requirements in China pursuant to the agreement, was included in accounts receivable at September 30, 2017. The Company did not generate any revenue for the three months ended September 30, 2016.

(2)
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2017 may not necessarily be indicative of the results of operations expected for the full year.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC, which includes consolidated financial statements as of June 30, 2017 and 2016 and for each of the fiscal years in the three-year period ended June 30, 2017.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $38,377,583 and $40,019,336 in a money market account as of September 30, 2017 and June 30, 2017, respectively.

Investments – The Company determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available-for-sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet, based on the contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of other comprehensive income (loss).

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

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,296,605 and $2,281,989 as of September 30, 2017 and June 30, 2017, respectively.

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

The Company has determined that it is appropriate to recognize such revenue using the input-based proportional method during the period of the Palatin Development Obligation as defined in the AMAG arrangement. Refer to Note 5 for additional information on this topic.

Under its License Agreement with Fosun (Note 6), the Company received consideration in the form of a license fee and has determined that it is appropriate to recognize such revenue in the quarter ended September 30, 2017, since the license has stand-alone value and is non-refundable.

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

Accrued Expenses – Third parties perform a significant portion of the Company’s development activities. The Company reviews the activities performed under all contracts each quarter and accrue expenses and the amount of any reimbursement to be received from collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If the Company does not identify services performed but not billed by the service-provider, or if the Company underestimates or overestimates the value of services performed as of a given date, reported expenses will be understated or overstated.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

Pursuant to the License Agreement with Fosun (Note 6), $500,000 was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the quarter ended September 30, 2017, the Company incurred $225,255 in income tax expense and the remaining balance of $274,745 was included in prepaid expenses and other current assets at September 30, 2017. Any potential credit to be received by the Company on its United States tax returns is currently offset by the Company’s valuation allowance.

Net Income (Loss) per Common Share – Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that are exercisable for nominal consideration and, therefore, to the extent not yet exercised are considered in the computation of basic and diluted net loss per common share.

The Series A 2012 warrants issued on July 3, 2012 to purchase up to 31,988,151 shares of common stock were included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on July 3, 2012. As of September 30, 2017 and 2016, there were no Series A 2012 warrants outstanding.

The Series B 2012 warrants issued on July 3, 2012 to purchase up to 35,488,380 shares of common stock were considered contingently issuable shares and were not included in computing basic and diluted net income (loss) per common share until September 27, 2012, the date the Company received stockholder approval for the increase in the authorized underlying common stock. As of September 30, 2017, there were no Series B 2012 warrants outstanding. As of September 30, 2016, Series B 2012 warrants to purchase up to 30,679,631 shares of common stock were outstanding.

The Series C 2014 warrants to purchase up to 24,949,325 shares of common stock were exercisable starting on December 23, 2014 and therefore were included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on December 23, 2014. As of September 30, 2017 and 2016, Series C warrants to purchase up to 11,116,667 and 24,949,325 shares of common stock, respectively, were outstanding.

The Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were exercisable starting on July 2, 2015 and therefore were included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on July 2, 2015. As of September 30, 2017, there were no Series E 2015 warrants outstanding. As of September 30, 2016, Series E 2015 warrants to purchase up to 21,917,808 shares of common stock were outstanding.

The Series I 2016 warrants to purchase up to 2,218,045 shares of common stock were exercisable starting on August 4, 2016 and, therefore were included in the weighted average number of common shares outstanding used in computing basic and diluted net income (loss) per common share starting on August 4, 2016 (Note 12). As of September 30, 2016 there were no Series I 2016 warrants outstanding.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three months ended September 30, 2017 and 2016:

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30,
	2017	2016
Numerator:
Net income (loss)	$10,603,630	$(13,052,770)

Denominator:
Weighted average common shares outstanding - Basic	197,112,400	165,848,269

Effect of dilutive shares:
Common stock equivalents arising from stock options
and warrants	1,413,791	-
Restriced stock units	2,834,545	-
Weighted average common shares outstanding - Diluted	201,360,736	165,848,269

Net income (loss) per common share:
Basic	$0.05	$(0.08)
Diluted	$0.05	$(0.08)

For the three months ended September 30, 2017 and 2016, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering as such warrants, to the extent not yet exercised, are already included in weighted average number of common shares outstanding used in computing basic net income (loss) per common share since they are exercisable for nominal consideration), and the vesting of restricted stock units amounted to an aggregate of 40,626,830 and 44,479,663 shares, respectively, and are excluded from the weighted average number of common shares outstanding used in computing basic net income (loss) per common share. For the three months ended September 30, 2017, an additional 4,248,336 of common shares have been included in the computation of diluted EPS using the treasury stock method. However, for the three months ended September 30, 2016, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive.

 (4)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvements to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, on a prospective basis, companies will no longer be able to record excess tax benefits and certain tax deficiencies as additional paid-in capital. Instead, companies will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement. In addition, the guidance eliminates the requirement that excess tax benefits be realized before companies can recognize them. The ASU requires a cumulative-effect adjustment for previously unrecognized excess tax benefits in opening retained earnings in the period of adoption. Effective July 1, 2017, the Company adopted this updated guidance and elected to recognize forfeitures when they occur using a modified retrospective approach. The adoption of ASU No. 2016-09 did not have a material impact on the Company’s consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, which simplifies the balance sheet classification of deferred taxes. The new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the new guidance. Effective July 1, 2017, the Company adopted this updated guidance, which did not have a material impact on the Company’s financial position or results of operations because its net deferred tax assets were fully offset by a valuation allowance based on the history of losses incurred.

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

 (5)
AGREEMENT WITH AMAG:

On January 8, 2017, the Company entered into the License Agreement with AMAG. Under the terms of the License Agreement with AMAG, the Company granted to AMAG (i) an exclusive license in all countries of North America (the “Territory”), with the right to grant sub-licenses, to research, develop and commercialize products containing bremelanotide (each a “Product,” and collectively, “Products”), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.

Following the satisfaction of certain conditions to closing, the License Agreement with AMAG became effective on February 2, 2017. On that date, AMAG paid the Company $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, AMAG is required to reimburse the Company up to an aggregate amount of $25,000,000 for reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States related to Palatin’s development obligations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company has determined there is no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement with AMAG, represent a combined unit of accounting which totals $85,000,000. The Company is recognizing revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completes its development obligations. For the three months ended September 30, 2017, the Company recognized $21,941,508 as license and contract revenue related to this transaction. As of September 30, 2017 and June 30, 2017, there was $20,160,381 and $35,050,572, respectively, of current deferred revenue on the consolidated balance sheet related to this transaction.

In addition, pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, the Company is eligible to receive from AMAG: (i) up to $80,000,000 in specified regulatory payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of annual net sales amounts for all Products in the Territory.

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

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to bremelanotide. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement with AMAG, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill upon the closing of the licensing transaction. This amount will be credited toward amounts that become due to Greenhill in the future, provided that the aggregate fee payable to Greenhill will not be less than 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement with AMAG. The Company will pay Greenhill an aggregate total of 2% of all proceeds and consideration paid to the Company by AMAG in connection with the License Agreement with AMAG, including future milestone and royalty payments, after crediting the $2,500,000 that was paid to Greenhill upon entering into the License Agreement with AMAG. The Company also reimbursed Greenhill $7,263 for certain expenses incurred in connection with its advisory services.

Pursuant to the License Agreement with AMAG, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of bremelanotide.

(6)
AGREEMENT WITH FOSUN:

On September 6, 2017, the Company entered into the License Agreement with Fosun for exclusive rights to commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R.

Under the terms of the agreement, the Company received $4,500,000 in October 2017, consisting of an upfront payment of $5,000,000 less $500,000 which was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the quarter ended September 30, 2017, the Company incurred $225,255 in income tax expense utilizing an estimated effective annual income tax rate applied to income for the quarter and the remaining balance of $274,745 was included in prepaid expenses and other current assets at September 30, 2017. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained provided that a commercial supply agreement for bremelanotide has been entered into. Palatin has the potential to receive up to an additional $92,500,000 in sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

 (7)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	September 30, 2017	June 30, 2017
Clinical study costs	$309,653	$657,069
Insurance premiums	118,439	182,966
Chinese withholding tax (Note 6)	274,745	-
Other	237,148	171,186
	$939,985	$1,011,221

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

 (8)
INVESTMENTS:

The following summarizes the carrying value of the Company’s available-for-sale investments, which consist of corporate debt securities:

	September 30, 2017	June 30, 2017
Cost	$262,023	$262,023
Amortization of premium	(11,901)	(11,596)
Gross unrealized loss	(153)	(590)
Fair value	$249,969	$249,837

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

The following table provides the assets carried at fair value measured on a recurring basis:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2017:
Money market account	$38,377,583	$38,377,583	$-	$-
Corporate debt securities	249,969	249,969	-	-
TOTAL	$38,627,552	$38,627,552	$-	$-
June 30, 2017:
Money market account	$40,019,336	$40,019,336	$-	$-
Corporate debt securities	249,837	249,837	-	-
TOTAL	$40,269,173	$40,269,173	$-	$-

(10)
ACCRUED EXPENSES:

Accrued expenses consist of the following:

	September 30, 2017	June 30, 2017
Clinical study costs	$9,021,304	$9,138,827
Other research related expenses	191,540	217,307
Professional services	52,574	434,768
Other	119,005	730,196
	$9,384,423	$10,521,098

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(11)
NOTES PAYABLE:

Notes payable consist of the following:

	September 30, 2017	June 30, 2017
Notes payable under venture loan	$12,333,334	$14,333,334
Unamortized related debt discount	(108,553)	(143,524)
Unamortized debt issuance costs	(62,309)	(83,215)
Notes payable	12,162,472	14,106,595

Less: current portion	7,857,231	7,824,935

Long-term portion	$4,305,241	$6,281,660

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at September 30, 2017 and June 30, 2017. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at September 30, 2017, and June 30, 2017. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt. In addition, if the Company repays all or a portion of the loan prior to the applicable maturity date, it will pay the lenders a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs on or before 18 months after the funding date thereof or 1% if the prepayment occurs more than 18 months after, but on or before 30 months after, the funding date.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of September 30, 2017, the Company was in compliance with all of its loan covenants.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(12)
STOCKHOLDERS’ EQUITY (DEFICIENCY):

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

On August 4, 2016, the Company closed on an underwritten offering of units, with each unit consisting of a share of common stock and a Series H warrant to purchase 0.75 of a share of common stock. Investors whose purchase of units in the offering would result in them beneficially owning more than 9.99% of the Company’s outstanding common stock following the completion of the offering had the option to acquire units with Series I prefunded warrants substituted for any common stock they would have otherwise acquired. Gross proceeds were $9,225,000, with net proceeds to the Company, after deducting offering expenses, of $8,470,897. The Company issued 11,481,481 shares of common stock and ten-year prefunded Series I warrants to purchase 2,218,045 shares of common stock at an exercise price of $0.01, together with Series H warrants to purchase 10,274,646 shares of common stock at an exercise price of $0.70 per share.

The Series I warrants were exercised during the fiscal year ended June 30, 2017. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to a limitation on their exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of the Company’s shares of common stock following such exercise.

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

During the three months ended September 30, 2017, and 2016, the Company issued 12,364,219 and 12,757,174 shares, respectively of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share, and during the three months ended September 30, 2017, the Company received $114,384 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of September 30, 2017, there were 11,116,667 warrants outstanding at an exercise price of $0.01 per share.

Stock Options – In September 2017, the Company granted 54,000 options to a newly appointed non-employee director under the Company's 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $18,176 over a 48 month vesting period. The Company recognized $379 of stock-based compensation expense related to these options during the three months ended September 30, 2017.

In June 2017, the Company granted 1,797,000 options to its executive officers, 780,000 options to its employees and 378,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $445,533, $194,689 and $89,220, respectively, over the vesting period of the options. The Company recognized $62,506 of stock-based compensation expense related to these options during the three months ended September 30, 2017.

In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $17,703 and $5,216, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2017 and 2016. The remaining 233,000 options granted to the Company’s executive officers vest 12 months from the date of grant, and the Company is amortizing the fair value of these options of $67,160 over this vesting period. The Company recognized $11,193 and $4,757, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2017 and 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $36,478, and $32,293, respectively, of stock-based compensation expense related to these options during the three months ended September 30, 2017 and 2016.

Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Restricted Stock Units – In September 2017, the Company granted 54,000 restricted stock units to a newly appointed non-employee director under the Company's 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $27,000 over a 48 month vesting period. The Company recognized $898 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2017.

In June 2017, the Company granted 1,140,000 restricted stock units to its executive officers, 780,000 restricted stock units to its employees and 378,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $421,800, $288,600, and $139,860, respectively, over the vesting period. The Company recognized $151,631 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2017.

In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 415,000 of which vest over 24 months and 143,000 of which vest at 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580, and $171,360, respectively, over the vesting periods. The Company recognized $63,992 and $20,504, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2017 and 2016.

In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. This performance condition was deemed met as of February 2, 2017, the effective date of the License Agreement with AMAG. Prior to meeting the performance condition, the Company determined that it was not probable of achievement on the date of grant since meeting the condition was outside the control of the Company. The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250 and was recognized over the derived service period which was through December 2016. The Company recognized $86,879 of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2016. Upon the achievement of the performance condition, which occurred in the three month period ended March 31, 2017, the grant date fair value was utilized and an incremental $222,075 was recognized as stock-based compensation expense during the three months ended March 31, 2017.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The Company is amortizing the fair value of these restricted stock units of $425,000, $231,200 and $136,000, respectively, over the vesting period of the restricted stock units. The Company recognized $41,455 and $101,256, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2017 and 2016.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $6,887 and $40,429, respectively, of stock-based compensation expense related to these restricted stock units during the three months ended September 30, 2017 and 2016.

Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation expense for the three months ended September 30, 2017 for stock options and equity-based instruments issued other than the stock options and restricted stock units described above was $28,749 and $111,874, respectively, for the three months ended September 30, 2017 and 2016.

(13)
SUBSEQUENT EVENTS:

Outstanding Common Stock – Between October 1, 2017 and November 9, 2017, the Company issued 5,917,229 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01. As of November 9, 2017, warrants with an exercise price of $0.01 per share to purchase 5,116,667 shares of common stock are outstanding, all of which include cashless exercise provisions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2017.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2017, have not changed as of September 30, 2017. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an as-needed subcutaneous injectable product for the treatment of HSDD in premenopausal women. Bremelanotide is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two pivotal Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. We have licensed North American rights to bremelanotide to AMAG Pharmaceuticals, Inc. (“AMAG”), and rights in China, Taiwan, Hong Kong and Macau to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”).

●
Melanocortin peptide system program, focused on development of treatments for a variety of inflammatory disease indications. PL-8177 is a selective melanocortin receptor 1 (“MC1r”) agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. We are scheduled to file an Investigational New Drug (“IND”) application this year, and may thereafter initiate a Phase 1 clinical safety study. A dual melanocortin receptor 1 and 5 peptide we developed, PL-8331, is a preclinical development candidate for treating ocular inflammation. We anticipate completing IND preclinical enabling activities on PL-8331 later this calendar year; and

●
Natriuretic peptide system program, including PL-3994, a natriuretic peptide receptor-A (“NPR-A”) agonist, for treatment of cardiovascular indications. PL-3994, a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (“ANP”), is in development for treatment of heart failure, and is scheduled to start Phase 2A clinical trials later this calendar year. A dual natriuretic peptide receptor A and C agonist we developed, PL-5028, is in preclinical development for cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis. We may file an IND application in the first half of calendar year 2018, and thereafter initiate a Phase 1 clinical safety study.

The following chart illustrates the status of our drug development programs.

Our Strategy

Key elements of our business strategy include:

●
Using our technology and expertise to develop and commercialize products in our active drug development programs;

●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacturing, marketing, sale and distribution of our product candidates;

●
Partially funding our product development programs with the cash flow generated from existing license agreements, as well as any future research, collaboration or license agreements with third parties; and

●
Completing development and seeking regulatory approval of certain of our product candidates.

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
Results of Operations

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue – For the three months ended September 30, 2017, we recognized $21,941,508 in revenue pursuant to our License Agreement with AMAG and $5,000,000 in revenue pursuant to our License Agreement with Fosun. We recognized no revenue for the three months ended September 30, 2016.

On January 8, 2017, we entered into the License Agreement with AMAG which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, AMAG is required to reimburse us up to $25,000,000 for reasonable, documented, direct out-of-pocket expenses we incur following the Effective Date of the License Agreement with AMAG in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States.

On September 6, 2017, we entered into the License Agreement with Fosun, for exclusive rights to commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R., which provided for $5,000,000 as a one-time upfront payment. As of September 30, 2017, $4,500,000 was included in accounts receivable. Pursuant to the License Agreement with Fosun, $500,000 was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the quarter ended September 30, 2017, the Company incurred $225,255 in income tax expense.

Research and Development – Research and development expenses were $14,163,097 for the three months ended September 30, 2017, compared to $11,226,084 for the three months ended September 30, 2016.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $13,185,106 for the three months ended September 30, 2017, compared to $10,098,974 for the three months ended September 30, 2016. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The increase in research and development expenses is mainly attributable to the continued progress of the Phase 3 clinical trial and development of bremelanotide for HSDD program. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending noted above exclude general research and development spending, which was $977,991 for the three months ended September 30, 2017 compared to $1,127,110 for the three months ended September 30, 2016. The decrease in general research and development spending is primarily attributable to employee related expenses.

Cumulative spending from inception to September 30, 2017 is approximately $292,100,000 on our bremelanotide program and approximately $126,500,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2017, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,544,575 for the three months ended September 30, 2017 compared to $1,209,346 for the three months ended September 30, 2016. The increase in general and administrative expenses is primarily attributable to professional services rendered for tax compliance and Internal Revenue Code Section 382 services and secondarily attributable to employee related expenses recognized in the quarter.

Other Income (Expense) – Other income (expense) was $(404,951) and $(617,340), respectively, for the three months ended September 30, 2017 and 2016. For the three months ended September 30, 2017 and 2016, we recognized $51,726 and $6,645, respectively, of investment income offset by $(456,677) and $(623,985), respectively, of interest expense primarily related to our venture debt.

Liquidity and Capital Resources

Since inception, we have incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaboration and license agreements.

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

●
product approval or clearance;

●
regulatory compliance;

●
good manufacturing practices (“GMP”) compliance;

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

During the three months ended September 30, 2017, cash provided by operating activities was $1,434,855, compared to cash used in operating activities of $6,598,928 for the three months ended September 30, 2016. The difference of cash provided by and cash used in operations in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily the result of the cash payments received in the period relating to the License Agreement with AMAG. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the three months ended September 30, 2017, cash used for investing activities was $9,500, which was used for the purchase of equipment. There were no investing activities during the three months ended September 30, 2016.

During the three months ended September 30, 2017, net cash used for financing activities was $1,917,106, which consisted of $2,000,000 for the payment on notes payable, and $31,490 for capital lease payments and the payment of withholding taxes related to restricted stock units, offset by proceeds from the exercise of warrants of $114,384. During the three months ended September 30, 2016, net cash provided by financing activities of $7,464,190 consisted of net proceeds of $8,470,897 from a private placement of equity, offset by $1,006,707 for the payment of principal on notes payable and capital lease payments.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities, entering into licensing agreements or collaboration arrangements. As of September 30, 2017, our cash, cash equivalents, accounts receivable and investments were $49,348,264 and our current liabilities were $19,282,506, net of deferred revenue of $20,160,381.

We intend to utilize existing capital resources for general corporate purposes and working capital, including required ancillary studies of bremelanotide for HSDD and preparing and filing an NDA on bremelanotide, preclinical and clinical development of our MC1r and MC4r peptide programs and PL-3994 natriuretic peptide, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least the 2018 calendar year. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We anticipate incurring additional losses over at least the next several years. To achieve or maintain profitability, if ever, we, alone or with others, must successfully develop and commercialize our technologies and proposed products, conduct preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market our technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and we do not know whether we will be able to achieve profitability on a sustained basis, if at all.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report, on Form 10-K for the year ended June 30, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.1†	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. and Palatin Technologies, Inc.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 13, 2017	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 13, 2017	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.1†	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the SEC.