Form 10-Q
period 2017-12-31
PALATIN TECHNOLOGIES INC
filed 2018-02-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or
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

As of February 9, 2018, 195,373,239 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
●
our expectation regarding the timing of our regulatory submissions for approval of bremelanotide for HSDD in the United States and in certain other jurisdictions outside the United States;
●
our expectation regarding performance of our exclusive licensees of bremelanotide, including;
o
AMAG Pharmaceuticals, Inc. (“AMAG”) for North America,
o
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd. for the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R., and
o
Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea;
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

●
our ability to adapt to changes in global economic conditions; and

●
our ability to remain listed on the NYSE American stock exchange.

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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$34,958,048	$40,200,324
Available-for-sale investments	-	249,837
Accounts receivable	-	15,116,822
Prepaid expenses and other current assets	1,288,504	1,011,221
Total current assets	36,246,552	56,578,204

Property and equipment, net	178,767	198,153
Other assets	556,916	56,916
Total assets	$36,982,235	$56,833,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$703,767	$1,551,367
Accrued expenses	5,527,776	10,521,098
Notes payable, net of discount and debt issuance costs	7,889,152	7,824,935
Capital lease obligations	-	14,324
Deferred revenue	9,548,228	35,050,572
Total current liabilities	23,668,923	54,962,296

Notes payable, net of discount and debt issuance costs	2,321,124	6,281,660
Deferred revenue	500,000	-
Other non-current liabilities	866,135	753,961
Total liabilities	27,356,182	61,997,917

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of December 31, 2017 and June 30, 2017	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 195,373,239 shares as of December 31, 2017 and 160,515,361 shares as of June 30, 2017, respectively	1,953,732	1,605,153
Additional paid-in capital	350,787,078	349,974,538
Accumulated other comprehensive loss	-	(590)
Accumulated deficit	(343,114,797)	(356,743,785)
Total stockholders’ equity (deficiency)	9,626,053	(5,164,644)
Total liabilities and stockholders’ equity (deficiency)	$36,982,235	$56,833,273

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

REVENUES:
License and contract revenue	$10,612,153	$-	$37,553,661	$-

OPERATING EXPENSES:
Research and development	6,045,884	8,134,575	20,208,981	19,360,659
General and administrative	1,625,189	1,306,300	3,169,764	2,515,646
Total operating expenses	7,671,073	9,440,875	23,378,745	21,876,305

Income (Loss) from operations	2,941,080	(9,440,875)	14,174,916	(21,876,305)

OTHER INCOME (EXPENSE):
Interest income	81,356	5,991	133,082	12,636
Interest expense	(391,363)	(594,535)	(848,040)	(1,218,520)
Total other expense, net	(310,007)	(588,544)	(714,958)	(1,205,884)

Income (Loss) before income taxes	2,631,073	(10,029,419)	13,459,958	(23,082,189)
Income tax benefit, net	399,120	-	173,865	-

NET INCOME (LOSS)	$3,030,193	$(10,029,419)	$13,633,823	$(23,082,189)

Basic net income (loss) per common share	$0.02	$(0.06)	$0.07	$(0.13)

Diluted net income (loss) per common share	$0.01	$(0.06)	$0.07	$(0.13)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	197,238,056	177,798,511	197,175,316	171,823,390

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	202,711,616	177,798,511	200,430,824	171,823,390

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$3,030,193	$(10,029,419)	$13,633,823	$(23,082,189)

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments	153	515	590	(62)

Total comprehensive income (loss)	$3,030,346	$(10,028,904)	$13,634,413	$(23,082,251)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,633,823	$(23,082,189)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	28,886	15,261
Non-cash interest expense	104,108	160,711
Stock-based compensation	1,041,900	853,241
Deferred income tax benefit	(500,000)	-
Changes in operating assets and liabilities:
Accounts receivable	15,116,822	-
Prepaid expenses and other assets	(277,283)	481,877
Accounts payable	(847,600)	3,992,124
Accrued expenses	(4,968,942)	(320,908)
Deferred revenue	(25,002,344)	-
Other non-current liabilities	112,174	168,358
Net cash used in operating activities	(1,558,456)	(17,731,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured investments	250,000	-
Purchases of property and equipment	(9,500)	-
Net cash provided by investing activities	240,500	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(14,324)	(13,534)
Payment of withholding taxes related to restricted
stock units	(24,380)	-
Payment on notes payable obligations	(4,000,000)	(2,000,000)
Proceeds from the exercise of warrants	114,384	-
Proceeds from the sale of common stock and
warrants, net of costs	-	23,856,972
Net cash (used in) provided by financing activities	(3,924,320)	21,843,438

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,242,276)	4,111,913

CASH AND CASH EQUIVALENTS, beginning of period	40,200,324	8,002,668

CASH AND CASH EQUIVALENTS, end of period	$34,958,048	$12,114,581

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$632,185	$891,717
Unrealized gain (loss) on available-for-sale investments	590	(62)
Non-cash equity financing costs in accrued expenses	-	50,861

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2017 of $343,614,797 and had net income for the three and six months ended December 31, 2017 of $2,530,193 and $13,133,823, respectively. The Company anticipates incurring losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

On November 21, 2017, the Company entered into a license agreement with Kwangdong for exclusive rights to develop and commercialize bremelanotide in the Republic of Korea. (“License Agreement with Kwangdong”) (Note 7).

As of December 31, 2017, the Company’s cash and cash equivalents were $34,958,048 and current liabilities were $14,120,695, net of deferred revenue of $9,548,228. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including the preparation of and filing a New Drug Application (“NDA”) on bremelanotide for HSDD with the U.S. Food and Drug Administration (“FDA”), and preclinical and clinical development of the Company’s other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.

Management believes that its existing capital resources will be sufficient to fund its planned operations through at least one year after the date that these financial statements are issued. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, accounts receivable and investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and six months ended December 31, 2017, the Company reported $10,612,153 and $32,553,661, respectively, in license and contract revenue related to a license agreement with AMAG for bremelanotide for North America (“License Agreement with AMAG”) (Note 5). In addition, for the six months ended December 31, 2017, the Company reported $5,000,000 in license revenue related to a license agreement with Fosun for bremelanotide for China and certain other Asian territories (“License Agreement with Fosun”) (Note 6). The Company did not generate any revenue for the three and six months ended December 31, 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(2)
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2017 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $34,769,696 and $40,019,336 in a money market account as of December 31, 2017 and June 30, 2017, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,310,875 and $2,281,989 as of December 31, 2017 and June 30, 2017, respectively.

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

The Company has determined that it is appropriate to recognize the consideration received under its License Agreement with AMAG as revenue using the input-based proportional method during the period of the Palatin Development Obligation as defined in the License Agreement with AMAG. Refer to Note 5 for additional information on this topic.

Under its License Agreement with Fosun (Note 6), the Company received consideration in the form of an upfront license fee payment and determined that it was appropriate to recognize such consideration as revenue in the first quarter of 2018, which was the quarter in which the license was granted, since the license has stand-alone value and the upfront payment received by the Company is non-refundable.

Under its License Agreement with Kwangdong (Note 7), the Company received consideration in the form of an upfront license fee payment and has currently determined that it is appropriate to record such consideration as non-current deferred revenue because the upfront payment received by the Company is subject to certain refund provisions.

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. The Company determines the value of stock options utilizing the Black-Scholes option pricing model. Compensation costs for share-based awards with pro-rata vesting are determined using the quoted market price of the Company’s common stock on the date of grant and allocated to periods on a straight-line basis, while awards containing a market condition and performance conditions are valued using multifactor Monte Carlo simulations.

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

Pursuant to the License Agreement with Fosun (Note 6) and the License Agreement with Kwangdong (Note 7), $500,000 and $82,500, respectively, was withheld in accordance with tax withholding requirements in China and the Republic of Korea, respectively, and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and six months ended December 31, 2017, the Company incurred $100,880 and $326,135, respectively, in income tax expense and the remaining balance of $256,365 was included in prepaid expenses and other current assets at December 31, 2017. Any potential credit to be received by the Company on its United States tax returns is currently offset by the Company’s valuation allowance.

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory corporate income tax rate from 35% to 21%, (b) eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expenses and certain employee expenses, and (c) repealing the federal alternative minimum tax ("AMT") and providing for the refund of existing AMT credits.

As a result of the 2017 tax Act, during the quarter ended December 31, 2017, the Company recorded a tax benefit of $500,000 related to the release of a valuation allowance against an AMT credit; accordingly $500,000 is included in Other long-term assets at December 31, 2017. In addition, as a result of the enactment of the new corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse and with the exception of the AMT credit, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Net Income (Loss) per Common Share – Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that were exercisable for nominal consideration and, therefore, to the extent not yet exercised are considered in the computation of basic and diluted net loss per common share. As of December 31, 2017, all warrants exercisable for nominal value have been converted into common stock.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the three and six months ended December 30, 2017 and 2016:

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

Net income (loss)	$3,030,193	$(10,029,419)	$13,633,823	$(23,082,189)

Denominator:
Weighted average common shares outstanding - Basic	197,238,056	177,798,511	197,175,316	171,823,390

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	3,525,013	-	1,792,803	-
Restricted stock units	1,948,547	-	1,462,705	-
Weighted average common shares outstanding - Diluted	202,711,616	177,798,511	200,430,824	171,823,390

Net income (loss) per common share:
Basic	$0.02	$(0.06)	$0.07	$(0.13)
Diluted	$0.01	$(0.06)	$0.07	$(0.13)

For the three and six months ended December 31, 2017 and 2016, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering as such warrants, to the extent not yet exercised, are already included in the weighted average number of common shares outstanding used in computing basic net income (loss) per common share since they are exercisable for nominal consideration), and the vesting of restricted stock units amounted to an aggregate of 46,966,803 and 57,174,473 shares, respectively, and are excluded from the weighted average number of common shares outstanding used in computing basic net income (loss) per common share. For the three and six months ended December 31, 2017, an additional 5,473,560 and 3,255,508 of common shares, respectively, have been included in the computation of diluted EPS using the treasury stock and if-converted methods. However, for the three and six months ended December 31, 2016, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive.

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

Notes to Consolidated Financial Statements
(unaudited)

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to U.S. GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for the Company on July 1, 2018, with early adoption prohibited other than for certain provisions. The Company is evaluating the impact that ASU No. 2016-01 will have on its consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018. In addition, in April 2016 the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which addresses various issues associated with identifying performance obligations, licensing of intellectual property, royalty considerations, and other matters. ASU No. 2016-10 is effective in connection with ASU No. 2014-09. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company is currently evaluating the impact that the implementation of this standard will have on the Company’s consolidated financial statements, including performing an assessment of the impact of the new standard on its collaboration arrangements with third parties.

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

Notes to Consolidated Financial Statements
(unaudited)

The Company has determined there is no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement with AMAG, represent a combined unit of accounting which totals $85,000,000. The Company is recognizing revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completes its development obligations. For the three and six months ended December 31, 2017, the Company recognized $10,612,153 and $32,553,661, respectively, as license and contract revenue related to this transaction. As of December 31, 2017 and June 30, 2017, there was $9,548,228 and $35,050,572, respectively, of current deferred revenue on the consolidated balance sheet related to this transaction.

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

 Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 which was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and six months ended December 31, 2017, the Company incurred $54,712 and $279,967, respectively, in income tax expense utilizing an estimated effective annual income tax rate applied to income for the three and six months ended December 31, 2017 and the remaining balance of $220,033 was included in prepaid expenses and other current assets at December 31, 2017. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for bremelanotide has been entered into. Palatin has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

 (7)
AGREEMENT WITH KWANGDONG:

On November 21, 2017, the Company entered into the License Agreement with Kwangdong for exclusive rights to commercialize bremelanotide in the Republic of Korea.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and will be recorded as an expense during the fiscal year ending June 30, 2018. Based upon certain refund provisions, the upfront payment has been recorded as non-current deferred revenue at December 31, 2017. For the three and six months ended December 31, 2017, the Company incurred $46,168 in income tax expense utilizing an estimated effective annual income tax rate applied to income for the three and six months ended December 31, 2017 and the remaining balance of $36,332 was included in prepaid expenses and other current assets at December 31, 2017. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. Palatin has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

 (8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	December 31, 2017	June 30, 2017
Clinical costs	$753,614	$657,069
Insurance premiums	53,886	182,966
Foreign withholding tax (Notes 6 & 7)	256,365	-
Other	224,639	171,186
	$1,288,504	$1,011,221

 (9)
INVESTMENTS:

The following summarizes the carrying value of the Company’s available-for-sale investments, which consist of corporate debt securities:

	December 31, 2017	June 30, 2017
Cost	$-	$262,023
Amortization of premium	-	(11,596)
Gross unrealized loss	-	(590)
Fair value	$-	$249,837

 (10)
FAIR VALUE MEASUREMENTS:

The fair value of cash equivalents and investments is classified using a hierarchy prioritized based on inputs. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on management’s own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table provides the assets carried at fair value measured on a recurring basis:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2017:
Money market account	$34,769,696	$34,769,696	$-	$-
TOTAL	$34,769,696	$34,769,696	$-	$-
June 30, 2017:
Money market account	$40,019,336	$40,019,336	$-	$-
Corporate debt securities	249,837	249,837	-	-
TOTAL	$40,269,173	$40,269,173	$-	$-

 (11)
ACCRUED EXPENSES:

Accrued expenses consist of the following:

	December 31, 2017	June 30, 2017
Clinical costs	$5,055,378	$9,138,827
Other research related expenses	180,820	217,307
Professional services	51,732	434,768
Other	239,846	730,196
	$5,527,776	$10,521,098

 (12)
NOTES PAYABLE:

Notes payable consist of the following:

	December 31, 2017	June 30, 2017
Notes payable under venture loan	$10,333,334	$14,333,334
Unamortized related debt discount	(78,564)	(143,524)
Unamortized debt issuance costs	(44,494)	(83,215)
Notes payable	10,210,276	14,106,595

Less: current portion	7,889,152	7,824,935

Long-term portion	$2,321,124	$6,281,660

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at December 31, 2017 and June 30, 2017. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at December 31, 2017 and June 30, 2017. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of December 31, 2017, the Company was in compliance with all of its loan covenants.

 (13)
STOCKHOLDERS’ EQUITY (DEFICIENCY):

Financing Transactions – On December 6, 2016, the Company closed on an underwritten public offering of units, with each unit consisting of a share of common stock and a Series J warrant to purchase 0.50 of a share of common stock. Gross proceeds were $16,500,000, with net proceeds to the Company, after deducting underwriting discounts and commissions and offering expenses, of $15,386,075. The Company issued 25,384,616 shares of common stock and Series J warrants to purchase 12,692,310 shares of common stock at an initial exercise price of $0.80 per share, which warrants are exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series J warrants are subject to limitation on exercise if the holder and its affiliates would beneficially own more than 9.99%, or 4.99% for certain holders, of the total number of the Company’s shares of common stock outstanding following such exercise.

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

The Series I warrants were exercised during the fiscal year ended June 30, 2017. The Series H warrants are exercisable at an initial exercise price of $0.70 per share, are exercisable commencing six months following the date of issuance and expire on the fifth anniversary of the date of issuance. The Series H warrants are subject to a limitation on their exercise if the holder and its affiliates would beneficially own more than 9.99% of the total number of the Company’s shares of common stock outstanding following such exercise.

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

Notes to Consolidated Financial Statements
(unaudited)

The Series E warrants were exercisable immediately upon issuance at an initial exercise price of $0.01 per share. As of December 31, 2017, all of the Series E warrants have been exercised. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, are exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of the Company’s shares of common stock outstanding following such exercise.

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

During the six months ended December 31, 2017, and 2016, the Company issued 23,344,451 and 27,989,685 shares, respectively of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share, and during the six months ended December 31, 2017, the Company received $114,384 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of December 31, 2017, all warrants with an exercise price of $0.01 per share have been exercised.

Stock Options – In December 2017, the Company granted 1,200,000 options to its executive officers and 225,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The fair value of these options is $691,171 and $126,130, respectively. The Company is amortizing the fair value of these options over a 48-month vesting period for its executive officers and over a 36-month vesting period for its non-employee directors. The Company recognized $17,904 of stock-based compensation expense related to these options during the three and six months ended December 31, 2017.

Also, in December 2017, the Company granted 1,075,000 and 125,000 performance-based options to its executive officers and employees, respectively, which vest during a performance period ending on December 31, 2020, if and upon i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of bremelanotide for female sexual dysfunction in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options, as calculated under a multifactor Monte Carlo simulation, is $602,760. The Company is amortizing the fair value over the derived service period of 1.1 years. The Company recognized $42,034 of stock-based compensation expense related to these options during the three and six months ended December 31, 2017.

In September 2017, the Company granted 54,000 options to a newly appointed non-employee director under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $18,176 over a 48 month vesting period. The Company recognized $1,136 and $1,515, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2017.

In June 2017, the Company granted 1,797,000 options to its executive officers, 780,000 options to its employees and 378,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $445,533, $194,689 and $89,220, respectively, over the vesting period of the options. The Company recognized $62,506 and $125,013, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2017.

In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48 month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $17,703 and $35,406, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2017 and $16,568 and $21,784, respectively, during the three and six months ended December 31, 2016. The remaining 233,000 options granted to the Company’s executive officers vested 12 months from the date of grant, and the Company amortized the fair value of these options of $67,160 over this vesting period. The Company recognized $11,193 of stock-based compensation expense related to these options during the six months ended December 31, 2017 and $15,111 and $19,868, respectively, during the three and six months ended December 31, 2016.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In June 2015, the Company granted 570,000 options to its executive officers, 185,800 options to its employees and 160,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $446,748, $145,439 and $111,876, respectively, over the vesting period. The Company recognized $36,478, and $72,957, respectively, of stock-based compensation expense related to these options during the three and six months ended December 31, 2017 and $35,192 and $67,485, respectively, during the three and six months ended December 31, 2016.

Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Restricted Stock Units – In December 2017, the Company granted 1,200,000 restricted stock units to its executive officers, 225,000 restricted stock units to its non-employee directors and 545,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The fair value of these restricted stock units is $1,020,000, $191,250 and $463,250, respectively. For executive officers and employees, the restricted stock units vest 25% on the first, second, third and fourth anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 33 1/3% on the first, second and third anniversary dates from the date of grant. The Company recognized $46,940 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017.

Also, in December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which vest during a performance period, ending on December 31, 2020, if and upon i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of bremelanotide for female sexual dysfunction in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, is $913,750 and $569,500, respectively. The Company is amortizing the fair value over the derived service period of 1.1 years. The Company recognized $106,850 of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017.

In September 2017, the Company granted 54,000 restricted stock units to a newly appointed non-employee director under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $27,000 over a 48 month vesting period. The Company recognized $3,516 and $4,414, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017.

In June 2017, the Company granted 1,140,000 restricted stock units to its executive officers, 780,000 restricted stock units to its employees and 378,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $421,800, $288,600, and $139,860, respectively, over the vesting period. The Company recognized $171,574 and $323,204, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017.

In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 350,500 of which vest over 24 months and 207,500 of which vested over 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580, and $171,360, respectively, over the vesting periods. The Company recognized $27,491 and $91,483, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017 and $80,228 and $100,732, respectively, during the three and six months ended December 31, 2016.

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

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The Company is amortizing the fair value of these restricted stock units of $425,000, $231,200 and $136,000, respectively, over the vesting period of the restricted stock units. The Company recognized $35,553 and $77,010, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017 and $85,996 and $187,252, respectively, during the three and six months ended December 31, 2016.

In June 2015, the Company granted 400,000 restricted stock units to its executive officers, 185,800 restricted stock units to its employees and 160,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $432,000, $200,664, and $172,800, respectively, over the vesting period. The Company recognized $7,067 and $13,954, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2017 and $40,430 and $80,859, respectively, during the three and six months ended December 31, 2016.

Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation expense for the three and six months ended December 31, 2017 for equity-based instruments issued other than the stock options and restricted stock units described above was $43,277 and $72,023, respectively, and $121,098 and $232,972, respectively, for the three and six months ended December 31, 2016.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2017, have not changed as of December 31, 2017. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an as-needed subcutaneous injectable product for the treatment of HSDD in premenopausal women. Bremelanotide is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two pivotal Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. We have licensed North American rights to bremelanotide to AMAG Pharmaceuticals, Inc. (“AMAG”), rights in China, Taiwan, Hong Kong and Macau to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), and rights in the Republic of Korea to Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”).

●
Melanocortin peptide system program, focused on development of treatments for a variety of inflammatory disease indications. PL-8177 is a selective melanocortin receptor 1 (“MC1r”) agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. We have filed an Investigational New Drug (“IND”) application and announced dosing of human subjects in a Phase 1 clinical safety study in February, 2018. A dual melanocortin receptor 1 and 5 peptide we developed, PL-8331, is a preclinical development candidate for treating ocular inflammation. We anticipate completing IND preclinical enabling activities on PL-8331 later this calendar year; and

●
Natriuretic peptide system program, including PL3994, a natriuretic peptide receptor-A (“NPR-A”) agonist, for treatment of cardiovascular indications. PL3994, a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (“ANP”), is in development for treatment of heart failure, and is scheduled to start Phase 2A clinical trials later this calendar year. A dual natriuretic peptide receptor A and C agonist we developed, PL-5028, is in preclinical development for cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis. We may file an IND application in the first half of calendar year 2019, and thereafter initiate a Phase 1 clinical safety study.

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

Results of Operations

Three and Six Months Ended December 31, 2017 Compared to the Three and Six Months Ended December 31, 2016

Revenue – For the three and six months ended December 31, 2017, we recognized $10,612,153 and $37,553,661, respectively, in revenue, of which $10,612,153 and $32,553,661, respectively, was attributable to our License Agreement with AMAG. For the six months ended December 31, 2017, $5,000,000 in revenue was attributable to our License Agreement with Fosun. We recognized no revenue for the three and six months ended December 31, 2016.

On January 8, 2017, we entered into the License Agreement with AMAG which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, AMAG reimbursed us $25,000,000 for reasonable, documented, direct out-of-pocket expenses we incurred following the Effective Date of the License Agreement with AMAG in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States.

On September 6, 2017, we entered into the License Agreement with Fosun, for exclusive rights to commercialize bremelanotide in the territories of mainland China, Taiwan, Hong Kong S.A.R. and Macau S.A.R., which provided for $5,000,000 as a one-time non-refundable upfront payment. Pursuant to the License Agreement with Fosun, $500,000 was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and six months ended December 31, 2017, the Company incurred $54,712 and $279,967 in income tax expense related to this transaction.

On November 21, 2017, we entered into the License Agreement with Kwangdong, for exclusive rights to commercialize bremelanotide in the Republic of Korea, which provided for a $500,000 as a one-time refundable upfront payment, which has been recorded as non-current deferred revenue as of December 31, 2017. Pursuant to the License Agreement with Kwangdong, $82,500 was withheld in accordance with tax withholding requirements in South Korea and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and six months ended December 31, 2017, the Company incurred $46,168 in income tax expense related to this transaction.

Research and Development – Research and development expenses were $6,045,884 and $20,208,981, respectively for the three and six months ended December 31, 2017, compared to $8,134,575 and $19,360,659, respectively, for the three and six months ended December 31, 2016.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $4,850,502 and $18,035,608, respectively, for the three and six months ended December 31, 2017, compared to $7,203,093 and $17,302,067, respectively, for the three and six months ended December 31, 2016. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The fluctuations in research and development expenses for the periods presented are mainly attributable to the progression of the Phase 3 clinical trial and development of bremelanotide for HSDD program. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending noted above exclude general research and development spending, which was $1,195,382 and $2,173,373, respectively, for the three and six months ended December 31, 2017 compared to $931,481 and $2,058,592, respectively, for the three and six months ended December 31, 2016. The increase in general research and development spending is primarily attributable to employee related expenses.

Cumulative spending from inception to December 31, 2017 is approximately $297,700,000 on our bremelanotide program and approximately $126,900,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2017, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,625,189 and $3,169,764, respectively, for the three and six months ended December 31, 2017 compared to $1,306,300 and $2,515,646, respectively, for the three and six months ended December 31, 2016. The increase in general and administrative expenses is primarily attributable to professional services rendered for tax compliance and Internal Revenue Code Section 382 services and secondarily attributable to employee related expenses recognized in the corresponding periods.

Other Income (Expense) – Other income (expense) was $(310,007) and $(714,958), respectively, for the three and six months ended December 31, 2017 compared to $(588,544) and $(1,205,884), respectively, for the three and six months ended December 31, 2016. For the three and six months ended December 31, 2017, we recognized $81,356 and $133,082, respectively, of investment income offset by $(391,363) and $(848,040), respectively, of interest expense primarily related to our venture debt. For the three and six months ended December 31, 2016, we recognized $5,991 and $12,636, respectively, of investment income offset by $(594,535) and $(1,218,520), respectively, of interest expense primarily related to our venture debt.

Income Tax Benefit – Net income tax benefit was $399,120 and $173,865, respectively, for the three and six months ended December 31, 2017. Pursuant to the 2017 Tax Act, during the quarter ended December 31, 2017, we recorded a tax benefit of $500,000 related to the release of a valuation allowance against an AMT credit; accordingly this benefit is offset by $100,880 and $326,135, respectively, in income tax expense for the three and six months ended December 31, 2017.  No income tax expense or benefit was recognized for the three and six months ended December 31, 2016.

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

During the six months ended December 31, 2017, cash used in operating activities was $1,558,456, compared to $17,731,525 for the six months ended December 31, 2016. Lower net cash outflows from operations in the six months ended December 31, 2017 was primarily the result of the cash payments received in the period relating to our license agreements with AMAG, Fosun and Kwangdong. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the six months ended December 31, 2017, cash provided by investing activities was $240,500, consisting of $250,000 in proceeds from the maturity of investments offset by $9,500, which was used for the purchase of equipment. There were no investing activities during the six months ended December 31, 2016.

During the six months ended December 31, 2017, net cash used in financing activities was $3,924,320, which consisted of $4,000,000 for the payment on notes payable, and $38,704 for capital lease payments and the payment of withholding taxes related to restricted stock units, offset by proceeds from the exercise of warrants of $114,384. During the six months ended December 31, 2016, net cash provided by financing activities of $21,843,438 consisted of net proceeds of $23,856,972 from the sale of common stock and warrants in August and December 2016, offset by $2,013,534 for the payment of principal on notes payable and capital lease payments.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities, entering into licensing agreements or collaboration arrangements. As of December 31, 2017, our cash and cash equivalents were $34,958,048 and our current liabilities were $14,120,695, net of deferred revenue of $9,548,228.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preparation and filing of an NDA on bremelanotide for HSDD with the FDA, and preclinical and clinical development of our MC1r and MC4r peptide programs and PL-3994 natriuretic peptide, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least one year after the date that these financial statements are issued. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 12, 2018	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 12, 2018	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X