Form 10-K/A
period 2017-06-30
PALATIN TECHNOLOGIES INC
filed 2018-04-13
CIK 911216

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer company)	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☐

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

Explanatory Note

On September 25, 2017, Palatin Technologies, Inc. (the “Company”) filed its Annual Report on Form 10-K for its fiscal year ended June 30, 2017 (the “Initial Report”). The Company inadvertently omitted the name and conformed signature of its independent registered public accounting firm, KPMG LLP, on the Consent of Independent Registered Public Accounting Firm (the “Consent”), filed as Exhibit 23 to the Initial Report. The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to correct the Consent to include the name and conformed signature of KPMG LLP.

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

Date: April 13, 2018

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