Form 10-Q
period 2018-03-31
PALATIN TECHNOLOGIES INC
filed 2018-05-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
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

As of May 11, 2018, 198,677,039 shares of the registrant’s common stock, par value $0.01 per share, were outstanding.

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
AMAG Pharmaceuticals, Inc. (“AMAG”) for North America,
o
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and
o
Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);
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

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements
PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,736,158	$40,200,324
Available-for-sale investments	-	249,837
Accounts receivable	-	15,116,822
Prepaid expenses and other current assets	701,456	1,011,221
Total current assets	26,437,614	56,578,204

Property and equipment, net	165,080	198,153
Other assets	556,915	56,916
Total assets	$27,159,609	$56,833,273

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$793,642	$1,551,367
Accrued expenses	5,894,877	10,521,098
Notes payable, net of discount and debt issuance costs	6,921,032	7,824,935
Capital lease obligations	-	14,324
Deferred revenue	585,519	35,050,572
Total current liabilities	14,195,070	54,962,296

Notes payable, net of discount and debt issuance costs	1,328,973	6,281,660
Deferred revenue	500,000	-
Other non-current liabilities	909,179	753,961
Total liabilities	16,933,222	61,997,917

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of March 31, 2018 and June 30, 2017	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 195,477,332 shares as of March 31, 2018 and 160,515,361 shares as of June 30, 2017, respectively	1,954,773	1,605,153
Additional paid-in capital	352,125,554	349,979,373
Accumulated other comprehensive loss	-	(590)
Accumulated deficit	(343,853,980)	(356,748,620)
Total stockholders’ equity (deficiency)	10,226,387	(5,164,644)
Total liabilities and stockholders’ equity (deficiency)	$27,159,609	$56,833,273

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

REVENUES:
License and contract revenue	$8,962,709	$10,823,748	$46,516,370	$10,823,748

OPERATING EXPENSES:
Research and development	7,068,849	9,062,316	27,277,830	28,422,975
General and administrative	2,411,302	4,773,696	5,581,066	7,289,342
Total operating expenses	9,480,151	13,836,012	32,858,896	35,712,317

(Loss) Income from operations	(517,442)	(3,012,264)	13,657,474	(24,888,569)

OTHER INCOME (EXPENSE):
Interest income	86,496	6,304	219,578	18,940
Interest expense	(326,983)	(558,702)	(1,175,023)	(1,777,222)
Total other expense, net	(240,487)	(552,398)	(955,445)	(1,758,282)

(Loss) Income before income taxes	(757,929)	(3,564,662)	12,702,029	(26,646,851)
Income tax benefit, net	18,746	-	192,611	-

NET (LOSS) INCOME	$(739,183)	$(3,564,662)	$12,894,640	$(26,646,851)

Basic net (loss) income per common share	$(0.00)	$(0.02)	$0.07	$(0.15)

Diluted net (loss) income per common share	$(0.00)	$(0.02)	$0.06	$(0.15)

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	197,485,758	196,580,519	197,277,286	179,841,133

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	197,485,758	196,580,519	202,712,963	179,841,133

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net (loss) income	$(739,183)	$(3,564,662)	$12,894,640	$(26,646,851)

Other comprehensive (loss) income :
Unrealized gain on available-for-sale investments	-	587	590	525

Total comprehensive (loss) income	$(739,183)	$(3,564,075)	$12,895,230	$(26,646,326)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,894,640	$(26,646,851)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	42,573	22,891
Non-cash interest expense	143,837	234,056
Stock-based compensation	2,370,972	1,404,721
Deferred income tax benefit	(500,000)	-
Changes in operating assets and liabilities:
Accounts receivable	15,116,822	(4,657,577)
Prepaid expenses and other assets	309,766	256,026
Accounts payable	(757,725)	529,254
Accrued expenses	(4,601,842)	546,474
Deferred revenue	(33,965,053)	53,833,828
Other non-current liabilities	155,218	245,701
Net cash (used in) provided by operating activities	(8,790,792)	25,768,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured investments	250,000	450,000
Purchases of property and equipment	(9,500)	-
Net cash provided by investing activities	240,500	450,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	(14,324)	(20,418)
Payment of withholding taxes related to restricted
stock units	(45,165)	(222)
Payment on notes payable obligations	(6,000,000)	(3,666,666)
Proceeds from the exercise of options and warrants	145,615	114,358
Proceeds from the sale of common stock and
warrants, net of costs	-	23,856,972
Net cash (used in) provided by financing activities	(5,913,874)	20,284,024

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,464,166)	46,502,547

CASH AND CASH EQUIVALENTS, beginning of period	40,200,324	8,002,668

CASH AND CASH EQUIVALENTS, end of period	$25,736,158	$54,505,215

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$876,394	$1,299,731
Unrealized gain on available-for-sale investments	590	525

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2018 of $343,853,980 and had net losses and income for the three and nine months ended March 31, 2018 of $739,183 and $12,894,640, respectively. The Company anticipates incurring losses in the future as a result of spending on its development programs and will require substantial additional financing to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2018, the Company’s cash and cash equivalents were $25,736,158 and current liabilities were $13,609,551, net of deferred revenue of $585,519. The Company intends to utilize existing capital resources for general corporate purposes and working capital, and preclinical and clinical development of the Company’s other product candidates and programs, including natriuretic peptide receptor and melanocortin receptor programs.

Management believes that the Company’s existing capital resources, together with proceeds received from sales of common stock in the Company’s “at-the-market” program (if any) (Note 14), will be adequate to fund the Company’s planned operations through at least June 30, 2019. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the U.S. Food and Drug Administration (“FDA”). If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents, accounts receivable and investments. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and nine months ended March 31, 2018, the Company reported $8,962,709 and $41,516,370, respectively, in license and contract revenue related to a license agreement with AMAG for bremelanotide for North America (“License Agreement with AMAG”) (Note 5). In addition, for the nine months ended March 31, 2018, the Company reported $5,000,000 in license revenue related to a license agreement with Fosun for bremelanotide for China and certain other Asian territories (“License Agreement with Fosun”) (Note 6). For the three and nine months ended March 31, 2017, the Company reported $10,823,748 in contract revenue related to the License Agreement with AMAG.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(2)
BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2018 may not necessarily be indicative of the results of operations expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, filed with the SEC, which includes consolidated financial statements as of June 30, 2017 and 2016 and for each of the fiscal years in the three-year period ended June 30, 2017.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $25,461,335 and $40,019,336 in a money market account as of March 31,2018 and June 30, 2017, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,324,562 and $2,281,989 as of March 31, 2018 and June 30, 2017, respectively.

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

Accrued Expenses – Third parties perform a significant portion of the Company’s development activities. The Company reviews the activities performed under all contracts each quarter and accrues expenses and the amount of any reimbursement to be received from collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If the Company does not identify services performed but not billed by the service-provider, or if the Company underestimates or overestimates the value of services performed as of a given date, reported expenses will be understated or overstated.

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

Pursuant to the License Agreement with Fosun (Note 6) and the License Agreement with Kwangdong (Note 7), $500,000 and $82,500, respectively, was withheld in accordance with tax withholding requirements in China and the Republic of Korea, respectively, and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and nine months ended March 31, 2018, the Company recorded an income tax benefit of $18,746 and an income tax expense of $307,389, respectively, related to these transactions and the remaining balance of $275,111 was included in prepaid expenses and other current assets at March 31, 2018. Any potential credit to be received by the Company on its United States tax returns is currently offset by the Company’s valuation allowance.

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the Tax Cuts and Jobs Act (the "2017 Tax Act"). The 2017 Tax Act significantly revises U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory corporate income tax rate from 35% to 21%, (b) eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expenses and certain employee expenses, and (c) repealing the federal alternative minimum tax (“AMT”) and providing for the refund of existing AMT credits.

As a result of the 2017 Tax Act, during the quarter ended December 31, 2017, the Company recorded a tax benefit of $500,000 related to the release of a valuation allowance against an AMT credit; accordingly, $500,000 is included in Other long-term assets at March 31, 2018. In addition, as a result of the enactment of the new corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse and with the exception of the AMT credit, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

The June 30, 2017 tax return was filed during the quarter ended March 31, 2018. As a result, the Company did not incur AMT liability. The Company has an income tax receivable of $500,000 from previously paying tax that can be refunded in the future.

Net (Loss) Income per Common Share – Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, “Earnings per Share,” which includes guidance pertaining to the warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that were exercisable for nominal consideration and, therefore, to the extent not yet exercised are considered in the computation of basic and diluted net loss per common share. As of March 31, 2018, all warrants exercisable for nominal value have been converted into common stock.

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three and nine months ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Net (loss) income	$(739,183)	$(3,564,662)	$12,894,640	$(26,646,851)

Denominator:
Weighted average common shares outstanding - Basic	197,485,758	196,580,519	197,277,286	179,841,133

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	-	-	3,610,611	-
Restricted stock units	-	-	1,825,066	-
Weighted average common shares outstanding - Diluted	197,485,758	196,580,519	202,712,963	179,841,133

Net (loss) income per common share:
Basic	$(0.00)	$(0.02)	$0.07	$(0.15)
Diluted	$(0.00)	$(0.02)	$0.06	$(0.15)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

As of March 31, 2018 and 2017, common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants (excluding the Series A 2012, Series B 2012, Series C 2014, Series E 2015 and Series I 2016 warrants issued in connection with the July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering as such warrants, to the extent not yet exercised, are already included in the weighted average number of common shares outstanding used in computing basic net (loss) income per common share since they are exercisable for nominal consideration), and the vesting of restricted stock units amounted to an aggregate of 46,773,540 and 36,222,569 shares, respectively, and are excluded from the weighted average number of common shares outstanding used in computing basic net (loss) income per common share. For the nine months ended March 31, 2018, an additional 5,435,677 common shares are included in the computation of diluted EPS using the treasury stock and if-converted methods. However, for the three months ended March 31, 2018 and the three and nine months ended March 31, 2017, no additional common shares were added in the computation of diluted EPS because to do so would have been anti-dilutive.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, related to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short-term lease and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

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
(unaudited)

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to defer the effective date of the new standard until fiscal years beginning after December 15, 2017 with early application permitted for fiscal years beginning after December 15, 2016. With the deferral, the new standard is effective for the Company on July 1, 2018. In addition, in April 2016 the FASB issued ASU No. 2016-10, Identifying Performance Obligations and Licensing, which addresses various issues associated with identifying performance obligations, licensing of intellectual property, royalty considerations, and other matters. ASU No. 2016-10 is effective in connection with ASU No. 2014-09. The two permitted transition methods under ASU 2014-09 are the full retrospective method, in which case the new standard would be applied to each prior period presented and the cumulative effect of applying the standard would be recognized as of the earliest period reported, or the modified retrospective method, in which case the cumulative effect of applying the new standard would be recognized as of the date of initial application. The Company is engaged in an ongoing review to assess the impact to its financial statements, including an assessment of the Company’s three key contracts, and is evaluating the effect that these standards will have on its consolidated financial statements and related disclosures.

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

The Company has determined there is no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement with AMAG, represent a combined unit of accounting which totals $85,000,000. The Company is recognizing revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completes its development obligations. For the three and nine months ended March 31, 2018, the Company recognized $8,962,709 and $41,516,370, respectively, as license and contract revenue related to this transaction. As of March 31, 2018, and June 30, 2017, there was $585,519 and $35,050,572, respectively, of current deferred revenue on the consolidated balance sheet related to this transaction.

In addition, pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, the Company is eligible to receive from AMAG: (i) up to $80,000,000 in specified regulatory payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of annual net sales amounts for all Products in the Territory.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

 (6)
AGREEMENT WITH FOSUN:

On September 6, 2017, the Company entered into the License Agreement with Fosun for exclusive rights to commercialize bremelanotide in the territories of the People's Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R.

Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and nine months ended March 31, 2018, the Company recorded an income tax benefit of $15,765 and an income tax expense of $264,202, respectively, utilizing an estimated effective annual income tax rate applied to (loss) income for the three and nine months ended March 31, 2018 and the remaining balance of $235,798 was included in prepaid expenses and other current assets at March 31, 2018. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for bremelanotide has been entered into. Palatin has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

 (7)
AGREEMENT WITH KWANGDONG:

On November 21, 2017, the Company entered into the License Agreement with Kwangdong for exclusive rights to commercialize bremelanotide in the Republic of Korea.

Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and will be recorded as an expense during the fiscal year ending June 30, 2018. Based upon certain refund provisions, the upfront payment has been recorded as non-current deferred revenue at March 31, 2018. For the three and nine months ended March 31, 2018, the Company recorded an income tax benefit of $2,981 and an income tax expense of $43,187, respectively, utilizing an estimated effective annual income tax rate applied to (loss) income for the three and nine months ended March 31, 2018 and the remaining balance of $39,313 was included in prepaid expenses and other current assets at March 31, 2018. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. Palatin has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets consist of the following:

	March 31, 2018	June 30, 2017
Clinical study costs	$232,508	$657,069
Insurance premiums	5,426	182,966
Foreign withholding tax (Notes 6 & 7)	275,111	-
Other	188,411	171,186
	$701,456	$1,011,221

(9)
INVESTMENTS:

The following summarizes the carrying value of the Company’s available-for-sale investments, which consist of corporate debt securities:

	March 31, 2018	June 30, 2017
Cost	$-	$262,023
Amortization of premium	-	(11,596)
Gross unrealized loss	-	(590)
Fair value	$-	$249,837

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

The following table provides the assets carried at fair value measured on a recurring basis:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2018:
Money market account	$25,461,335	$25,461,335	$-	$-
June 30, 2017:
Money market account	$40,019,336	$40,019,336	$-	$-
Corporate debt securities	249,837	249,837	-	-
TOTAL	$40,269,173	$40,269,173	$-	$-

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(11)
ACCRUED EXPENSES:

Accrued expenses consist of the following:

	March 31, 2018	June 30, 2017
Clinical study costs	$4,428,593	$9,138,827
Other research related expenses	393,411	217,307
Professional services	45,269	434,768
Other	1,027,604	730,196
	$5,894,877	$10,521,098

 (12)
NOTES PAYABLE:

Notes payable consist of the following:

	March 31, 2018	June 30, 2017
Notes payable under venture loan	$8,333,333	$14,333,334
Unamortized related debt discount	(53,558)	(143,524)
Unamortized debt issuance costs	(29,770)	(83,215)
Notes payable	8,250,005	14,106,595

Less: current portion	6,921,032	7,824,935

Long-term portion	$1,328,973	$6,281,660

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility is a four year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet at March 31,2018 and June 30, 2017. In addition, a final incremental payment of $500,000 is due on January 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at March 31, 2018 and June 30, 2017. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement include customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of March 31, 2018, the Company was in compliance with all of its loan covenants.

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

The Series E warrants were exercisable immediately upon issuance at an initial exercise price of $0.01 per share. As of December 31, 2017, all of the Series E warrants were exercised. The Series F warrants are exercisable at an initial exercise price of $0.91 per share, are exercisable immediately upon issuance and expire on the fifth anniversary of the date of issuance. The Series F warrants are subject to limitation on exercise if QVT and its affiliates would beneficially own more than 9.99% (4.99% for the other accredited investment fund holder) of the total number of the Company’s shares of common stock outstanding following such exercise.

During the nine months ended March 31, 2018 and 2017, the Company issued 23,344,451 and 27,989,685 shares, respectively of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share, and during the nine months ended March 31, 2018, the Company received $114,384 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share. As of March 31, 2018, all warrants with an exercise price of $0.01 per share had been exercised.

Stock Options – In December 2017, the Company granted 1,200,000 options to its executive officers and 225,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The fair value of these options is $691,171 and $126,130, respectively. The Company is amortizing the fair value of these options over a 48-month vesting period for its executive officers and over a 36-month vesting period for its non-employee directors. The Company recognized $53,709 and $71,613 of stock-based compensation expense related to these options during the three and nine months ended March 31, 2018.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Also, in December 2017, the Company granted 1,075,000 and 125,000 performance-based options to its executive officers and employees, respectively, which vest during a performance period ending on December 31, 2020, if and upon i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of bremelanotide for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options, as calculated under a multifactor Monte Carlo simulation, is $602,760. The Company is amortizing the fair value over the derived service period of 1.1 years. The Company recognized $205,743 and $247,777 of stock-based compensation expense related to these options during the three and nine months ended March 31, 2018.

In September 2017, the Company granted 54,000 options to a newly appointed non-employee director under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $18,176 over a 48-month vesting period. The Company recognized $1,136 and $2,651, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2018.

In June 2017, the Company granted 1,797,000 options to its executive officers, 780,000 options to its employees and 378,000 options to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these options of $445,533, $194,689 and $89,220, respectively, over the vesting period of the options. The Company recognized $62,096 and $187,109, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2018.

In September 2016, the Company granted 828,000 options to its executive officers and 336,000 options to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the options vesting over a 48-month period, consisting of 595,000 options granted to its executive officers and all options granted to its employees, of $188,245 and $106,303, respectively, over the vesting period. The Company recognized $17,537 and $52,943, respectively, of stock-based compensation expense related to these options during the three and nine months ended March 31, 2018 and $16,426 and $38,210, respectively, during the three and nine months ended March 31, 2017. The remaining 233,000 options granted to the Company’s executive officers vested 12 months from the date of grant, and the Company amortized the fair value of these options of $67,160 over this vesting period. The Company recognized $11,193 of stock-based compensation expense related to these options during the nine months ended March 31, 2018 and $16,370 and $36,238, respectively, during the three and nine months ended March 31, 2017.

Unless otherwise stated, stock options granted to the Company’s executive officers and employees vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

During the three and nine months ended March 31, 2018, the Company received $31,231 and issued 56,400 shares of common stock pursuant to the exercise of options.

Restricted Stock Units – In December 2017, the Company granted 1,200,000 restricted stock units to its executive officers, 225,000 restricted stock units to its non-employee directors and 545,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The fair value of these restricted stock units is $1,020,000, $191,250 and $463,250, respectively. For executive officers and employees, the restricted stock units vest 25% on the first, second, third and fourth anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 33 1/3% on the first, second and third anniversary dates from the date of grant. The Company recognized $222,350 and $269,290 of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018.

Also, in December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which vest during a performance period, ending on December 31, 2020, if and upon i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for bremelanotide for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of bremelanotide for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, is $913,750 and $569,500, respectively. The Company is amortizing the fair value over the derived service period of 1.1 years. The Company recognized $506,132 and $612,982 of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

In September 2017, the Company granted 54,000 restricted stock units to a newly appointed non-employee director under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $27,000 over a 48- month vesting period. The Company recognized $3,516 and $7,930, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018.

In June 2017, the Company granted 1,140,000 restricted stock units to its executive officers, 780,000 restricted stock units to its employees and 378,000 restricted stock units to its non-employee directors under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of these restricted stock units of $421,800, $288,600, and $139,860, respectively, over the vesting period. The Company recognized $150,364 and $473,568, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018.

In September 2016, the Company granted 558,000 restricted stock units to its executive officers, 350,500 of which vest over 24 months and 207,500 of which vested over 12 months, and 336,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. The Company is amortizing the fair value of the restricted stock units of $284,580 and $171,360, respectively, over the vesting periods. The Company recognized $13,228 and $104,711, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018 and $76,822 and $177,554, respectively, during the three and nine months ended March 31, 2017.

In December 2015, the Company granted 625,000 performance-based restricted stock units to its executive officers and 200,000 performance-based restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan, which vest during the performance period, ending December 31, 2017, if and upon the earlier of: i) achievement of a closing price for the Company’s common stock equal to or greater than $1.20 per share for 20 consecutive trading days, which is considered a market condition, or ii) entering into a collaboration agreement (U.S. or global) of bremelanotide for FSD, which is considered a performance condition. This performance condition was deemed met as of February 2, 2017, the effective date of the License Agreement with AMAG. Prior to meeting the performance condition, the Company determined that it was not probable of achievement on the date of grant since meeting the condition was outside the control of the Company. The fair value of these awards, as calculated under a multifactor Monte Carlo simulation, was $338,250 and was recognized over the derived service period which was through December 2016. The Company recognized $55,410 and $142,289, respectively, of stock-based compensation expense related to these restricted stock units during the three and six months ended December 31, 2016. Upon the achievement of the performance condition, which occurred in the three-month period ended March 31, 2017, the grant date fair value was utilized and an incremental $222,075 was recognized as stock-based compensation expense during the three months ended March 31, 2017. The Company recognized $364,364 of stock-based compensation expense related to these restricted stock units during the nine months ended March 31, 2017.

Also, in December 2015, the Company granted 625,000 restricted stock units to its executive officers, 340,000 restricted stock units to its non-employee directors and 200,000 restricted stock units to its employees under the Company’s 2011 Stock Incentive Plan. For executive officers and employees, the restricted stock units vest 25% on the date of grant and 25% on the first, second and third anniversary dates from the date of grant. For non-employee directors, the restricted stock units vest 50% on the first and second anniversary dates from the date of grant. The Company is amortizing the fair value of these restricted stock units of $425,000, $231,200 and $136,000, respectively, over the vesting period of the restricted stock units. The Company recognized $11,404 and $66,914, respectively, of stock-based compensation expense related to these restricted stock units during the three and nine months ended March 31, 2018 and $41,079 and $228,331, respectively, during the three and nine months ended March 31, 2017.

Unless otherwise stated, restricted stock units granted to the Company’s executive officers, employees and non-employee directors vest over 24 months, 48 months and 12 months, respectively.

Stock-based compensation expense for the three and nine months ended March 31, 2018 for equity-based instruments issued other than the stock options and restricted stock units described above was $81,857 and $262,291, respectively, and $178,708 and $560,024, respectively, for the three and nine months ended March 31, 2017.

(14)
SUBSEQUENT EVENTS:

At-the-Market Offering – On April 20, 2018, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Canaccord 3.0% of the gross proceeds as a commission. Between April 20, 2018 and May 11, 2018, a total of 203,900 shares of common stock were sold through Canaccord under the Equity Distribution Agreement for net proceeds of $243,696, after payment of commission fees of $7,537. The Company has no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement.

Outstanding Common Stock – Between April 1, 2018 and May 11, 2018, the Company issued 2,995,807 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.80 and received proceeds of $2,396,646 upon exercise.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2017, have not changed as of March 31, 2018. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

The following drug development programs are actively under development:

●
Bremelanotide, an as-needed subcutaneous injectable product for the treatment of HSDD in premenopausal women. Bremelanotide is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In two pivotal Phase 3 clinical studies of bremelanotide for HSDD in premenopausal women, bremelanotide met the pre-specified co-primary efficacy endpoints of improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments. In March 2018, our exclusive North American licensee for bremelanotide, AMAG, submitted a New Drug Application (“NDA”) to the FDA for bremelanotide for the treatment of HSDD in premenopausal women. We have also licensed rights to bremelanotide in China to Fosun and in Korea to Kwangdong.

●
Melanocortin peptide system program, focused on development of treatments for a variety of inflammatory disease indications. PL-8177 is a selective melanocortin receptor 1 (“MC1r”) agonist peptide we have designated as our lead clinical development candidate for inflammatory bowel diseases. We have filed an Investigational New Drug (“IND”) application and announced dosing of human subjects in a Phase 1 clinical safety study in February 2018. A dual melanocortin receptor 1 and 5 peptide we developed, PL-8331, is a preclinical development candidate for treating ocular inflammation. We anticipate completing IND preclinical enabling activities on PL-8331 later this calendar year; and

●
Natriuretic peptide system program, including PL3994, a natriuretic peptide receptor-A (“NPR-A”) agonist, for treatment of cardiovascular indications. PL3994, a synthetic mimetic of the neuropeptide hormone atrial natriuretic peptide (“ANP”), is in development for treatment of heart failure, and is scheduled to start Phase 2A clinical trials later this calendar year. A dual natriuretic peptide receptor A and C agonist we developed, PL-5028, is in preclinical development for cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis. We may file an IND application in the first half of calendar year 2019, and thereafter initiate a Phase 1 clinical safety study.

The following chart illustrates the status of our drug development programs.

Our Phase 3 studies for HSDD in premenopausal women, called the RECONNECT studies, consisted of two double-blind placebo-controlled, randomized parallel group studies comparing the as desired use of 1.75 mg of bremelanotide versus placebo, in each case, delivered via a subcutaneous auto-injector. Each trial consisted of more than 600 patients randomized in a 1:1 ratio to either the treatment arm or placebo with a 24-week evaluation period. In both clinical trials, bremelanotide met the pre-specified co-primary efficacy endpoints of median improvement in desire and decrease in distress associated with low sexual desire as measured using validated patient-reported outcome instruments.

After completion of the trial, women in the trials had the option to continue in an open-label safety extension study for an additional 52 weeks. Nearly 80% of patients who completed the randomized portion of the study elected to remain in the open-label portion of the study.

In the Phase 3 clinical trials, the most frequent adverse events were nausea, flushing, and headache, which were generally mild-to-moderate in intensity and were transient.

We retain worldwide rights for bremelanotide for HSDD and all other indications outside North America, Korea and China. We are actively seeking potential partners for marketing and commercialization rights for bremelanotide for HSDD outside the licensed territories. However, we may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.

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

Results of Operations

Three and Nine Months Ended March 31, 2018 Compared to the Three and Nine Months Ended March 31, 2017

Revenue – For the three and nine months ended March 31, 2018, we recognized $8,962,709 and $46,516,370, respectively, in revenue, of which $8,962,709 and $41,516,370, respectively, was attributable to our License Agreement with AMAG. For the nine months ended March 31, 2018, $5,000,000 in revenue was attributable to our License Agreement with Fosun. For the three and nine months ended March 31, 2017 we recognized $10,823,748 in revenue, all of which was attributable to our License Agreement with AMAG.

On January 8, 2017, we entered into the License Agreement with AMAG which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the License Agreement with AMAG, AMAG reimbursed us $25,000,000 for reasonable, documented, direct out-of-pocket expenses we incurred following the Effective Date of the License Agreement with AMAG in connection with the development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States less certain other expenses directly paid or to be paid by AMAG.

On September 6, 2017, we entered into the License Agreement with Fosun, for exclusive rights to commercialize bremelanotide in the territories of the People's Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R., which provided for $5,000,000 as a one-time non-refundable upfront payment. Pursuant to the License Agreement with Fosun, $500,000 was withheld in accordance with tax withholding requirements in China and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and nine months ended March 31, 2018, the Company recorded an income tax benefit of $15,765 and an income tax expense of $264,202, respectively, related to this transaction.

On November 21, 2017, we entered into the License Agreement with Kwangdong, for exclusive rights to commercialize bremelanotide in the Republic of Korea, which provided for a $500,000 as a one-time refundable upfront payment, which has been recorded as non-current deferred revenue as of March 31, 2018. Pursuant to the License Agreement with Kwangdong, $82,500 was withheld in accordance with tax withholding requirements in South Korea and will be recorded as an expense during the fiscal year ending June 30, 2018. For the three and nine months ended March 31, 2018, the Company recorded an income tax benefit of $2,981 and an income tax expense of $43,187, respectively, related to this transaction.

Research and Development – Research and development expenses were $7,068,849 and $27,277,830, respectively for the three and nine months ended March 31, 2018, compared to $9,062,316 and $28,422,975, respectively, for the three and nine months ended March 31, 2017.

Research and development expenses related to our bremelanotide, PL-3994, MC1r, MC4r and other preclinical programs were $5,342,113 and $23,377,721, respectively, for the three and nine months ended March 31, 2018, compared to $7,904,690 and $25,206,757, respectively, for the three and nine months ended March 31, 2017. Spending to date has been primarily related to our bremelanotide for the treatment of HSDD program. The fluctuations in research and development expenses for the periods presented are mainly attributable to the progression of the Phase 3 clinical trial and development of bremelanotide for HSDD program. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to bremelanotide and PL-3994 into human clinical trials.

The amounts of project spending noted above exclude general research and development spending, which was $1,726,736 and $3,900,109, respectively, for the three and nine months ended March 31, 2018 compared to $1,157,626 and $3,216,218, respectively, for the three and nine months ended March 31, 2017. The increase in general research and development spending is primarily attributable to employee-related expenses.

Cumulative spending from inception to March 31, 2018 is approximately $303,100,000 on our bremelanotide program and approximately $128,600,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein and in our Annual Report on Form 10-K for the year ended June 30, 2017, under “Risk Factors,” including the difficulty in estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development, be successfully completed, or generate net cash inflows.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $2,411,302 and $5,581,066, respectively, for the three and nine months ended March 31, 2018 compared to $4,773,696 and $7,289,342, respectively, for the three and nine months ended March 31, 2017. The decrease in general and administrative expenses is primarily attributable to professional services rendered in connection with our License Agreement with AMAG in 2017.

Other Income (Expense) – Other income (expense) was $(240,487) and $(955,445), respectively, for the three and nine months ended March 31, 2018 compared to $(552,398) and $(1,758,282), respectively, for the three and nine months ended March 31, 2017. For the three and nine months ended March 31, 2018, we recognized $86,496 and $219,578, respectively, of investment income offset by $(326,983) and $(1,175,023), respectively, of interest expense primarily related to our venture debt. For the three and nine months ended March 31, 2017, we recognized $6,304 and $18,940, respectively, of investment income offset by $(558,702) and $(1,777,222), respectively, of interest expense primarily related to our venture debt.

Income Tax Benefit – Net income tax benefit was $18,746 and $192,611, respectively, for the three and nine months ended March 31, 2018. Pursuant to the 2017 Tax Act, during the quarter ended December 31, 2017, we recorded a tax benefit of $500,000 related to the release of a valuation allowance against an AMT credit. We filed the June 30, 2017 tax return during the quarter ended March 31, 2018 and as a result was not subject to AMT liability. This benefit is offset by $307,389 in income tax expense for the nine months ended March 31, 2018. We recorded a benefit of $18,746 during the three months ended March 31, 2018 based on its estimated effective tax rate. No income tax expense or benefit was recognized for the three and nine months ended March 31, 2017.

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

During the nine months ended March 31, 2018, cash used in operating activities was $8,790,792, compared to cash provided by operating activities of $25,768,523 for the nine months ended March 31, 2017. Higher net cash outflows from operations in the nine months ended March 31, 2018 was primarily the result of the cash payments received in the prior period relating to our license agreement with AMAG. Our periodic prepaid expenses, accounts payable and accrued expenses balances will continue to be highly dependent on the timing of our operating costs.

During the nine months ended March 31, 2018, cash provided by investing activities was $240,500, consisting of $250,000 in proceeds from the maturity of investments offset by $9,500, which was used for the purchase of equipment. During the nine months ended March 31, 2017, cash provided by investing activities was $450,000 relating to proceeds from the maturity of investments.

During the nine months ended March 31, 2018, net cash used in financing activities was $5,913,874, which consisted of $6,000,000 for the payment on notes payable, and $59,489 for capital lease payments and the payment of withholding taxes related to restricted stock units, offset by proceeds from the exercise of options and warrants of $145,615. During the nine months ended March 31, 2017 net cash provided by financing activities was $20,284,024, which consisted of net proceeds from our underwritten offerings in August and December 2016 of $23,856,972 and proceeds from the exercise of warrants of $114,358 offset by $3,687,306 for the payment on notes payable, capital lease payments and payment of withholding taxes.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities, entering into licensing agreements or collaboration arrangements. As of March 31, 2018, our cash and cash equivalents were $25,736,158 and our current liabilities were $13,609,551, net of deferred revenue of $585,519.

We intend to utilize existing capital resources and sales of stock under the equity distribution agreement for general corporate purposes and working capital, and preclinical and clinical development of our MC1r and MC4r peptide programs and PL-3994 natriuretic peptide, and development of other portfolio products.

We believe that our existing capital resources, together with proceeds received from sales of common stock in our “at-the-market” program (if any), will be adequate to fund our planned operations through at least June 30, 2019. We will need additional funding to complete required clinical trials for our product candidates and development programs other than bremelanotide and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any claim or legal proceeding.

Item 1A.  Risk Factors.

This report and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. These statements are not guarantees of future performance, and they involve certain risks, uncertainties and assumptions that are difficult to predict. You should carefully consider the risks and uncertainties described below and the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed financial statements and the related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Risks Related to Our Financial Results and Need for Financing

We have a history of substantial net losses, may continue to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of March 31, 2018, we had an accumulated deficit of $343.9 million, with net income for the nine months ended March 31, 2018 of $12.9 million. We may not achieve or sustain profitability in future years, which is dependent on numerous factors, including whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products. If we attain sustained profitability, it will not be until the fiscal year ending June 30, 2019 at the earliest, and then only if the FDA approves the NDA on bremelanotide for HSDD.

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

We intend to focus future efforts on our product candidates other than bremelanotide, including our MC1r and natriuretic peptide programs. As of March 31, 2018, we had cash and cash equivalents of $25.7 million, with current liabilities of $13.6 million, net of deferred revenue of $0.6 million. We believe we currently have sufficient existing capital resources, together with proceeds received from sales of common stock in our “at-the-market” program (if any), to fund our planned operations through at least June 30, 2019. We will need additional funding to complete development activities and required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Our future capital requirements depend on many factors, including:

●
our ability to enter into one or more licensing or similar agreements for bremelanotide outside of North America, Korea and China;
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

Our operations are primarily focused on acquiring, developing and securing our proprietary technology, conducting preclinical and clinical studies and formulating and manufacturing, through contract manufacturers, our principal product candidates on a small-scale basis. These operations provide a limited basis for stockholders to assess our ability to commercialize our product candidates.

While we have completed Phase 3 clinical trials on bremelanotide for HSDD in premenopausal women, and with AMAG have filed an NDA on bremelanotide for HSDD with the FDA, we have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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
●
the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant the FDA’s current Good Manufacturing Practices (“GMP”) regulations;
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

To date, we have invested most of our efforts and financial resources in the research and development of bremelanotide for HSDD, which is currently our lead product candidate. We licensed all rights to bremelanotide in North America to AMAG, and were contractually obligated to complete development and regulatory activities necessary to file an NDA for bremelanotide for HSDD in the United States, for which AMAG reimbursed us for $25 million of expenses we incurred less certain other expenses directly paid or to be paid by AMAG. We licensed rights to bremelanotide for China to Fosun and licensed rights to bremelanotide for Korea to Kwangdong, but depending on the regulatory approval pathway utilized in China or Korea, approval in China or Korea may be contingent on approval of an NDA for bremelanotide for HSDD in the United States.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful development, regulatory approval and commercialization of bremelanotide for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

●
timely completion of, or need to conduct additional clinical trials and studies, for our product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;
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

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through the sale of bremelanotide for HSDD by AMAG, Fosun and Kwangdong or through the sale of any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

We do not control the development or commercialization of bremelanotide in North America, which is licensed to AMAG, and as a result we may not realize a significant portion of the potential value of the license arrangement with AMAG.

Although we conducted development work to support an NDA for bremelanotide in HSDD, the license agreement with AMAG for bremelanotide in North America limits our control over development activities, including regulatory approvals, and we do not have any direct control over commercialization efforts. AMAG may abandon further development of bremelanotide in its licensed territory, including terminating the agreement, for any reason, including a change of priorities within AMAG or lack of success in ancillary clinical trials necessary to obtain regulatory approvals. Because the potential value of the license arrangement with AMAG is contingent upon the successful development and commercialization of bremelanotide in the United States and other countries in the licensed territory, the ultimate value of this license will depend on the efforts of AMAG. If AMAG does not succeed in obtaining regulatory approval of bremelanotide in the United States for any reason, does not succeed in securing market acceptance of bremelanotide in the United States, or elects for any reason to discontinue marketing of bremelanotide, we will be unable to realize the potential value of this arrangement and would experience significant delays or an inability to successfully commercialize bremelanotide.

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

Our product candidates other than bremelanotide are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

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
●
difficulty in obtaining institutional review board (“IRB”) approval for studies to be conducted at each site;
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

We may not be able to secure and maintain relationships with research institutions and organizations to conduct our clinical trials.

We rely on research institutions and organizations to conduct our clinical trials, and we therefore have limited control over the timing and cost of clinical trials and our ability to recruit subjects. If we are unable to reach agreements with suitable research institutions or organizations on acceptable terms, or if any such agreement is terminated, we may be unable to quickly replace the research institution or organization with another qualified institution or organization on acceptable terms. We may not be able to secure and maintain suitable research institutions or organizations to conduct our clinical trials.

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

●
availability of reimbursement for our products from third-party payers such as health insurers, health maintenance organizations (“HMOs”) and government programs such as Medicare and Medicaid; and

●
advantages over alternative treatment methods.

There is one FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi®, and started marketing in October 2015. The actual market size and market dynamics for HSDD are unknown, and there is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use hormones and other drugs, we may not be able to realize this perceived advantage in the market. Bremelanotide is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, bremelanotide as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of bremelanotide from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for erectile dysfunction (“ED”) drugs, and that the ultimate user may pay a substantial part of the cost of bremelanotide for HSDD. If the market opportunity for bremelanotide is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from bremelanotide. If bremelanotide for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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

Flibanserin, a daily-use oral drug sold under the trade name Addyi®, has been approved by the FDA for HSDD in premenopausal women. There are other products being developed for HSDD and other FSD indications, including a number of oral combination drugs, some of which incorporate testosterone, antidepressants or PDE-5 inhibitors. There is competition to develop drugs for treatment of HSDD and FSD in both premenopausal and postmenopausal patients. Our bremelanotide drug product is intended to be administered by subcutaneous injection, and an as desired drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous bremelanotide noncompetitive.

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

In the ordinary course of our business, we collect, store and transmit confidential information. Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on industry accepted measures and technology to secure confidential and proprietary information maintained on our computer systems. However, these measures and technology may not adequately prevent security breaches. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates that could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to us. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, intellectual property, research and development or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may in the future employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

●
the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for bremelanotide, PL-3994 and PL-8177, and our preclinical programs for melanocortin and natriuretic peptide drug candidates, depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in the regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose a risk evaluation and mitigation strategy (“REMS”) on a product if the FDA believes there is a reason to monitor the safety of the drug in the marketplace. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if need be. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Satisfaction of FDA pre-market approval requirements for new drugs typically takes a number of years and the actual time required for approval may vary substantially based upon the type, complexity and novelty of the product or disease to be treated by the drug. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information, demonstrating compliance with applicable GMP requirements. Once the submission has been accepted for filing, the FDA generally has twelve months to review the application and respond to the applicant. Such response may be an approval or may be a “complete response letter” outlining additional data or steps that must be completed prior to further FDA review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical trials is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of the advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Therefore, our proposed products could take a significantly longer time than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our business, financial condition and results of operations would be materially adversely affected.

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

U.S. and foreign governments continue to propose and pass legislation designed to reduce the cost of healthcare. For example, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (“MMA”), expanded Medicare coverage for drugs purchased by Medicare beneficiaries and introduced new reimbursement methodologies. In addition, this law provided authority for limiting the number of drugs that will be covered in any therapeutic class. Until our products are approved and drug plan formulary listing decisions are made, we do not know what impact the MMA and similar laws will have on the availability of coverage for and the price that we receive for any approved products. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payers often follow Medicare policies in setting their own reimbursement policies, and any reduction in reimbursement that results from the MMA may result in similar reductions by private payers.

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

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges, as well as efforts by the Trump administration to repeal or replace certain aspects of the ACA . Since January 2017, President Trump has signed two executive orders and other directives designed to delay, circumvent, or loosen certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed repeal legislation, the 2017 Tax Act includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Congress may consider other legislation to repeal or replace elements of the ACA. Because of the continued uncertainty about the implementation of the ACA, including the potential for further legal challenges or repeal of the ACA, we cannot quantify or predict with any certainty the likely impact of the ACA or its repeal on our business, prospects, financial condition or results of operations.

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

Interference, derivation or other proceedings brought at the United States Patent and Trademark Office (“USPTO”) may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Our patent applications and the enforcement or defense of our issued patents may be impacted by the application of or changes in U.S. and foreign standards.

The standards that the USPTO and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product candidates. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, inter-parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

While we cannot predict with certainty the impact the Leahy-Smith Act or any potential future changes to the U.S. or foreign patent systems will have on the operation of our business, the Leahy-Smith Act and such future changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and cash flows and future prospects.

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

In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws and agreements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, our competitors may independently develop substantially equivalent technologies and processes or gain access to our trade secrets or technology, either of which could materially and adversely affect our competitive position.

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

For the 12-month period ended March 31, 2018, the price of our stock has been volatile, ranging from a high of $1.20 per share to a low of $0.29 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of March 31, 2018. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on March 31, 2018, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on any of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As of March 31, 2018, there were 46,773,540 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting of restricted stock units.

As of March 31, 2018, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●
60,592 shares issuable on the conversion of our immediately convertible Series A Convertible Preferred Stock, subject to adjustment, for no further consideration;

●
11,481,412 shares issuable upon the exercise of stock options at a weighted-average exercise price of $0.73 per share;

●
8,831,683 shares issuable under restricted stock units which vest on dates between June 11, 2018 and December 12, 2021, subject to the fulfillment of service or performance conditions, and some of which are subject to delivery restrictions; and

●
26,399,853 shares issuable upon the exercise of warrants at a weighted-average exercise price of $0.77 per share.

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

Our failure to meet the continued listing requirements of the NYSE American could result in a de-listing of our common stock.

Our common shares are listed on the NYSE American, a national securities exchange, under the symbol “PTN”. Although we currently meet the NYSE American’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that we will be able to continue to meet the NYSE American’s listing requirements. If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE American may take steps to de-list our common stock. If the NYSE American delists our securities for trading on its exchange, we could face significant material adverse consequences, including:

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

Such a de-listing would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a de-listing, we may take actions to restore our compliance with the NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum bid price requirement or prevent future non-compliance with the NYSE American’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common shares are considered to be covered securities because they are listed on the NYSE American. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE American, our common stock would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer purchases of equity securities. We have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees in certain grants with the option to withhold shares to satisfy tax withholding amounts due upon the vesting of restricted stock units granted under our 2011 Stock Incentive Plan. The following 24,170 shares were withheld during the three-month period ended March 31, 2018 at the direction of the employees as permitted in specific grants under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1-31, 2018	-	$-	-	-
February 1-28, 2018	-	-	-	-
March 1-31, 2018	24,170	0.86	-	-
Total	24,170	$0.86	-	-

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 14, 2018	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 14, 2018	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X