Form 10-Q
period 2018-12-31
PALATIN TECHNOLOGIES INC
filed 2019-02-11
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 8, 2019): 203,063,429.

PALATIN TECHNOLOGIES, INC.

i

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

ii

●
the potential to achieve revenues from the sale of our product candidates;

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$24,658,024	$38,000,171
Prepaid expenses and other current assets	535,147	513,688
Total current assets	25,193,171	38,513,859

Property and equipment, net	136,153	164,035
Other assets	338,916	338,916
Total assets	$25,668,240	$39,016,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619,900	$2,223,693
Accrued expenses	1,101,045	2,103,021
Notes payable, net of discount	2,321,123	5,948,763
Other current liabilities	486,474	487,488
Total current liabilities	4,528,542	10,762,965

Notes payable, net of discount	-	332,898
Deferred revenue	-	500,000
Other non-current liabilities	-	456,038
Total liabilities	4,528,542	12,051,901

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of December 31, 2018 and June 30, 2018	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 203,063,429 shares as of December 31, 2018 and 200,554,205 shares as of June 30, 2018	2,030,634	2,005,542
Additional paid-in capital	361,379,336	357,005,233
Accumulated deficit	(342,270,312)	(332,045,906)
Total stockholders’ equity	21,139,698	26,964,909
Total liabilities and stockholders’ equity	$25,668,240	$39,016,810

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

REVENUES:
License and contract	$-	$10,612,153	$34,505	$37,553,661

OPERATING EXPENSES:
Research and development	2,961,656	6,045,884	6,584,347	20,208,981
General and administrative	2,088,565	1,625,189	4,129,147	3,169,764
Total operating expenses	5,050,221	7,671,073	10,713,494	23,378,745

(Loss) income from operations	(5,050,221)	2,941,080	(10,678,989)	14,174,916

OTHER INCOME (EXPENSE):
Investment income	100,169	81,356	253,752	133,082
Interest expense	(92,298)	(391,363)	(299,169)	(848,040)
Total other income (expense), net	7,871	(310,007)	(45,417)	(714,958)

(Loss) income before income taxes	(5,042,350)	2,631,073	(10,724,406)	13,459,958
Income tax benefit	-	399,120	-	173,865

NET (LOSS) INCOME	$(5,042,350)	$3,030,193	$(10,724,406)	$13,633,823

Basic net (loss) income per common share	$(0.02)	$0.02	$(0.05)	$0.07

Diluted net (loss) income per common share	$(0.02)	$0.01	$(0.05)	$0.07

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	206,487,984	197,238,056	205,724,321	197,175,316

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	206,487,984	202,711,616	205,724,321	200,430,824

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net (loss) income	$(5,042,350)	$3,030,193	$(10,724,406)	$13,633,823

Other comprehensive income :
Unrealized gain on available-for-sale investments	-	153	-	590

Total comprehensive (loss) income	$(5,042,350)	$3,030,346	$(10,724,406)	$13,634,413

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
  (unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2018	4,030	$40	203,032,129	$2,030,321	$360,370,494	$(337,227,962)	$25,172,893
Stock-based compensation	-	-	-	-	978,794	-	978,794
Sale of common stock , net of costs	-	-	31,300	313	30,048	-	30,361
Net loss	-	-	-	-	-	(5,042,350)	(5,042,350)
Balance, December 31, 2018	4,030	$40	203,063,429	$2,030,634	$361,379,336	$(342,270,312)	$21,139,698

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	4,030	$40	200,554,205	$2,005,542	$357,005,233	$(332,045,906)	$26,964,909
Cumulative effect of accounting change	-	-	-	-	-	500,000	500,000
Stock-based compensation	-	-	319,817	3,198	2,209,181	-	2,212,379
Sale of common stock , net of costs	-	-	2,256,445	22,564	2,230,244	-	2,252,808
Withholding taxes related to restricted stock units	-	-	(67,038)	(670)	(65,322)	-	(65,992)
Net loss	-	-	-	-	-	(10,724,406)	(10,724,406)
Balance, December 31, 2018	4,030	$40	203,063,429	$2,030,634	$361,379,336	$(342,270,312)	$21,139,698

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional	Accumulated Other Comprehensive
	Preferred Stock		Common Stock		Paid-in	Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, September 30, 2017	4,030	$40	184,393,007	$1,843,930	$350,276,851	$(153)	$(346,144,990)	$5,975,678
Stock-based compensation	-	-	-	-	620,029	-	-	620,029
Warrant exercises	-	-	10,980,232	109,802	(109,802)	-	-	-
Unrealized gains on investments	-	-	-	-	-	153	-	153
Net income	-	-	-	-	-	-	3,030,193	3,030,193
Balance, December 31, 2017	4,030	$40	195,373,239	$1,953,732	$350,787,078	$-	$(343,114,797)	$9,626,053

					Additional	Accumulated Other Comprehensive
	Preferred Stock		Common Stock		Paid-in	Income	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit	Total
Balance, June 30, 2017	4,030	$40	160,515,361	$1,605,153	$349,974,538	$(590)	$(356,743,785)	$(5,164,644)
Cumulative effect of accounting change	-	-	-	-	4,835	-	(4,835)	-
Stock-based compensation	-	-	75,071	751	1,041,149	-	-	1,041,900
Warrant exercises	-	-	34,782,807	347,828	(233,444)	-	-	114,384
Unrealized gains on investments	-	-	-	-	-	590	-	590
Net income	-	-	-	-	-	-	13,633,823	13,633,823
Balance, December 31, 2017	4,030	$40	195,373,239	$1,953,732	$350,787,078	-	$(343,114,797)	$9,626,053

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,724,406)	$13,633,823
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	27,882	28,886
Non-cash interest expense	39,462	104,108
Stock-based compensation	2,212,379	1,041,900
Deferred income tax benefit	-	(500,000)
Changes in operating assets and liabilities:
Accounts receivable	-	15,116,822
Prepaid expenses and other assets	(21,459)	(277,283)
Accounts payable	(1,603,793)	(847,600)
Accrued expenses	(1,001,976)	(4,968,942)
Deferred revenue	-	(25,002,344)
Other liabilities	42,948	112,174
Net cash used in operating activities	(11,028,963)	(1,558,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments	-	250,000
Purchases of property and equipment	-	(9,500)
Net cash provided by investing activities	-	240,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	-	(14,324)
Payment of withholding taxes related to restricted
stock units	(65,992)	(24,380)
Payment on notes payable obligations	(4,500,000)	(4,000,000)
Proceeds from the exercise of common stock warrants	-	114,384
Proceeds from the sale of common stock,
net of costs	2,252,808	-
Net cash used in financing activities	(2,313,184)	(3,924,320)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,342,147)	(5,242,276)

CASH AND CASH EQUIVALENTS, beginning of period	38,000,171	40,200,324

CASH AND CASH EQUIVALENTS, end of period	$24,658,024	$34,958,048

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$260,890	$632,185
Cash paid for income taxes	-	500,000

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

A New Drug Application (“NDA”) has been submitted to the U.S. Food and Drug Administration (“FDA”) for Vyleesi by our exclusive North American licensee, AMAG Pharmaceuticals, Inc. (“AMAG”), and accepted for filing by the FDA, with an FDA decision on approval expected in the second quarter of calendar year 2019. Palatin has also licensed rights to Vyleesi to Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, the “Chinese Territories”), and Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”).

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2018 of $342,270,312 and a net loss for the three and six months ended December 31, 2018 of $5,042,350 and $10,724,406, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2018, the Company’s cash and cash equivalents were $24,658,024 and current liabilities were $4,528,542. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s existing capital resources, together with proceeds received from sales of common stock in the Company’s “at-the-market” program (if any), will be adequate to fund the Company’s planned operations through at least March 31, 2020. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the six months ended December 31, 2018, the Company reported $34,505 in license and contract revenue related to a license agreement with AMAG for Vyleesi for North America (“AMAG License Agreement”) (Note 5). For the three and six months ended December 31, 2017, the Company reported $10,612,153 and $32,553,661, respectively, in contract revenue related to the AMAG License Agreement. In addition, for the six months ended December 31, 2017, the Company reported $5,000,000 in license revenue related to a license agreement with Fosun (the “Fosun License Agreement”) (Note 6).

Trading – The Company’s common stock is listed on the NYSE American under the symbol “PTN”.

(2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2018 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $24,466,104 and $37,808,099 in a money market account at December 31, 2018 and June 30, 2018, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,366,440 and $2,338,558 as of December 31, 2018 and June 30, 2018, respectively.

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

Notes to Consolidated Financial Statements
(unaudited)

The impact of adoption of ASC Topic 606 on the Company’s consolidated balance sheet as of December 31, 2018 is as follows:

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	Impact of change in accounting policies
	As reported December 31, 2018	Adjustments	As reported without adoption of ASC Topic 606
ASSETS
Current assets:
Cash and cash equivalents	$24,658,024	$-	$24,658,024
Prepaid expenses and other current assets	535,147	-	535,147
Total current assets	25,193,171	-	25,193,171
			-
Property and equipment, net	136,153	-	136,153
Other assets	338,916	-	338,916
Total assets	$25,668,240	$-	$25,668,240
			-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$619,900	$-	$619,900
Accrued expenses	1,101,045	-	1,101,045
Notes payable, net of discount	2,321,123	-	2,321,123
Other current liabilities	486,474	-	486,474
Total current liabilities	4,528,542	-	4,528,542
			-
Notes payable, net of discount	-	-	-
Deferred revenue	-	500,000	500,000
Other non-current liabilities	-	-	-
Total liabilities	4,528,542	500,000	5,028,542

Stockholders’ equity:
Preferred stock	40	-	40
Common stock	2,030,634	-	2,030,634
Additional paid-in capital	361,379,336	-	361,379,336
Accumulated deficit	(342,270,312)	(500,000)	(342,770,312)
Total stockholders’ equity	21,139,698	(500,000)	20,639,698
Total liabilities and stockholders’ equity	$25,668,240	$-	$25,668,240

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

Income Taxes – The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company has recorded and continues to maintain a full valuation allowance against its deferred tax assets based on the history of losses incurred.

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

During the year ended June 30, 2018, the Company recorded income tax expense of $82,500, which consisted of $500,000 that was withheld in accordance with tax withholding requirements in the Chinese Territories related to the Fosun License Agreement (Note 6) and $82,500, which was withheld in accordance with tax withholding requirements in Korea related to the Kwangdong License Agreement (Note 7). The total income tax expense related to withholding requirements of $582,500 was offset by an income tax benefit of $500,000, which resulted from the 2017 Tax Act, under which AMT credits became refundable, and therefore a $500,000 benefit related to the release of a valuation allowance against an AMT credit was recorded during the three and six months ended December 2017. The Company’s June 30, 2017 tax return was filed during the three months ended March 31, 2018 and the Company did not incur an AMT liability. As a result, as of December 31, 2018 and June 30, 2018, the Company has a current income tax receivable of $218,000 and a long-term income tax receivable of $282,000 from estimated AMT that can be refunded in the future.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three and six months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Net (loss) income	$(5,042,350)	$3,030,193	$(10,724,406)	$13,633,823

Denominator:
Weighted average common shares - Basic	206,487,984	197,238,056	205,724,321	197,175,316

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	-	3,525,013	-	1,792,803
Restriced stock units	-	1,948,547	-	1,462,705
Weighted average common shares - Diluted	206,487,984	202,711,616	205,724,321	200,430,824

Net (loss) income per common share:
Basic	$(0.02)	$0.02	$(0.05)	$0.07
Diluted	$(0.02)	$0.01	$(0.05)	$0.07

As of December 31, 2017, common shares issuable upon the exercise of outstanding options and warrants, excluding outstanding warrants exercisable for nominal consideration, and the vesting of restricted stock units in an aggregate amount of 1,146,250 shares were excluded from the weighted average number of common shares used in computing diluted net income per common share because they were anti-dilutive during the period or the minimum performance requirements or market conditions had not been met. For the three and six months ended December 31, 2018, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2018 was 40,850,175.

Included in the weighted average common shares used in computing basic and diluted net income (loss) per common share are 3,952,875 and 2,121,113 vested RSUs that have not been issued as of December 31, 2018 and 2017, respectively, due to a provision in the RSU agreements to delay delivery.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(4)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606.   This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808), including the alignment of unit of account guidance between the two topics.  The guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted.  The guidance is applicable to the Company beginning July 1, 2020. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company adopted this guidance during the six months ended December 31, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019, with early adoption permitted. The Company is currently evaluating the impact that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The Company adopted this guidance during the six months ended December 31, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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
(unaudited)

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

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. For the three and six months ended December 31, 2017, the Company recognized $10,612,153 and $32,553,661, respectively, as license and contract revenue. During the six months ended December 31, 2018, license and contract revenue included additional billings for AMAG related Vyleesi costs of $34,505.

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

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2018	June 30, 2018
Clinical study costs	$175,915	$145,994
Insurance premiums	19,366	42,605
Other	339,866	325,089
	$535,147	$513,688

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2018:
Money market account	$24,466,104	$24,466,104	$-	$-
June 30, 2018:
Money market account	$37,808,099	$37,808,099	$-	$-

(10)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31, 2018	June 30, 2018
Clinical study costs	$324,969	$983,410
Other research related expenses	351,025	590,236
Professional services	74,830	297,731
Severance	349,854	115,362
Other	367	116,282
	$1,101,045	$2,103,021

(11)
NOTES PAYABLE:

Notes payable consist of the following:

	December 31, 2018	June 30, 2018
Notes payable under venture loan	$2,333,333	$6,333,334
Unamortized related debt discount	(8,257)	(33,535)
Unamortized debt issuance costs	(3,953)	(18,138)
Notes payable	2,321,123	6,281,661

Less: current portion	2,321,123	5,948,763

Long-term portion	$-	$332,898

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which was amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on January 1, 2019, or upon early repayment of the loan. This final incremental payment was being accreted to interest expense over the term of the related debt and was included in other liabilities on the consolidated balance sheet. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were being amortized to interest expense over the term of the related debt. During the three months ended December 31, 2018, the loan matured and on December 31, 2018, the Company made the final incremental payment of $500,000.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at December 31, 2018 and June 30, 2018. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt and is included in other current liabilities on the consolidated balance sheet as of December 31, 2018. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes both the 2014 venture loan and the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also has agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of December 31, 2018, the Company was in compliance with all of its loan covenants.

(12)
STOCKHOLDERS’ EQUITY

Financing Transactions – On April 20, 2018, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Canaccord 3.0% of the gross proceeds as a commission. For the three and six months ended December 31, 2018, 31,300 and 2,256,445 shares of the Company’s common stock were sold through Canaccord under the Equity Distribution Agreement for net proceeds of $30,361 and $2,252,808, respectively, after payment of commission fees of $939 and $69,674, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company has no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement.

Stock Purchase Warrants – During the three and six months ended December 31, 2017, the Company issued 10,980,232 and 23,344,451 shares, respectively, of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share. During the six months ended December 31, 2017, the Company received $114,384 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share.

Stock Options – For the three and six months ended December 31, 2018, the Company recorded stock-based compensation related to stock options of $317,704 and $641,407, respectively. For the three and six months ended December 31, 2017, the Company recorded stock-based compensation related to stock options of $204,633 and $364,507, respectively.

In July 2018, the terms of certain options were modified to accelerate vesting and extend the option life. As a result the Company recorded additional stock-based compensation of $109,004 during the six months ended December 31, 2018. There were no such modifications during the six months ended December 31, 2017.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - July 1, 2018	12,775,462	$0.76	7.7

Granted	-	-
Forfeited	(133,851)	0.53
Expired	(129,150)	1.77

Outstanding - December 31, 2018	12,512,461	$0.75	7.2	$1,171,032

Exercisable at December 31, 2018	6,837,011	$0.77	6.0	$544,282

Expected to vest at December 31, 2018	5,675,450	$0.73	8.7	$626,750

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

Restricted Stock Units – For the three and six months ended December 2018, the Company recorded stock-based compensation related to restricted stock units of $661,090 and $1,461,968, respectively. For the three and six months ended December 2017, the Company recorded stock-based compensation related to restricted stock units of $415,396 and $677,393, respectively.

A summary of restricted stock unit activity is as follows:

Number of RSUs
Outstanding at July 1, 2018	9,323,876
Granted	-
Forfeited	(178,851)
Vested	(319,817)
Outstanding at December 31, 2018	8,825,208

Included in outstanding RSUs in the table above are 3,952,875 vested shares that have not been issued as of December 31, 2018 due to a provision in the RSU agreements to delay delivery.

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

Critical Accounting Policies and Estimates

Except for the adoption of ASC Topic 606, our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2018, have not changed during the six months ended December 31, 2018. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

Vyleesi. Vyleesi is a subcutaneous injectable product for the treatment of HSDD in premenopausal women. Vyleesi is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In March 2018, our exclusive North American licensee for Vyleesi, AMAG, submitted an NDA to the FDA for Vyleesi for the treatment of HSDD in premenopausal women, which was accepted for filing and review by the FDA. In November 2018, AMAG announced that the FDA requested additional data assessing 24-hour ambulatory blood pressure with short term daily use of Vyleesi, which study is ongoing. The Prescription Drug User Fee Act (“PDUFA”) date for completion of FDA review of the Vyleesi NDA was extended by three months to June 23, 2019. We have also licensed rights to Vyleesi to Fosun for the Chinese Territories and Kwangdong for Korea.

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

After completing the studies, patients had the option to continue in an open-label safety extension study for an additional 52 weeks. Nearly 80% of patients who completed the randomized portion of the study elected to remain in the open-label portion of the study. In the Phase 3 clinical trials, the most frequent adverse events were nausea, flushing, injection site reactions and headache, which were generally mild-to-moderate in intensity and were transient.

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

●
PL-8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, with potential applicability for a number of other diseases. We filed an Investigational New Drug (“IND”) application on PL-8177 in late 2017 and have completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study, with favorable results issued in a press release dated November 8, 2018. We started a clinical study with oral dosing of PL-8177 in human subjects in the fourth quarter of calendar year 2018, with data expected in the first quarter of calendar year 2019.

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

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, New Jersey 08512 and our telephone number is (609) 495-2200. We maintain an Internet site at www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Quarterly Report on Form 10-Q. The reference to our website is an inactive textual reference only.

Results of Operations

Three and Six Months Ended December 31, 2018 Compared to the Three and Six Months Ended December 31, 2017:

Revenue – For the three and six months ended December 31, 2018, we recognized $0 and $34,505 in revenue pursuant to our license agreement with AMAG compared to $10,612,153 and $37,553,661 in revenue for the three and six months ended December 31, 2017 pursuant to our license agreements with AMAG and Fosun.

On January 8, 2017, we entered into the AMAG License Agreement that provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG reimbursed us $25,000,000, less certain expenses directly paid or to be paid by AMAG, for reasonable, documented, direct out-of-pocket expenses we incurred following the effective date of the License Agreement in connection with development and regulatory activities necessary to file an NDA for Vyleesi for HSDD in the United States. For the three and six months ended December 31, 2017, we recognized $10,612,153 and $32,553,661, respectively, of revenue related to this agreement under the input-based proportional method.

On September 6, 2017, we entered into the Fosun License Agreement for exclusive rights to commercialize Vyleesi in the Chinese Territories, which provided for $5,000,000 as a one-time non-refundable upfront payment, which was recorded as revenue during the six months ended December 31, 2017. Pursuant to the Fosun License Agreement, $500,000 was withheld in accordance with tax withholding requirements in the Chinese Territories and was recorded as an expense during the year ended June 30, 2018.

Research and Development – Research and development expenses were $2,961,656 and $6,584,347, respectively, for the three and six months ended December 31, 2018 compared to $6,045,884 and $20,208,981, respectively for the three and six months ended December 31, 2017. The decrease related primarily to completion of our Vyleesi Phase 3 clinical trial program and ancillary studies necessary to file an NDA for Vyleesi for HSDD in March 2018.

Research and development expenses related to our Vyleesi, PL-3994, PL-8177, MC1r, MC4r and other preclinical programs were $2,174,366 and $4,118,606, respectively, for the three and six months ended December 31, 2018 compared to $4,850,502 and $18,035,608, respectively, for the three and six months ended December 31, 2017. Spending to date has been primarily related to our Vyleesi for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the conclusion of Phase 3 clinical trial and development of Vyleesi for HSDD in March 2018. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Vyleesi, PL-8177 and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $787,290 and $2,465,741, respectively, for the three and six months ended December 31, 2018 compared to $1,195,382 and $2,173,373, respectively for the three and six months ended December 31, 2017. The fiscal year to date increase in general research and development spending is primarily attributable to an increase in stock-based compensation.

Cumulative spending from inception to December 31, 2018 was approximately $307,500,000 on our Vyleesi program and approximately $136,300,000 on all of our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2018, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $2,088,585 and $4,129,147, respectively, for the three and six months ended December 31, 2018 compared to $1,625,189 and $3,169,764, respectively, for the three and six months ended December 31, 2017. The increase in general and administrative expenses is primarily attributable to an increase in employee-related expenses recognized during the three and six months ended December 31, 2018.

Other Income (Expense) – Total other income (expense), net was $7,871 and $(45,417), respectively, for the three and six months ended December 31, 2018 compared with $(310,007) and $(714,958), respectively, for the three and six months ended December 31 2017. For the three months ended December 31, 2018, we recognized $100,169 of investment income offset by $(92,298) of interest expense primarily related to our venture debt and for the six months ended December 31, 2018 we recognized $(299,169) of interest expense offset by $253,752 investment income. For the three and six months ended December 31, 2017 we recognized $(391,363) and $(848,040), respectively, of interest expense primarily related to our venture debt offset by $81,356 and $133,082, respectively, of investment income. Interest expense has decreased as we pay down our venture debt.

Income Taxes – No income tax expense was recorded for the three and six months ended December 31, 2018. Income tax benefit was $399,120 and $173,865, respectively, for the three and six months ended December 31, 2017 related to the foreign withholding tax requirements of the Fosun License Agreement.

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

During the six months ended December 31, 2018, net cash used in operating activities was $11,028,963 compared to $1,558,456 for the six months ended December 31, 2017. The increase in cash used in operations for the six months ended December 31, 2018 compared with the six months ended December 31, 2017 was the result of lower cash receipts relating to the AMAG License Agreement.

During the six months ended December 31, 2018, net cash provided by investing activities was $0 compared to $240,500 for the six months ended December 31, 2017. The decrease in cash provided by investing activities for the six months ended December 31, 2018 compared to the six months ended December 31,2017 was the result of proceeds from the maturity of investments during the six months ended December 31, 2017.

During the six months ended December 31, 2018, net cash used in financing activities was $2,313,184, which consisted of payment on notes payable obligations of $4,500,000 and withholding taxes related to restricted stock units of $65,992 offset by proceeds from the sale of common stock of $2,252,808 in our “at-the-market” program. During the six months ended December 31, 2017, net cash used in financing activities was $3,924,320, which consisted of payments on notes payable obligations of $4,000,000, withholding taxes related to restricted stock units of $24,380, and capital lease obligations of $14,324, offset by proceeds from the exercise of warrants of $114,384.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and enter into licensing or collaboration arrangements. As of December 31, 2018, our cash and cash equivalents were $24,658,024 and our current liabilities were $4,528,542.

We intend to utilize existing capital resources for general corporate purposes and working capital, including Vyleesi, preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources, together with proceeds received from sales of common stock in our “at-the-market” program (if any), will be adequate to fund our planned operations through at least March 31, 2020. We will need additional funding to complete required clinical trials for our product candidates and development programs other than Vyleesi and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31 2018. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 11, 2019	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 11, 2019	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)