Form 10-Q
period 2019-03-31
PALATIN TECHNOLOGIES INC
filed 2019-05-09
CIK 911216

  UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10 - Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	PTN	NYSE American

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 8, 2019): 203,063,429.

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

●
our expectations regarding the timing of actions by the Food and Drug Administration (“FDA”) on our application for approval of Vyleesi™ (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”), which is a type of female sexual dysfunction (“FSD”);

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$19,813,349	$38,000,171
Prepaid expenses and other current assets	697,178	513,688
Total current assets	20,510,527	38,513,859

Property and equipment, net	156,648	164,035
Other assets	338,916	338,916
Total assets	$21,006,091	$39,016,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,773	$2,223,693
Accrued expenses	2,640,208	2,103,021
Notes payable, net of discount	1,328,973	5,948,763
Other current liabilities	495,169	487,488
Total current liabilities	4,939,123	10,762,965

Notes payable, net of discount	-	332,898
Deferred revenue	-	500,000
Other non-current liabilities	-	456,038
Total liabilities	4,939,123	12,051,901

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares:
Series A Convertible: issued and outstanding 4,030 shares as of March 31, 2019 and June 30, 2018	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 203,063,429 shares as of March 31, 2019 and 200,554,205 shares as of June 30, 2018	2,030,634	2,005,542
Additional paid-in capital	362,033,736	357,005,233
Accumulated deficit	(347,997,442)	(332,045,906)
Total stockholders’ equity	16,066,968	26,964,909
Total liabilities and stockholders’ equity	$21,006,091	$39,016,810

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

REVENUES:
License and contract	$-	$8,962,709	$34,505	$46,516,370

OPERATING EXPENSES:
Research and development	3,943,982	7,068,849	10,528,329	27,277,830
General and administrative	1,818,796	2,411,302	5,947,943	5,581,066
Total operating expenses	5,762,778	9,480,151	16,476,272	32,858,896

(Loss) income from operations	(5,762,778)	(517,442)	(16,441,767)	13,657,474

OTHER INCOME (EXPENSE):
Investment income	107,460	86,496	361,212	219,578
Interest expense	(71,812)	(326,983)	(370,981)	(1,175,023)
Total other income (expense), net	35,648	(240,487)	(9,769)	(955,445)

(Loss) income before income taxes	(5,727,130)	(757,929)	(16,451,536)	12,702,029
Income tax benefit	-	18,746	-	192,611

NET (LOSS) INCOME	$(5,727,130)	$(739,183)	$(16,451,536)	$12,894,640

Basic net (loss) income per common share	$(0.03)	$(0.00)	$(0.08)	$0.07

Diluted net (loss) income per common share	$(0.03)	$(0.00)	$(0.08)	$0.06

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	207,016,304	197,485,758	206,148,695	197,277,286

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	207,016,304	197,485,758	206,148,695	202,712,963

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net (loss) income	$(5,727,130)	$(739,183)	$(16,451,536)	$12,894,640

Other comprehensive income :
Unrealized gain on available-for-sale investments	-	-	-	590

Total comprehensive (loss) income	$(5,727,130)	$(739,183)	$(16,451,536)	$12,895,230

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2018	4,030	$40	203,063,429	$2,030,634	$361,379,336	$(342,270,312)	$21,139,698
Stock-based compensation	-	-	-	-	654,400	-	654,400
Net loss	-	-	-	-	-	(5,727,130)	(5,727,130)
Balance, March 31, 2019	4,030	$40	203,063,429	$2,030,634	$362,033,736	$(347,997,442)	$16,066,968

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	4,030	$40	200,554,205	$2,005,542	$357,005,233	$(332,045,906)	$26,964,909
Cumulative effect of accounting change	-	-	-	-	-	500,000	500,000
Stock-based compensation	-	-	319,817	3,198	2,863,581	-	2,866,779
Sale of common stock , net of costs	-	-	2,256,445	22,564	2,230,244	-	2,252,808
Withholding taxes related to restricted stock units	-	-	(67,038)	(670)	(65,322)	-	(65,992)
Net loss	-	-	-	-	-	(16,451,536)	(16,451,536)
Balance, March 31, 2019	4,030	$40	203,063,429	$2,030,634	$362,033,736	$(347,997,442)	$16,066,968

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2017	4,030	$40	195,373,239	$1,953,732	$350,787,078	$-	$(343,114,797)	$9,626,053
Stock-based compensation	-	-	75,158	752	1,328,320	-	-	1,329,072
Witholding taxes related to restricted stock units	-	-	(27,465)	(275)	(20,511)	-	-	(20,786)
Option exercises	-	-	56,400	564	30,667	-	-	31,231
Net loss	-	-	-	-	-	-	(739,183)	(739,183)
Balance, March 31, 2018	4,030	$40	195,477,332	$1,954,773	$352,125,554	$-	$(343,853,980)	$10,226,387

	Preferred Stock		Common Stock		AdditionalPaid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2017	4,030	$40	160,515,361	$1,605,153	$349,974,538	$(590)	$(356,743,785)	$(5,164,644)
Cumulative effect of accounting change	-	-	-	-	4,835	-	(4,835)	-
Stock-based compensation	-	-	150,229	1,503	2,369,469	-	-	2,370,972
Witholding taxes related to restricted stock units	-	-	(27,465)	(275)	(20,511)	-	-	(20,786)
Warrant exercises	-	-	34,782,807	347,828	(233,444)	-	-	114,384
Option exercises			56,400	564	30,667	-	-	31,231
Unrealized gains on investments	-	-	-	-	-	590	-	590
Net income	-	-	-	-	-	-	12,894,640	12,894,640
Balance, March 31, 2018	4,030	$40	195,477,332	$1,954,773	$352,125,554	-	$(343,853,980)	$10,226,387

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(16,451,536)	$12,894,640
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	43,526	42,573
Non-cash interest expense	47,312	143,837
Stock-based compensation	2,866,779	2,370,972
Deferred income tax benefit	-	(500,000)
Changes in operating assets and liabilities:
Accounts receivable	-	15,116,822
Prepaid expenses and other assets	(183,490)	309,766
Accounts payable	(1,748,920)	(757,725)
Accrued expenses	537,187	(4,601,842)
Deferred revenue	-	(33,965,053)
Other liabilities	51,643	155,218
Net cash used in operating activities	(14,837,499)	(8,790,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of investments	-	250,000
Purchases of property and equipment	(36,139)	(9,500)
Net cash (used in) provided by investing activities	(36,139)	240,500

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	-	(14,324)
Payment of withholding taxes related to restricted
stock units	(65,992)	(45,165)
Payment on notes payable obligations	(5,500,000)	(6,000,000)
Proceeds from the exercise of common stock warrants	-	114,384
Proceeds from the exercise of stock options	-	31,231
Proceeds from the sale of common stock,
net of costs	2,252,808	-
Net cash used in financing activities	(3,313,184)	(5,913,874)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,186,822)	(14,464,166)

CASH AND CASH EQUIVALENTS, beginning of period	38,000,171	40,200,324

CASH AND CASH EQUIVALENTS, end of period	$19,813,349	$25,736,158

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$316,159	$876,394
Cash paid for income taxes	-	500,000

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2019 of $347,997,442 and a net loss for the three and nine months ended March 31, 2019 of $5,727,130 and $16,451,536, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2019, the Company’s cash and cash equivalents were $19,813,349 and current liabilities were $4,939,123. The Company intends to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s existing capital resources, together with proceeds received from sales of common stock in the Company’s “at-the-market” program (if any), will be adequate to fund the Company’s planned operations through at least May 31, 2020. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations would be materially adversely affected.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the nine months ended March 31, 2019, the Company reported $34,505 in license and contract revenue related to a license agreement with AMAG for Vyleesi for North America (“AMAG License Agreement”) (Note 5). For the three and nine months ended March 31, 2018, the Company reported $8,962,709 and $41,516,370, respectively, in license and contract revenue related to the AMAG License Agreement. In addition, for the nine months ended March 31, 2018, the Company reported $5,000,000 in license revenue related to a license agreement with Fosun (the “Fosun License Agreement”) (Note 6).

Trading – The Company’s common stock is listed on the NYSE American under the symbol “PTN”.

(2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2019 may not necessarily be indicative of the results of operations expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2018 and 2017 and for each of the fiscal years in the three-year period ended June 30, 2018.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $19,645,741 and $37,808,099 in a money market account at March 31, 2019 and June 30, 2018, respectively.

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

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company (“FDIC”).

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,382,085 and $2,338,558 as of March 31, 2019 and June 30, 2018, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The impact of adoption of ASC Topic 606 on the Company’s consolidated balance sheet as of March 31, 2019 is as follows:

	As reported March 31, 2019	Adjustments	As reported without adoption of ASC Topic 606
ASSETS
Current assets:
Cash and cash equivalents	$19,813,349	$-	$19,813,349
Prepaid expenses and other current assets	697,178	-	697,178
Total current assets	20,510,527	-	20,510,527
			-
Property and equipment, net	156,648	-	156,648
Other assets	338,916	-	338,916
Total assets	$21,006,091	$-	$21,006,091
			-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,773	$-	$474,773
Accrued expenses	2,640,208	-	2,640,208
Notes payable, net of discount	1,328,973	-	1,328,973
Other current liabilities	495,169	-	495,169
Total current liabilities	4,939,123	-	4,939,123
			-
Notes payable, net of discount	-	-	-
Deferred revenue	-	500,000	500,000
Other non-current liabilities	-	-	-
Total liabilities	4,939,123	500,000	5,439,123

Stockholders’ equity:
Preferred stock	40	-	40
Common stock	2,030,634	-	2,030,634
Additional paid-in capital	362,033,736	-	362,033,736
Accumulated deficit	(347,997,442)	(500,000)	(348,497,442)
Total stockholders’ equity	16,066,968	(500,000)	15,566,968
Total liabilities and stockholders’ equity	$21,006,091	$-	$21,006,091

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

Other provisions enacted include a new provision designed to tax low-taxed income of foreign subsidiaries (i.e., GILTI and a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits from controlled foreign corporations. The Company does not have any foreign subsidiaries, and thus these provisions do not apply.

During the year ended June 30, 2018, the Company recorded income tax expense of $82,500, which consisted of $500,000 that was withheld in accordance with tax withholding requirements in the Chinese Territories related to the Fosun License Agreement (Note 6) and $82,500, which was withheld in accordance with tax withholding requirements in Korea related to the Kwangdong License Agreement (Note 7), offset by an income tax benefit of $500,000. The tax benefit of $500,000 resulted from the 2017 Tax Act, under which AMT credits became refundable, and therefore a $500,000 benefit related to the release of a valuation allowance against an AMT credit was recorded during the three and nine months ended March 2018. The Company’s June 30, 2017 tax return was filed during the three months ended March 31, 2018 and the Company did not incur an AMT liability. As a result, as of March 31, 2019 and June 30, 2018, the Company has a current income tax receivable of $218,000 and a long-term income tax receivable of $282,000 from estimated fiscal 2018 AMT that can be refunded in the future.

Net (Loss) Income per Common Share - Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share, which includes guidance pertaining to the warrants issued in connection with the Company’s July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that were exercisable for nominal consideration and, therefore, to the extent not yet exercised were considered in the computation of basic and diluted net (loss) income per common share. As of November 21, 2017, all warrants exercisable for nominal value had been converted into common stock.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three and nine months ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Net (loss) income	$(5,727,130)	$(739,183)	$(16,451,536)	$12,894,640

Denominator:
Weighted average common shares - Basic	207,016,304	197,485,758	206,148,695	197,277,286

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	-	-	-	3,610,611
Restriced stock units	-	-	-	1,825,066
Weighted average common shares - Diluted	207,016,304	197,485,758	206,148,695	202,712,963

Net (loss) income per common share:
Basic	$(0.03)	$(0.00)	$(0.08)	$0.07
Diluted	$(0.03)	$(0.00)	$(0.08)	$0.06

As of March 31, 2018, common shares issuable upon the exercise of outstanding options and warrants, excluding outstanding warrants exercisable for nominal consideration, and the vesting of restricted stock units in an aggregate amount of 1,146,250 shares were excluded from the weighted average number of common shares used in computing diluted net income per common share because they were anti-dilutive during the period or the minimum performance requirements or market conditions had not been met. For the three and nine months ended March 31, 2019 no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2019 was 40,819,113.

Included in the weighted average common shares used in computing basic and diluted net income (loss) per common share are 3,952,875 and 2,049,249 vested restricted stock units that had not been issued as of March 31, 2019 and 2018, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

In August 2018, the SEC issued Final Rule 33-10532, Disclosure Update and Simplification, which amends certain disclosure requirements that were redundant, duplicative, overlapping or superseded by other SEC disclosure requirements. The amendments generally eliminated or otherwise reduced certain disclosure requirements of various SEC rules and regulations. However, in some cases, the amendments require additional information to be disclosed, including changes in stockholders’ equity in interim periods. The rule is effective 30 days after its publication in the Federal Register. The rule was posted on October 4, 2018. On September 25, 2018, the SEC released guidance advising it will not object to a registrant adopting the requirement to include changes in stockholders’ equity in the Form 10-Q for the first quarter beginning after the effective date of the rule. The Company adopted this guidance effective for the period ended September 30, 2018.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company adopted this guidance during the nine months ended March 31, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The Company adopted this guidance during the nine months ended March 31, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. For the three and nine months ended March 31, 2018 the Company recognized $8,962,709 and $41,516,370, respectively, as license and contract revenue. During the nine months ended March 31, 2019 license and contract revenue included additional billings for AMAG related Vyleesi costs of $34,505.

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

Notes to Consolidated Financial Statements
(unaudited)

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31, 2019	June 30, 2018
Clinical study costs	$327,871	$145,994
Insurance premiums	7,746	42,605
Other	361,561	325,089
	$697,178	$513,688

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2019:
Money market account	$19,645,741	$19,645,741	$-	$-
June 30, 2018:
Money market account	$37,808,099	$37,808,099	$-	$-

(10)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2019	June 30, 2018
Clinical study costs	$1,902,723	$983,410
Other research related expenses	439,029	590,236
Professional services	40,000	297,731
Severance	180,466	115,362
Other	77,990	116,282
	$2,640,208	$2,103,021

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(11)
NOTES PAYABLE:

Notes payable consist of the following:

	March 31, 2019	June 30, 2018
Notes payable under venture loan	$1,333,333	$6,333,334
Unamortized related debt discount	(2,948)	(33,535)
Unamortized debt issuance costs	(1,412)	(18,138)
Notes payable	1,328,973	6,281,661

Less: current portion	1,328,973	5,948,763

Long-term portion	$-	$332,898

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which was amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on January 1, 2019, or upon early repayment of the loan. This final incremental payment was accreted to interest expense over the term of the related debt and included in other liabilities on the consolidated balance sheet. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were amortized to interest expense over the term of the related debt. During the three months ended December 31, 2018, the loan matured, and on December 31, 2018, the Company made the final incremental payment of $500,000.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet at March 31, 2019 and June 30, 2018. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt and is included in other current liabilities on the consolidated balance sheet as of March 31, 2019. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

The Company’s obligations under the 2015 amended and restated loan agreement, which includes the 2015 venture loan, are secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement includes customary affirmative and restrictive covenants, but does not include any covenants to attain or maintain specified financial metrics. The loan agreement includes customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, and the lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the loan agreement. As of March 31, 2019, the Company was in compliance with all of its loan covenants.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(12)
STOCKHOLDERS’ EQUITY

Financing Transactions – On April 20, 2018, the Company entered into an equity distribution agreement (the “Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Canaccord 3.0% of the gross proceeds as a commission. For the three and nine months ended March 31, 2019, 0 and 2,256,445 shares of the Company’s common stock were sold through Canaccord under the Equity Distribution Agreement for net proceeds of $0 and $2,252,808, respectively, after payment of commission fees of $0 and $69,674, respectively.

The Company has no obligation to sell any shares under the Equity Distribution Agreement and may at any time suspend solicitation and offers under the Equity Distribution Agreement.

Stock Purchase Warrants – During the nine months ended March 31, 2018, the Company issued 23,344,451 shares of common stock pursuant to the cashless exercise provisions of warrants at an exercise price of $0.01 per share and received $114,384 and issued 11,438,356 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.01 per share.

Stock Options – For the three and nine months ended March 31, 2019, the Company recorded stock-based compensation related to stock options of $244,528 and $885,935, respectively. For the three and nine months ended March 31, 2018, the Company recorded stock-based compensation related to stock options of $403,464 and $767,971, respectively.

In July 2018, the terms of certain options were modified to accelerate vesting and extend the option life. As a result, the Company recorded additional stock-based compensation of $109,004 during the nine months ended March 31, 2019. There were no such modifications during the nine months ended March 31, 2018.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - July 1, 2018	12,775,462	$0.76	7.7

Granted	-	-
Forfeited	(164,913)	0.54
Expired	(129,150)	1.77

Outstanding - March 31, 2019	12,481,399	$0.75	6.8	$2,950,910

Exercisable at March 31, 2019	6,870,074	$0.78	5.5	$1,560,726

Expected to vest at March 31, 2019	5,611,325	$0.73	8.5	$1,390,184

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Included in the options outstanding above are 1,075,000 and 125,000 performance-based options granted in December 2017 to executive officers and employees, respectively, which vest during a performance period ending on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in selected countries, which is also considered a performance condition. The fair value of these options was $602,760. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing of Vyleesi, 30% of the target number of options vested in June 2018.

Restricted Stock Units – For the three and nine months ended March 31, 2019, the Company recorded stock-based compensation related to restricted stock units of $409,871 and $1,871,839, respectively. For the three and nine months ended March 31, 2018, the Company recorded stock-based compensation related to restricted stock units of $925,608 and $1,603,001 respectively.

A summary of restricted stock unit activity is as follows:

Number of RSUs
Outstanding at July 1, 2018	9,323,876
Granted	-
Forfeited	(178,851)
Vested and issued	(319,817)
Outstanding at March 31, 2019	8,825,208

Included in outstanding restricted stock units in the table above are 3,952,875 vested shares that have not been issued as of March 31, 2019 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 24 months, 48 months and 12 months, respectively.

In December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which vest during a performance period, ending on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards was $913,750 and $569,500, respectively. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing for Vyleesi, 30% of the target number of shares vested in June 2018.

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

Critical Accounting Policies and Estimates

Except for the adoption of ASC Topic 606, our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2018, have not changed during the nine months ended March 31, 2019. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

Vyleesi. Vyleesi is a subcutaneous injectable product for the treatment of HSDD in premenopausal women. Vyleesi is a synthetic peptide analog of the naturally occurring hormone alpha-MSH (melanocyte-stimulating hormone). In March 2018, our exclusive North American licensee for Vyleesi, AMAG, submitted an NDA to the FDA for Vyleesi for the treatment of HSDD in premenopausal women, which was accepted for filing and review by the FDA. In November 2018, AMAG announced that the FDA requested additional data assessing 24-hour ambulatory blood pressure with short term daily use of Vyleesi, which study has been completed and data submitted to the FDA. The Prescription Drug User Fee Act (“PDUFA”) date for completion of FDA review of the Vyleesi NDA was extended by three months to June 23, 2019. We have also licensed rights to Vyleesi to Fosun for the Chinese Territories and Kwangdong for Korea.

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

●
PL-8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis, with potential applicability for a number of other diseases. We filed an Investigational New Drug (“IND”) application on PL-8177 in late 2017 and have completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study, with favorable results announced in a press release issued November 8, 2018. We completed a clinical study with oral dosing of PL-8177 in human subjects in the fourth quarter of calendar year 2018, with positive results announced in a press release issued April 4, 2019. Phase 2 clinical trials with oral PL-8177 in ulcerative colitis patients are anticipated to commence in the fourth quarter of calendar year 2019. A phase 2 clinical trial with systemic PL-8177 in non-infectious uveitis, an ocular indication, is also planned to start in the fourth quarter of calendar 2019.

●
PL-9643, a pan-melanocortin peptide agonist, is a preclinical development candidate for treating ocular inflammation. We have determined to move forward with PL-9643 rather than PL-8331 because PL-9643 has a significantly later potential patent expiration date and has shown superior results in some preclinical evaluations. We have ongoing IND-enabling preclinical activities with PL-9643, and if results continue to be favorable, we anticipate filing an IND.

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

Results of Operations

Three and Nine Months Ended March 31, 2019 Compared to the Three and Nine Months Ended March 31, 2018:

Revenue – For the three and nine months ended March 31, 2019, we recognized $0 and $34,505 in revenue pursuant to our license agreement with AMAG compared to $8,962,709 and $46,516,370 in revenue for the three and nine months ended March 31, 2018 pursuant to our license agreements with AMAG and Fosun.

On January 8, 2017, we entered into the AMAG License Agreement that provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG reimbursed us $25,000,000, less certain expenses directly paid or to be paid by AMAG, for reasonable, documented, direct out-of-pocket expenses we incurred following the effective date of the License Agreement in connection with development and regulatory activities necessary to file an NDA for Vyleesi for HSDD in the United States. For the three and nine months ended March 31, 2018, we recognized $8,962,709 and $41,516,370, respectively, of revenue related to this agreement under the input-based proportional method.

On September 6, 2017, we entered into the Fosun License Agreement for exclusive rights to commercialize Vyleesi in the Chinese Territories, which provided for $5,000,000 as a one-time non-refundable upfront payment, which was recorded as revenue during the nine months ended March 31, 2018. Pursuant to the Fosun License Agreement, $500,000 was withheld in accordance with tax withholding requirements in the Chinese Territories and was recorded as an expense during the year ended June 30, 2018.

Research and Development – Research and development expenses were $3,943,982 and $10,528,329, respectively, for the three and nine months ended March 31, 2019 compared to $7,068,849 and $27,277,830, respectively for the three and nine months ended March 31, 2018. The decrease related primarily to completion of our Vyleesi Phase 3 clinical trial program and ancillary studies necessary to file an NDA for Vyleesi for HSDD in March 2018.

Research and development expenses related to our Vyleesi, PL-3994, PL-8177, MC1r, MC4r and other preclinical programs were $3,217,387 and $7,335,994, respectively, for the three and nine months ended March 31, 2019 compared to $5,342,113 and $23,377,721, respectively, for the three and nine months ended March 31, 2018. Spending to date has been primarily related to our Vyleesi for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the conclusion of Phase 3 clinical trial and development of Vyleesi for HSDD in March 2018. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Vyleesi, PL-8177 and PL-3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $726,595 and $3,192,335, respectively, for the three and nine months ended March 31, 2019 compared to $1,726,736 and $3,900,109, respectively for the three and nine months ended March 31, 2018. The fiscal year to date decrease in general research and development spending is primarily attributable to a decrease in stock-based compensation.

Cumulative spending from inception to March 31, 2019 was approximately $309,500,000 on our Vyleesi program and approximately $138,200,000 on all our other programs (which include PL-3994, PL-8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2018, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,818,796 and $5,947,943, respectively, for the three and nine months ended March 31, 2019 compared to $2,411,302 and $5,581,066, respectively, for the three and nine months ended March 31, 2018. The decrease in general and administrative expenses for the three months ended March 31, 2019 is primarily attributable to a decrease in employee-related expenses. The increase in general and administrative expenses for the nine months ended March 31, 2019 is related to an increase in stock-based compensation.

Other Income (Expense) – Total other income (expense), net was $35,648 and $(9,769), respectively, for the three and nine months ended March 31, 2019 compared with $(240,487) and $(955,445), respectively, for the three and nine months ended March 31, 2018. For the three months ended March 31, 2019, we recognized $107,460 of investment income offset by $(71,812) of interest expense primarily related to our venture debt and for the nine months ended March 31, 2019 we recognized $(370,981) of interest expense offset by $361,212 of investment income. For the three and nine months ended March 31, 2018 we recognized $(326,983) and $(1,175,023), respectively, of interest expense primarily related to our venture debt offset by $86,496 and $219,578, respectively, of investment income. Interest expense has decreased as we pay down our venture debt.

Income Taxes – No income tax expense was recorded for the three and nine months ended March 31, 2019. Income tax benefit was $18,746 and $192,611, respectively, for the three and nine months ended March 31, 2018. For the nine months ended March 31, 2018, the income tax benefit was the result of the release of a valuation allowance during the quarter ended December 31, 2017, offset by income tax expense related to foreign withholding tax requirements. The tax benefit recorded during the three months ended March 31, 2018 was based on the Company’s estimated effective tax rate.

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

During the nine months ended March 31, 2019, net cash used in operating activities was $14,837,499 compared to $8,790,792 for the nine months ended March 31, 2018. The increase in cash used in operations for the nine months ended March 31, 2019 compared with the nine months ended March 31, 2018 was the result of lower cash receipts relating to the AMAG License Agreement.

During the nine months ended March 31, 2019, net cash used in investing activities was $36,139 compared to cash provided by investing activities of $240,500 for the nine months ended March 31, 2018. The decrease in cash provided by investing activities and increase in cash used in investing activities for the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 was the result of proceeds from the maturity of investments during the nine months ended March 31, 2018 and the purchase of property and equipment during the nine months ended March 31, 2019.

During the nine months ended March 31, 2019, net cash used in financing activities was $3,313,184, which consisted of payment on notes payable obligations of $5,500,000 and withholding taxes related to restricted stock units of $65,992 offset by proceeds from the sale of common stock of $2,252,808 in our “at-the-market” program. During the nine months ended March 31, 2018, net cash used in financing activities was $5,913,874, which consisted of payments on notes payable obligations of $6,000,000, withholding taxes related to restricted stock units of $45,165, and capital lease obligations of $14,324, offset by proceeds from the exercise of options and warrants of $145,615.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and enter into licensing or collaboration arrangements. As of March 31, 2019, our cash and cash equivalents were $19,813,349 and our current liabilities were $4,939,123.

We intend to utilize existing capital resources for general corporate purposes and working capital, including Vyleesi, preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources, together with proceeds received from sales of common stock in our “at-the-market” program (if any), will be adequate to fund our planned operations through at least May 31, 2020. We will need additional funding to complete required clinical trials for our product candidates and development programs other than Vyleesi and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 9, 2019	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 9, 2019	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)