Form 10-K
period 2019-06-30
PALATIN TECHNOLOGIES INC
filed 2019-09-12
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

or

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495-2200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	PTN	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2018): $142,428,243

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 10, 2019): 227,039,363

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

Statements in this Annual Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, the following are forward looking statements:

●
our ability, and the ability of our licensees, to successfully commercialize Vyleesi™ (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) or obtain approvals in countries other than the United States;

●
estimates of our expenses, future revenue and capital requirements;

●
our ability to maintain profitability;

●
our ability to obtain additional financing on terms acceptable to us, or at all;

●
our ability to advance product candidates into, and successfully complete, clinical trials;

●
the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

●
the timing or likelihood of regulatory filings and approvals;

●
our expectations regarding performance of our exclusive licensees of Vyleesi™ for the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

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

●
our expectation regarding the timing of regulatory submissions and approvals of Vyleesi for HSDD in jurisdictions outside the United States;

●
our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD and our other product candidates, if approved for commercial use;

●
our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

●
our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

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

PART I

Item 1. Business.

Our Business Overview

Palatin is a specialized biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system is hormone driven, with effects on food intake, metabolism, sexual function, inflammation and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

Our lead product, Vyleesi™, was approved by the U.S. Food and Drug Administration (“FDA”) on June 21, 2019, and is being marketed in North America by AMAG, with product availability in the United States starting in August 2019. Vyleesi is indicated for the treatment of premenopausal women with acquired, generalized HSDD, characterized by low sexual desire that causes marked distress or interpersonal difficulty not due to a co-existing medical or psychiatric condition, relationship problems, or effects of a medication or drug substance.

Our new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy and inflammatory bowel disease. We believe that the MC1r agonist peptides we are developing have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions, and therapeutic agents modulating this system have potential to treat fibrotic diseases, cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis, heart failure, acute asthma, pulmonary diseases and hypertension. We have designed and are developing potential NPR candidate drugs selective for one or more different natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

Our Business Strategy. Key elements of our business strategy include:

●
Maximizing revenue from Vyleesi by supporting our existing licensees and licensing Vyleesi for global areas outside of North America, China and South Korea. We received a $60.0 million milestone payment from AMAG on approval of the New Drug Application (“NDA”) for Vyleesi by the FDA;

●
Assembling and maintaining a team to create, develop and commercialize MCr and NPR products addressing unmet medical needs;

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

Pipeline Overview

The following chart illustrates the status of our drug development programs and Vyleesi, which has been approved by the FDA for the treatment of premenopausal women with acquired, generalized HSDD.

Melanocortin Receptor Programs

Vyleesi for HSDD. Vyleesi, the tradename for bremelanotide, was approved by the FDA on June 21, 2019 for the treatment of premenopausal women with acquired, generalized HSDD. Our exclusive North American licensee, AMAG, initiated sales and marketing efforts for Vyleesi in the United States in August 2019, with a full national launch expected in the second half of September 2019.

Vyleesi is an FDA approved, as-needed treatment for premenopausal women with HSDD. Vyleesi is dosed in anticipation of sexual activity via a single-use subcutaneous auto-injector. The FDA approval of Vyleesi was primarily based on safety and efficacy data from approximately 1,200 women enrolled in two pivotal, identically-designed Phase 3 studies conducted by Palatin. These studies evaluated the safety and efficacy of Vyleesi for the treatment of HSDD in premenopausal women as compared to placebo. Both trials consisted of a 24-week double-blind, placebo-controlled, randomized parallel group core study phase, comparing a subcutaneous dose of 1.75 mg Vyleesi versus placebo, self-administered via an auto-injector, on demand, with patients equally randomized (1:1 ratio) to either Vyleesi or placebo groups. The co-primary endpoints for these trials were evaluated using patient self-reported scores from Question One and Two of the Female Sexual Function Index: Desire Domain (“FSFI-D”) and Question 13 from the Female Sexual Distress Scale-Desires/Arousal/Orgasm (“FSDS-DAO”). Women who completed the randomized control core study phase of either study had the option to continue in a voluntary open-label safety extension phase of the study for an additional 12 months, which gathered additional data on the safety of long-term and repeated use of Vyleesi. Nearly 80% of patients who completed the Phase 3 trials elected to remain in the open-label portion of the study, in which all patients received Vyleesi.

Both studies met the pre-specified co-primary efficacy endpoints of improvement in low sexual desire and decrease in related distress as measured using validated patient-reported outcome instruments and demonstrated statistically significant improvement with Vyleesi in both median and mean measures of desire. The change in the number of satisfying sexual events, a key secondary endpoint, was not significantly different from placebo in either clinical trial.

In the Phase 3 clinical trials and the extension study, the most frequent adverse events were nausea, flushing, injection site reactions, and headache. In the clinical trials approximately 18% of patients receiving Vyleesi discontinued participation due to adverse events compared to 2% in placebo. In addition, in the clinical trials Vyleesi caused small, transient increases in blood pressure, and is contraindicated in women with uncontrolled high blood pressure or known cardiovascular disease.

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

In January 2017, we entered into a license agreement with AMAG, pursuant to which we granted AMAG an exclusive license in all countries of North America, with the right to grant sublicenses, to research, develop and commercialize products containing Vyleesi. AMAG also has a non-exclusive license, with the right to grant sublicenses, to manufacture products containing Vyleesi in North America, and to research, develop and manufacture, but not commercialize, products containing Vyleesi in countries outside North America. Upon the license agreement becoming effective on February 2, 2017, AMAG paid us $60.0 million as a one-time initial payment, and has reimbursed us $25.0 million for direct out-of-pocket expenses incurred in development and regulatory activities necessary to file an NDA, less certain expenses directly paid by AMAG. Upon the FDA acceptance of the Vyleesi NDA filing for HSDD, AMAG paid us a $20.0 million milestone payment less agreed deductions for expenses incurred by AMAG, and upon FDA approval of Vyleesi, AMAG paid us a $60.0 million milestone payment. In addition, we may receive up to $300.0 million in sales milestone payments based on achievement of certain annual net sales amounts of products containing Vyleesi. AMAG will also pay tiered royalties on annual net sales of products containing Vyleesi at rates ranging from the high single-digits to the low double-digits.

In early September 2017, we entered into a license agreement with Fosun for exclusive rights to commercialize Vyleesi in China. We received an upfront payment of $5.0 million, less required tax withholding, and when regulatory approval for a Vyleesi product is obtained in China we will receive a $7.5 million milestone payment. We may receive up to $92.5 million in sales related milestones and will receive high-single digit to low double-digit royalties on net sales in China. In November 2017 we entered into a license agreement with Kwangdong for exclusive rights to commercialize Vyleesi in Korea, and received an upfront payment of $0.5 million, less required tax withholding. Upon the first commercial sale of Vyleesi in Korea we will receive a $3.0 million milestone payment and will receive mid-single digit to low double-digit royalties on all net sales and may receive up to $37.5 million in sales related milestones.

We retain worldwide rights for Vyleesi for HSDD and all other indications outside North America, Korea and China. We are actively seeking potential partners for marketing and commercialization rights for Vyleesi for HSDD outside the licensed territories. However, we may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.

Our New Peptide Development Strategy. We are designing and developing potent and highly selective MC1r agonist peptides and agonist peptides specific for more than one melanocortin receptor for treatment of a variety of inflammatory and autoimmune indications. In animal models our peptides agonists, as well as the endogenous agonist alpha-MSH, can reduce inflammation and potentially resolve chronic inflammatory conditions. We believe that our agonist peptides suppress certain inflammatory cytokines, and modulate the activities of immune cells, such as monocytes and T cells, to reduce immune response, and may utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

We have conducted preclinical animal studies with MC1r and multiple MCr peptide drug candidates for selected inflammatory disease and autoimmune indications. MC1r plays a role in many diseases, including inflammatory bowel disease and ocular indications such as uveitis, diabetic retinopathy and dry eye disease. Work with rodent animal models have demonstrated therapeutic responses that are statistically significant compared to placebo, and that are equal to or superior to established positive controls in animal models. However, success in animal models does not necessarily mean that any of our drug candidates will be able to successfully treat diseases in human patients.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis. PL8177 is a cyclic peptide comprised of seven amino acids. We filed an Investigational New Drug (“IND”) application on PL8177 in late 2017 and in 2018 successfully completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study.

For ulcerative colitis and other inflammatory bowel diseases we will administer PL8177 in an oral formulation designed to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1r present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that delivering PL8177 directly to MC1r in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects.

In early 2019 we completed a micro-dose clinical study of radiolabeled PL8177 in healthy subjects using an oral, delayed-release, polymer formulation. The micro-dose study demonstrated release of polymer bound PL8177 in the lower gastrointestinal tract after oral administration with a favorable pharmacokinetic profile. The study also demonstrated that with the oral formulation PL8177 was not systemically absorbed.

A Phase 2 study in ulcerative colitis using the oral, delayed-release, polymer formulation of PL8177 is scheduled to start in the first half of calendar 2020.

Systemic PL8177 for Non-Infectious Uveitis. PL8177 has been granted orphan drug designation by the FDA for the treatment of non-infectious intermediate, posterior, pan and chronic anterior uveitis. Non-infectious uveitis is a group of inflammatory diseases that produces swelling and destroys eye tissue and can result in vision loss. A Phase 2 study in non-infectious uveitis using a systemic delivery formulation of PL8177 is scheduled to start in the first half of calendar year 2020, with data anticipated in the first half of calendar year 2021.

PL9643 for Anti-Inflammatory Ocular Indications. PL9643, a peptide melanocortin agonist active at multiple MCrs, including MC1r and MC5r, is our lead clinical development candidate for anti-inflammatory ocular indications, including dry eye disease, which is also known as keratoconjunctivitis sicca. Dry eye disease is a syndrome with symptoms including irritation, redness, discharge and blurred vision. It may result from an autoimmune disease such Sjögren’s syndrome, an ocular lipid or mucin deficiency, blink disorders, abnormal corneal sensitivity or environmental factors.

We have developed an aqueous eye drop formulation which will be used in clinical trials in a single use delivery device. We have held a pre-IND meeting with the FDA on Phase 2 study design and the overall development program through Phase 3 registration studies. We intend to submit an IND to the FDA as early as the fourth quarter of calendar year 2019 and to initiate clinical trials as soon thereafter as possible. Data from our Phase 2 clinical trial is expected as early as the first half of calendar year 2020.

MC4r Agonist Peptide & Small Molecule. We have ongoing preclinical programs with MC4r peptides and orally active MC4r-specific small molecules for treatment of rare genetic metabolic and obesity disorders, and if results are favorable, anticipate selecting a lead clinical development candidate. In developing our compounds, we examined effectiveness in animal models of sexual response and obesity, and also determined cardiovascular effects, primarily looking at changes in blood pressure. Results of these studies, including studies of weight loss in diet-induced obese mice, leptin-deficient mice and MC4r knockout mice with orally administered MC4r compounds, suggest that certain of these compounds may have significant medical and commercial potential for treatment of conditions responsive to MC4r activation, including certain orphan and rare disease indications. We are continuing preclinical development work, including evaluating the potential for orphan designation under the Orphan Drug Act.

Natriuretic Peptide Receptor Programs

Natriuretic Peptide Receptor Systems. The NPR system has numerous cardiovascular functions, and therapeutic agents modulating this system may be useful in treatment of cardiovascular and fibrotic diseases. While the therapeutic potential of modulating this system is well appreciated, development of therapeutic agents has been difficult due, in part, to the short biological half-life of native peptide agonists. We have made potential NPR candidate drugs that are selective for one or more different natriuretic peptide receptors, including NPR-A, NPR-B, and NPR-C.

PL3994 for Mechanism of Action Studies. PL3994 is an NPR-A agonist and synthetic mimetic of the endogenous neuropeptide hormone atrial natriuretic peptide (“ANP”). PL3994 activates NPR-A, a receptor known to play a role in cardiovascular homeostasis. Consistent with being an NPR-A agonist, PL3994 increases plasma cyclic guanosine monophosphate (“cGMP”) levels, a pharmacological response consistent with the effects of endogenous natriuretic peptides on cardiovascular function and smooth muscle relaxation. PL3994 also decreases activity of the renin-angiotensin-aldosterone system (“RAAS”), a hormone system that regulates blood pressure and fluid balance. The RAAS system is frequently over-activated in heart failure patients, leading to worsening of cardiovascular function.

In conjunction with clinicians at a major research institution, PL3994 is entering Phase 2A clinical trial supported by a grant from the American Heart Association in the second half of calendar year 2019. We have conducted Phase 1 safety studies with PL3994, with no serious or severe adverse events. Consistent with the PL3994 mechanism of action, elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

Because of the limited patent term remaining on PL3994, we do not intend to pursue PL3994 as a pharmaceutical product but are utilizing it to establish the mechanism of action and pharmaceutical utility of synthetic mimetics of ANP.

PL5028 for Cardiovascular and Fibrotic Disease. PL5028, a dual NPR-A and NPR-C agonist we developed, is in preclinical development for cardiovascular and fibrotic diseases, including reducing cardiac hypertrophy and fibrosis. We have ongoing academic collaborations with several institutions with PL5028.

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

We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL3994, our compound in development for treatment of heart failure.

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

Competition

General. Our products under development will compete on the basis of quality, performance, cost effectiveness and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Furthermore, there are several well-established products in our target markets that we will have to compete against. Other companies may also introduce products using new technologies that may be competitive with our proposed products. Most of the companies selling or developing competitive products have financial, technological, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us. In addition, approved products such as Vyleesi may eventually face competition from generic versions that will sell at significantly reduced prices, be preferred by managed care and health insurance payers, and be eligible for automatic pharmacy substitution even when a prescriber writes a prescription for our product. The timing and extent of future generic competition is dependent upon both our intellectual property rights and the FDA regulatory process but cannot be accurately predicted.

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

Melanocortin Receptor 1 Agonist Drug Products for Inflammatory and Autoimmune Diseases. Many inflammatory disease-related indications are treated using systemic steroids or immunosuppressant drugs, all of which have side effects that can be dose limiting. There are a number of approved biological drugs and other biological drugs under development for treatment of inflammatory disease-related indications, which typically affect only one pathway in the inflammatory response. Many of these drugs address symptoms, but do not resolve the underlying inflammatory or autoimmune disease process.

Oral PL8177 for Inflammatory Bowel Diseases/Ulcerative Colitis. FDA-approved drugs used in treatment of ulcerative colitis include aminosalicylates such as mesalazine and related drugs, immunosuppressive drugs such as cyclosporine and azathioprine, corticosteroids such as prednisone and other steroids, and various biologic drugs, including tumor necrosis factor inhibitors such as infliximab and adalimumab. There are a number of drugs in development for ulcerative colitis, including Janus kinase inhibitors, monoclonal antibodies specific for one or more immune system cytokine signaling molecules, and additional classes of immunomodulatory drugs. There are no reported MC1r agonist drugs in clinical trials for inflammatory bowel diseases, including ulcerative colitis. If one or more of the competing products under development are approved and can effectively treat ulcerative colitis with an acceptable side effect profile, such products could reduce the market for oral PL8177 for inflammatory bowel diseases, including ulcerative colitis.

Systemic PL8177 for Non-Infectious Uveitis. FDA-approved drugs used in treatment of non-infectious uveitis include immunosuppressive medications such as adalimumab, sold under the brand name Humira® and other brand names, and corticosteroids such as prednisone and other steroids. There are other products in development, including tumor necrosis factor inhibitors and interleukin receptor agonists such as gevokizumab, as well as formulations of glucocorticoid receptor agonists. There are no reported MC1r agonist drugs in clinical trials for non-infectious uveitis. If one or more the competing product candidates under development is approved and can resolve non-infectious uveitis with an acceptable side effect profile, it could reduce the market for system PL8177 for this indication.

PL9643 for Anti-Inflammatory Ocular Indications. PL9643 is under development for dry eye diseases and may also have utility for other inflammatory ocular indications. Mild to moderate dry eye disease and other ocular inflammatory diseases may be treated with artificial tear eye drops, lubricating tear ointments, hot compresses or punctual plugs, but more severe disease may be treated with topical immunosuppressants such as cyclosporine ophthalmic emulsions, including Restasis® marketed in the United States by Allergan, Inc., or with drugs inhibiting inflammatory cell binding, such as lifitegrast, including Xiidra® marketed in the United States by Shire US Inc. In addition, there are a number of drugs in clinical development for treatment of dry eye disease, with over 20 agents reported to be in or have completed Phase 2 development. Products under development include tumor necrosis factor agonists, alpha-2 adrenergic receptor agonist, calcineurin inhibitors and nicotinic receptor agonists, among others. There are no reported MC1r agonist drugs in clinical trials for dry eye disease. If one or more of these competing product candidates is approved and either treats the signs and symptoms of dry eye disease or reduces the frequency of flares of dry eye in patients, it could reduce the market for PL9643 for dry eye disease.

Obesity and Related Indications. There are a number of FDA-approved drugs and medical devices for the treatment of obesity, and a large number of products in clinical development by other companies, including products which target melanocortin receptors. Rhythm Pharmaceuticals, Inc. is reported to have completed Phase 3 clinical trials with an MC4r agonist peptide drug for rare genetic disorders of obesity.

PL5028 for Cardiovascular and Fibrotic Indications. We are evaluating potential clinical indications for PL5028, and have not determined a specific indication for initial studies. There are many approved drugs and drugs in clinical studies for cardiovascular diseases, including drugs that directly modulate the NPR system, such as nesiritide (sold under the trade name Natrecor®), a recombinant NPR-B peptide drug, and a combination drug comprised of sacubitril and valsartan (sold under the trade name Entresto®), which inhibits both the angiotensin II receptor and neprilysin, which is an enzyme that inactivates endogenous active natriuretic peptides. This combination drug results in increases of endogenous active ANP levels. In addition, there are a number of approved drugs and drugs in development for treatment of cardiovascular and fibrotic diseases through mechanisms or pathways other than agonism of NPR-A.

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

We own three issued United States patents and a pending patent application in the United States for methods of treating FSD with Vyleesi, with related patents issued in Australia, South Africa, the Republic of Georgia, Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, Netherlands, Norway, Poland, Spain, Sweden, Switzerland, Turkey and the United Kingdom and related patent applications pending in Brazil, Canada, China, Hong Kong, India, Indonesia, Israel, Japan, Korea, Malaysia, Mexico, New Zealand, Philippines, Ukraine and Vietnam. Under our license agreement with AMAG, AMAG has assumed responsibility for prosecution in the United States, Canada and Mexico. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Issued patents and pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.

We own two issued United States patents claiming the Vyleesi drug substance. The issued United States patents have a term until 2020, and the term of one patent may be subject to extension for a maximum period of up to five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. An application for a patent term extension under the Hatch-Waxman Amendments has been submitted, but the length of any such extension has not been determined. In addition, the claims of issued patents covering Vyleesi may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent, and under the Hatch-Waxman Amendments, potentially receive approval of a competing generic version of our product or products even before a court rules on the validity or infringement of our patents.

We own patents on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of two issued patents in the United States. The presumptive term of the issued patents is until 2029. We also have patents and pending patent applications for a second class of alternative melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, including obesity, consisting of three issued patents in the United States and issued patents in Australia, Canada, China, France, Germany, Ireland, Japan, Israel, Korea, New Zealand, Russia, South Africa, Switzerland and the United Kingdom and pending patent applications on the same class in Brazil, China, India, and Mexico. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patents and patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own four issued patents in the United States, and issued patents in Australia, Belgium, Canada, China, France, Germany, Ireland, Israel, Japan, Korea, Mexico, New Zealand, Russia South Africa, Sweden, Switzerland and the United Kingdom claiming highly selective MC1r agonist peptides, including for treatment of inflammation-related diseases and disorders and related indications, and pending patent applications in Australia, Brazil, and India. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own two issued United States patents claiming the PL3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL3994 substance, both of which expire in 2027. Corresponding patents on the PL3994 substance and other natriuretic peptide receptor agonist compounds were issued in a number of countries throughout the world, but we do not intend to develop a PL3994 product for commercialization and will cease maintaining patents outside the United States. We also own an issued United States patent claiming use of the PL3994 substance for treatment of acute asthma and chronic obstructive pulmonary disease, which expires in 2031. We additionally have 35 issued United States patents on melanocortin receptor specific peptides and small molecules, and five issued United States patents on natriuretic peptide receptor agonist compounds, but we are not actively developing any product candidate covered by a claim of any of these patents.

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

Future Patent Infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid United States patents which are infringed by Vyleesi or our other product candidates, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If such patents are valid and we do not obtain a license under any such patents, or we are found liable for infringement, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

Proprietary Information. We rely on proprietary information, such as trade secrets and know-how, which is not patented. We have taken steps to protect our unpatented trade secrets and know-how, in part with confidentiality and intellectual property agreements with our employees, consultants and certain contractors. If our employees, scientific consultants, collaborators or licensees develop inventions or processes independently that may be applicable to our product candidates, disputes may arise about the ownership of proprietary rights to those inventions and processes. Such inventions and processes will not necessarily become our property but may remain the property of those persons or their employers. Protracted and costly litigation could be necessary to enforce and determine the scope of our proprietary rights.

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

U.S. Governmental Regulation of Pharmaceutical Products

General

Regulation by governmental authorities in the United States and other countries will continue to significantly impact our research, product development, manufacturing and marketing of any pharmaceutical products. The nature and the extent to which regulations apply to us will vary depending on the nature of any such products. Our potential pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. The products we are developing are subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and by state and local governments, as well as ministries of health and other authorities in foreign governments. Such regulations govern or influence, among other things, the research, development, testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

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

●
clinical studies to evaluate safety and efficacy;

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

For new drug products or for combination products deemed to have a “drug” primary mode of action, primary review of the product will be conducted by the appropriate division within the FDA’s Center for Drug Evaluation and Research (“CDER”). For combination products, CDER will consult with the Center for Devices and Radiological Health to ensure that the device components of the product meet all applicable device requirements.

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

Clinical trials involve the administration of the investigational product to humans under the supervision of qualified principal investigators. Our clinical trials must be conducted in accordance with Good Clinical Practice regulations under protocols submitted to the FDA as part of an IND. In addition, each clinical trial is approved and conducted under the auspices of an institutional review board (“IRB”) and requires the patients’ informed consent. An IRB considers, among other things, ethical factors, the safety of human subjects, and the possibility of liability of the institutions conducting the trial. The IRB at each institution at which a clinical trial is being performed may suspend a clinical trial at any time for a variety of reasons, including a belief that the test subjects are being exposed to an unacceptable health risk. As the sponsor, we can also suspend or terminate a clinical trial at any time.

Clinical development is typically conducted in three sequential phases, Phases 1, 2, and 3, involving clinical trials with increasing numbers of human subjects. These phases may sometimes overlap or be combined. Phase 1 trials are performed in a small number of healthy human subjects or subjects with the targeted condition, and involve testing for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase 2 studies, which may involve up to hundreds of subjects, seek to identify possible adverse effects and safety risks, preliminary information related to the efficacy of the product for specific targeted diseases, dosage tolerance, and optimal dosage. Finally, Phase 3 trials may involve up to thousands of individuals often at geographically dispersed clinical trial sites, and are intended to provide the data demonstrating the effectiveness and safety required for approval. Prior to commencing Phase 3 clinical trials many sponsors elect to meet with FDA officials to discuss the conduct and design of the proposed trial or trials.

In addition, federal law requires the listing, on a publicly available website, of detailed information on clinical trials for investigational drugs. Some states have similar or supplemental clinical trial reporting laws.

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

The FDA may deny or delay approval of an NDA that does not meet applicable regulatory criteria. For example, the FDA may determine that the preclinical or clinical data or the manufacturing information does not adequately establish the safety and efficacy of the drug. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. The FDA can request additional information, seek clarification regarding information already provided in the submission or ask that new additional clinical trials be conducted, all of which can delay approval. Similar types of regulatory processes will be encountered as efforts are made to market any drug internationally. We will be required to assure product performance and manufacturing processes from one country to another.

Even if the FDA approves a product, it may limit the approved uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval or limit labeling. Once it approves an NDA, the FDA may revoke or suspend the product approval if compliance with post-market regulatory commitments is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-market studies. The FDA and other government agencies have broad post-market regulatory and enforcement powers, including the ability to levy civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and revoke approvals.

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

We, our collaborators, licensees or third-party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in:

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

Changing Legal and Regulatory Landscape

Periodically, legislation is introduced in the U.S. Congress that could change the statutory and regulatory provisions governing the approval, manufacturing and marketing of our drugs. In addition, the FFDCA, FDA regulations and guidance are often revised or reinterpreted by the FDA or the courts in ways that may significantly affect our business and products. We cannot predict whether or when legislation or court decisions impacting our business will be enacted or issued, what FDA regulations, guidance or interpretations may change, or what the impact of such changes, if any, may be in the future.

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

Vyleesi is manufactured by AMAG, our exclusive North American licensee, using contract manufacturing companies. Pursuant to the license agreement, we have transferred contracts and our manufacturing methodologies to AMAG. We are negotiating a commercial supply agreement with AMAG pursuant to which AMAG will supply our licensees throughout the world.

Our PL3994 product candidate is a peptide mimetic molecule, incorporating a proprietary amino acid mimetic structure and amino acids. We have had a contract manufacturer make the active pharmaceutical ingredient in quantities sufficient for Phase 1 and Phase 2.

Our MC1r and MCr agonist product candidates are synthetic peptides. We have had a contract manufacturer make both the PL8177 and PL9643 peptides in suitable scale for toxicity studies and under GMP for clinical trial use. The PL8177 drug product for uveitis has been manufactured for clinical trial use, and manufacturing process development is ongoing for an oral formulation of PL8177 preparatory to manufacturing oral PL8177 drug product for clinical trial use. While the production process for making peptide active pharmaceutical ingredient involves well-established technology, there are few manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date. Manufacturing drug product, such as the oral formulation of PL8177, similarly may involve production, formulation and other problems not present in manufacturing at laboratory scale.

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

Employees

As of September 10, 2019, we employed 18 people full time, of whom 13 are engaged in research and development activities and five are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Financing

We have a history of substantial net losses, and while we had net income for the years ended June 30, 2019 and 2018, we expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2019, we had an accumulated deficit of $295.8 million. We had $35.8 million of net income for the year ended June 30, 2019, and $24.7 million of net income for year ended June 30, 2018. We may not sustain profitability in future years, depending on numerous factors, including whether and when development and sales milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r, MCr and natriuretic peptide receptor products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Since 2005 we have not had any products available for commercial sale and have not received any revenues from the sale of our product candidates. While we anticipate receiving royalty income from the sale of Vyleesi for the year ending June 30, 2020, we cannot accurately forecast sales. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, and to date the only approved product is Vyleesi in the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates and secondarily on our natriuretic peptide product candidates. As of June 30, 2019, we had cash and cash equivalents of $43.5 million, with current liabilities of $4.2 million, and accounts receivable of $60.3 million. We believe we have sufficient existing capital resources to fund our planned operations through at least September 30, 2020. We will need additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We cannot predict product sales or our resulting royalties for Vyleesi for HSDD in the United States, so we may not have significant recurring revenue and may need to depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

●
the timing of obtaining regulatory approvals for Vyleesi for HSDD in markets outside the United States;

●
the expense and timing of obtaining regulatory approvals for our other product candidates;

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

While we have completed Phase 3 clinical trials on Vyleesi for HSDD in premenopausal women, with AMAG filed an NDA on Vyleesi for HSDD with the FDA, and received approval on Vyleesi from the FDA, we have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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

●
the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with the FDA’s current GMP regulations;

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

We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interests will be diluted and the terms may include liquidation or other preferences that adversely affect their rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Risks Related to Our Business, Strategy and Industry

We are substantially dependent on the commercial success of Vyleesi for HSDD, but we and our licensees may never successfully commercialize Vyleesi for HSDD or obtain approvals in countries other than the United States.

To date, we have invested most of our efforts and financial resources in the research and development of Vyleesi for HSDD, which was approved by the FDA in June 2019. We licensed all rights to commercialize Vyleesi in North America to AMAG, in China to Fosun and in Korea to Kwangdong. We have not yet received regulatory approval to commercialize Vyleesi in China or Korea, and regulatory approval in these countries cannot be assured.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful commercialization of Vyleesi for HSDD, as well as any future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

 ●
timely completion of, or need to conduct additional clinical trials and studies, for our product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

●
the ability to demonstrate to the satisfaction of the FDA the safety and efficacy of future product candidates through clinical trials;

●
whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of future product candidates;

●
entry into a product supply agreement on acceptable terms with AMAG for supply of Vyleesi for markets outside of North America;

●
the success of our licensees in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD, if approved;

●
the prevalence and severity of adverse events experienced with Vyleesi for HSDD or any future product candidates or approved products;

●
the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, used as part of the Vyleesi combination product;

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

●
the ability to manufacture clinical trial supplies of any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

●
the ability of AMAG to successfully commercialize Vyleesi for HSDD in North America;

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

We do not control the commercialization of Vyleesi in North America, which is licensed to AMAG, and as a result we may not realize a significant portion of the potential value of the license arrangement with AMAG.

Our license agreement with AMAG for Vyleesi in North America does not provide us with direct control over commercialization efforts. AMAG may terminate the agreement for any reason, including a change of priorities within AMAG or lack of success in marketing Vyleesi. Because the potential value of the license arrangement with AMAG is contingent upon the successful commercialization of Vyleesi in the United States and other countries in the licensed territory, the ultimate value of this license will depend on the efforts of AMAG. If AMAG does not succeed in securing market acceptance of Vyleesi in the United States, is unable to manufacture Vyleesi at commercial scale and acceptable costs, or elects for any reason to discontinue marketing of Vyleesi, we will be unable to realize the potential value of this arrangement and would experience significant delays or an inability to successfully commercialize Vyleesi.

Production and supply of Vyleesi depend on contract manufacturers over whom neither we nor AMAG have any control, and there may not be adequate supplies of Vyleesi.

Neither we nor AMAG, our exclusive licensee for North America for Vyleesi, have the facilities to manufacture the Vyleesi active drug ingredient or the autoinjector pen component of the Vyleesi combination product, or to fill, assemble and package the Vyleesi combination product. AMAG has assumed responsibility for contract manufacturing. The contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. AMAG’s ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to ongoing review and periodic inspections by the FDA and other authorities where applicable, and must comply with regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality system regulations, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay or negatively impact AMAG’s ability to market Vyleesi. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process. If AMAG is not able to obtain adequate supplies of Vyleesi, it will be difficult for AMAG to market and commercialize Vyleesi and compete effectively.

We depend on AMAG for supply of Vyleesi outside North America, and have not yet signed a supply contract for Vyleesi with AMAG.

We transferred manufacturing knowhow and contracts for Vyleesi to AMAG, and agreed with AMAG to negotiate in good faith the terms of a clinical and commercial supply agreement for Vyleesi. However, we have not yet entered into a definitive supply agreement with AMAG, and no assurance can be given that we will be able to do so on commercially acceptable terms or at all. If we or our licensees must manufacture Vyleesi for use outside North America, there will be significant costs and potential delays in establishing contract manufacturing capability and making Vyleesi.

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

●
uncertainty regarding proper dosing;

●
for injectable products, inability to develop or obtain a supplier for a suitable autoinjector device that meets the FDA’s medical device requirements;

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

There is one FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi®, and started marketing in October 2015. Because flibanserin was not consistently marketed since October 2015, and ownership of the product has changed, the actual market size and market dynamics for HSDD are unknown. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use drugs, we may not be able to realize this perceived advantage in the market. Vyleesi is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, Vyleesi as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of Vyleesi from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for erectile dysfunction (“ED”) drugs, and that the ultimate user may pay a substantial part of the cost of Vyleesi for HSDD. If the market opportunity for Vyleesi is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from Vyleesi. If Vyleesi for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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

●
we may become the target of lawsuits, including class action suits; and

●
our reputation in the marketplace may suffer resulting in a significant drop in the sales of such products.

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

Flibanserin, a daily-use oral drug sold under the trade name Addyi®, has been approved by the FDA for HSDD in premenopausal women. There are other products reported as being developed for HSDD and other FSD indications, including oral combination drugs, some of which incorporate testosterone, antidepressants or PDE-5 inhibitors. There is competition to develop drugs for treatment of HSDD and FSD in both premenopausal and postmenopausal patients. Our Vyleesi drug product is intended to be administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous Vyleesi noncompetitive.

There are a number of products approved for use in treating inflammatory diseases and indications, and other products are being developed, including products in clinical trials. The dry eye disease and ocular inflammatory disease markets are highly competitive, with a number of marketed products and products reported to be in late stage clinical trials. Similarly, the inflammatory bowel disease and ulcerative colitis markets are highly competitive, with a number of marketed products and products reported to be in late stage clinical trials.

There are several products approved for use in treatment of obesity and related indications, and a number of other products being developed for treatment of obesity, including products in clinical trials. There is intense competition to develop drugs for treatment of obesity and related indications.

In general, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to Vyleesi, MC1r product candidates, MCr product candidates and NPR product candidates. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than Vyleesi or our MC1r product candidates, MCr product candidates and NPR product candidates. In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

We rely on third parties over whom we have no control to conduct preclinical studies, clinical trials and other research for our product candidates and their failure to timely perform their obligations could significantly harm our product development.

We have limited research and development staff. We rely on third parties and independent contractors, such as researchers at CROs and universities, in certain areas that are particularly relevant to our research and product development plans. We engage such researchers to conduct our preclinical studies, clinical trials and associated tests. These outside contractors are not our employees and may terminate their engagements with us at any time. In addition, we have limited control over the resources that these contractors devote to our programs, and they may not assign as great a priority to our programs or pursue them as diligently as we would if we were undertaking such programs ourselves. There is also competition for these relationships, and we may not be able to maintain our relationships with our contractors on acceptable terms. If our third-party contractors do not carry out their duties under their agreements with us, fail to meet expected deadlines or fail to comply with appropriate standards for preclinical or clinical research, our ability to develop our product candidates and obtain regulatory approval on a timely basis, if at all, may be materially adversely affected.

Production and supply of our product candidates depend on contract manufacturers over whom we have no control, with the risk that we may not have adequate supplies of our product candidates or products.

We do not have the facilities to manufacture our early stage potential products such as PL8177, PL9643, PL3994 and other natriuretic peptide and melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

Our ability to achieve revenues from the sale of our products will depend, in part, on our ability to obtain adequate reimbursement from Medicare, Medicaid, private insurers and other healthcare payers.

Our ability to successfully commercialize our products, including Vyleesi and our products in development, will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process. There is no guarantee that our products will ultimately be reimbursed. There is significant uncertainty concerning third-party reimbursement for the use of any pharmaceutical product incorporating new technology and third-party reimbursement might not be available for our proposed products once approved, or if obtained, might not be adequate.

There is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD and other forms of FSD. Based on third-party reimbursement for approved products treating ED, we believe Vyleesi for HSDD will be classified as a Tier 3 drug, so that reimbursement will be limited for Vyleesi for treatment of premenopausal women with HSDD, assuming the product is approved by the FDA. If we are able to obtain reimbursement, continuing efforts by governmental and third-party payers to contain or reduce costs of healthcare may adversely affect our future revenues and ability to achieve profitability. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at price levels sufficient for us to realize a positive return on our investment, which would have a material adverse effect on our business, financial condition and results of operations.

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

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

We are highly dependent on our management team, senior staff professionals and third-party contractors and consultants, and the loss of their services could materially adversely affect our business.

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for Vyleesi, PL8177, PL9643, PL3994 and our other preclinical programs for MC1r and MC4r peptide or small molecule drug candidates and natriuretic peptide drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants and scientific advisors.

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

Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. Medical products containing a combination of new drugs, biological products or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, because these drug delivery devices are provided by single source unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices, maintain their own regulatory compliance, and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. We are also dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices, and maintain compliance with all regulatory requirements, could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.

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

Legislative or regulatory healthcare reforms in the United States may make it more difficult and costly for us to obtain regulatory clearance or approval of any future product candidates and to produce, market and distribute our products after clearance or approval is obtained.

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

The standards that the USPTO and foreign patent offices use to grant patents are not always applied predictably or uniformly and can change. Consequently, our pending patent applications may not be allowed and, if allowed, may not contain the type and extent of patent claims that will be adequate to conduct our business as planned. Additionally, any issued patents we currently own or obtain in the future may have a shorter patent term than expected or may not contain claims that will permit us to stop competitors from using our technology or similar technology or from copying our product candidates. Similarly, the standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. In addition, changes to patent laws in the United States or other countries may be applied retroactively to affect the validation enforceability, or term of our patent. For example, the U.S. Supreme Court has recently modified some legal standards applied by the USPTO in examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. In addition, changes to the U.S. patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. Under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position.

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

●
sales of our common stock, or the perception that such sales could occur; and

●
the other factors described in this “Risk Factors” section.

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

For the 12-month period ended June 30, 2019, the price of our stock has been volatile, ranging from a high of $1.78 per share to a low of $0.59 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of Sarbanes-Oxley. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act must contain a report assessing the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 10, 2019. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 10, 2019, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings, but as an “accelerated filer” we are not exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of internal control over financial reporting. We cannot predict whether investors will find our common stock less attractive because of our reliance on the smaller reporting company exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As of September 10, 2019, there were 46,816,721 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 10, 2019, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●
65,625 shares issuable on the conversion of our immediately convertible Series A Convertible Preferred Stock, subject to adjustment, for no further consideration;

●
14,358,550 shares issuable upon the exercise of stock options at a weighted-average exercise price of $0.84 per share;

●
4,125,683 shares issuable under restricted stock units which vest on dates between December 12, 2019 and June 24, 2023, subject to the fulfillment of service or performance conditions;

●
5,978,150 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery; and

●
22,288,713 shares issuable upon the exercise of warrants at a weighted-average exercise price of $0.77 per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2020. We also lease approximately 1,700 square feet of laboratory space in the Township of South Brunswick, NJ, under a lease that expires in June 2020. We believe our present facilities are adequate for our current needs. We do not own any real property.

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

On September 10, 2019, we had approximately 108 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $1.01 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $226,474,030.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. The following 41,444 shares were withheld during the quarter ended June 30, 2019 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options:

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1-30, 2019	3,450	$1.13	-	-
May 1-31, 2019	-	-	-	-
June 1-30, 2019	37,994	1.31	-	-
Total	41,444	1.29	-	-

 (1) Consists solely of 41,444 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 10, 2019, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report immediately prior to Part I, under the heading “Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

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

On July 1, 2018, we adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under ASC Topic 606, and applied this approach only to contracts that were not completed as of July 1, 2018. We calculated a one-time cumulative transition adjustment of $500,000, which was recorded on July 1, 2018 to the opening balance of accumulated deficit related to our license agreement with Kwangdong (the “Kwangdong License Agreement”) because we determined a significant revenue reversal would not occur in a future period. The one-time adjustment consisted of the recognition of $500,000 of deferred revenue.

Revenue Recognition for Periods Prior to July 1, 2018

We have generated revenue solely through license and collaboration agreements. Prior to July 1, 2018, we recognized revenue in accordance with FASB ASC Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addressed the determination of whether an arrangement involving multiple deliverables contained more than one unit of accounting. A delivered item within an arrangement was considered a separate unit of accounting only if both of the following criteria were met:

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

We determined that it was appropriate to recognize such revenue specifically related to the up-front payment the Company received using the input-based proportional method during the period of Palatin’s development obligations as defined in the license agreement with AMAG (the “AMAG License Agreement”). Refer to Note 4 of the accompanying consolidated financial statements for additional information.

Under the license agreement with Fosum for exclusive rights to commercialize Vyleesi in the China (the “Fosun License Agreement”), as discussed in Note 5 of the accompanying consolidated financial statements, we received consideration in the form of an upfront license fee payment and determined that it was appropriate to recognize such consideration as revenue in the first quarter of the fiscal year ended June 30, 2018 (“fiscal 2018”), which was the quarter in which the license was granted, since the license had stand-alone value and the upfront payment we received was non-refundable.

Under the Kwangdong License Agreement, as discussed in Note 6 of the accompanying consolidated financial statements, we received consideration in the form of an upfront license fee payment in fiscal 2018 and determined that it was appropriate to record such consideration as deferred revenue because the upfront payment we received is subject to certain refund provisions.

Revenue resulting from the achievement of development milestones was recorded in accordance with the accounting guidance for the milestone method of revenue recognition. Amounts received prior to satisfying the revenue recognition criteria were recorded as deferred revenue on our consolidated balance sheet.

Revenue Recognition for Periods Commencing July 1, 2018

For licenses of intellectual property, we assess, at contract inception, whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license will be bundled with other promises in the arrangement into one performance obligation. We need to determine if the bundled performance obligation is satisfied over time or at a point in time. If we conclude that the nonrefundable, upfront license fees will be recognized over time, we will need to assess the appropriate method of measuring proportional performance.

Regulatory milestone payments are excluded from the transaction price due to the inability to estimate the probability of reversal. Revenue relating to achievement of these milestones is recognized in the period in which the milestone is achieved.

Sales-based royalty and milestone payments resulting from customer contracts solely or predominately for the license of intellectual property will only be recognized upon occurrence of the underlying sale or achievement of the sales milestone in the future and such sales-based royalties and milestone payments will be recognized in the same period earned.

We recognize revenue for reimbursements of research and development costs under collaboration agreements as the services are performed. We record these reimbursements as revenue and not as a reduction of research and development expenses as we are the principal in the research and development activities based upon our control of such activities, which is considered part of our ordinary activities.

Development milestone payments are generally due 30 business days after the milestone is achieved. Sales milestone payments are generally due 45 business days after the calendar year in which the sales milestone is achieved. Royalty payments are generally due on a quarterly basis 20 business days after being invoiced.

Accrued Expenses

Third parties perform a substantial portion of our development activities. We review the activities performed under significant contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

Stock-based Compensation

We expense the fair value of stock options and other equity awards granted. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of our common stock on the date of grant or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations. Compensation costs for awards containing a performance condition are determined using the quoted price of our common stock on the date of grant or for stock options, the value is determined utilizing the Black Scholes option pricing model, and are recognized based on the probability of achievement of the performance condition over the service period. The Black-Scholes option pricing model requires us to make estimates of expected volatility and interest rates, which we estimate based on prior experience and public sources of information. The expected term of the option used is based upon the simplified method, which represents the average of the vesting and contractual term. Compensation expense is not adjusted for subsequent changes in the estimates used to calculate fair value or for actual experience. Forfeitures are recognized as they occur. As the amount and timing of compensation expense to be recorded in future periods may be affected by the achievement of performance conditions and employee terminations, stock-based compensation may vary significantly period to period.

See Note 3 to the consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements that affect us.

Results of Operations

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018:

Revenue – For the fiscal year ended June 30, 2019 (“fiscal 2019”), we recognized $60,300,476 in revenue pursuant to our license agreement with AMAG compared to $67,134,758 in revenue for fiscal 2018 pursuant to our license agreements with AMAG and Fosun.

On January 8, 2017, we entered into the AMAG License Agreement which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG reimbursed us $25,000,000, less certain expenses directly paid by AMAG for direct out-of-pocket expenses we incurred following the effective date of the AMAG License Agreement in connection with development and regulatory activities necessary to file an NDA for Vyleesi for HSDD in the United States, less certain other expenses directly paid or to be paid by AMAG. We recognized $300,476 and $42,134,758 for fiscal 2019 and fiscal 2018, respectively, as license and contract revenue which included additional billings for AMAG-related Vyleesi costs of $300,476 and $1,151,243 in fiscal 2019 and fiscal 2018, respectively.

In addition, pursuant to the terms of and subject to the conditions in the AMAG License Agreement, we were eligible to receive up to $80,000,000 from AMAG in specified regulatory milestone payments upon achievement of certain regulatory milestones. On June 4, 2018, the FDA accepted the Vyleesi NDA for filing, which triggered a $20,000,000 milestone payment to Palatin from AMAG, that was recognized in revenue in fiscal 2018. On June 21, 2019, the FDA granted approval of Vyleesi for use in the United States, which triggered a $60,000,000 milestone payment to Palatin. As a result, we recognized $60,000,000 in revenue related to regulatory milestones in fiscal 2019.

In addition, pursuant to the terms of and subject to the conditions in the AMAG License Agreement, we will be eligible to receive from AMAG up to $300,000,000 in sales milestone payments based on achievement of certain annual net sales for defined products in the territory.

On September 6, 2017, we entered into the Fosun License Agreement, which provided for $5,000,000 as a one-time non-refundable upfront payment, which was recorded as revenue during the year ended June 30, 2018. Pursuant to the Fosun License Agreement, $500,000 was withheld in accordance with tax withholding requirements in the Chinese Territories and was recorded as an expense during the year ended June 30, 2018.

Research and Development – Total research and development expenses, including general research and development spending, were $14,857,095 for fiscal 2019 compared to $32,566,217 for fiscal 2018. Fiscal 2019 costs primarily relate to our MC4r and other preclinical programs along with an additional Phase 1 study for Vylessi. Fiscal 2018 costs primarily relate to our Vyleesi Phase 3 clinical trial program and ancillary studies necessary to file an NDA for Vyleesi for HSDD.

Research and development expenses related to our Vyleesi, PL3994, PL8177, MC1r, MC4r and other preclinical projects were $10,129,640 and $27,449,494 in fiscal 2019 and fiscal 2018, respectively. Spending to date has been primarily related to our Vyleesi for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the conclusion of Phase 3 clinical trial and development of Vyleesi for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Vyleesi, PL8177 and PL3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $4,727,455 and $5,116,723 in fiscal 2019 and fiscal 2018, respectively. The decrease in general research and development spending is primarily attributable to lower stock-based compensation in fiscal 2019.

Cumulative spending from inception to June 30, 2019 was approximately $310,200,000 on our Vyleesi program and approximately $142,000,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists, NPR programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $9,699,061 for fiscal 2019 compared to $8,641,976 for fiscal 2018. The increase in general and administrative expenses is primarily attributable to an increase in compensation expense.

Other Income (Expense) – Total other income (expense), net was $28,707 and $(1,141,351) for fiscal 2019 and fiscal 2018, respectively. For fiscal 2019, we recognized $446,268 of investment income offset by $(417,561) of interest expense primarily related to our venture debt. For fiscal 2018, we recognized $(1,452,014) of interest expense primarily related to our venture debt, offset by $310,663 of investment income. The decrease in interest expense relates to our paying down of the venture debt.

Income Taxes – For fiscal 2019, the Company recorded no income tax expense as a result of the utilization of net operating losses that were subject to a full valuation allowance.

Year Ended June 30, 2018 Compared to the Year Ended June 30, 2017:

Revenue – For the fiscal year ended June 30, 2018, we recognized $67,134,758 in revenue pursuant to our license agreements with AMAG and Fosun compared to $44,723,827 in revenue for the year ended June 30,2017 (“fiscal 2017”).

On January 8, 2017, we entered into the AMAG License Agreement with AMAG, which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG reimbursed us $25,000,000, less certain expenses directly paid by AMAG for direct out-of-pocket expenses we incurred following the effective date of the license agreement, in connection with development and regulatory activities necessary to file an NDA for Vyleesi for HSDD in the United States, less certain other expenses directly paid or to be paid by AMAG. We recognized $42,134,758 and $44,723,827 for fiscal 2018 and fiscal 2017 respectively as license and contract revenue which included additional billings for AMAG related Vyleesi costs of $1,151,243 and $707,342 in fiscal 2018 and fiscal 2017 respectively.

In addition, pursuant to the terms of and subject to the conditions in the AMAG License Agreement, we were eligible to receive from AMAG (i) up to $80,000,000 in specified regulatory milestone payments upon achievement of certain regulatory milestones, and (ii) up to $300,000,000 in sales milestone payments based on achievement of certain annual net sales for all Products in the Territory. On June 4, 2018 the FDA accepted the Vyleesi NDA for filing, which acceptance triggered a $20,000,000 milestone payment to us. As a result, we recognized $20,000,000 in revenue related to regulatory milestones in fiscal 2018.

On September 6, 2017, we entered into the Fosun License Agreement with Fosun for exclusive rights to commercialize Vyleesi in the Chinese territories, which provided for $5,000,000 as a one-time non-refundable upfront payment, which was recorded as revenue in fiscal 2018. Pursuant to the Fosun License Agreement with Fosun, $500,000 was withheld in accordance with tax withholding requirements in China and was recorded as an expense during fiscal 2018.

On November 21, 2017, we entered into the Kwangdong License Agreement with Kwangdong for exclusive rights to commercialize Vyleesi in the Republic of Korea, which provided for a $500,000 one-time refundable upfront payment, which was recorded as non-current deferred revenue as of June 30, 2018. Pursuant to Kwangdong License Agreement, $82,500 was withheld in accordance with tax withholding requirements in South Korea and was recorded as an expense during fiscal 2018. On July 1, 2018, in conjunction with the adoption of ASC Topic 606, a one-time transition of adjustment of $500,000 was recorded to the opening balance of accumulated deficit as we determined a significant revenue reversal would not occur in a future period.

Research and Development – Research and development expenses, including general research and development spending, were $32,566,217 for fiscal 2018 compared to $45,683,174 for fiscal 2017. These costs primarily relate to our Vyleesi Phase 3 clinical trial program and ancillary studies necessary to file an NDA for Vyleesi for HSDD.

Research and development expenses related to our Vyleesi, PL3994, PL8177, MC1r, MC4r and other preclinical projects were $27,449,494 and $41,146,970 in fiscal 2018 and fiscal 2017, respectively. Spending to date has been primarily related to our Vyleesi for the treatment of HSDD program. The decrease in research and development expenses is mainly attributable to the conclusion of Phase 3 clinical trial and development of Vyleesi for HSDD. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Vyleesi, PL8177 and PL3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $5,116,723 and $4,536,204 in fiscal 2018 and fiscal 2017, respectively. The increase in general research and development spending is primarily attributable to additional staffing and secondarily to the recognition of stock-based compensation.

Cumulative spending from inception to June 30, 2018 was approximately $306,900,000 on our Vyleesi program and approximately $130,400,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

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

Other Income (Expense) – Total other expense, net, was $(1,141,351) and $(2,262,039) for fiscal 2018 and fiscal 2017, respectively. For fiscal 2018, we recognized $(1,452,014) of interest expense primarily related to our venture debt offset by $310,663 of investment income. For fiscal 2017, we recognized $(2,288,309) of interest expense primarily related to our venture debt offset by $26,270 of investment income. The decrease in interest expense relates to our paying down of the venture debt.

Income Taxes – Income tax expense was $82,500 in fiscal 2018 compared to $500,000 in fiscal 2017. The fiscal 2018 income tax expense relates to foreign withholding taxes of $582,500 offset by an income tax benefit of $500,000 resulting from the 2017 Tax Act under which AMT credits became refundable and the valuation allowance against our previously estimated AMT credits was released.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Liquidity and Capital Resources

Since inception, we have generally incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaborative agreements.

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

During fiscal 2019, net cash used in operating activities was $21,782,841 compared to net cash provided by operating activities of $1,703,103 in fiscal 2018, and $12,881,527 in fiscal 2017. The difference in cash used in operations in fiscal 2019 compared with cash provided by operating activities in fiscal 2018 was primarily related to the timing of the receipt of payments related to revenue recorded for the AMAG License Agreement, including for the FDA’s approval of Vylessi. The difference in cash provided by operations in fiscal 2018 compared with fiscal 2017 was the result of the initial payment in fiscal 2017 and lower cash receipts in fiscal 2018 relating to the AMAG License Agreement.

During fiscal 2019, net cash used in investing activities consisted of $36,139, which consisted of the acquisition of equipment. During fiscal 2018, net cash provided by investing activities was $227,549, which consisted of $250,000 of proceeds from maturity of investments offset by $22,451 used for the acquisition of equipment. During fiscal 2017, net cash provided by investing activities was $991,596, which consisted of $1,124,999 of proceeds from the maturity of investments offset by $133,403 used for the acquisition of equipment.

During fiscal 2019, net cash provided by financing activities was $27,329,231 which consisted of proceeds from the sale of common stock of $33,136,060 and proceeds from the exercise of common stock warrants of $808,934 offset by payment of withholding taxes related to restricted stock units and stock options of $115,763 and payment of debt obligations of $6,500,000. During fiscal 2018, net cash used in financing activities was $4,130,805, which consisted of payments of capital lease obligations of $14,324, payment of withholding taxes related to restricted stock units of $45,165, and payment of debt obligations of $8,000,000, offset by proceeds from the exercise of stock options, and common stock warrants of $2,670,910 and sale of common stock of $1,257,774. During fiscal 2017, net cash provided by financing activities was $18,324,533, which consisted of net proceeds from our underwritten offerings of units consisting of our common stock and warrants in August and December 2016 of $23,856,973 and proceeds from the exercise of warrants of $164,358, offset by $5,696,798 for the payments on notes payable, capital lease payments and the payment of withholding taxes related to restricted stock units.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2019, our cash and cash equivalents were $43,510,422 with accounts receivable of $60,265,970 and current liabilities of $4,185,892.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least September 30, 2020. We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We had net income for fiscal 2019 of $35,773,027, primarily based on FDA approval of Vyleesi for HSDD. We may not sustain profitability in future years, which is dependent on numerous factors, including whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of natriuretic peptide and MC1r products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2019:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Facility operating leases	$255,120	$255,120	$-	$-	$-
Notes payable, including interest	835,485	835,485	-	-	-

Total contractual obligations	$1,090,605	$1,090,605	$-	$-	$-

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 12, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 of the consolidated financial statements, the Company has changed its method of accounting for revenue in the year ended June 30, 2019 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Philadelphia, Pennsylvania

September 12, 2019

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$43,510,422	$38,000,171
Accounts receivable	60,265,970	-
Prepaid expenses and other current assets	637,289	513,688
Total current assets	104,413,681	38,513,859

Property and equipment, net	141,539	164,035
Other assets	179,916	338,916
Total assets	$104,735,136	$39,016,810

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,787	$2,223,693
Accrued expenses	2,848,692	2,103,021
Notes payable, net of discount	332,896	5,948,763
Other current liabilities	499,517	487,488
Total current liabilities	4,185,892	10,762,965

Notes payable, net of discount	-	332,898
Deferred revenue	-	500,000
Other non-current liabilities	-	456,038
Total liabilities	4,185,892	12,051,901

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of June 30, 2019 and June 30, 2018	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 226,815,363 shares as of June 30, 2019 and 200,554,205 shares as of June 30, 2018	2,268,154	2,005,542
Additional paid-in capital	394,053,929	357,005,233
Accumulated deficit	(295,772,879)	(332,045,906)
Total stockholders’ equity	100,549,244	26,964,909
Total liabilities and stockholders’ equity	$104,735,136	$39,016,810

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2019	2018	2017

REVENUES
License and contract	$60,300,476	$67,134,758	$44,723,827

OPERATING EXPENSES
Research and development	14,857,095	32,566,217	45,683,174
General and administrative	9,699,061	8,641,976	9,610,147
Total operating expenses	24,556,156	41,208,193	55,293,321

Income (loss) from operations	35,744,320	25,926,565	(10,569,494)

OTHER INCOME (EXPENSE)
Investment income	446,268	310,663	26,270
Interest expense	(417,561)	(1,452,014)	(2,288,309)
Total other income (expense), net	28,707	(1,141,351)	(2,262,039)

Income (loss) before income taxes	35,773,027	24,785,214	(12,831,533)
Income tax expense	-	(82,500)	(500,000)

NET INCOME (LOSS)	$35,773,027	$24,702,714	$(13,331,533)

Basic net income (loss) per common share	$0.17	$0.12	$(0.07)

Diluted net income (loss) income per common share	$0.16	$0.12	$(0.07)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	207,670,607	198,101,060	184,087,719

Weighted average number of common shares outstanding used in computing diluted net income (loss) per common share	217,133,374	207,007,558	184,087,719

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended June 30,
	2019	2018	2017

Net income (loss)	$35,773,027	$24,702,714	$(13,331,533)

Other comprehensive income:
Unrealized gain on available-for-sale investments	-	590	1,354

Total comprehensive income (loss)	$35,773,027	$24,703,304	$(13,330,179)

  The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity (Deficiency)

					Additional	Accumulated Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, June 30, 2016	4,030	$40	68,568,055	$685,680	$325,142,509	$(1,944)	$(343,412,252)	$(17,585,967)
Stock-based compensation	-	-	579,400	5,794	1,751,465	-	-	1,757,259
Sale of common stock units, net of costs	-	-	36,866,097	368,661	23,488,312	-	-	23,856,973
Withholding taxes related to restricted stock units	-	-	(75,993)	(760)	(26,328)	-	-	(27,088)
Warrant exercises	-	-	54,577,802	545,778	(381,420)	-	-	164,358
Unrealized gains on investments	-	-	-	-	-	1,354	-	1,354
Net loss	-	-	-	-	-	-	(13,331,533)	(13,331,533)
Balance, June 30, 2017	4,030	40	160,515,361	1,605,153	349,974,538	(590)	(356,743,785)	(5,164,644)
Cumulative effect of accounting change	-	-	-	-	4,835	-	(4,835)	-
Stock-based compensation	-	-	795,041	7,951	3,510,400	-	-	3,518,351
Sale of common stock , net of costs	-	-	1,283,754	12,838	1,244,936	-	-	1,257,774
Withholding taxes related to restricted stock units	-	-	(27,465)	(275)	(20,511)	-	-	(20,786)
Warrant exercises	-	-	37,778,614	377,786	2,133,243	-	-	2,511,029
Option exercises	-	-	208,900	2,089	157,792	-	-	159,881
Unrealized gains on investments	-	-	-	-	-	590	-	590
Net income	-	-	-	-	-	-	24,702,714	24,702,714
Balance, June 30, 2018	4,030	40	200,554,205	2,005,542	357,005,233	-	(332,045,906)	26,964,909
Cumulative effect of accounting change	-	-	-	-	-	-	500,000	500,000
Stock-based compensation	-	-	327,692	3,277	3,478,800	-	-	3,482,077
Sale of common stock , net of costs	-	-	24,785,814	247,858	32,888,202	-	-	33,136,060
Withholding taxes related to restricted stock units	-	-	(67,038)	(670)	(65,322)	-	-	(65,992)
Withholding taxes related to stock options	-	-	(37,994)	(380)	(49,391)	-	-	(49,771)
Warrant exercises	-	-	1,115,333	11,153	797,781	-	-	808,934
Option exercises	-	-	137,351	1,374	(1,374)	-	-	-
Net income	-	-	-	-	-	-	35,773,027	35,773,027
Balance, June 30, 2019	4,030	$40	226,815,363	$2,268,154	$394,053,929	$-	$(295,772,879)	$100,549,244

  The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$35,773,027	$24,702,714	$(13,331,533)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:

Depreciation and amortization	58,635	56,569	33,051
Non-cash interest expense	51,234	175,493	298,790
Stock-based compensation	3,482,077	3,518,351	1,757,259
Deferred income tax benefit	-	(500,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(60,265,970)	15,116,822	(15,116,822)
Prepaid expenses and other assets	35,399	715,533	308,917
Accounts payable	(1,718,906)	672,326	837,477
Accrued expenses	745,671	(8,393,698)	2,728,985
Deferred revenue	-	(34,550,572)	35,050,572
Other non-current liabilities	55,992	189,565	314,831
Net cash (used in) provided by operating activities	(21,782,841)	1,703,103	12,881,527

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale/maturity of investments	-	250,000	1,124,999
Purchases of property and equipment	(36,139)	(22,451)	(133,403)
Net cash (used in) provided by investing activities	(36,139)	227,549	991,596

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on capital lease obligations	-	(14,324)	(27,424)
Payment of withholding taxes related to restricted
stock units and stock options	(115,763)	(45,165)	(2,708)
Payment on notes payable obligations	(6,500,000)	(8,000,000)	(5,666,666)
Proceeds from the exercise of stock options	-	159,881	-
Proceeds from exercise of common stock warrants	808,934	2,511,029	164,358
Proceeds from the sale of common stock and warrants, net
of costs	33,136,060	1,257,774	23,856,973
Net cash provided by (used in) financing activities	27,329,231	(4,130,805)	18,324,533

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	5,510,251	(2,200,153)	32,197,656

CASH AND CASH EQUIVALENTS, beginning of year	38,000,171	40,200,324	8,002,668

CASH AND CASH EQUIVALENTS, end of year	$43,510,422	$38,000,171	$40,200,324

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$354,456	$1,084,158	$1,676,954
Cash paid for income taxes	-	500,000	-

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(1)
ORGANIZATION

Palatin Technologies, Inc. (“Palatin” or the “Company”) is a specialized biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system is hormone driven, with effects on food intake, metabolism, sexual function, inflammation and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

The Company’s lead product, Vyleesi™, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019, and is being marketed in North America by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women.

The Company’s new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy and inflammatory bowel disease. The Company believes that the MC1r agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions, and therapeutic agents modulating this system have potential to treat cardiovascular and fibrotic diseases. The Company has designed and is developing potential NPR candidate drugs selective for one or more different natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2019 of $295,772,879.

Income for fiscal 2019 and fiscal 2018 was based on the achieving development milestones. The Company has not yet earned revenue from the commercialization of Vyleesi.

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

As of June 30, 2019, the Company’s cash and cash equivalents were $43,510,422, accounts receivable were $60,265,970 and current liabilities were $4,185,892. Management intends to utilize existing capital resources for general corporate purposes and working capital, including, preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s existing capital resources will be adequate to fund the Company’s planned operations through at least September 30, 2020. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the year ended June 30, 2019, the Company reported $60,300,476 in license and contract revenue related to a license agreement with AMAG for Vyleesi for North America (“AMAG License Agreement”) (Note 4). For the year ended June 30, 2018, the Company reported $62,134,758 in license and contract revenue related to the AMAG License Agreement. In addition, for the year ended June 30, 2018, the Company reported $5,000,000 in license revenue related to a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for Vyleesi for China and certain other Asian territories (“Fosun License Agreement”) (Note 5). For the year ended June 30, 2017, the Company reported $44,723,827 in contract revenue related to the AMAG License Agreement.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $43,381,556 and $37,808,099 in a money market account at June 30, 2019 and 2018, respectively.

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

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company (“FDIC”). The Company’s accounts receivable balance at June 30, 2019 has arisen from a milestone payment due from AMAG as it related to the FDA’s approval of Vyleesi and was subsequently collected in July 2019.

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

On July 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under ASC Topic 606, and applied this approach only to contracts that were not completed as of July 1, 2018. The Company calculated a one-time cumulative transition adjustment of $500,000 which was recorded on July 1, 2018 to the opening balance of accumulated deficit related to its license agreement (the “Kwangdong License Agreement”) with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) as the Company determined a significant revenue reversal would not occur in a future period. The one-time adjustment consisted of the recognition of $500,000 of deferred revenue.

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

The Company determined that it was appropriate to recognize such revenue using the input-based proportional method during the period of Palatin’s development obligations as defined in the AMAG License Agreement. Refer to Note 4 for additional information.

Under the Fosun License Agreement (Note 5), the Company received consideration in the form of an upfront license fee payment and determined that it was appropriate to recognize such consideration as revenue in the first quarter of fiscal 2018, which was the quarter in which the license was granted, since the license had stand-alone value and the upfront payment received by the Company was non-refundable.

Under the Kwangdong License Agreement (Note 6), the Company received consideration in the form of an upfront license fee payment and determined that it was appropriate to record such consideration as deferred revenue because the upfront payment received by the Company is subject to certain refund provisions.

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

Regulatory milestone payments are excluded from the transaction price due to the inability to estimate the probability of reversal. Revenue relating to achievement of these milestones is recognized in the period in which the milestone is achieved.

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

The cumulative effect of applying ASC Topic 606 to the Company’s consolidated balance sheet was as follows:

	Balance at June 30, 2018	Net Adjustment	Balance at July 1, 2018
Deferred revenue	$500,000	$(500,000)	$-
Accumulated deficit	(332,045,906)	500,000	(331,545,906)

The impact of adoption of ASC Topic 606 on the Company’s consolidated balance sheet as of June 30, 2019 is as follows:

	Impact of change in accounting policies
	As reported June 30, 2019	Adjustments	As reported without adoption of ASC Topic 606
ASSETS
Current assets:
Cash and cash equivalents	$43,510,422	$-	$43,510,422
Accounts Receiveable	60,265,970	-	60,265,970
Prepaid expenses and other current assets	637,289	-	637,289
Total current assets	104,413,681	-	104,413,681
	-		-
Property and equipment, net	141,539	-	141,539
Other assets	179,916	-	179,916
Total assets	$104,735,136	$-	$104,735,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$504,787	$-	$504,787
Accrued expenses	2,848,692	-	2,848,692
Notes payable, net of discount	332,896	-	332,896
Other current liabilities	499,517	-	499,517
Total current liabilities	4,185,892	-	4,185,892
	-		-
Deferred revenue	-	500,000	500,000
Total liabilities	4,185,892	500,000	4,685,892

Stockholders’ equity:
Preferred stock	40	-	40
Common stock	2,268,154	-	2,268,154
Additional paid-in capital	394,053,929	-	394,053,929
Accumulated deficit	(295,772,879)	(500,000)	(296,272,879)
Total stockholders’ equity	100,549,244	(500,000)	100,049,244
Total liabilities and stockholders’ equity	$104,735,136	$-	$104,735,136

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

Income Taxes – The Company and its subsidiary file consolidated federal and separate-company state income tax returns. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences or operating loss and tax credit carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company has recorded and continues to maintain a full valuation allowance against its deferred tax assets based on the history of losses incurred and lack of experience projecting future sales-based royalty and milestone payments.

On December 22, 2017, the U.S. government enacted wide-ranging tax legislation, the 2017 Tax Act. The 2017 Tax Act significantly revised U.S. tax law by, among other provisions, (a) lowering the applicable U.S. federal statutory corporate income tax rate from 35% to 21%, (b) eliminating or reducing certain income tax deductions, such as deductions for interest expense, executive compensation expenses and certain employee expenses, and (c) repealing the federal Alternate Minimum Tax (“AMT”) and providing for the refund of existing AMT credits.

Other provisions enacted include a new provision designed to tax low-taxed income of foreign subsidiaries (i.e., “GILTI” and a one-time transition tax on the deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits from controlled foreign corporations. The Company does not have any foreign subsidiaries, and thus these provisions do not apply.

Net Income (Loss) per Common Share - Basic and diluted earnings per common share (“EPS”) are calculated in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, which includes guidance pertaining to the warrants issued in connection with the Company’s July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that were exercisable for nominal consideration and, therefore, to the extent not yet exercised were considered in the computation of basic and diluted net income (loss) per common share. As of November 21, 2017, all warrants exercisable for nominal value had been converted into common stock.

The following table is a reconciliation of net income (loss) and the shares used in calculating basic and diluted net income (loss) per common share for the years ended June 30, 2019, 2018 and 2017:

	Year Ended June 30,
	2019	2018	2017

Net income (loss)	$35,773,027	$24,702,714	$(13,331,533)

Denominator:
Weighted average common shares outstanding - Basic	207,670,607	198,101,060	184,087,719

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	7,142,309	6,752,604	-
Restricted stock units	2,320,458	2,153,894	-
Weighted average common shares outstanding - Diluted	217,133,374	207,007,558	184,087,719

Net income (loss) per common share:
Basic	$0.17	$0.12	$(0.07)
Diluted	$0.16	$0.12	$(0.07)

As of June 30, 2019, 2018 and 2017 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants, excluding outstanding warrants exercisable for nominal consideration, and the vesting of restricted stock units amounted in an aggregate of 6,130,876, 5,197,592, and 40,597,194 shares, respectively, being excluded from the weighted average number of common shares outstanding used in computing diluted net income (loss) per common share because they were anti-dilutive during the period or the minimum performance requirements or market conditions had not been met.

Included in the weighted average common shares used in computing basic and diluted net income (loss) per common share are 6,138,166, 3,140,499 and 1,378,750 vested restricted stock units that had not been issued as of June 30, 2019, 2018 and 2017, respectively, due to a provision in the restricted stock unit agreements to delay delivery

(3)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending June 30, 2019 and interim periods within that annual period. Early adoption is permitted. The Company adopted this guidance during the year ended June 30, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, relating to the recognition of lease assets and lease liabilities. The new guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability, other than leases that meet the definition of a short- term lease, and requires expanded disclosures about leasing arrangements. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from the current guidance. Lessor accounting is similar to the current guidance, but updated to align with certain changes to the lessee model and the new revenue recognition standard. The new guidance is effective for the Company on July 1, 2019. The Company believes that the adoption of ASU No. 2016-02 will not have a material impact on its consolidated results of operations and expects to record between $200,000 to $250,000 of right-of-use assets and lease liabilities on the balance sheet as a result of adopting this new standard.

The Company will adopt the standard on July 1, 2019 and use the effective date as its initial date of application. The new standard provides practical expedients and certain exemptions for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The Company adopted this guidance during the year ended June 30, 2019. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Following the satisfaction of certain conditions to closing, the license agreement became effective on February 2, 2017. On that date, AMAG paid the Company $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG was required to reimburse the Company up to an aggregate amount of $25,000,000 for reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with the development and regulatory activities necessary to file a New Drug Application (“NDA”) for Vyleesi for HSDD in the United States related to Palatin’s development obligations.

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. For the years ended June 30, 2018 and 2017, the Company recognized $42,134,758 and $44,723,827, respectively, as license and contract revenue which included additional billings for AMAG related Vyleesi costs of $1,151,243 and $707,342 in fiscal 2018 and fiscal 2017 respectively. For the year ended June 30, 2019, additional billings were $300,476. On June 4, 2018, the FDA accepted the Vyleesi NDA for filing. The FDA’s acceptance triggered a $20,000,000 milestone payment to Palatin from AMAG. As a result, the Company recognized $20,000,000 in revenue related to regulatory milestones in fiscal 2018. On June 21, 2019, the FDA granted approval of Vyleesi for use in the United States. The FDA’s approval triggered a $60,000,000 milestone payment to Palatin from AMAG. As a result, the Company recognized $60,000,000 in revenue related to regulatory milestones in fiscal 2019. In addition, pursuant to the terms of and subject to the conditions in the AMAG License Agreement, the Company is eligible to receive from AMAG up to $300,000,000 in sales milestone payments based on achievement of certain annual net sales for all Products in the Territory.

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

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to Vyleesi. Under the engagement agreement with Greenhill, the Company is obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less a credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill and recorded as an expense upon the closing of the licensing transaction. This amount is credited toward amounts that were and will become due to Greenhill in the future, provided that the aggregate fee payable to Greenhill will not be less than 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement. The Company will generally pay Greenhill 2% of all future proceeds and consideration paid to the Company by AMAG in connection with the AMAG License Agreement, including milestone and royalty payments. The Company also reimbursed Greenhill $7,263 for certain expenses incurred in connection with its advisory services.

Pursuant to the AMAG License Agreement, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of Vyleesi.

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

Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. Based upon certain refund provisions, the upfront payment was recorded as non-current deferred revenue at June 30, 2018. On July 1, 2018, in conjunction with the adoption of ASC Topic 606, a one-time transition adjustment of $500,000 was recorded to the opening balance of accumulated deficit as the Company determined a significant revenue reversal would not occur in a future period. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. Palatin has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

(7)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2019	2018
Clinical study costs	$61,798	$145,994
Insurance premiums	87,937	42,605
Other	487,554	325,089
	$637,289	$513,688

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2019:
Money Market Account	$43,381,556	$43,381,556	$-	$-
June 30, 2018:
Money Market Account	$37,808,099	$37,808,099	$-	$-

(9)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2019	2018
Office equipment	$1,193,162	$1,193,162
Laboratory equipment	585,795	558,205
Leasehold improvements	751,226	751,226
	2,530,183	2,502,593
Less: Accumulated depreciation and amortization	(2,388,644)	(2,338,558)
	$141,539	$164,035

The aggregate cost of assets acquired under capital leases was $146,115 as of both June 30, 2019 and 2018. Accumulated amortization associated with assets acquired under capital leases was $122,115 as of both June 30, 2019 and 2018.

(10)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2019	2018
Clinical study costs	$943,721	$983,410
Other research related expenses	1,361,414	590,236
Professional services	317,500	297,731
Other	226,057	231,644
	$2,848,692	$2,103,021

(11)
NOTES PAYABLE:

Notes payable consist of the following:

	June 30,	June 30,
	2019	2018
Notes payable under venture loan	$333,333	$6,333,334
Unamortized related debt discount	(295)	(33,535)
Unamortized debt issuance costs	(142)	(18,138)
Notes payable	332,896	6,281,661

Less: current portion	332,896	5,948,763

Long-term portion	$-	$332,898

On December 23, 2014, the Company closed on a $10,000,000 venture loan which was led by Horizon Technology Finance Corporation (“Horizon”). The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50%, and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through January 1, 2019. The lenders also received five-year immediately exercisable Series D 2014 warrants to purchase 666,666 shares of common stock exercisable at an exercise price of $0.75 per share. The Company recorded a debt discount of $267,820 equal to the fair value of these warrants at issuance, which was amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on January 1, 2019, or upon early repayment of the loan. This final incremental payment was accreted to interest expense over the term of the related debt and included in other liabilities on the consolidated balance sheet. The Company incurred $209,367 of costs in connection with the loan. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were amortized to interest expense over the term of the related debt. During the year ended June 30, 2019, the loan matured, and on December 31, 2018, the Company made the final incremental payment of $500,000.

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility is a four-year senior secured term loan that bears interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provides for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company has recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which is being amortized to interest expense over the term of the related debt. This debt discount is offset against the note payable balance and is included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 is due on August 1, 2019, or upon early repayment of the loan. This final incremental payment is being accreted to interest expense over the term of the related debt and is included in other current liabilities on the consolidated balance sheet as of June 30, 2019. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and are offset against the note payable balance. These debt issuance costs are being amortized to interest expense over the term of the related debt.

The Company’s obligations under the 2015 amended and restated loan agreement, which included the 2015 venture loan, were secured by a first priority security interest in substantially all of its assets other than its intellectual property. The Company also agreed to specified limitations on pledging or otherwise encumbering its intellectual property assets. The 2015 amended and restated loan agreement included customary affirmative and restrictive covenants but did not include any covenants to attain or maintain specified financial metrics. The loan agreement included customary events of default, including payment defaults, breaches of covenants, change of control and a material adverse change default. As of June 30, 2019, the Company was in compliance with all of its loan covenants. Scheduled future principal payments related to notes payable as of June 30, 2019 were as follows:

Year Ending June 30,
2020	$333,333
Less: Unamortized debt discount and issuance costs	(437)
Net	$332,896

The final payments were made in July 2019.

(12)
COMMITMENTS AND CONTINGENCIES

Operating Leases – The Company currently leases facilities under two non-cancelable operating leases. The lease on the Company’s corporate offices was renewed effective July 1, 2015 and expires on June 30, 2020 and in June 2016 the Company entered into a lease for approximately 1,700 square feet of laboratory space which expires in June 2020. Future minimum lease payments under these leases are $225,120 for the year ending June 30, 2020.

For the years ended June 30, 2019, 2018 and 2017, rent expense was $285,453, $292,411, and $261,580 respectively.

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2019, 2018 and 2017, Company contributions were $170,643, $166,962, and $199,264, respectively.

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

(13)
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series A Convertible Preferred Stock – As of June 30, 2019, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2019, the Series A Conversion Price was $6.14, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 16.3 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2019. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On June 21, 2019 and April 20, 2018, the Company entered into equity distribution agreements with Canaccord Genuity LLC (“Canaccord”) (the “2019 Equity Distribution Agreement” and the “2018 Equity Distribution Agreement”, respectively), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2018 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $25.0 million of shares of the Company’s common stock, and the 2019 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $40.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission. For the quarter ended June 30, 2019, a total of 14,964,794 shares of common stock were sold through Canaccord under the 2018 Equity Distribution Agreement for net proceeds of $20,594,415 after payment of commission fees of $636,941. From inception of the 2018 Equity Distribution Agreement through June 30, 2019, a total of 18,504,993 shares of common Stock were sold for net proceeds of $24,249,997 after payment of commission fees of $750,000, and the 2018 Equity Distribution Agreement is deemed completed. For the quarter ended June 30, 2019, a total of 7,564,575 shares of common stock were sold through Canaccord under the 2019 Equity Distribution Agreement for net proceeds of $10,288,836 after payment of commission fees of $318,211. The Company has no obligation to sell any additional shares under the 2019 Equity Distribution Agreement and may at any time suspend solicitation and offers under the 2019 Equity Distribution Agreement. Between July 1, 2019 and September 10, 2019, there were no sales of the Company’s common stock through Canaccord under the 2019 Equity Distribution Agreement.

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

Outstanding Stock Purchase Warrants – As of June 30, 2019, the Company had outstanding warrants exercisable for shares of common stock as follows:

Shares of Common	Exercise Price per	Latest Termination
Stock	Share	Date
666,666	0.75	December 23, 2019
2,191,781	0.91	July 2, 2020
549,450	0.91	July 2, 2020
9,441,313	0.70	August 4, 2021
25,000	0.70	August 4, 2021
9,414,503	0.80	December 6, 2021
22,288,713

During the year ended June 30, 2019, the Company received $225,600 and issued 282,000 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.80 per share. The Company also received $583,334 and issued 833,333 shares of common stock pursuant to the exercise of warrants at an exercise price of $0.70 per share.

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

On October 31, 2016, in connection with a contract for financial advisory services, the Company issued to each of PSL Business Development Consulting and SARL Avisius, or their permitted designees, as partial consideration for services, a warrant to purchase up to 12,500 shares of the Company’s common stock at an exercise price of $0.70 per share. The warrants are exercisable at any time and expire on August 4, 2021. The Company recorded stock-based compensation related to these stock warrants of $6,885 for the year ended June 30, 2017.

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017 and again at the annual meeting of stockholders held on June 26, 2018. The 2011 Stock Incentive Plan provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 32,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2019, 4,293,461 shares were available for grant under the 2011 Stock Incentive Plan.

The Company has outstanding options that were granted under the 2005 Stock Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2019, 2018 and 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - July 1, 2016	5,261,740	1.21	6.2

Granted	4,119,000	0.46
Forfeited	(410,388)	1.12
Expired	(43,220)	22.59

Outstanding - June 30, 2017	8,927,132	0.76	7.5

Granted	4,182,550	0.90
Forfeited	(39,500)	1.70
Exercised	(208,900)	0.77
Expired	(85,820)	6.95

Outstanding - June 30, 2018	12,775,462	0.76	7.7

Granted	2,340,200	1.34
Forfeited	(280,362)	0.62
Exercised	(270,500)	0.64
Expired	(129,150)	1.77
Outstanding - June 30, 2019	14,435,650	$0.85	7.3	$5,021,759

Exercisable at June 30, 2019	8,226,113	$0.77	6.1	$3,311,791

Expected to vest at June 30, 2019	6,209,537	$0.95	8.9	$1,709,968

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Included in the options outstanding above are 1,075,000 and 117,500 performance-based options granted in December 2017 to executive officers and employees, respectively, which vest during a performance period ending on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options was $602,760. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing of Vyleesi, 30% of the target number of options vested in June 2018 and 50% of the target number of options vested in June 2019 upon FDA approval of Vyleesi.

For the years ended June 30, 2019, 2018 and 2017, the fair value of option grants was estimated at the grant date using the Black-Scholes model or a multi-factor Monte Carlo simulation. The Company’s weighted average assumptions for the years ended June 30, 2019, 2018 and 2017 were as follows:

	2019	2018	2017

Risk-free interest rate	1.9%	1.8%	1.7%
Volatility factor	69.3%	52.6%	75.0%
Dividend yield	0%	0%	0%
Expected option life (years)	6.1	6.0	6.2
Weighted average grant date fair value	$0.85	$0.58	$0.27

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2019, 2018 and 2017, the Company recorded stock-based compensation related to stock options of $1,116,350, $1,131,895, and $547,953. As of June 30, 2019, there was $3,468,126 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.1 years.

During fiscal 2019, the terms of certain options were modified to accelerate vesting and extend the date to exercise the options. As a result, the Company recorded additional stock-based compensation of $111,499.

In connection with the cashless exercise of stock options during the year ended June 30, 2019, the Company withheld 37,994 shares with aggregate value of $49,771 in satisfaction of minimum tax withholding obligations.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2019, 2018 and 2017:

	2019	2018	2017
Outstanding at beginning of year	9,323,876	5,209,617	2,665,768
Granted	1,517,450	4,914,550	3,192,000
Forfeited	(182,351)	(5,250)	(68,751)
Vested	(331,142)	(795,041)	(579,400)
Outstanding at end of year	10,327,833	9,323,876	5,209,617

For the years ended June 30, 2019, 2018 and 2017 the Company recorded stock-based compensation related to restricted stock units of $2,143,640, $2,386,456, and $1,202,421, respectively.

During fiscal 2019, the terms of certain restricted stock units were modified to accelerate vesting. As a result, the Company recorded additional stock-based compensation of $110,589.

Included in outstanding restricted stock units in the table above are 6,138,166 vested shares that have not been issued as of June 30, 2019 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 24 months, 48 months and 12 months, respectively.

In June 2019, the Company granted 438,000 performance-based restricted stock units to its executive officers and 182,725 performance-based restricted stock units to other employees which vest during a performance period ending June 24, 2023. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

In December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which vest during a performance period, ending on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards was $913,750 and $569,500, respectively. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing for Vyleesi, 30% of the target number of shares vested in June 2018. Pursuant to the FDA approval of Vyleesi, 50% of the target number of shares vested in June 2019.

In connection with the vesting of restricted share units during the years ended June 30, 2019, 2018 and 2017, the Company withheld 67,038, 27,465, and 75,993 shares with aggregate values of $65,992, $20,786, and $27,088 respectively, in satisfaction of minimum tax withholding obligations.

(14)
INCOME TAXES

For fiscal 2019, the Company recorded no income tax expense as a result of the utilization of net operating losses that were subject to a full valuation allowance.

For fiscal 2018, the Company recorded income tax expense of $82,500, which consisted of $500,000 that was withheld in accordance with tax withholding requirements in China related to the Fosun License Agreement (Note 5) and $82,500, which was withheld in accordance with tax withholding requirements in Korea related to the Kwangdong License Agreement (Note 6). Any potential credit to be received by the Company on its United States tax returns is offset by the Company’s valuation allowance. The total income tax expense of $582,500 was offset by an income tax benefit of $500,000, which resulted from the 2017 Tax Act, under which AMT credits became refundable, and therefore a $500,000 benefit related to the release of a valuation allowance against an AMT credit was recorded during the quarter ended December 2017. The Company’s June 30, 2017 tax return was filed during the quarter ended March 31, 2018 and the Company did not incur an AMT liability. As a result, as of June 30, 2018, the Company had a current income tax receivable of $218,000 and a long-term income tax receivable of $282,000 from estimated fiscal 2018 AMT that can be refunded in the future. As of June 30, 2019, based upon the filing of the Company’s June 30, 2018 tax return, the Company has a current income tax receivable of $376,000 and a long-term income tax receivable of $123,000.

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

For fiscal 2018, as a result of the enactment of the new corporate income tax rate, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse, but continues to maintain a full valuation allowance against its deferred tax assets.

As of June 30, 2019, the Company had state net operating loss carryforwards of approximately $80,000,000, which will expire, if not utilized, between 2032 and 2037, federal net operating loss carryforwards of approximately $62,100,000, federal research and development credits of approximately $6,200,000, which expire, if not utilized, between 2020 and 2039, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its net deferred tax assets during the years ended June 30, 2019, 2018, and 2017.

A sustained period of profitability in the Company’s operations is required before it would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Accordingly, although the Company was profitable in fiscal 2018 and fiscal 2019 based in part on revenue recorded upon the achievement of certain regulatory milestones, the Company continues to record a full valuation allowance against the net deferred tax assets. Although the weight of negative evidence related to cumulative losses is decreasing as the Company delivers on its programs, management believes that this objectively-measured negative evidence outweighs current subjective positive evidence of potential operating results and, as such, the Company has not changed its judgment regarding the need for a full valuation allowance as of June 30, 2019.

Continued improvement in the Company’s operating results, however, could lead to a reversal of all or some portion of the valuation allowance. Until such time, the use of net operating loss carryforwards and tax credits to offset profits, if any, will reduce the overall level of deferred tax assets subject to valuation allowance.

The Tax Reform Act of 1986 (the “Act”) provides for limitation on the use of the Company’s net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit the Company’s ability to utilize these carryforwards. Since its inception, the Company has completed several financings and sales of common stock which has resulted in multiple ownership changes defined by Section 382 of the Act. Accordingly, the Company’s ability to utilize the aforementioned carryforwards are subject to limitation under Section 382.

The Company does have adequate levels of available net operating loss carryforwards that are not subject to limitation under Section 382 to offset taxable income during the tax year ended June 30, 2019. If the Company undergoes a future ownership change or as it completes its Section 382 limitation assessment, any unutilized carryforwards that were not previously subject to a Section 382 limitation may become subject to limitation which may result in a significant limitation and loss of net operating loss carryforwards and research and development credits.

Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2019	2018
Net operating loss carryforwards	$18,724,000	$29,504,000
Research and development and AMT tax credits	6,207,000	5,649,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	1,072,000	1,734,000
	26,586,000	37,470,000
Valuation allowance	(26,586,000)	(37,470,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2019, 2018 or 2017. As of June 30, 2019 and 2018, the Company had no liabilities for uncertain income tax matters.

(15)
CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2019 and 2018.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
	(amounts in thousands, except per share data)
Revenues	$60,265	$-	$-	$35
Operating expenses	8,080	5,763	5,050	5,663
Other income(expense), net	39	36	8	(54)
Income (loss) before income taxes	52,224	(5,727)	(5,042)	(5,682)
Income taxes	-	-	-	-
Net income (loss)	$52,224	$(5,727)	$(5,042)	$(5,682)
Basic net income (loss) per common share	$0.25	$(0.03)	$(0.02)	$(0.03)
Diluted net income (loss) per common share	$0.23	$(0.03)	$(0.02)	$(0.03)
Weighted average number of
common shares outstanding
used in computing basic net
income (loss) per common share	212,253,194	207,016,304	206,487,984	205,009,278
Weighted average number of
common shares outstanding
used in computing diluted net
income (loss) per common share	228,526,106	207,016,304	206,487,984	205,009,278

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2018	2018	2017	2017
	(amounts in thousands, except per share data)
Revenues	$20,618	$8,963	$10,612	$26,942
Operating expenses	8,349	9,480	7,671	15,708
Other expense, net	(185)	(241)	(310)	(405)
Income (loss) before income taxes	12,083	(758)	2,631	10,829
Income taxes	(276)	19	399	(225)
Net income (loss)	$11,807	$(739)	$3,030	$10,604
Basic net income (loss) per common share	$0.06	$-	$0.02	$0.05
Diluted net income (loss) per common share	$0.06	$-	$0.01	$0.05
Weighted average number of
common shares outstanding
used in computing basic net
income (loss) per common share	200,581,435	197,485,758	197,238,056	197,112,400
Weighted average number of
common shares outstanding
used in computing diluted net
income (loss) per common share	211,047,927	197,485,758	202,711,616	201,360,736

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2019, our internal control over financial reporting is effective based on those criteria.

Our independent registered accounting firm, KPMG LLP, has audited our internal control over financial reporting as of June 30, 2019. Their report on the effectiveness of our internal control over financial reporting appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Palatin Technologies, Inc. and subsidiary’s (the Company) internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated September 12, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

September 12, 2019

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 20, 2019.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	57	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	65	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	73	Director
J. Stanley Hull (1) (2)	67	Director
Alan W. Dunton, M.D. (1) (2)	65	Director
Angela Rossetti (1) (3)	66	Director
Arlene M. Morris (2) (3)	67	Director
Anthony M. Manning, Ph.D. (3)	57	Director

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

Dr. Spana’s qualifications for our board include his scientific expertise, leadership experience, business judgment and industry knowledge. As a senior executive of Palatin for over twenty years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., co-founder of Palatin, has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Mr. Prendergast has served as a member of the board, he does not, and has not, served in a management or operational role with the company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is lead director of Heat Biologics, Inc., a publicly traded clinical stage immunotherapy company, and a director and non-executive chairman of Recce Pharmaceuticals Ltd., a publicly traded Australian pharmaceutical company developing antibiotic drugs. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

ALAN W. DUNTON, M.D., has been a director of Palatin since June 2011. He founded Danerius, LLC, a biotechnology consulting company, in 2006. From November 2015 through March 2018 he was senior vice president of research, development and regulatory affairs for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded companies Regeneus Ltd, an Australian company traded on the Australian Securities Exchange, Oragenics, Inc. and CorMedix Inc. He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson, including president and managing director of the Janssen Research Foundation, the primary global R&D organization for Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development, regulatory and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive and officer for both large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ANGELA ROSSETTI has been a director of Palatin since June 2013. Ms. Rossetti consults with pharmaceutical companies, including consultation on rare disease indications and pharmaceutical utilization in low- and middle-income markets. From June 2015 through July 2017, she served as Executive Vice President of Cell Machines, Inc., an early stage biopharmaceutical company developing novel protein therapies. Previously, Ms. Rossetti served in pharmaceutical marketing, communications and financial roles, including as Vice President at Pfizer Inc., where she led a global commercial medicine team for smoking cessation, and as an Assistant Vice President at Wyeth, managing a global hemophilia business. Previously, she was President of Ogilvy Healthworld, an advertising business in the pharmaceutical and biotechnology sectors, and served on the Biotech and Pharmaceutical Advisory Board of Danske Capital for six years. Ms. Rossetti graduated from a joint program of the Albert Einstein College of Medicine and Benjamin N. Cardozo School of Law with an M.S.in Bioethics in 2014, has an M.B.A. in Finance from Columbia University Graduate School of Business and a B.A. in Biology from the University of Pennsylvania, and is an adjunct Assistant Professor at New York Medical College.

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

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D., has been a director of Palatin since September 2017. Since 2013, Dr. Manning has been senior vice president of research, and since 2018 chief scientific officer, at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing innovative therapeutics for rare immune-related diseases. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Inflammation, Autoimmunity and Transplantation Research at Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development and business strategy.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2019, the board met five times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 20, 2019.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	57	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	62	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin. Since March 2017, Mr. Wills has served as a director, and since October 2017 as non-executive chairman, of MediWound Ltd., a publicly-traded biopharmaceutical company providing products for severe burns, chronic and other hard-to-heal wounds. Mr. Wills served as executive chairman and interim principal executive officer of Derma Sciences, Inc. (“Derma”), a publicly-held company providing advanced wound care products, from December 2015 until February 2017 when Derma was acquired by Integra LifeSciences Holding Corporation. Mr. Wills also served as the lead director of Derma until December 2015 and as Derma’s chief financial officer from 1997 to 2000. Mr. Wills is chairman of the board of trustees of The Hun School of Princeton, New Jersey, a college preparatory day and boarding school. From 1991 to 2000 he was the president and chief operating officer of Golomb, Wills & Company, P.C., a public accounting firm. Mr. Wills, a certified public accountant, received his B.S. in accounting from West Chester University, and an M.S. in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2019.

Item 11. Executive Compensation.

Fiscal 2019 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2019 and fiscal 2018. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D., Chief Executive Officer	2019	505,400	616,668	632,225	506,000	14,118	2,274,411
and President	2018	490,700	1,418,500	1,029,882	263,000	13,857	3,215,939
Stephen T. Wills, MST, CPA,	2019	461,700	527,826	542,151	462,000	14,085	2,007,762
Chief Financial Officer, Chief Operating Officer and Executive Vice President	2018	448,300	1,189,125	869,371	240,000	13,827	2,760,623

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. The aggregate grant date fair value of the performance-based restricted stock units granted in fiscal 2019, assuming that the highest level of performance would be achieved, was $300,428 for Dr. Spana and $257,146 for Mr. Wills. There were no performance-based stock options granted in fiscal 2019. The aggregate grant date fair value of the performance-based stock options and performance-based restricted stock units granted in fiscal 2018, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $313,938 for performance-based stock options and $531,250 for performance-based restricted stock units; and for Mr. Wills, $234,985 for performance-based stock options and $382,500 for performance-based restricted stock units. For a description of the assumptions we used to calculate these amounts, see Note 13 to the consolidated financial statements included in this Annual Report.

(2)
Annual incentive amounts.

(3)
Consists of matching contributions to 401(k) plan.

Employment Agreements

Effective July 1, 2019, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2022 unless terminated earlier. Under these agreements, which replaced substantially similar agreements that expired on June 30, 2019, Dr. Spana is serving as Chief Executive Officer and President at a base salary of $600,000 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at a base salary of $550,000 per year. Each agreement also provides for:

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

Annual Incentive Programs

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary. The target bonus payout for both fiscal 2019 and fiscal 2018 was 50% of base salary.

The annual incentive bonus for the named executive officers is determined based on corporate performance and also individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. For fiscal 2019, the compensation committee determined that our named executive officers achieved 100% of their target objectives, consisting primarily of approval of the NDA for Vyleesi by the FDA. The Compensation Committee determined that, based on the significant accomplishment of approval of Vyleesi by the FDA, that bonuses for the named executive officers be achieved at the maximum level. Based on performance relative to the management objectives, each named executive officer received a payout under the 2019 annual incentive program equal to 200% of his target annual incentive opportunity, or $506,000 for Dr. Spana and $462,000 for Mr. Wills (subject to rounding conventions).

For fiscal 2018, the compensation committee determined that our named executive officers achieved 107% of their target objectives, consisting primarily of progress relating to the Vyleesi program, including filing an NDA and acceptance of the NDA by the FDA, and entering into license agreements on Vyleesi with Fosun and Kwangdong and secondarily to advances in MC1r anti-inflammatory programs and other corporate items, and our financial condition. Based on performance relative to the management objectives, each named executive officer received a payout under the 2018 annual incentive program equal to 107% of his target annual incentive opportunity, or $263,000 for Dr. Spana and $240,000 for Mr. Wills (subject to rounding conventions).

Long-Term Incentive Program

The total direct compensation levels for our named executive officers are heavily weighted to long-term incentive opportunities. This structure is intended to align executives’ interests with those of our stockholders, enhance our retention incentives and focus our executives on delivering sustainable performance over the longer-term.

The design of this program has evolved over the past several years to reflect core performance metrics and an incentive structure the compensation committee believes is necessary to drive our long-term success and that reflects feedback received from investors during our stockholder engagement process.

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For fiscal 2019, the target long-term incentive opportunity for each named executive officer equaled 145% of base salary for Dr. Spana and Mr. Wills.

On June 24, 2019, we granted 236,000 time-based restricted stock units and 236,000 performance-based restricted stock units to Dr. Spana, and 202,000 time-based restricted stock units and 202,000 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions. On June 24, 2019, we also granted 744,000 stock options to Dr. Spana and 638,000 stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. The options have an exercise price of $1.34, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 24, 2029.

In May 2019, the compensation committee retained Korn Ferry Hay Group (“Hay Group”), a nationally-recognized global human resources consulting firm, as its independent compensation advisor. Hay Group principally provided analysis, advice and recommendations regarding named executive officer and non-employee director executive compensation programs. Hay Group developed a peer group of seventeen similarly-situated public companies which was used as the basis for competitive market analysis both for competitiveness, pay mix on a target basis, and prevalence of long-term incentive vehicles and the mix of long-term incentive vehicles. The current beneficial ownership levels for the named executive officers was also compared to peer groups, as was our 3-year average burn rate relative to peer group practices. It was determined that base salaries for named executive officers were below peer median rates, and that annual incentives, as a percentage of base salary, could be increased. Similarly, long-term incentive compensation was below median.

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

In the fall of 2017, the compensation committee retained the Hay Group as its independent compensation advisor. Hay Group principally provided analysis, advice and recommendations regarding named executive officer and non-employee director compensation. Hay Group developed a peer group of twenty-one similarly situated public companies which was used as the basis for competitive market analysis both for beneficial ownership and target total cash compensation. It was determined that long term incentive equity grant value for the named executive officers was below the peer group twenty-fifth percentile, and significantly below the peer group median. It was determined by the compensation committee to make a special grant to the named executive officers to position each executive around peer group median levels, and to promote performance and retention.

On December 12, 2017, we granted 625,000 time-based restricted stock units to Dr. Spana and 575,000 time-based restricted stock units to Mr. Wills, each of which vest as to 25% of the number of shares granted on each anniversary of the grant date. We also granted 625,000 performance-based stock units to Dr. Spana and 467,500 performance-based stock units to Mr. Wills. The performance-based stock units vest, if at all, during a performance period ending December 31, 2020, if and for (a) 100% of the granted stock units upon achievement of a closing price for Palatin common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition, (b) 30% of the granted stock units if the FDA accepts for filing an NDA for Vyleesi for HSDD, which is considered a performance condition, (c) 50% of the granted stock units upon approval by the FDA of an NDA for Vyleesi for HSDD, which is considered a performance condition, or (d) 20% of the granted stock units upon entry into one or more licensing agreements for the commercialization of Vyleesi in selected countries, which is considered a performance condition, provided that in no event will the aggregate granted exceed the number of performance-based stock units awarded to Dr. Spana and Mr. Wills. We also granted 625,000 performance-based stock options to Dr. Spana and 467,500 performance-based stock options to Mr. Wills, each having an exercise price of $0.85, the fair market value of the common stock on the date of grant. The performance-based stock options vest, if at all, during a performance period ending December 31, 2020, upon the same performance criteria as for the performance-based stock units. Thirty percent of the performance-based stock units and the performance-based stock options vested on June 26, 2018, upon ratification by the Board of the compensation committee’s determination that the FDA had accepted for filing an NDA for Vyleesi for HSDD, and fifty percent of the performance-based stock units and the performance-based stock options vested on June 24, 2019, upon the compensation committee’s determination that FDA had approved the NDA for Vyleesi for HSDD.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2019, the end of our fiscal year.

		Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Carl Spana	07/01/09	25,000	-	-	2.80	07/01/19
	06/22/11	300,000	-	-	1.00	06/22/21
	07/17/12	150,000	-	-	0.72	07/17/22
	06/27/13	275,000	-	-	0.62	06/27/23
	06/25/14	175,000	-	-	1.02	06/25/24
	06/11/15	300,000	-	-	1.08	06/11/25
	09/07/16	277,000	155,000	-	0.68	09/07/26
	06/20/17	469,000	469,000	-	0.37	06/20/27
	12/12/17	156,250	468,750	-	0.85	12/12/27
	12/12/17	500,000	-	125,000	0.85	12/12/27
	6/26/18	133,250	399,750	-	1.00	6/26/28
	6/24/19		744,000	-	1.34	6/24/29
	12/12/17						468,750	543,750	125,000	145,000
	6/26/18						178,000	206,480	-	-
	6/24/19						236,000	273,760	236,000	273,760
	Total Stock Awards						882,750	1,023,990	361,000	418,760

Stephen T. Wills	07/01/09	20,000	-	-	2.80	07/01/19
	06/22/11	250,000	-	-	1.00	06/22/21
	07/17/12	135,000	-	-	0.72	07/17/22
	06/27/13	250,000	-	-	0.62	06/27/23
	06/25/14	150,000	-	-	1.02	06/25/24
	06/11/15	270,000	-	-	1.08	06/11/25
	09/07/16	253,500	142,500	-	0.68	09/07/26
	06/20/17	429,500	429,500	-	0.37	06/20/27
	12/12/17	143,750	431,250	-	0.85	12/12/27
	12/12/17	372,500	-	95,000	0.85	12/12/27
	6/26/18	113,500	340,500	-	1.00	6/26/28
	6/24/19	-	638,000	-	1.34	6/24/2029
	12/12/17						431,250	500,250	95,000	110,200
	6/26/18						151,500	175,740	-	-
	6/24/19						202,000	234,320	202,000	234,320
	Total Stock Awards						784,750	910,310	297,000	344,520

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

(2)
Time-based stock award vesting schedule: restricted stock units granted on December 12, 2017, as to 625,000 shares for Dr. Spana and 575,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee; restricted stock units granted on June 26, 2018, as to 356,000 shares for Dr. Spana and 303,000 shares for Mr. Wills, which vest in equal amounts over a two year period, provided that the named executive officer remains an employee; and restricted stock units granted on June 24, 2019 as to 236,000 shares for Dr. Spana and 202,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

 (3)
Calculated by multiplying the number of restricted stock units by $1.16, the closing market price of our common stock on June 28, 2019, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2019, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	112,600	57,800	267,900
Robert K. deVeer, Jr.	62,500	42,900	42,900	148,300
J. Stanley Hull	55,000	42,900	42,900	140,800
Alan W. Dunton, M.D.	84,375	42,900	42,900	170,175
Angela Rossetti	52,500	42,900	42,900	138,300
Arlene Morris	52,500	42,900	42,900	138,300
Anthony Manning, Ph.D.	45,000	42,900	42,900	130,800

(1)
The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2019 for each director was:

	Option awards	Stock awards
Dr. Prendergast	642,250	244,000
Mr. deVeer	365,500	112,000
Mr. Hull	362,000	112,000
Dr. Dunton	314,000	102,000
Ms. Rossetti	266,500	92,000
Ms. Morris	221,500	82,000
Dr. Manning	149,000	87,500

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 13 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 24, 2019 for our current fiscal year ending June 30, 2020.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 24, 2019, the Chairman of the board received 84,000 restricted stock units which vest on June 24, 2020 and an option to purchase 70,000 shares of common stock, and each other serving non-employee director received 32,000 restricted stock units which vest on June 24, 2020 and an option to purchase 52,000 shares of common stock. All of the options have an exercise price of $1.34 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2019, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 20, 2018, the Chairman of the board received 56,000 restricted stock units which vested on June 26, 2019, and an option to purchase 56,000 shares of common stock, and each other serving non-employee director received 28,000 restricted stock units which vested on June 26, 2019, and an option to purchase 28,000 shares of common stock. All of the options have an exercise price of $1.00 per share, the closing price of our common stock on the date of grant, vest in twelve monthly installments beginning on July 31, 2018, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

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

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for fiscal 2019 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $15,000, the chairperson of the compensation committee received an additional annual retainer of $15,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2020, Dr. Prendergast serves as Chairman of the board and will received an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $17,500, the chairperson of the compensation committee will receive an additional annual retainer of $17,500 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson. The increase in compensation for services on committees was based on the May 2019 report and analysis of the Hay Group regarding non-employee director executive compensation programs, to align committee compensation with at least median levels among peer group companies.

The board also formed a program development committee, charged with reviewing new product opportunities and product development strategy. The chairperson of the program development committee receives $3,500 per day of service, and members of the committee receive $2,500 per day of service.

Non-Employee Directors’ Expenses. Non-employee directors are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

Employee Directors. Employee directors are not separately compensated for services as directors but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board and any committees on which they serve.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2019:

Equity Compensation Plan Information as of June 30, 2019
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	24,763,483(1)	$0.85(2)	4,293,461
Equity compensation plans not approved by security holders	25,000(3)	$0.70	-
Total	24,788,483		4,293,461

(1)
Includes 14,344,550 options and 10,327,833 restricted stock units granted under our 2011 Stock Incentive Plan and 91,100 options granted under our 2005 Stock Plan. Our 2005 Stock Plan has terminated, but termination does not affect awards that are currently outstanding under this plan. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 10,327,833 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 24, 2023, subject to the fulfillment of service, market conditions, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)
Consists of two warrants to purchase 12,500 shares at $0.70 per share issued in connection with a contract for financial advisory services.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 10, 2019, of:

●
each director, each of the named executive officers, and all current directors and officers as a group; and

●
all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 10, 2019. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 16 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 10, 2019, on which date 227,039,363 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 65,625 shares of common stock, were outstanding.

Under our Insider Trading and Securities Law Compliance Policy directors and officers may not engage in hedging, monetization or pledging transactions of our securities. None of the shares of our management and directors shown on the table below are pledged.

The address for all members of our management and directors is c/o Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	5,993,852(1)	2.6%	*
Common	Stephen T. Wills	5,314,239(2)	2.3%	*
Common	John K.A. Prendergast, Ph.D.	980,349(3)	*	*
Common	Robert K. deVeer, Jr.	572,472(4)	*	*
Common	J. Stanley Hull	525,132(5)	*	*
Common	Alan W. Dunton, M.D.	481,684(6)	*	*
Common	Angela Rossetti	406,332(7)	*	*
Common	Arlene M. Morris	348,332(8)	*	*
Common	Anthony M. Manning, Ph.D.	137,332(9)	*	*

	All current directors and executive officers as a group (nine persons)	14,759,724(10)	6.2%	1.2%

*Less than one percent.

(1)
Includes 2,813,000 shares of common stock underlying outstanding options and 2,369,250 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)
Includes 2,439,000 shares of common stock underlying outstanding options and 2,080,750 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)
Includes 549,582 shares of common stock underlying outstanding options and 120,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)
Includes 303,332 shares of common stock underlying outstanding options and 60,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)
Includes 303,332 shares of common stock underlying outstanding options and 60,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)
Includes 259,332 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)
Includes 211,832 shares of common stock underlying outstanding options and 40,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)
Includes 166,832 shares of common stock underlying outstanding options and 30,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)
Includes 77,332 shares of common stock underlying outstanding options and 18,500 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(10)
Includes 11,952,074 shares of common stock underlying outstanding options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class	Percent of total voting power
Common	BlackRock, Inc. 55 East 52nd Street New York, NY 10055	14,271,664	(2)	6.3%	6.1%
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250		6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250		6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250		6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250		6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250		6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250		6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250		6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230		5.7%	*

*Less than one percent.

(1) Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2) Based on a holdings report filed by BlackRock, Inc. on Form 13F (the “BlackRock 13F”) on August 13, 2019, for the period ended June 30, 2019. According to the BlackRock 13F, BlackRock, Inc. has sole voting power with respect to 13,855,721 of the Palatin common shares it beneficially owns and has sole dispositive power with respect to all the Palatin common shares it beneficially owns.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all the directors except for Dr. Spana (our Chief Executive Officer and President) are independent directors, as defined in the listing standards of the NYSE American.

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”), served as our independent registered public accounting firm for fiscal 2019 and fiscal 2018.

Audit Fees. For fiscal 2019, fees for professional services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting as of June 30, 2019, review of our consolidated financial statements in our Forms 10-Q, services provided in connection with regulatory filings and comfort letters are expected to be $504,000. For fiscal 2018, fees for professional services rendered for the audit of our annual consolidated financial statements and the audit of internal control over financial reporting as of June 30, 2018, review of our consolidated financial statements in our Forms 10-Q, services provided in connection with regulatory filings and comfort letters were $526,000.

Audit-Related Fees. For fiscal 2019 and fiscal 2018, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2019, KPMG billed us a total of $37,000 for professional services rendered for tax compliance and consulting services. For fiscal 2018, KPMG billed us a total of $380,354 for professional services rendered for tax compliance and consulting services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2019 and fiscal 2018.

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

— Consolidated Statements of Comprehensive Income (Loss)

— Consolidated Statements of Stockholders’ Equity (Deficiency)

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

    2.
Financial statement schedules: None.

    3.
List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
1.1	Equity Distribution Agreement, dated April 20, 2018, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	April 20, 2018	001-15543
1.2	Equity Distribution Agreement, dated June 21, 2019, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	June 21, 2019	001-15543
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Bylaws of Palatin Technologies, Inc.		10-Q	February 8, 2008	001-15543
4.1	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.2	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.3	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.4	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.5	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.6	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.7	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.9	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.10	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.11	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.		10-Q	February 10, 2017	001-15543

4.12	Description of Securities	X
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended.		8-K	June 27, 2018	001-15543
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543

10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.	S-3	August 17, 2018	333-226905
10.22
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
		8-K	July 7, 2015	001-15543
10.23††	Commercial Supply Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	10-K	September 19, 2016	001-15543
10.24††	Manufacturing Preparation and Services Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	10-K	September 19, 2016	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.	10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.	10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2019, between Carl Spana and Palatin Technologies, Inc.	8-K	June 26, 2019	001-15543

10.28†	Employment Agreement, effective as of July 1, 2019, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 26, 2019	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

PALATIN TECHNOLOGIES, INC.

Date: September 12, 2019	By:	/s/ Carl Spana, Ph.D.
Carl Spana, Ph.D.
President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 12, 2019
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 12, 2019
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 12, 2019
John K. A. Prendergast

/s/ Robert K. deVeer, Jr,	Director	September 12, 2019
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 12, 2019
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 12, 2019
Alan W. Dunton

/s/ Angela Rossetti	Director	September 12, 2019
Angela Rossetti

/s/ Arlene M. Morris	Director	September 12, 2019
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 12, 2019
Anthony M. Manning