Form 10-Q
period 2019-12-31
PALATIN TECHNOLOGIES INC
filed 2020-02-10
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 7, 2020): 229,240,596

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

●
our ability, and the ability of our licensees, to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with acquired, generalized hypoactive sexual desire disorder (“HSDD”) or obtain approvals in countries other than the United States;

●
our expectations regarding performance of our exclusive licensees of Vyleesi for the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

●
AMAG Pharmaceuticals, Inc. (“AMAG”) for North America,
●
Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and
●
Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

●
the impact of and our expectations regarding AMAG’s announcement of its intent to divest Vyleesi and its other woman’s healthcare product, Intrarosa® (prasterone);

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

ii

●
the performance and retention of our management team, senior staff professionals, and third-party contractors and consultants;

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

Palatin Technologies® is a registered trademark of Palatin Technologies, Inc. Vyleesi® is a registered trademark of AMAG Pharmaceuticals, Inc. in North America and of Palatin Technologies, Inc. elsewhere in the world.

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$91,459,480	$43,510,422
Accounts receivable	117,989	60,265,970
Prepaid expenses and other current assets	656,599	637,289
Total current assets	92,234,068	104,413,681

Property and equipment, net	167,913	141,539
Right-of-use assets	173,666	-
Other assets	179,916	179,916
Total assets	$92,755,563	$104,735,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$135,171	$504,787
Accrued expenses	1,079,591	2,848,692
Notes payable, net of discount	-	332,896
Other current liabilities	160,178	499,517
Total current liabilities	1,374,940	4,185,892

Other liabilities	13,488	-
Total liabilities	1,388,428	4,185,892

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of December 31, 2019 and June 30, 2019	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 229,174,754 shares as of December 31, 2019 and 226,815,363 shares as of June 30, 2019	2,291,748	2,268,154
Additional paid-in capital	394,592,802	394,053,929
Accumulated deficit	(305,517,455)	(295,772,879)
Total stockholders’ equity	91,367,135	100,549,244
Total liabilities and stockholders’ equity	$92,755,563	$104,735,136

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
REVENUES
License and contract	$20,610	$-	$117,989	$34,505

OPERATING EXPENSES
Research and development	3,257,624	2,961,656	6,385,113	6,584,347
General and administrative	2,404,093	2,088,565	4,236,535	4,129,147
Total operating expenses	5,661,717	5,050,221	10,621,648	10,713,494

Loss from operations	(5,641,107)	(5,050,221)	(10,503,659)	(10,678,989)

OTHER INCOME (EXPENSE)
Investment income	399,982	100,169	770,636	253,752
Interest expense	(2,502)	(92,298)	(11,553)	(299,169)
Total other income (expense), net	397,480	7,871	759,083	(45,417)

NET LOSS	$(5,243,627)	$(5,042,350)	$(9,744,576)	$(10,724,406)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	234,923,592	206,487,984	234,018,417	205,724,321

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2019	4,030	$40	227,697,257	$2,276,973	$394,119,078	$(300,273,828)	$96,122,263
Stock-based compensation	-	-	299,775	2,998	801,938	-	804,936
Withholding taxes related to restricted stock units	-	-	(87,179)	(872)	(103,364)	-	(104,236)
Sale of common stock, net of costs	-	-	1,238,040	12,380	989,388	-	1,001,768
Warrant repurchases	-	-	-	-	(1,213,969)	-	(1,213,969)
Warrant exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(5,243,627)	(5,243,627)
Balance, December 31, 2019	4,030	$40	229,174,754	$2,291,748	$394,592,802	$(305,517,455)	$91,367,135

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	4,030	$40	226,815,363	$2,268,154	$394,053,929	$(295,772,879)	$100,549,244
Stock-based compensation	-	-	523,775	5,238	1,627,433	-	1,632,671
Withholding taxes related to restricted stock units	-	-	(87,179)	(872)	(103,364)	-	(104,236)
Sale of common stock, net of costs	-	-	1,895,934	18,959	1,562,539	-	1,581,498
Warrant repurchases	-	-	-	-	(2,547,466)	-	(2,547,466)
Warrant exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(9,744,576)	(9,744,576)
Balance, December 31, 2019	4,030	$40	229,174,754	$2,291,748	$394,592,802	$(305,517,455)	$91,367,135

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2018	4,030	$40	203,032,129	$2,030,321	$360,370,494	$(337,227,962)	$25,172,893
Stock-based compensation	-	-	-	-	978,794	-	978,794
Sale of common stock, net of costs	-	-	31,300	313	30,048	-	30,361
Net loss	-	-	-	-	-	(5,042,350)	(5,042,350)
Balance, December 31, 2018	4,030	$40	203,063,429	$2,030,634	$361,379,336	$(342,270,312)	$21,139,698

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2018	4,030	$40	200,554,205	$2,005,542	$357,005,233	$(332,045,906)	$26,964,909
Cumulative effect of accounting change	-	-	-	-	-	500,000	500,000
Stock-based compensation	-	-	319,817	3,198	2,209,181	-	2,212,379
Withholding taxes related to restricted stock units	-	-	(67,038)	(670)	(65,322)	-	(65,992)
Sale of common stock, net of costs	-	-	2,256,445	22,564	2,230,244	-	2,252,808
Net loss	-	-	-	-	-	(10,724,406)	(10,724,406)
Balance, December 31, 2018	4,030	$40	203,063,429	$2,030,634	$361,379,336	$(342,270,312)	$21,139,698

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,744,576)	$(10,724,406)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	36,506	27,882
Non-cash interest expense	438	39,462
Decrease in right-of-use asset	144,903	-
Stock-based compensation	1,632,671	2,212,379
Changes in operating assets and liabilities:
Accounts receivable	60,147,981	-
Prepaid expenses and other assets	(19,310)	(21,459)
Accounts payable	(369,616)	(1,603,793)
Accrued expenses	(1,769,101)	(1,001,976)
Operating lease liability	(144,903)	-
Other liabilities	-	42,948
Net cash provided by (used in) operating activities	49,914,993	(11,028,963)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,880)	-
Net cash used in investing activities	(62,880)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(104,236)	(65,992)
Payment on notes payable obligations	(832,851)	(4,500,000)
Warrant repurchases	(2,547,466)	-
Proceeds from the sale of common stock,
net of costs	1,581,498	2,252,808
Net cash used in financing activities	(1,903,055)	(2,313,184)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,949,058	(13,342,147)

CASH AND CASH EQUIVALENTS, beginning of period	43,510,422	38,000,171

CASH AND CASH EQUIVALENTS, end of period	$91,459,480	$24,658,024

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,132	$260,890

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

The Company’s lead product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and is being marketed in North America by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women.

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

Business Risk and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2019 of $305,517,455 and a net loss for the three and six months ended December 31, 2019 of $5,243,627 and $9,744,576, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2019, the Company’s cash and cash equivalents were $91,459,480 and current liabilities were $1,374,940. Management intends to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

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

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the three and six months ended December 31, 2019, the Company reported $20,610 and $117,989 in revenue, respectively, solely related to a license agreement with AMAG for Vyleesi for North America (“AMAG License Agreement”) (Notes 5 and 14). For the six months ended December 31, 2018, the Company reported $34,505 in revenue solely related to the AMAG License Agreement.

 (2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2019 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $91,257,600 and $43,381,556 in a money market account at December 31, 2019 and June 30, 2019, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,425,149 and $2,388,644 as of December 31, 2019 and June 30, 2019, respectively.

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

Net Loss per Common Share - Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share.

For the three and six months ended December 31, 2019 and 2018, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2019 and 2018 was 33,143,857 and 40,850,175 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 6,167,750 and 3,952,875 vested restricted stock units that had not been issued as of December 31, 2019 and 2018, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

(4)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The guidance is applicable to the Company beginning July 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

Notes to Consolidated Financial Statements
(unaudited)

On July 1, 2019, the Company adopted the requirements of ASU No.2016-02, Leases (“Topic 842”). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (“Topic 840”) is the recognition of a right-of-use (“ROU”) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company elected to measure and recognize leases that existed at July 1, 2019 using a modified retrospective approach, including the option to not restate comparative periods. For leases existing at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost. Additionally, the Company elected, as practical expedients, not separating lease and non-lease components for all of its leases and the short-term lease recognition exemption for all of its leases that qualify. The Company did not elect the use of the hindsight practical expedient. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $225,134 as of July 1, 2019. The adoption did not have a material impact on the consolidated statements of operations, stockholder’s equity and cash flows for the six months ended December 31, 2019.

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

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. During the three and six months ended December 31, 2019, license and contract revenue included additional billings for AMAG related Vyleesi costs of $20,610 and $117,989, respectively. During the six months ended December 31, 2018, license and contract revenue included additional billings for AMAG related Vyleesi costs of $34,505.

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

AMAG is also obligated to pay the Company tiered royalties on annual net sales of Products, on a product-by-product basis, in the Territory ranging from the high single-digits to the low double-digits. The royalties will expire on a product-by-product and country-by-country basis upon the latest to occur of (i) the earliest date on which there are no valid claims of the Company’s patent rights covering such Product in such country, (ii) the expiration of the regulatory exclusivity period for such Product in such country and (iii) ten years following the first commercial sale of such Product in such country. Such royalties are subject to reductions in the event that: (a) AMAG must license additional third-party intellectual property in order to develop, manufacture or commercialize a Product, or (b) generic competition occurs with respect to a Product in a given country, subject to an aggregate cap on such deductions of royalties otherwise payable to the Company. After the expiration of the applicable royalties for any Product in a given country, the license for such Product in such country will become a fully paid-up, royalty-free, perpetual and irrevocable license. See note 14 for additional information related to AMAG.

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to Vyleesi. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less a credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill and recorded as an expense upon the closing of the licensing transaction. This amount was credited toward amounts that were to become due to Greenhill, provided that the aggregate fee payable to Greenhill would not be less than 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement. On November 21, 2019, the Company and Greenhill mutually agreed to terminate the engagement agreement. As a result, the Company made a final payment to Greenhill of $625,000, which was recorded in general and administrative expenses during the three and six months ended December 31, 2019. The Company has no future payment obligations to Greenhill.

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

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2019	2019
Clinical / Regulatory costs	$88,985	$61,798
Insurance premiums	65,892	87,937
Other	501,722	487,554
	$656,599	$637,289

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2019:
Money Market Account	$91,257,600	$91,257,600	$-	$-
June 30, 2019:
Money Market Account	$43,381,556	$43,831,556	$-	$-

(10)
LEASES

The Company has operating leases of office and laboratory space, each of which expires on June 30, 2020. The Company also has operating leases of copier equipment that expire October 15, 2021.

The components of lease expense are as follows:

Lease cost	Three months ended December 31, 2019	Six months ended December 31, 2019
Operating lease cost	$50,394	$99,258
Variable lease cost	17,824	35,649
Short-term lease cost	3,600	12,120
Total lease cost	$71,818	$147,027

Supplemental balance sheet information related to leases was as follows:

December 31, 2019
Operating lease ROU asset and liability	$173,666

Supplemental lease term and discount rate information related to leases was as follows:

Weighted-average remaining lease term (years)	0.7
Weighted-average discount rate	6.25%

 PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases was as follows:

	Three months ended December 31, 2019	Six months ended December 31, 2019
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$77,096	$148,935
Supplemental non-cash information on lease liabilities arisng from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new lease obligation	$36,720	$93,435

The following table summarizes the maturity of the Company’s operating lease liability as of December 31, 2019:

December 31, 2019
Year Ending June 30
2020	$154,194
2021	18,360
2022	4,590
Less imputed interest	(3,478)
Total	$173,666

As of June 30, 2019, the Company had $225,120 in future lease payments for the year ending June 30, 2020 under ASC Topic 840.

(11)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2019	2019
Clinical / Regulatory costs	$520,470	$943,721
Other research related expenses	504,337	1,361,414
Professional services	32,000	317,500
Other	22,784	226,057
	$1,079,591	$2,848,692

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

For the three and six months ended December 31, 2019, respectively, 1,238,040 and 1,895,934 shares of common stock were sold through Canaccord under the 2019 Equity Distribution Agreement for net proceeds of $1,001,768 and $1,581,498 after payment of commission fees of $31,756 and $51,696 and other related expenses of $25,000 and $90,000, respectively From inception of the 2019 Equity Distribution Agreement through December 31, 2019, a total of 9,460,509 shares of common Stock were sold for net proceeds of $11,870,334 after payment of commission fees of $369,907 and other related expenses of $90,000. For the three and six months ended December 31, 2018, respectively, 31,300 and 2,256,445 shares of common stock were sold through Canaccord under the 2018 Equity Distribution Agreement for net proceeds of $30,361 and $2,252,808, respectively, after payment of commission fees of $939 and $69,674, respectively. From inception of the 2018 Equity Distribution Agreement through June 26, 2019, a total of 18,504,993 shares of common Stock were sold for net proceeds of $24,249,997 after payment of commission fees of $750,000, and the 2018 Equity Distribution Agreement is deemed completed.

Stock Purchase Warrants – On September 13, 2019, the Company’s Board of Directors approved a plan to offer to purchase and terminate certain outstanding common stock purchase warrants through privately negotiated transactions. The purchase and termination program has no time limit and may be suspended for periods or discontinued at any time.

During the three and six months ended December 31, 2019, the Company entered into several warrant termination agreements to repurchase and cancel the following previously issued Series F, Series H and Series J warrants for the following aggregate buyback prices, plus additional consideration upon any sale of the Company within six months of the respective agreement:

	Three months ended December 31, 2019		Six months ended December 31, 2019
	Warrants	Buyback price	Warrants	Buyback price
Series F Warrants	297,352	$62,712	297,352	$62,712
Series H Warrants	992,387	390,600	1,466,432	577,373
Series J Warrants	1,908,080	760,657	4,774,889	1,907,381
	3,197,819	$1,213,969	6,538,673	$2,547,466

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

During the three months ended December 31, 2019, the Company issued 26,861 shares of common stock upon the cashless exercise provisions of 666,666 Series D warrants at an exercise price of $0.75 per share.

Stock Options – For the three and six months ended December 31, 2019, the Company recorded stock-based compensation related to stock options of $334,564 and $678,724, respectively. For the three and six months ended December 31, 2018, the Company recorded stock-based compensation related to stock options of $317,704 and $641,407, respectively.

In July 2018, the terms of certain options were modified to accelerate vesting and extend the option exercise period. As a result, the Company recorded additional stock-based compensation of $109,004 during the six months ended December 31, 2018.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value
Outstanding - June 30, 2019	14,435,650	0.85	7.3

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(77,100)	2.72
Outstanding - December 31, 2019	14,358,550	$0.84	6.8	$1,503,989

Exercisable at December 31, 2019	8,934,000	$0.77	5.8	$990,474

Expected to vest at December 31, 2019	5,424,550	$0.96	8.5	$513,515

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

Restricted Stock Units – For the three and six months ended December 31, 2019, the Company recorded stock-based compensation related to restricted stock units of $470,372 and $953,947, respectively. For the three and six months ended December 31, 2018, the Company recorded stock-based compensation related to restricted stock units of $661,090 and $1,461,968, respectively.

A summary of restricted stock unit activity is as follows:

RSUs
Outstanding at July 1, 2019	10,327,833
Granted	-
Forfeited	-
Vested	(523,775)
Outstanding at December 31, 2019	9,804,058

Included in outstanding restricted stock units in the table above are 6,167,750 vested shares that have not been issued as of December 31, 2019 due to a provision in the restricted stock unit agreements to delay delivery.

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

(14)
SUBSEQUENT EVENTS

On January 9, 2020, AMAG announced plans to divest Vyleesi and Intrarosa® (prasterone), both women’s healthcare products. While AMAG indicated that it has received preliminary expressions of interest to acquire or sublicense rights to these products, there have been no public disclosures of any potential licensees of AMAG’s rights to Vyleesi in North America. We licensed all rights to commercialize Vyleesi in North America to AMAG, and subsequent to FDA approval of Vyleesi in June 2019, AMAG launched Vyleesi nationally in September 2019 through select specialty pharmacies with its women’s health sales force. Under the license agreement, AMAG has a contractual obligation to use commercially reasonable efforts to commercialize Vyleesi, and if AMAG materially breaches its obligations, we could have the right to terminate the license agreement and require AMAG to assign and transfer certain Vyleesi rights to Palatin. In the event AMAG assigns its Vyleesi license to a third party, the assignee must expressly agree to be bound by the license agreement between AMAG and Palatin. The Company is currently assessing the potential impact on the Company’s operations caused by this announcement.

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

Critical Accounting Policies and Estimates

Except for the adoption of Accounting Standards Codification (“ASC”) Topic 842, our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2019, have not changed during the six months ended December 31, 2019. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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

Our lead product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) on June 21, 2019, and is being marketed in North America by AMAG, with product availability in the United States starting in August 2019. Vyleesi is indicated for the treatment of premenopausal women with acquired, generalized HSDD, characterized by low sexual desire that causes marked distress or interpersonal difficulty not due to a co-existing medical or psychiatric condition, relationship problems, or effects of a medication or drug substance.

Our new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy and inflammatory bowel disease. An investigational new drug application for PL9643, a peptide we developed, to treat dry eye disease was filed with the FDA in December 2019, with a phase 2 study expected to commence in the first quarter of calendar year 2020. A phase 2 proof-of-concept study of PL8177 in ulcerative colitis patients is anticipated to commence in mid-calendar year 2020. We believe that the MC1r agonist peptides we are developing have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

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

Results of Operations

Three and Six Months Ended December 31, 2019 Compared to the Three and Six Months Ended December 31, 2018:

Revenue – For the three and six months ended December 31, 2019, we recognized $20,610 and $117,989, respectively, in license and contract revenue compared to zero and $34,505 in license and contract revenue for the three and six months ended December 31, 2018, respectively, pursuant to our license agreement with AMAG.

Research and Development – Research and development expenses were $3,257,624 and $6,385,113 for the three and six months ended December 31, 2019, respectively, compared to $2,961,656 and $6,584,347 for the three and six months ended December 31, 2018, respectively. The increase for the three months ended December 31, 2019 as compared to the three months ended December 31, 2018 is primarily related to an increase in spending on our PL8177 program. The decrease for the six months ended December 31, 2019 as compared to the six months ended December 31, 2018, is primarily related to a decrease in stock-based compensation offset by an increase in spending on our PL8177 program.

Research and development expenses related to our Vyleesi, PL3994, PL8177, MC1r, MC4r and other preclinical programs were $2,359,516 and $4,657,058 for the three and six months ended December 31, 2019, respectively, compared to $2,174,366 and $4,118,606 for the three and six months ended December 31, 2018, respectively. The increase is primarily related to an increase in spending on our PL8177 program.

The amounts of project spending above exclude general research and development spending, which was $898,108 and $1,728,055 for the three and six months ended December 31, 2019, respectively, compared to $787,290 and $2,465,741 for the three and six months ended December 31, 2018, respectively. The decrease in general research and development spending is primarily attributable to a decrease in stock-based compensation and salaries.

Cumulative spending from inception to December 31, 2019 was approximately $310,700,000 on our Vyleesi program and approximately $147,900,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2019, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $2,404,093 and $4,236,535 for the three and six months ended December 31, 2019, respectively, compared to $2,088,585 and $4,129,147 for the three and six months ended December 31, 2018, respectively. The increase in general and administrative expenses for the three and six months ended December 31, 2019 is primarily attributable to the final payment made in connection with the Greenhill agreement offset by a decrease in stock-based compensation.

Other Income (Expense) – Total other income (expense), net was $397,480 and $759,083 for the three and six months ended December 31, 2019, respectively, compared with $7,871 and $(45,417) for the three and six months ended December 31, 2018, respectively. For the three and six months ended December 31, 2019, we recognized $399,982 and $770,636, respectively, of investment income offset by $2,502 and $11,553, respectively, of interest expense primarily related to our venture debt. For the three and six months ended December 31, 2018, we recognized $100,169 and $253,752, respectively, of investment income offset by $92,298 and $299,169, respectively, of interest expense primarily related to our venture debt. Interest income has increased as a result of the Company’s increased cash position. Interest expense has decreased as we have repaid our venture debt as of July 2019.

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

During the six months ended December 31, 2019, net cash provided by operating activities was $49,914,993 compared to cash used in operations of $11,028,963 for the six months ended December 31, 2018. The difference in cash provided by operations for the six months ended December 31, 2019 compared with cash used in operating activities for the six months ended December 31, 2018 was primarily related to the timing of the receipt of payments related to revenue recorded for our license agreement with AMAG, including payments related to the FDA’s approval of Vylessi.

During the six months ended December 31, 2019, net cash used in investing activities was $62,880 compared to $0 for the six months ended December 31, 2018. The change in cash used by investing activities is a result of the purchase of property and equipment during the six months ended December 31, 2019.

During the six months ended December 31, 2019, net cash used in financing activities was $1,903,055, which consisted of payment on notes payable obligations of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $104,236 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program. During the six months ended December 31, 2018, net cash used in financing activities was $2,313,184, which consisted of payment on notes payable obligations of $4,500,000, payment of withholding taxes related to restricted stock units of $65,992 offset by net proceeds from the sale of common stock of $2,252,808 in our “at-the-market” offering program.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from existing licenses, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2019, our cash and cash equivalents were $91,459,480 and our current liabilities were $1,374,940.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The following information should be read in conjunction with the risk factors and uncertainties disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the SEC on September 12, 2019. Except as disclosed below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2019.

The announcement by AMAG of its intent to divest itself of its women’s healthcare products, including Vyleesi, creates significant uncertainty regarding marketing, sales and distribution of Vyleesi in the United States.

On January 9, 2020, AMAG announced plans to divest Vyleesi and Intrarosa® (prasterone), both women’s healthcare products. While AMAG indicated that it has received preliminary expressions of interest to acquire or sublicense rights to these products, there have been no public disclosures of any potential licensees of AMAG’s rights to Vyleesi in North America. In 2017, we licensed all rights to commercialize Vyleesi in North America to AMAG, and following the U.S. Food and Drug Administration approval of Vyleesi in June 2019, AMAG launched Vyleesi nationally in September 2019 through select specialty pharmacies with its women’s health sales force. Under the license agreement, AMAG has a contractual obligation to use commercially reasonable efforts to commercialize Vyleesi, and if AMAG materially breaches its obligations, we could have the right to terminate the license agreement and require AMAG to assign and transfer certain Vyleesi rights to Palatin. In the event AMAG assigns its Vyleesi license to a third party, the assignee must expressly agree to be bound by the license agreement between AMAG and Palatin.

If AMAG fails to assign or license rights to Vyleesi to a third party with the resources and capability to effectively market Vyleesi, we could experience significant delays or an inability to successfully commercialize Vyleesi. Even if AMAG assigns or licenses rights to Vyleesi to a third party with the resources and capability to effectively market Vyleesi, there may be significant delays in the successful commercialization of Vyleesi for HSDD in North America, and we may be unable to realize the potential value of the license agreement in a timely manner. If we obtain all rights to Vyleesi from AMAG, as a result of termination of the license agreement for breach or otherwise, we will need to establish sales and marketing, contract manufacturing, distribution, pharmacovigilance and related capabilities, which will be expensive and time consuming. If we are unable to establish adequate capabilities to make and sell Vyleesi, whether independently or with third parties, we may not be able to generate product revenue and our business would suffer.

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

The following table provides information with respect to purchase and termination of common stock purchase warrants by the Company during the fiscal quarter ended December 31, 2019.

Fiscal Month Period	Total Number of Warrant Shares Purchased (1)	Average Price per Warrant Share	Total Number of Warrant Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Warrant Shares that May Yet be Purchased Under Announced Plans or Programs (3)
October 1, 2019 through October 31, 2019	3,197,819	$0.38	-	14,508,924
November 1, 2019 through November 30, 2019	-	-	-	-
December 1, 2019 through December 31, 2019	-	-	-	-
Total	3,197,819	$0.38	-	14,508,924

(1)
During the fiscal quarter ended December 31, 2019, we purchased common stock purchase warrants exercisable for an aggregate of 3,197,819 shares of our common stock consisting of 297,352 Series F warrants, 992,387 Series H warrants and 1,908,080 Series J warrants in privately negotiated transactions.

(2)
None.

(3)
As of December 31, 2019, the maximum number of common stock purchase warrants that may yet be purchased under the plan is 14,508,924.

Except as discussed above with respect to repurchase of certain warranty we have not and do not currently intend to retire or repurchase any of our capital securities other than providing our employees with the option to withhold shares to satisfy tax withholding amounts due from employees upon the vesting of restricted stock units in connection with our 2011 Stock Incentive Plan. As indicated in thetable below, 87,179 shares were withheld during the three months ended December 31, 2019 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1, 2019 through October 31, 2019	87,179	$1.15	-	-
November 1, 2019 through November 30, 2019	-	-	-	-
December 1, 2019 through December 31, 2019	-	-	-	-
Total	87,179	$1.15	-	-

(1) Consists solely of 87,179 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 10, 2020	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 10, 2020	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)