Form 10-Q
period 2020-03-31
PALATIN TECHNOLOGIES INC
filed 2020-05-11
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 8, 2020): 229,258,400

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q (this “Quarterly Report”) references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

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

●
our ability to conduct preclinical studies and clinical trials, have clinical and research materials manufactured, conduct site visits, retain critical employees and attract new employees, and otherwise conduct our business operations in light of the outbreak of COVID-19 coronavirus in the United States and elsewhere in the world;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$88,947,368	$43,510,422
Accounts receivable	-	60,265,970
Prepaid expenses and other current assets	675,443	637,289
Total current assets	89,622,811	104,413,681

Property and equipment, net	153,660	141,539
Right-of-use assets	98,491	-
Other assets	179,916	179,916
Total assets	$90,054,878	$104,735,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,612,164	$504,787
Accrued expenses	1,657,237	2,848,692
Notes payable, net of discount	-	332,896
Other current liabilities	89,429	499,517
Total current liabilities	3,358,830	4,185,892

Other liabilities	9,062	-
Total liabilities	3,367,892	4,185,892

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of March 31, 2020 and June 30, 2019	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 229,240,596 shares as of March 31, 2020 and 226,815,363 shares as of June 30, 2019	2,292,406	2,268,154
Additional paid-in capital	395,294,270	394,053,929
Accumulated deficit	(310,899,730)	(295,772,879)
Total stockholders’ equity	86,686,986	100,549,244
Total liabilities and stockholders’ equity	$90,054,878	$104,735,136

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

REVENUES
License and contract	$-	$-	$117,989	$34,505

OPERATING EXPENSES
Research and development	3,641,250	3,943,982	10,026,363	10,528,329
General and administrative	2,072,032	1,818,796	6,308,567	5,947,943
Total operating expenses	5,713,282	5,762,778	16,334,930	16,476,272

Loss from operations	(5,713,282)	(5,762,778)	(16,216,941)	(16,441,767)

OTHER INCOME (EXPENSE)
Investment income	331,285	107,460	1,101,921	361,212
Interest expense	(278)	(71,812)	(11,831)	(370,981)
Total other income (expense), net	331,007	35,648	1,090,090	(9,769)

NET LOSS	$(5,382,275)	$(5,727,130)	$(15,126,851)	$(16,451,536)

Basic and diluted net loss per common share	$(0.02)	$(0.03)	$(0.06)	$(0.08)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	235,322,087	207,016,304	234,449,813	206,148,695

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2019	4,030	$40	229,174,754	$2,291,748	$394,592,802	$(305,517,455)	$91,367,135
Stock-based compensation	-	-	65,842	658	701,468	-	702,126
Net loss	-	-	-	-	-	(5,382,275)	(5,382,275)
Balance, March 31, 2020	4,030	$40	229,240,596	$2,292,406	$395,294,270	$(310,899,730)	$86,686,986

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	4,030	$40	226,815,363	$2,268,154	$394,053,929	$(295,772,879)	$100,549,244
Stock-based compensation	-	-	589,617	5,896	2,328,901	-	2,334,797
Withholding taxes related to restricted stock units	-	-	(87,179)	(872)	(103,364)	-	(104,236)
Sale of common stock, net of costs	-	-	1,895,934	18,959	1,562,539	-	1,581,498
Warrant repurchases	-	-	-	-	(2,547,466)	-	(2,547,466)
Warrant exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(15,126,851)	(15,126,851)
Balance, March 31, 2020	4,030	$40	229,240,596	$2,292,406	$395,294,270	$(310,899,730)	$86,686,986

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,126,851)	$(16,451,536)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	50,759	43,526
Non-cash interest expense	438	47,312
Decrease in right-of-use asset	220,078	-
Stock-based compensation	2,334,797	2,866,779
Changes in operating assets and liabilities:
Accounts receivable	60,265,970	-
Prepaid expenses and other assets	(38,154)	(183,490)
Accounts payable	1,107,377	(1,748,920)
Accrued expenses	(1,191,455)	537,187
Operating lease liability	(220,078)	-
Other liabilities	-	51,643
Net cash provided by (used in) operating activities	47,402,881	(14,837,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(62,880)	(36,139)
Net cash used in investing activities	(62,880)	(36,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(104,236)	(65,992)
Payment on notes payable obligations	(832,851)	(5,500,000)
Warrant repurchases	(2,547,466)	-
Proceeds from the sale of common stock,
net of costs	1,581,498	2,252,808
Net cash used in financing activities	(1,903,055)	(3,313,184)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,436,946	(18,186,822)

CASH AND CASH EQUIVALENTS, beginning of period	43,510,422	38,000,171

CASH AND CASH EQUIVALENTS, end of period	$88,947,368	$19,813,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,132	$316,159

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

The Company’s lead product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and is currently being marketed in North America by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. As disclosed in Note 5, AMAG has announced its plan to divest Vyleesi and another product.

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

Business Risks and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2020 of $310,899,730 and a net loss for the three and nine months ended March 31, 2020 of $5,382,275 and $15,126,851, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2020, the Company’s cash and cash equivalents were $88,947,368 and current liabilities were $3,358,830. Management intends to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s existing capital resources will be adequate to fund the Company’s planned operations through at least March 31, 2022. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

In March 2020, the World Health Organization declared COVID-19, a disease caused by a novel strain of coronavirus, a pandemic. The Company has taken steps to ensure the safety and well-being of its employees and clinical trial patients to comply with guidance from federal, state and local authorities, while working to ensure the sustainability of its business operations as this unprecedented situation continues to evolve.

In mid-March, the Company transitioned to a company-wide work from home policy. Business-critical activities continue to be subject to heightened precautions to ensure safety of employees. The Company continues to assess its policies, business continuity plans and employee support.

The Company continues to evaluate the impact of COVID-19 on the healthcare system and work with contract research organizations supporting its clinical, research, and development programs to mitigate risk to patients and its business and community partners, taking into account regulatory, institutional, and government guidance and policies.

The Company receives a royalty on sales of Vyleesi by our licensees. AMAG is currently selling Vyleesi in the United States, and Fosun and Kwangdong have licenses to sell Vyleesi in China and Korea, respectively. The Company does not know the effect of the COVID-19 coronavirus on sales of Vyleesi in the United States, but it could have a negative impact on sales, which would adversely impact royalty revenues. The COVID-19 coronavirus could adversely impact the time required to obtain regulatory approvals to sell Vyleesi in China and Korea, which would delay when the Company receives royalty income from sales in those countries.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during fiscal year 2020 and beyond.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the nine months ended March 31, 2020, the Company reported $117,989 in revenue, solely related to a license agreement with AMAG for Vyleesi for North America (“AMAG License Agreement”) (Note 5). For the nine months ended March 31, 2019, the Company reported $34,505 in revenue solely related to the AMAG License Agreement.

 (2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2020 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $88,736,048 and $43,381,556 in a money market account at March 31, 2020 and June 30, 2019, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company (“FDIC”).

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under capital leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under capital leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,439,403 and $2,388,644 as of March 31, 2020 and June 30, 2019, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

For the three and nine months ended March 31, 2020 and 2019, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2020 and 2019 was 33,166,477 and 40,819,113 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 6,079,250 and 3,952,875 vested restricted stock units that had not been issued as of March 31, 2020 and 2019, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

On July 1, 2019, the Company adopted the requirements of ASU No.2016-02, Leases (“Topic 842”). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (“Topic 840”) is the recognition of a right-of-use (“ROU”) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company elected to measure and recognize leases that existed at July 1, 2019 using a modified retrospective approach, including the option to not restate comparative periods. For leases existing at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost. Additionally, the Company elected, as practical expedients, not separating lease and non-lease components for all of its leases and the short-term lease recognition exemption for all of its leases that qualify. The Company did not elect the use of the hindsight practical expedient. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $225,134 as of July 1, 2019. The adoption did not have a material impact on the consolidated statements of operations, stockholder’s equity and cash flows for the nine months ended March 31, 2020.

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

Notes to Consolidated Financial Statements
(unaudited)

 (5)
AGREEMENT WITH AMAG

On January 8, 2017, the Company entered into the AMAG License Agreement pursuant to which the Company granted AMAG (i) an exclusive license in all countries of North America (the “Territory”), with the right to grant sub-licenses, to research, develop and commercialize products containing Vyleesi (each a “Product”, and collectively, “Products”), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture the Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop and manufacture (but not commercialize) the Products.

Following the satisfaction of certain conditions to closing, the AMAG License Agreement became effective on February 2, 2017, and AMAG paid the Company $60,000,000 as a one-time initial payment. Under the AMAG License Agreement, AMAG was required to reimburse the Company up to an aggregate amount of $25,000,000 for reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with development and regulatory activities necessary to file a New Drug Application (“NDA”) for Vyleesi for HSDD in the United States.

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the AMAG License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. During the nine months ended March 31, 2020, license and contract revenue included additional billings for AMAG related Vyleesi costs of $117,989. During the nine months ended March 31, 2019, license and contract revenue included additional billings for AMAG related Vyleesi costs of $34,505.

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

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to Vyleesi. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less a credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill and recorded as an expense upon the closing of the licensing transaction. This amount was credited toward amounts that were to become due to Greenhill, provided that the aggregate fee payable to Greenhill would not be less than 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement. On November 21, 2019, the Company and Greenhill mutually agreed to terminate the engagement agreement. As a result, the Company made a final payment to Greenhill of $625,000, which was recorded in general and administrative expenses during the nine months ended March 31, 2020. The Company has no future payment obligations to Greenhill.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Pursuant to the AMAG License Agreement, the Company has assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of Vyleesi.

 On January 9, 2020, AMAG announced plans to divest Vyleesi and Intrarosa® (prasterone), both women’s healthcare products. While AMAG indicated that it has received preliminary expressions of interest to acquire or sublicense rights to these products, there have been no public disclosures of any potential licensees of AMAG’s rights to Vyleesi in North America. After FDA approval of Vyleesi in June 2019, AMAG launched Vyleesi nationally in September 2019 through select specialty pharmacies with its maternal and women’s health sales force. Under the AMAG License Agreement, AMAG has a contractual obligation to use commercially reasonable efforts to commercialize Vyleesi, and if AMAG materially breaches its obligations, the Company could have the right to terminate the AMAG License Agreement and require AMAG to assign and transfer certain Vyleesi rights to the Company. Under certain circumstances, AMAG’s ability to assign the AMAG License Agreement to a third party is contingent on obtaining the consent of the Company, and the assignee must expressly agree to be bound by the AMAG License Agreement.

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

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31	June 30,
	2020	2019
Clinical / Regulatory costs	$97,020	$61,798
Insurance premiums	8,090	87,937
Other	570,333	487,554
	$675,443	$637,289

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets(Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs(Level 3)
March 31, 2020:
Money Market Account	$88,736,048	$88,736,048	$-	$-
June 30, 2019:
Money Market Account	$43,381,556	$43,831,556	$-	$-

(10)
LEASES

The Company has operating leases of office and laboratory space, each of which expires on June 30, 2020. The Company also has operating leases of copier equipment that expire October 15, 2021.

The components of lease expense are as follows:

Lease cost	Three months ended March 31, 2020	Nine months ended March 31, 2020
Operating lease cost	$53,454	$152,712
Variable lease cost	17,824	53,473
Short-term lease cost	3,600	15,720
Total lease cost	$74,878	$221,905

Supplemental balance sheet information related to leases was as follows:

March 31, 2020
Operating lease ROU asset and liability	$98,491

Supplemental lease term and discount rate information related to leases was as follows:

Weighted-average remaining lease term (years)	0.5
Weighted-average discount rate	6.25%

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31, 2020	Nine months ended March 31, 2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$77,096	$226,031
Supplemental non-cash information on lease liabilities arisng from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new lease obligation	$-	$93,435

The following table summarizes the maturity of the Company’s operating lease liability as of March 31, 2020:

March 31, 2020
Year Ending June 30
2020	$77,097
2021	18,360
2022	4,590
Less imputed interest	(1,556)
Total	$98,491

As of June 30, 2019, the Company had $225,120 in future lease payments for the year ending June 30, 2020 under ASC Topic 840.

(11)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2020	2019
Clinical / Regulatory costs	$725,858	$943,721
Other research related expenses	799,755	1,361,414
Professional services	32,000	317,500
Other	99,624	226,057
	$1,657,237	$2,848,692

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

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which were amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and was included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on August 1, 2019. This final incremental payment was accreted to interest expense over the term of the related debt and was included in other current liabilities on the consolidated balance sheet. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were amortized to interest expense over the term of the related debt. During the nine months ended March 31, 2020, the loan matured, and on July 31, 2019, the Company made the final incremental payment of $500,000.

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

For the nine months ended March 31, 2020, 1,895,934 shares of common stock were sold through Canaccord under the 2019 Equity Distribution Agreement for net proceeds of $1,581,498 after payment of commission fees of $51,696 and other related expenses of $90,000. From inception of the 2019 Equity Distribution Agreement through March 31, 2020, a total of 9,460,509 shares of common Stock were sold for net proceeds of $11,870,334 after payment of commission fees of $369,907 and other related expenses of $90,000. For nine months ended March 31, 2019, 2,256,445 shares of the Company’s common stock were sold through Canaccord under the 2018 Equity Distribution Agreement for net proceeds of $2,252,808 after payment of commission fees of $69,674. From inception of the 2018 Equity Distribution Agreement through June 26, 2019, a total of 18,504,993 shares of common Stock were sold for net proceeds of $24,249,997 after payment of commission fees of $750,000, and the 2018 Equity Distribution Agreement is deemed completed.

Stock Purchase Warrants – On September 13, 2019, the Company’s Board of Directors approved a plan to offer to purchase and terminate certain outstanding common stock purchase warrants through privately negotiated transactions. The purchase and termination program has no time limit and may be suspended for periods or discontinued at any time.

During the nine months ended March 31, 2020, the Company entered into several warrant termination agreements to repurchase and cancel the following previously issued Series F, Series H and Series J warrants for the following aggregate buyback prices, plus additional consideration upon any sale of the Company within six months of the respective agreement:

	Nine months ended March 31, 2020
	Warrants	Buyback price
Series F Warrants	297,352	$62,712
Series H Warrants	1,466,432	577,373
Series J Warrants	4,774,889	1,907,381
	6,538,673	$2,547,466

During the nine months ended March 31, 2020, the Company issued 26,861 shares of common stock upon the cashless exercise provisions of 666,666 Series D warrants at an exercise price of $0.75 per share.

Stock Options – For the three and nine months ended March 31, 2020, the Company recorded stock-based compensation related to stock options of $348,880 and $1,027,604, respectively. For the three and nine months ended March 31, 2019, the Company recorded stock-based compensation related to stock options of $244,528 and $885,935, respectively.

In July 2018, the terms of certain options were modified to accelerate vesting and extend the option exercise period. As a result, the Company recorded additional stock-based compensation of $109,004 during the nine months ended March 31, 2019.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2019	14,435,650	0.85	7.3

Granted	104,500	0.58
Forfeited	(104,537)	1.03
Exercised	-	-
Expired	(77,100)	2.72
Outstanding - March 31, 2020	14,358,513	$0.84	6.6	$146,877

Exercisable at March 31, 2020	9,038,250	$0.77	5.6	$84,309

Expected to vest at March 31, 2020	5,320,263	$0.94	8.3	$62,568

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

Restricted Stock Units – For the three and nine months ended March 31, 2020, the Company recorded stock-based compensation related to restricted stock units of $353,246 and $1,307,193, respectively. For the three and nine months ended March 31, 2019, the Company recorded stock-based compensation related to restricted stock units of $409,871 and $1,871,839, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

A summary of restricted stock unit activity is as follows:
RSUs
Outstanding at July 1, 2019	10,327,833
Granted	-
Forfeited	(123,438)
Vested	(612,275)
Outstanding at March 31, 2020	9,592,120

Included in outstanding restricted stock units in the table above are 6,079,250 vested shares that have not been issued as of March 31, 2020 due to a provision in the restricted stock unit agreements to delay delivery.

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

Critical Accounting Policies and Estimates

Except for the adoption of Accounting Standards Codification (“ASC”) Topic 842, our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2019, have not changed during the nine months ended March 31, 2020. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

Overview

We are a specialized biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

In March 2020, the World Health Organization declared COVID-19, a disease caused by a novel strain of coronavirus, a pandemic. We have taken steps to ensure the safety and well-being of our employees and clinical trial patients to comply with guidance from federal, state and local authorities, while working to ensure the sustainability of our business operations as this unprecedented situation continues to evolve.

In mid-March, we transitioned to a company-wide work from home policy. Business-critical activities continue to be subject to heightened precautions to ensure safety of employees. We continue to assess our policies, business continuity plans and employee support.

We continue to evaluate the impact of COVID-19 on the healthcare system and work with contract research organizations supporting our clinical, research, and development programs to mitigate risk to patients and our business and community partners, taking into account regulatory, institutional, and government guidance and policies.

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

Our new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy and inflammatory bowel disease. An investigational new drug application for PL9643, a peptide we developed, to treat dry eye disease was filed with the FDA in December 2019, and a Phase 2 study commenced in the first quarter of calendar year 2020. While the trial is ongoing, recruitment at additional sites has been delayed because of the COVID-19 coronavirus outbreak. We are in close contact with the contract research organizations (“CROs”) and clinical sites conducting the PL9643 clinical trial on our behalf, and believe that if we can restart enrollment in June 2020 we will have top line data in the fourth quarter of calendar year 2020. A Phase 2 proof-of-concept study of PL8177 in ulcerative colitis patients had been anticipated to commence in mid-calendar year 2020. We are in contact with CROs and clinical sites for this study, and while a definitive decision has not yet been made, because of the COVID-19 coronavirus outbreak we anticipate a delay of at least six months in initiating the Phase 2 PL8177 study in ulcerative colitis patients. We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business and it has the potential to materially adversely affect our business, financial condition and results of operations.

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

Clinical Pipeline

Melanocortin Receptor Programs
Pre-Clinical
Phase 1
Phase 2
Phase 3
NDA Submission
FDA Approval
Vyleesi® (bremelanotide) MC4r Agonist
Hypoactive Sexual Desire Disorder
PL9643 MCr Agonist
Dry Eye Disease
PL8177 MC1r Agonist (Systemic)
Non-Infectious Uveitis
PL8331 MCr Agonist
Diabetic Retinopathy
PL8177 MC1r Agonist (Oral)
Inflammatory Bowel Diseases
MC4r Agonist Peptide & Small Molecules
Rare Genetic Metabolic and Obesity Disorders
Natriuretic Peptide Receptor Programs
Pre-Clinical
Phase 1
Phase 2
Phase 3
NDA Submission
FDA Approval
PL3994 NPR-A
Cardiovascular Disease
PL5028 NPR-A/C Agonist
Cardiovascular and Fibrotic Diseases

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

Results of Operations

Three and Nine months Ended March 31, 2020 Compared to the Three and Nine months Ended March 31, 2019:

Revenue – For the three and nine months ended March 31, 2020, we recognized zero and $117,989, respectively, in license and contract revenue pursuant to our license agreement with AMAG compared to zero and $34,505 in revenue for the three and nine months ended March 31, 2019, respectively. Due to the early commercial stage of Vyleesi and the sales and marketing strategy of AMAG, including no charge for the first Vyleesi prescription, AMAG has not generated positive net sales through March 31, 2020, which resulted in no royalties to Palatin during this period. On January 9, 2020, AMAG announced plans to divest Vyleesi. In May 2020, AMAG stated it expects to provide further details on the divesture by the end of the second quarter of this calendar year. See note 5 to our Consolidated Financial Statements.

Research and Development – Research and development expenses were $3,641,250 and $10,026,363 for the three and nine months ended March 31, 2020, respectively, compared to $3,943,982 and $10,528,329 for the three and nine months ended March 31, 2019, respectively. The decrease for the three and nine months ended March 31, 2020 as compared to the three and nine months ended March 31, 2019 is related to the overall decreases in program spending and compensation related expenses detailed below.

Research and development expenses related to our Vyleesi, PL3994, PL8177, MC1r, MC4r and other preclinical programs were $2,801,779 and $7,458,837 for the three and nine months ended March 31, 2020, respectively, compared to $3,217,387 and $7,335,994 for the three and nine months ended March 31, 2019, respectively. The decrease for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 is the result of an overall decrease in spending on our programs primarily relating to our Vyleesi program, offset by an increase in spending on our other melanocortin receptor programs. The increase in spending for the nine months ended March 31, 2020 as compared to the nine months ended March 31, 2019 is a result of increased spending primarily on our melanocortin receptor programs.

The amounts of project spending above exclude general research and development spending, which was $839,471 and $2,567,526 for the three and nine months ended March 31, 2020, respectively, compared to $726,595 and $3,192,335 for the three and nine months ended March 31, 2019 respectively. The increase in general research and development spending for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is primarily attributable to an increase in stock-based compensation and salaries. The decrease in general research and development spending for the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 is primarily attributable to a decrease in stock-based compensation.

Cumulative spending from inception to March 31, 2020 was approximately $311,000,000 on our Vyleesi program and approximately $151,200,000 on all our other programs (which include PL3994, PL8177, other melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2019, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $2,072,032 and $6,308,567 for the three and nine months ended March 31, 2020, respectively, compared to $1,818,796 and $5,947,943 for the three and nine months ended March 31, 2019, respectively. The increase in general and administrative expenses for the three and nine months ended March 31, 2020 is primarily attributable to the final payment made in connection with the Greenhill agreement during the nine months ended March 31, 2020, and professional fees related to the Vyleesi divestiture.

Other Income (Expense) – Total other income (expense), net was $331,007 and $1,090,090 for the three and nine months ended March 31, 2020, respectively, compared with $35,648 and $(9,769) for the three and nine months ended March 31, 2019, respectively. For the three and nine months ended March 31, 2020, we recognized $331,285 and $1,101,921, respectively, of investment income offset by $278 and $11,831, respectively, of interest expense primarily related to our venture debt. For the three and nine months ended March 31, 2019, we recognized $107,460 and $361,212, respectively, of investment income offset by $71,812 and $370,981, respectively, of interest expense primarily related to our venture debt. Interest income has increased as a result of the Company’s increased cash position. Interest expense has decreased as we have repaid our venture debt as of July 2019.

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

During the nine months ended March 31, 2020, net cash provided by operating activities was $47,402,881 compared to cash used in operations of $14,837,499 for the nine months ended March 31, 2019. The difference in cash provided by operations for the nine months ended March 31, 2020 compared with cash used in operating activities for the nine months ended March 31, 2019 was primarily related to the timing of the receipt of payments related to revenue recorded for our license agreement with AMAG, including payments related to the FDA’s approval of Vylessi.

During the nine months ended March 31, 2020, net cash used in investing activities was $62,880 compared to $36,139 for the nine months ended March 31, 2019 for the purchase of property and equipment.

During the nine months ended March 31, 2020, net cash used in financing activities was $1,903,055, which consisted of payment on notes payable obligations of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $104,236 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program. During the nine months ended March 31, 2019, net cash used in financing activities was $3,313,184, which consisted of payment on notes payable obligations of $5,500,000, payment of withholding taxes related to restricted stock units of $65,992 offset by net proceeds from the sale of common stock of $2,252,808 in our “at-the-market” offering program.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from existing licenses, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2020, our cash and cash equivalents were $88,947,368 and our current liabilities were $3,358,830.

We intend to utilize existing capital resources for general corporate purposes and working capital, including Vyleesi, preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least March 31, 2022. We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on operations, financial position, and the results of operations and cash flows during fiscal year 2020 and beyond.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 coronavirus could adversely impact our clinical trials.

Since the initial report of a novel strain of coronavirus, COVID-19, in China in December 2019, the COVID-19 coronavirus has spread to multiple countries, including the United States and European and Asia-Pacific countries. We have active and planned clinical trial sites in the United States and planned clinical trial sites in Europe, and our licensees have planned clinical trial sites in Asia-Pacific countries. As the COVID-19 coronavirus continues to spread around the globe, we will likely experience disruptions that could severely impact our planned clinical trials, including our Phase 2 clinical trial with PL9643 in the United States for dry eye disease, a planned Phase 2 clinical trial with PL8177 for ulcerative colitis we had intended to start as early as mid-year calendar 2020, a planned Phase 2 clinical trial with PL3994, an NPR-A agonist, in heart failure patients in collaboration with two major academic medical centers, and clinical trials planned to be conducted in the People’s Republic of China and the Republic of Korea by our licensees for Vyleesi, Fosun and Kwangdong. Effects on our clinical trial programs include, but are not limited to:

●
delays or difficulties in enrolling patients in our clinical trials;

●
delays or difficulties in clinical site initiation, including difficulties in establishing appropriate and safe social distancing and other safeguards at clinical sites;

●
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

●
interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;

●
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people; and

●
delays in receiving approval from local regulatory authorities to initiate or continue our planned clinical trials.

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

The COVID-19 coronavirus could adversely impact our business and revenues.

We receive a royalty on sales of Vyleesi by our licensees. AMAG is currently selling Vyleesi in the United States, and Fosun and Kwangdong have licenses to sell Vyleesi in China and Korea, respectively. We do not know the effect of the COVID-19 coronavirus on sales of Vyleesi in the United States, but it could have a negative impact on sales, which would adversely impact our royalty revenues. The COVID-19 coronavirus could adversely impact the time required to obtain regulatory approvals to sell Vyleesi in China and Korea, which would delay when we receive royalty income from sales in those countries.

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

If AMAG fails to assign or license rights to Vyleesi to a third party with the resources and capability to effectively market Vyleesi, we could experience significant delays or an inability to successfully commercialize Vyleesi. Even if AMAG assigns or licenses rights to Vyleesi to a third party with the resources and capability to effectively market Vyleesi, there may be significant delays in the successful commercialization of Vyleesi for HSDD in North America, and we may be unable to realize the potential value of the license agreement in a timely manner. If we obtain all rights to Vyleesi from AMAG, as a result of termination of the license agreement for breach or otherwise, we will need to contract for or establish sales and marketing, contract manufacturing, distribution, pharmacovigilance and related capabilities, which will be expensive and time consuming. If we are unable to establish adequate capabilities to make and sell Vyleesi, whether independently or with third parties, we may not be able to generate product revenue and our business would suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As indicated in the table below, 22,658 shares were withheld during the three months ended March 31, 2020 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1, 2020 through Janurary 31, 2020	22,658	$0.69	-	-
February 1, 2020 through February 29, 2020	-	-	-	-
March 1, 2020 through March 31, 2020	-	-	-	-
Total	22,658	$0.69	-	-

(1) Consists solely of 22,658 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 11, 2020	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 11, 2020	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)