Form 10-K
period 2020-06-30
PALATIN TECHNOLOGIES INC
filed 2020-09-25
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2019): $176,555,811

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 24, 2020): 229,855,417

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Annual Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, the following are forward looking statements:

●
our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the novel strain of coronavirus (“COVID-19”) pandemic, such as, for example, increase in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, and reduction in our productivity or the productivity of our contractors and suppliers;
●
our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic;
●
our ability to develop the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States;
●
our ability to meet post-marketing requirements of the U.S. Food and Drug Administration (“FDA”) to conduct two additional studies and one additional clinical trial for Vyleesi;
●
our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;
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
●
our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;
●
estimates of our expenses, future revenue and capital requirements;
●
our ability to achieve profitability;
●
our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic;
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

ii

●
the retention of key management, employees and third-party contractors;
●
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;
●
our compliance with federal and state laws and regulations;
●
the timing and costs associated with obtaining regulatory approval for our product candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;
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

Palatin Technologies® and Vyleesi® are registered trademarks of Palatin Technologies, Inc. Other trademarks referred to in this report are the property of their respective owners.

iii

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

In January 2020, our North American licensee for Vyleesi® (bremelanotide injection), AMAG Pharmaceuticals, Inc. (“AMAG”), announced that it had completed a strategic review of its product portfolio and business strategy, and was pursuing options to divest its female health products, including Vyleesi. On July 27, 2020, Palatin and AMAG announced that they had mutually terminated the license agreement for Vyleesi effective July 24, 2020, and that Palatin was assuming responsibility for manufacturing, marketing and distribution of Vyleesi in the United States.

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

Our lead product, Vyleesi, was approved by the FDA on June 21, 2019, and since July 24, 2020 we have been marketing Vyleesi in the United States. Prior to July 24, 2020, the product was marketed in North America by AMAG pursuant to a license agreement which was terminated on that date. Vyleesi, a melanocortin receptor agonist, is an “as needed” therapy used in anticipation of sexual activity and self-administered by premenopausal women with HSDD in the thigh or abdomen via a single-use subcutaneous auto-injector. The most common adverse events are nausea, flushing, injection site reactions, headache and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

Our current new product development activities focus primarily on peptides which are agonists at MC1r, and in some instances additional melanocortin receptors, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy and inflammatory bowel disease. We believe that the MC1r agonist peptides we are developing have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

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

Our Business Strategy. Key elements of our business strategy include:

●
Maximizing revenue from Vyleesi by marketing Vyleesi in the United States, supporting our existing licensees for China and South Korea, and licensing Vyleesi for the United States and additional regions;

●
Assembling and maintaining a team to create, develop and commercialize MCr and NPR products addressing unmet medical needs;

●
Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

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

Melanocortin Receptor Programs

Vyleesi for HSDD. Vyleesi, the registered trademark for bremelanotide injection, was approved by the FDA on June 21, 2019 for the treatment of premenopausal women with acquired, generalized HSDD. AMAG, which had exclusively licensed Vyleesi for North America, initiated sales and marketing efforts for Vyleesi in the United States in August 2019, with a national launch in September 2019. In January 2020, AMAG announced that, based on a review of their business strategy, including an adverse outcome of an FDA advisory panel review of their lead health product Makena® (hydroxyprogesterone caproate injection), they made a decision to divest Vyleesi and another female healthcare product. In July 2020, Palatin and AMAG entered into a termination agreement, pursuant to which the license agreement was terminated, Palatin regained all North America rights for Vyleesi, and AMAG made a $12.0 million payment to Palatin at closing and will make a $4.3 million payment to Palatin by March 31, 2021. Palatin has assumed Vyleesi manufacturing agreements, and AMAG has transferred information, data and assets related exclusively to Vyleesi, including existing inventory. AMAG is providing certain transition services to Palatin for a period to ensure continued patient access to Vyleesi during the transition period. Palatin will reimburse AMAG for the agreed upon costs of the transition services.

Vyleesi faces competition primarily from Addyi® (flibanserin), which was introduced into the market in October 2015 for the treatment of HSDD in pre-menopausal women and is marketed by Sprout Pharmaceuticals, Inc. We are not aware of any company actively developing another melanocortin receptor agonist drug for the treatment of HSDD. However, we are aware of several other drugs at various stages of development, most of which are being developed for the treatment of HSDD that are to be taken on a chronic, typically once-daily, basis. There may be other companies developing new drugs for FSD indications other than HSDD, which may compete with Vyleesi, some of which may be in clinical trials in the U.S. or elsewhere. Vyleesi may also compete with products prescribed “off-label” by healthcare providers.

Vyleesi is distributed nationally through specialty pharmacies. Our marketing strategy focuses on efforts to establish Vyleesi as the preferred option for women and healthcare providers seeking a treatment for HSDD, which we implement through media such as direct-to-consumer marketing in search and social media channels. We also focus our Vyleesi marketing efforts towards healthcare professionals, who play a significant role in increasing HSDD and Vyleesi awareness among their patients. As the potential of Vyleesi is demonstrated, Palatin will explore licensing marketing and distribution rights for the United States to a marketing partner.

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

In early September 2017, we entered into a license agreement with Fosun for exclusive rights to commercialize Vyleesi in China. We received an upfront payment of $5.0 million, less required tax withholding, and when regulatory approval for a Vyleesi product is obtained in China we will receive a $7.5 million milestone payment. We may receive up to $92.5 million in sales related milestones and will receive high-single digit to low double-digit royalties on net sales in China. In November 2017, we entered into a license agreement with Kwangdong for exclusive rights to commercialize Vyleesi in Korea, and received an upfront payment of $0.5 million, less required tax withholding. Upon the first commercial sale of Vyleesi in Korea we will receive a $3.0 million milestone payment and will receive mid-single digit to low double-digit royalties on all net sales and may receive up to $37.5 million in sales related milestones.

We retain worldwide rights for Vyleesi for HSDD and all other indications outside Korea and China. We are actively seeking potential partners for marketing and commercialization rights for Vyleesi for HSDD outside the licensed territories, including entering into a license agreement for marketing and commercialization rights for Vyleesi in the United States. However, we may not be able to enter into suitable agreements with potential partners on acceptable terms, if at all.

Our Current Product Development Strategy. We are designing and developing potent and highly selective MC1r agonist peptides and agonist peptides specific for more than one melanocortin receptor for treatment of a variety of inflammatory and autoimmune indications. In animal models our peptides agonists, as well as the endogenous agonist alpha-MSH, can reduce inflammation and potentially resolve chronic inflammatory conditions. We believe that our agonist peptides suppress certain inflammatory cytokines, and modulate the activities of immune cells, such as monocytes and T cells, to reduce immune response, and may utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

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

PL9643 for Dry Eye Disease and Anti-Inflammatory Ocular Indications. PL9643, a peptide melanocortin agonist active at multiple MCrs, including MC1r and MC5r, is our lead clinical development candidate for anti-inflammatory ocular indications, including dry eye disease, which is also known as keratoconjunctivitis sicca. Dry eye disease is a syndrome with symptoms including irritation, redness, discharge and blurred vision. It may result from an autoimmune disease such Sjögren’s syndrome, an ocular lipid or mucin deficiency, blink disorders, abnormal corneal sensitivity or environmental factors. It is estimated to affect over 30 million people in the United States.

We have developed an aqueous eye drop formulation which will be used in clinical trials in a single use delivery device. We held a pre-Investigational New Drug (“IND”) meeting with the FDA on Phase 2 study design and the overall development program through Phase 3 registration studies, submitted the IND to the FDA, and initiated the Phase 2 clinical trial in February 2020. The Phase 2 study is a multi-center, randomized double-masked and placebo-controlled study evaluating the efficacy and safety of PL9643 ophthalmic solution (topical eye drops) compared to placebo for the treatment of the signs and symptoms of dry eye. The study completed enrollment in July 2020, with 160 participants enrolled at three sites in the US. Patients were randomized in a 1:1 ratio into two arms, PL9643 or placebo, and undergo twelve weeks of treatment. The two primary endpoints are inferior corneal fluorescein staining and ocular discomfort, and data is expected as early as the fourth quarter of calendar year 2020. If results from the Phase 2 study support advancing to Phase 3, we will initiate a Phase 3 efficacy study as early as mid-2021.

Systemic PL8177 for COVID-19 Related Indications. We are developing PL8177 as a potential treatment for patients with COVID-19, the disease caused by infection with the SARS-CoV-2 virus, and having hypoxemic respiratory failure with or without acute respiratory distress syndrome. This decision was based on positive results in preclinical multiple inflammatory disease models and a lung injury model, which showed the ability of PL8177 to reduce inflammation, protect lung tissue and reduce lung fibrosis. We are conducting additional preclinical studies to support the filing of an IND with the FDA for this indication, and thereafter initiate a Phase 2 study. We are seeking support for the proposed Phase 2 study from the federal government and other sources, and if external support is not available we may determine not to initiate Phase 2 studies.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis. PL8177 is a cyclic peptide comprised of seven amino acids. We filed an IND application on PL8177 in late 2017 and in 2018 successfully completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study.

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

A Phase 2 study in ulcerative colitis using the oral, delayed-release, polymer formulation of PL8177 is scheduled to start in the first half of calendar year 2021, and may take up to one year to complete.

Systemic PL8177 for Non-Infectious Uveitis. PL8177 has been granted orphan drug designation by the FDA for the treatment of non-infectious intermediate, posterior, pan and chronic anterior uveitis. Non-infectious uveitis is a group of inflammatory diseases that produces swelling and destroys eye tissue and can result in vision loss. A Phase 2 program in non-infectious uveitis using a systemic delivery formulation of PL8177 is under development.

Melanocortin Peptides for Diabetic Retinopathy. We are conducting preclinical studies with melanocortin peptides in diabetic retinopathy models and are scheduled to complete these studies by the first half of calendar year 2021. If results support advancing the program, we would conduct required safety studies and manufacture drug product under Good Manufacturing Practices (“GMP”) regulations preparatory to filing an IND and initiating clinical studies.

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

In conjunction with clinicians at a major research institution, PL3994 is entering Phase 2A clinical trial supported by a grant from the American Heart Association in the fourth quarter of calendar year 2020. We have conducted Phase 1 safety studies with PL3994, with no serious or severe adverse events. Consistent with the PL3994 mechanism of action, elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

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

Vyleesi for Treatment of HSDD. There is competition and financial incentive to develop, market and sell drugs for the treatment of HSDD and other forms of FSD. Flibanserin, sold under the trade name Addyi®, is the only drug other than Vyleesi currently approved in the United States for treatment of HSDD. Flibanserin, a non-hormonal oral serotonin 5-HT1A agonist, 5-HT2A antagonist, which requires chronic dosing, was approved by the FDA on August 18, 2015 for treatment of premenopausal women with HSDD. The FDA approval, included a risk evaluation and mitigation strategy (“REMS”) because of the increased risk of severe hypotension and syncope due to the interaction between flibanserin and alcohol, and a Boxed Warning to highlight the risks of severe hypotension and syncope in patients who drink alcohol during treatment with flibanserin, in those who also use moderate or strong CYP3A4 inhibitors, and in those who have liver impairment. The Boxed Warning was modified by FDA in April 2019 to clarify that there remains a concern about consuming alcohol close in time to taking flibanserin, but that alcohol does not have to be avoided completely. Specifically, the Boxed Warning reflects women should discontinue drinking alcohol at least two hours before taking flibanserin at bedtime, or to skip the flibanserin dose that evening. We are aware of several other drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any other company actively developing a melanocortin receptor agonist drug for HSDD.

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

Systemic PL8177 for Non-Infectious Uveitis. FDA-approved drugs used in treatment of non-infectious uveitis include immunosuppressive medications such as adalimumab, sold under the brand name Humira® and other brand names, and corticosteroids such as prednisone and other steroids. There are other products in development, including tumor necrosis factor inhibitors and interleukin receptor agonists such as gevokizumab, as well as formulations of glucocorticoid receptor agonists. There are no reported MC1r agonist drugs in clinical trials for non-infectious uveitis. If one or more the competing product candidates under development is approved and can resolve non-infectious uveitis with an acceptable side effect profile, it could reduce the market for systemic PL8177 for this indication.

Systemic PL8177 for Treatment of Patients with COVID-19. On a global level there are numerous vaccines, anti-viral drugs for treating COVID-19 and drugs for treating symptoms of COVID-19 in development, and there is a concerted effort by the federal government to develop effective therapies. There is also intense pressure for federal funding, through a number of programs, for developing effective therapies. If one or more competing product candidates under development is approved and can resolve COVID-19 and effectively treat symptoms and sequela of COVID-19, it could reduce the market for systemic PL8177 for treatment of patients with COVID-19.

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

We own three issued United States patents and a pending patent application in the United States for methods of treating FSD with Vyleesi, with related patents issued in Australia, South Africa, the Republic of Georgia, Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Israel, Italy, Japan, Mexico, New Zealand, Netherlands, Norway, Philippines, Poland, Spain, Sweden, Switzerland, Turkey, Ukraine and the United Kingdom and related patent applications pending in Brazil, Canada, China, Hong Kong, India, Indonesia, Korea, Malaysia, and Vietnam. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Issued patents and pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.

We own two issued United States patents claiming the Vyleesi drug substance. The issued United States patents have a term until 2020, and applications have been filed to extend the term of one patent for a maximum period of five years as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. An interim extension for a period of one year from the original expiration date of both patents of June 28, 2020, was granted in May 2020, but the length of the final extension which may be granted under the Hatch-Waxman Amendments has not been determined. In addition, the claims of issued patents covering Vyleesi may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent, and under the Hatch-Waxman Amendments, potentially receive approval of a competing generic version of our product or products even before a court rules on the validity or infringement of our patents.

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

We own five issued patents in the United States, and issued patents in Australia, Belgium, Canada, China, France, Germany, Ireland, Israel, Japan, Korea, Mexico, New Zealand, Russia, South Africa, Sweden, Switzerland and the United Kingdom claiming highly selective MC1r agonist peptides, including for treatment of inflammation-related diseases and disorders and related indications, and pending patent applications in Australia, Brazil, and India. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

Pharmaceutical manufacturers, distributors and their subcontractors are required to register their facilities with the FDA and state agencies. Manufacturers are required to list their marketed drugs with the FDA, are subject to periodic inspection by the FDA’s current GMP regulations, and the product specifications set forth in the approved NDA. The GMP requirements for pharmaceutical products are extensive and compliance with them requires considerable time, resources and ongoing investment. The regulations require manufacturers and suppliers of raw materials and components to establish validated systems and to employ and train qualified employees to ensure that products meet high standards of safety, efficacy, stability, sterility (where applicable), purity, and potency. The requirements apply to all stages of the manufacturing process, including the synthesis, processing, sterilization, packaging, labeling, storage and shipment of the drug product. For all drug products, the regulations require investigation and correction of any deviations from GMP requirements and impose documentation requirements upon us and any third-party manufacturers that we may decide to use. Manufacturing establishments are subject to mandatory user fees, and to periodic unannounced inspections by the FDA and state agencies for compliance with all GMP requirements. The FDA is authorized to inspect manufacturing facilities without a warrant at reasonable times and in a reasonable manner.

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

Post-Marketing Regulation

Vyleesi and any other drug products manufactured or distributed by us pursuant to FDA approvals, as well as the materials and components used in our products, are subject to pervasive and continuing regulation by the FDA, including:

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

If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA holder and patent owner once the ANDA has been accepted for filing by the FDA. The patent owner or NDA holder may then commence a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months (the “30-month stay”), expiration of the patent, settlement of the lawsuit in which the patent owner admits that the patent is invalid or not infringed by the ANDA product, or a decision in the infringement case that holds the patent to be invalid or not infringed, or an order by the court shortening the 30-month stay due to actions by the patent holder to delay the litigation. In most circumstances, the NDA holder is only eligible for one 30-month stay against an ANDA.

If a patent infringement action is filed against an ANDA applicant, any settlement of the litigation must be submitted to the Federal Trade Commission (“FTC”). If the FTC believes the terms or effects of the settlement are anticompetitive, the FTC may bring an antitrust enforcement action against the parties. Private parties may also bring antitrust lawsuits against drug companies based on such patent litigation settlements.

The ANDA also will not be approved until any applicable non-patent regulatory exclusivity listed in the Orange Book for the referenced product has expired.

Regulatory Exclusivity. Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity during which the FDA cannot receive for review any ANDA seeking approval of a generic version of that drug. An ANDA containing a Paragraph IV Certification may be received by the FDA 4 years after the NCE drug’s approval, but any 30-month stay that ensues would be extended so that it expires seven and one half years after the NCE approval date, subject to early termination by reason of a court decision or settlement as described above.

Certain changes to an NDA drug, such as the addition of a new indication to the package insert, for which new clinical trials, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the change, can be eligible for a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA that contains a section (viii) statement to a method of use patent may be approved with labeling that omits the patented use before the use patent expires. Generic drugs approved with such a labeling carve out may be substituted by pharmacists for the original branded drug before the method of use patent expires.

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

Payers frequently employ a tiered system in reimbursing end users for pharmaceutical products, with tier designation affecting copay or deductible amounts. Vyleesi is classified as a Tier 3 drug by at least two insurers, and will likely be classified as a Tier 3 drug by additional insurers. Thus reimbursement will be limited for Vyleesi for treatment of premenopausal women with HSDD. Flibanserin, sold under the trade name Addyi, is similarly classified as a Tier 3 drug. Less than full reimbursement by governmental and other third-party payers may adversely affect the market acceptance of Vyleesi. Further, healthcare reimbursement systems vary from country to country, and third-party reimbursement might not be made available for Vyleesi for HSDD under other reimbursement systems.

Manufacturing and Marketing

To be successful, our proposed products will need to be manufactured in commercial quantities under GMP prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMP. We intend to rely on collaborators, licensees or contract manufacturers for the commercial manufacture of our proposed products.

Vyleesi is manufactured using contract manufacturing companies. Pursuant to the termination of the license agreement with AMAG, we have assumed contracts relating to manufacturing, and intend to manufacture Vyleesi for sales in the United States and to our licensees throughout the world.

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

Product Liability and Insurance

Our business may be affected by potential product liability risks that are inherent in the testing, manufacturing, marketing and use of our proposed products. We have liability insurance providing $10 million coverage in the aggregate as to certain product liability and commercialization risks and certain clinical trial risks.

Employees

As of September 24, 2020, we employed 20 people full time, of whom 14 are engaged in research and development activities and five are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Financing

We have a history of substantial net losses, including a net loss of $22.4 million for the year ended June 30, 2020, and while we had net income for the years ended June 30, 2019 and 2018, we expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2020, we had an accumulated deficit of $318.2 million. We had a net loss of $22.4 million for the year ended June 30, 2020, compared to $35.8 million of net income for the year ended June 30, 2019, and $24.7 million of net income for the year ended June 30, 2018. We may not sustain profitability in future years, depending on numerous factors, including profitability of Vyleesi, whether and when development and sales milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r, MCr and natriuretic peptide receptor products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Until we commenced selling Vyleesi in July 2020 upon termination of our license agreement with AMAG, since 2005 we have not had any products available for commercial sale and have not received any revenues from the sale of our product candidates. Because of termination of the license agreement with AMAG relating to Vyleesi, we cannot accurately forecast sales of Vyleesi. However, we anticipate a net loss from Vyleesi sales for at least the year ending June 30, 2021. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, and to date the only approved product is Vyleesi in the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates and secondarily on our natriuretic peptide product candidates. As of June 30, 2020, we had cash and cash equivalents of $82.9 million, with current liabilities of $3.9 million. We believe we have sufficient existing capital resources to fund our planned operations through at least September 2021. We will need additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We cannot predict product sales for Vyleesi for HSDD in the United States, so we may not have significant recurring revenue and may need to depend on financing or partnering to sustain our operations. We may raise additional funds through public or private equity or debt financings, collaborative arrangements on our product candidates, or other sources. However, such financing arrangements may not be available on acceptable terms, or at all. To obtain additional funding, we may need to enter into arrangements that require us to develop only certain of our product candidates or relinquish rights to certain technologies, product candidates and/or potential markets.

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

Our future capital requirements depend on many factors, including:

 ●
our ability to develop and maintain manufacturing, marketing and distribution capability for sales of Vyleesi in the United States, including our ability to enter into agreements with one or more third parties to conduct activities relating to the commercialization of Vyleesi;

 ●
our ability to enter into one or more licensing or similar agreements for Vyleesi outside of Korea and China;

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

While we have completed Phase 3 clinical trials on Vyleesi for HSDD in premenopausal women, filed an NDA on Vyleesi for HSDD with the FDA, and received approval on Vyleesi from the FDA, we have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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

To date, we have invested most of our efforts and financial resources in the research and development of Vyleesi for HSDD, which was approved by the FDA in June 2019. Since July 24, 2020, the effective date of the termination of our license agreement with AMAG for Vyleesi, we have been responsible for manufacturing, marketing and distribution of Vyleesi in the United States. We licensed all rights to commercialize Vyleesi in China to Fosun and in Korea to Kwangdong. We have not yet received regulatory approval to commercialize Vyleesi in China or Korea, and regulatory approval in these countries cannot be assured.

Our near-term prospects, including our ability to finance our company and generate revenue, will depend heavily on the successful commercialization of Vyleesi for HSDD, as well as any future product candidates. The clinical and commercial success of Vyleesi and our product candidates will depend on a number of factors, including the following:

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

●
whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of Vyleesi and future product candidates;

●
our ability to successful manufacture Vyleesi for worldwide markets;

●
our success and the success of our licensees in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD;

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

●
our ability to successfully commercialize Vyleesi for HSDD in the United States;

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

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure you that we will be able to generate sufficient revenue through direct sales of Vyleesi for HSDD in the United States and the license agreements with Fosun and Kwangdong, or through the sale of any future product candidate, to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

Production and supply of Vyleesi depend on contract manufacturers over whom we do not have any control, and there may not be adequate supplies of Vyleesi.

We do not have the facilities to manufacture the Vyleesi active drug ingredient or the autoinjector pen component of the Vyleesi combination product, or to fill, assemble and package the Vyleesi combination product. We have contracts with third parties to make the Vyleesi combination product. The contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of approved products and their manufacturing facilities will be subject to ongoing review and periodic inspections by the FDA and other authorities where applicable, and must comply with regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device quality system regulations, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay or negatively impact our ability to market Vyleesi. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process. If we are not able to obtain adequate supplies of Vyleesi, it will be difficult for us to market and commercialize Vyleesi and compete effectively.

The effect of COVID-19 and other possible pandemics and outbreaks could result in material adverse effects on our clinical trials, business, financial condition and results of operations.

We have active and planned clinical trial sites in the United States and planned clinical trial sites in Europe, and our licensees have planned clinical trial sites in Asia-Pacific countries. As the COVID-19 pandemic continues to spread around the globe, we will likely experience disruptions that could severely impact our planned clinical trials, including potential Phase 3 clinical trials with PL9643 in the United States for dry eye disease, a planned Phase 2 clinical trial with PL8177 for ulcerative colitis, a planned Phase 2 clinical trial with PL3994, an NPR-A agonist, in heart failure patients in collaboration with two major academic medical centers, and clinical trials planned to be conducted in the People’s Republic of China and the Republic of Korea by our licensees for Vyleesi, Fosun and Kwangdong.

It is possible that the COVID-19 pandemic may delay enrollment in our clinical trials due to prioritization of medical and hospital resources toward the outbreak, and some patients may be unwilling to enroll in our trials or be unable to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services, which would delay our ability to conduct clinical trials or release clinical trial results.

The spread of COVID-19 may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, medical centers and hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

The COVID-19 pandemic and measures to prevent the spread of COVID-19 subject us to various risks and uncertainties that could materially adversely affect our clinical trials, business, financial condition and results of operation, including the following:

●
our ability to recruit subjects for clinical trials and studies for our product candidates and to timely complete clinical trials and other studies;

●
our ability to successfully market Vyleesi, given significant limitations in person-to-person marketing and contacts, including limitations in educating physicians and other health care professionals about the benefits, administration and use of Vyleesi for HSDD;

●
adverse impacts on our ability to manufacture and distribute Vyleesi, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of facilities of our suppliers and contract manufacturers in the Vyleesi manufacturing chain;

●
adverse impacts of COVID-19 on our ability to successful manufacture product candidates for clinical trials and to successfully manufacture Vyleesi for the United States market and clinical trials elsewhere in the world;

●
adverse impacts on our operations resulting from remote working arrangements;

●
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people;

●
the inability of global suppliers of raw materials or components used in the manufacture of our products, or contract manufacturers of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;

●
the illiquidity or insolvency of our suppliers, vendors and customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow and our liquidity;

●
delays in our ability, and the ability of our development partners, to conduct, enroll and complete clinical development programs;

●
the instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our investors, suppliers, customers or other business partners;

●
changes in customer behavior and preferences for Vyleesi, as customers may experience financial difficulties or may delay or reduce their spending in light of COVID-19; and

●
a recurrence of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

Most of our employees have transitioned to remote working arrangements, and we have not determined how long these arrangements will last. While remote working has not had a significant adverse impact on our financial results or our operations to date, there can be no assurance that these arrangements will not ultimately result in lower work efficiency and productivity, which in turn may adversely affect our business. Certain employees, such as laboratory personnel, cannot work remotely, and COVID-19 may adversely affect our ability to conduct research and preclinical studies, and undertake other activities related to development of potential products. In addition, COVID-19 has resulted in industry events and business travel being suspended, cancelled or significantly curtailed, which may negatively impact our ability to identify and form relationships with potential development and marketing partners.

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition and results of operations, including our ability to obtain additional funding, if needed.

Our product candidates other than Vyleesi, including PL9643 for dry eye disease and PL8177 for the treatment of COVID-19, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

Our product candidates, including PL9643 for dry eye disease and PL8177 for the treatment of COVID-19, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

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

In light of the COVID-19 pandemic, it is possible that one or more government entities may take actions that directly or indirectly have the effect of abrogating some of our rights or opportunities. If we were to develop a treatment for COVID-19, the economic value of such a therapeutic treatment to us could be limited.

Various government entities, including the U.S. government, are offering incentives, grants and contracts to encourage additional investment by commercial organizations into preventative and therapeutic agents against coronavirus, which may have the effect of increasing the number of competitors and/or providing advantages to known competitors. Accordingly, there can be no assurance that we will be able to successfully establish a competitive market share for our COVID-19 therapeutic treatment, if any.

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

There is one other FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi®, and started marketing in October 2015. Because flibanserin was not consistently marketed since October 2015, and ownership of the product has changed, the actual market size and market dynamics for HSDD are unknown. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use drugs, we may not be able to realize this perceived advantage in the market. Vyleesi is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, Vyleesi as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of Vyleesi from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for flibanserin and erectile dysfunction (“ED”) drugs, and that the ultimate user may pay a substantial part of the cost of Vyleesi for HSDD. If the market opportunity for Vyleesi is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from Vyleesi. If Vyleesi for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition and results of operations will be materially adversely affected.

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

If side effects emerge that can be linked to Vyleesi or any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

If we identify side effects or other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, or if the incidence of side effects increase or other problems are observed with Vyleesi, a number of potentially significant negative consequences could result, including:

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

Flibanserin, a daily-use oral drug sold under the trade name Addyi®, has been approved by the FDA for HSDD in premenopausal women. There are other products reported as being developed for HSDD and other FSD indications, including oral combination drugs, some of which incorporate testosterone, antidepressants or PDE-5 inhibitors. There is competition to develop drugs for treatment of HSDD and FSD in both premenopausal and postmenopausal patients. Our Vyleesi drug product is administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous Vyleesi noncompetitive.

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

If we are unable to establish sales and marketing capabilities within our organization or enter into and maintain agreements with third parties to market and sell Vyleesi and our product candidates, we may be unable to generate product revenue.

We do not currently have any experience in sales, marketing and distribution of pharmaceutical products. We are currently working to establish sales and marketing capabilities for Vyleesi in the United States, including through establishing agreements with third parties to market and sell Vyleesi. We may not be able to enter into suitable agreements on acceptable terms, if at all, with third parties to market and sell Vyleesi. Engaging a third party to perform these services could impede sales of Vyleesi. If we are unable to establish adequate sales, marketing and distribution capabilities for Vyleesi, whether independently or with third parties, we may not be able to generate sufficient product revenue to support Vyleesi-associated costs and expenses, and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, we will be dependent on the performance of third parties over whom we have limited control.

If any of our products candidates are approved by the FDA or other regulatory authorities, we must enter into agreements with third parties to market these product candidates or develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all. Engaging a third party to perform these services could delay the commercialization of any of our product candidates, if approved for commercial sale. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we could market and sell any products that we develop ourselves.

We need to hire additional employees in order to commercialize Vyleesi and our product candidates in the future. Any inability to manage future growth could harm our ability to commercialize Vyleesi and ultimately our product candidates, increase our costs and adversely impact our ability to compete effectively.

In order to commercialize Vyleesi and ultimately our product candidates, we will need to hire experienced sales and marketing personnel to sell and market those product candidates we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field.

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

There is significant uncertainty concerning the extent and scope of third-party reimbursement for products treating HSDD and other forms of FSD. We believe that Vyleesi for HSDD will be classified as a Tier 3 drug, as was flibanserin, so that reimbursement will be limited for Vyleesi for treatment of premenopausal women with HSDD. Third-party payers are increasingly challenging the prices charged for diagnostic and therapeutic products and related services. Reimbursement from governmental payers is subject to statutory and regulatory changes, retroactive rate adjustments, administrative rulings and other policy changes, all of which could materially decrease the range of products for which we are reimbursed or the rates of reimbursement by government payers. In addition, recent legislation reforming the healthcare system may result in lower prices or the actual inability of prospective customers to purchase our products. The cost containment measures that healthcare payers and providers are instituting and the effect of any healthcare reform could materially and adversely affect our ability to operate profitably. Furthermore, even if reimbursement is available, it may not be available at the volume and price levels sufficient for us to realize a positive return on our investment, which would have a material adverse effect on our business, financial condition and results of operations.

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

The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry $10 million liability insurance in the aggregate as to certain product liability and commercialization risks and certain clinical trial risks. We, or any corporate collaborators, may not in the future be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

●
HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

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

Existing coverage for Vyleesi for the treatment of HSDD is classified as a Tier 3 drug by third-party payers, so that demand for Vyleesi will be tied to discretionary spending levels of our targeted patient population and particularly affected by unfavorable economic conditions.

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

Some of our products or product candidates may be used in combination with a drug delivery device, such as an injector or other delivery system. Vyleesi is considered a drug-device combination product because of its injection delivery device. Medical products containing a combination of new drugs, biological products or medical devices are regulated as “combination products” in the United States. A combination product generally is defined as a product comprised of components from two or more regulatory categories (e.g., drug/device, device/biologic, drug/biologic). Each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a new drug, biologic or device. In order to facilitate pre-market review of combination products, the FDA designates one of its centers to have primary jurisdiction for the pre-market review and regulation of the overall product based upon a determination by the FDA of the primary mode of action of the combination product. The determination whether a product is a combination product or two separate products is made by the FDA on a case-by-case basis. Our product candidates intended for use with such devices, or expanded indications that we may seek for our products used with such devices, may not be approved or may be substantially delayed in receiving approval if the devices do not gain and/or maintain their own regulatory approvals or clearances. Where approval of the drug product and device is sought under a single application, the increased complexity of the review process may delay approval. In addition, because these drug delivery devices are provided by single source unaffiliated third-party companies, we are dependent on the sustained cooperation and effort of those third-party companies both to supply the devices, maintain their own regulatory compliance, and, in some cases, to conduct the studies required for approval or other regulatory clearance of the devices. We are also dependent on those third-party companies continuing to maintain such approvals or clearances once they have been received. Failure of third-party companies to supply the devices, to successfully complete studies on the devices in a timely manner, or to obtain or maintain required approvals or clearances of the devices, and maintain compliance with all regulatory requirements, could result in increased development costs, delays in or failure to obtain regulatory approval and delays in product candidates reaching the market or in gaining approval or clearance for expanded labels for new indications.

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

The FDA has required that two postmarketing studies and a clinical trial be conducted on Vyleesi.

In its approval of Vyleesi, under the FFDCA the FDA imposed certain postmarketing requirements, consisting of two studies, one a prospective, registry-base, observational cohort study that compares obstetrical, maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and the other a retrospective cohort study using electronic claims data that compares maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and one clinical trial in lactating women who have received Vyleesi to assess potential adverse effects in the breastfed infant and measure bremelanotide concentrations in breast milk using a validated assay. We are evaluating requirements, timelines and costs for these studies and the clinical trial. We do not know the outcomes of the studies or the clinical trials, and do not know whether the outcomes would adversely affect approvals of Vyleesi.

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

For the 12-month period ended June 30, 2020, the price of our stock has been volatile, ranging from a high of $1.21 per share to a low of $0.36 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of Sarbanes-Oxley. Section 404 requires management to establish and maintain a system of internal control over financial reporting, and annual reports on Form 10-K filed under the Exchange Act must contain a report on the effectiveness of our internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. A lack of research coverage may adversely affect the liquidity of and market price of our common stock. We do not have any control of the equity research analysts or the content and opinions included in their reports. The price of our stock could decline if one or more equity research analysts downgrade our stock or issue other unfavorable commentary or research. If one or more equity research analysts ceases coverage of us, or fails to publish reports on us regularly, demand for our stock could decrease, which in turn could cause our stock price or trading volume to decline.

Holders of our preferred stock may have interests different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 24, 2020. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 24, 2020, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings, and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on the smaller reporting company exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As of September 24, 2020, there were 44,970,962 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 24, 2020, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●
66,059 shares issuable on the conversion of our immediately convertible Series A Convertible Preferred Stock, subject to adjustment, for no further consideration;

●
20,042,950 shares issuable upon the exercise of stock options at a weighted-average exercise price of $0.79 per share;

●
5,778,105 shares issuable under restricted stock units which vest on dates between December 12, 2020 and June 16, 2024, subject to the fulfillment of service or performance conditions;

●
6,444,353 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery; and

●
12,639,495 shares issuable upon the exercise of warrants at a weighted-average exercise price of $0.74 per share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2025. We also lease approximately 1,700 square feet of laboratory space in the Township of South Brunswick, NJ, and have signed an amendment to expand the lease to approximately 3,600 square feet of laboratory space in the fourth quarter of calendar year 2020 and extend the lease until October 2023. We believe our present facilities are adequate for our current needs. We do not own any real property.

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

On September 23, 2020 we had approximately 106 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $0.49 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $111,043,160.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. The following 6,696 shares were withheld during the quarter ended June 30, 2020 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
April 1, 2020 through April 30, 2020	6,696	$0.44	-	-
May 1, 2020 through May 31, 2020	-	-	-	-
June 1, 2020 through June 30, 2020	-	-	-	-
Total	6,696	$0.44	-	-

 (1) Consists solely of 6,696 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 23, 2020, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Revenue Recognition for Periods Prior to July 1, 2018

We have generated revenue solely through license and collaboration agreements. Prior to July 1, 2018, we recognized revenue in accordance with FASB Accounting Standards Codification (“ASC”) Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addressed the determination of whether an arrangement involving multiple deliverables contained more than one unit of accounting. A delivered item within an arrangement was considered a separate unit of accounting only if both of the following criteria were met:

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

Under the license agreement with Fosun for exclusive rights to commercialize Vyleesi in the China (the “Fosun License Agreement”), as discussed in Note 5 of the accompanying consolidated financial statements, we received consideration in the form of an upfront license fee payment and determined that it was appropriate to recognize such consideration as revenue in the first quarter of the fiscal year ended June 30, 2018 (“fiscal 2018”), which was the quarter in which the license was granted, since the license had stand-alone value and the upfront payment we received was non-refundable.

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

Results of Operations

Year Ended June 30, 2020 Compared to the Year Ended June 30, 2019:

Revenue – For the fiscal year ended June 30, 2020 (“fiscal 2020”), we recognized $117,989 in revenue pursuant to our license agreement with AMAG compared to $60,300,476 in revenue for the fiscal year ended June 30, 2019 (“fiscal 2019”).

On January 8, 2017, we entered into the AMAG License Agreement which provided for $60,000,000 as a one-time initial payment. Pursuant to the terms of and subject to the conditions in the AMAG License Agreement, AMAG reimbursed us $25,000,000, less certain expenses directly paid by AMAG for direct out-of-pocket expenses we incurred following the effective date of the AMAG License Agreement in connection with development and regulatory activities necessary to file an NDA for Vyleesi for HSDD in the United States, less certain other expenses directly paid or to be paid by AMAG. We recognized $117,989 and $300,476 for fiscal 2020 and fiscal 2019, respectively, as license and contract revenue which included additional billings for AMAG-related Vyleesi costs.

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

Due to the early commercial stage of Vyleesi and the sales and marketing strategy of AMAG, including no charge for the first Vyleesi prescription, AMAG has not generated positive net sales through June 30, 2020, which resulted in no royalties to Palatin during this period. On January 9, 2020, AMAG announced plans to divest Vyleesi.

On July 27, 2020, Palatin and AMAG announced that they had mutually terminated the license agreement for Vyleesi effective July 24, 2020. Under the terms of the termination agreement, the Company regained all North American development and commercialization rights for Vyleesi. AMAG made a $12.0 million payment to the Company at closing and will make a $4.3 million payment to the Company on March 31, 2021. The Company assumed all Vyleesi manufacturing agreements, and AMAG will transfer information, data, and assets related exclusively to Vyleesi, including, but not limited to, existing inventory. AMAG is providing certain transitional services to the Company for a period of time to ensure continued patient access to Vyleesi during the transition back to the Company. The Company will reimburse AMAG for the costs of the transition services.

Research and Development – Total research and development expenses, including general research and development spending, were $13,959,379 for fiscal 2020 compared to $14,857,059 for fiscal 2019. The decrease is a result of lower compensation cost in fiscal 2020 along with lower spending on our Vyleesi program offset by an increase in spending on our other melanocortin receptor programs.

Research and development expenses related to our Vyleesi, PL3994, PL8177, MC1r, MC4r and other preclinical projects were $10,187,786 and $10,129,640 in fiscal 2020 and fiscal 2019, respectively. The increase in spending for fiscal 2020 as compared to fiscal 2019 is a result of increased spending primarily on our melanocortin receptor programs offset by a decrease in spending on our Vyleesi program. The amount of such spending and the nature of future development activities are dependent on a number of factors, including primarily the availability of funds to support future development activities, success of our clinical trials and preclinical and discovery programs, and our ability to progress compounds in addition to Vyleesi, PL8177 and PL3994 into human clinical trials.

The amounts of project spending above exclude general research and development spending, which was $3,771,611 and $4,727,455 in fiscal 2020 and fiscal 2019, respectively. The decrease in general research and development spending is primarily attributable to lower compensation cost in fiscal 2020.

Cumulative spending from inception to June 30, 2020 was approximately $311,400,000 on our Vyleesi program and approximately $154,700,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists, NPR programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $9,765,372 for fiscal 2020 compared to $9,699,061 for fiscal 2019. The increase in general and administrative expenses is primarily attributable the final payment made in connection with the Greenhill agreement and professional fees related to the Vyleesi divestiture offset by a decrease in compensation costs.

Other Income (Expense) – Total other income (expense), net was $1,180,757 and $28,707 for fiscal 2020 and fiscal 2019, respectively. For fiscal 2020, we recognized $1,200,898 of investment income offset by $20,141 of interest expense. For fiscal 2019, we recognized $446,268 of investment income offset by $417,561 of interest expense primarily related to our venture debt. The increase in investment income is a result of Company’s increased cash position. The decrease in interest expense relates to our paying down of the venture debt.

Income Taxes – For fiscal 2020 and fiscal 2019, the Company recorded no income tax benefit or expense as a result of the generation of and utilization of net operating losses that were subject to a full valuation allowance.

Year Ended June 30, 2019 Compared to the Year Ended June 30, 2018:

Revenue – For fiscal 2019, we recognized $60,300,476 in revenue pursuant to our license agreement with AMAG compared to $67,134,758 in revenue for fiscal 2018 pursuant to our license agreements with AMAG and Fosun.

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

Research and Development – Total research and development expenses, including general research and development spending, were $14,857,095 for fiscal 2019 compared to $32,566,217 for fiscal 2018. Fiscal 2019 costs primarily relate to our MC4r and other preclinical programs along with an additional Phase 1 study for Vyleesi. Fiscal 2018 costs primarily relate to our Vyleesi Phase 3 clinical trial program and ancillary studies necessary to file an NDA for Vyleesi for HSDD.

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

Other Income (Expense) – Total other income, net was $28,707 for fiscal 2019 and total other expenses, net was $1,141,351 for fiscal 2018. For fiscal 2019, we recognized $446,268 of investment income offset by $417,561 of interest expense primarily related to our venture debt. For fiscal 2018, we recognized $1,452,014 of interest expense primarily related to our venture debt, offset by $310,663 of investment income. The decrease in interest expense relates to our paying down of the venture debt.

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

In addition, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021 and beyond.

During fiscal 2020, net cash provided by operating activities was $41,326,415 compared to net cash used in operating activities of $21,782,841 in fiscal 2019 and net cash provided by operating activities of $1,703,103 in fiscal 2018. The difference in cash provided by operations in fiscal 2020 compared with cash used in operations in fiscal 2019 and compared with cash provided by operating activities in fiscal 2018 was primarily related to the timing of the receipt of payments related to revenue recorded for the AMAG License Agreement, including for the FDA’s approval of Vyleesi.

During fiscal 2020, net cash used in investing activities consisted of $62,880 compared to $36,139 during fiscal 2019, which consisted of the acquisition of equipment. During fiscal 2018, net cash provided by investing activities was $227,549, which consisted of $250,000 of proceeds from maturity of investments offset by $22,451 used for the acquisition of equipment.

During fiscal 2020 net cash used in financing activities was $1,921,687 which consisted of payment on notes payable obligations of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $122,868 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program. During fiscal 2019, net cash provided by financing activities was $27,329,231 which consisted of proceeds from the sale of common stock of $33,136,060 and proceeds from the exercise of common stock warrants of $808,934 offset by payment of withholding taxes related to restricted stock units and stock options of $115,763 and payment of debt obligations of $6,500,000. During fiscal 2018, net cash used in financing activities was $4,130,805, which consisted of payments of capital lease obligations of $14,324, payment of withholding taxes related to restricted stock units of $45,165, and payment of debt obligations of $8,000,000, offset by proceeds from the exercise of stock options, and common stock warrants of $2,670,910 and sale of common stock of $1,257,774.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2020, our cash and cash equivalents were $82,852,270 with current liabilities of $3,927,553.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our cash and cash equivalents as of June 30, 2020 will be sufficient to fund our current operating plans through at least September 2021. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

We had a net loss for fiscal 2020 of $22,426,023. We may not attain profitability in future years, which is dependent on numerous factors, including whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vyleesi in the United States and continue to develop our MC1r and natriuretic peptide product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of June 30, 2020:

	Payments due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years

Operating leases	$1,434,330	$355,164	$556,818	$522,348	$-

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended June 30, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2020, in conformity with U.S. generally accepted accounting principles.

Changes in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of July 1, 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.

Also as discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of July 1, 2019 due to the adoption of ASU No. 2016-02, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania

September 25, 2020

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$82,852,270	$43,510,422
Accounts receivable	-	60,265,970
Prepaid expenses and other current assets	738,216	637,289
Total current assets	83,590,486	104,413,681

Property and equipment, net	140,216	141,539
Right-of-use assets	1,266,132	-
Other assets	56,916	179,916
Total assets	$85,053,750	$104,735,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$715,672	$504,787
Accrued expenses	2,899,097	2,848,692
Notes payable, net of discount	-	332,896
Short-term operating lease liabilities	312,784	-
Other current liabilities	-	499,517
Total current liabilities	3,927,553	4,185,892

Long-term operating lease liabilities	953,348	-
Total liabilities	4,880,901	4,185,892

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of June 30, 2020 and June 30, 2019	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 229,258,400 shares as of June 30, 2020 and 226,815,363 shares as of June 30, 2019	2,292,584	2,268,154
Additional paid-in capital	396,079,127	394,053,929
Accumulated deficit	(318,198,902)	(295,772,879)
Total stockholders’ equity	80,172,849	100,549,244
Total liabilities and stockholders’ equity	$85,053,750	$104,735,136

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2020	2019	2018

REVENUES
License and contract	$117,989	$60,300,476	$67,134,758

OPERATING EXPENSES
Research and development	13,959,397	14,857,095	32,566,217
General and administrative	9,765,372	9,699,061	8,641,976
Total operating expenses	23,724,769	24,556,156	41,208,193

(Loss) income from operations	(23,606,780)	35,744,320	25,926,565

OTHER INCOME (EXPENSE)
Investment income	1,200,898	446,268	310,663
Interest expense	(20,141)	(417,561)	(1,452,014)
Total other income (expense), net	1,180,757	28,707	(1,141,351)

(Loss) income before income taxes	(22,426,023)	35,773,027	24,785,214
Income tax expense	-	-	(82,500)
NET LOSS (INCOME)	$(22,426,023)	$35,773,027	$24,702,714

Basic net (loss) income per common share	$(0.10)	$0.17	$0.12

Diluted net (loss) income per common share	$(0.10)	$0.16	$0.12

Weighted average number of common shares outstanding used in computing basic net (loss) income per common share	234,684,776	207,670,607	198,101,060

Weighted average number of common shares outstanding used in computing diluted net (loss) income per common share	234,684,776	217,133,374	207,007,558

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended June 30,
	2020	2019	2018

Net (loss) income	$(22,426,023)	$35,773,027	$24,702,714

Other comprehensive income:
Unrealized gain on available-for-sale investments	-	-	590

Total comprehensive (loss) income	$(22,426,023)	$35,773,027	$24,703,304

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity (Deficiency)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive (Loss)	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Total
Balance, June 30, 2017	4,030	$40	160,515,361	$1,605,153	$349,974,538	$(590)	$(356,743,785)	$(5,164,644)
Cumulative effect of accounting change	-	-	-	-	4,835	-	(4,835)	-
Stock-based compensation	-	-	795,041	7,951	3,510,400	-	-	3,518,351
Sale of common stock , net of costs	-	-	1,283,754	12,838	1,244,936	-	-	1,257,774
Withholding taxes related to restricted stock units	-	-	(27,465)	(275)	(20,511)	-	-	(20,786)
Warrant exercises	-	-	37,778,614	377,786	2,133,243	-	-	2,511,029
Option exercises	-	-	208,900	2,089	157,792	-	-	159,881
Unrealized gains on investments	-	-	-	-	-	590	-	590
Net income	-	-	-	-	-	-	24,702,714	24,702,714
Balance, June 30, 2018	4,030	40	200,554,205	2,005,542	357,005,233	-	(332,045,906)	26,964,909
Cumulative effect of accounting change	-	-	-	-	-	-	500,000	500,000
Stock-based compensation	-	-	327,692	3,277	3,478,800	-	-	3,482,077
Sale of common stock , net of costs	-	-	24,785,814	247,858	32,888,202	-	-	33,136,060
Withholding taxes related to restricted stock units	-	-	(67,038)	(670)	(65,322)	-	-	(65,992)
Withholding taxes related to stock options	-	-	(37,994)	(380)	(49,391)	-	-	(49,771)
Warrant exercises	-	-	1,115,333	11,153	797,781	-	-	808,934
Option exercises	-	-	137,351	1,374	(1,374)	-	-	-
Net income	-	-	-	-	-	-	35,773,027	35,773,027
Balance, June 30, 2019	4,030	40	226,815,363	2,268,154	394,053,929	-	(295,772,879)	100,549,244
Stock-based compensation	-	-	614,117	6,141	3,132,323	-	-	3,138,464
Sale of common stock , net of costs	-	-	1,895,934	18,959	1,562,539	-	-	1,581,498
Withholding taxes related to restricted stock units	-	-	(93,875)	(939)	(121,929)	-	-	(122,868)
Warrant repurchases	-	-	-	-	(2,547,466)	-	-	(2,547,466)
Warrant Exercises	-	-	26,861	269	(269)	-	-	-
Net loss	-	-	-	-	-	-	(22,426,023)	(22,426,023)
Balance June 30, 2020	4,030	$40	229,258,400	$2,292,584	$396,079,127	$-	$(318,198,902)	$80,172,849

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) Income	$(22,426,023)	$35,773,027	$24,702,714
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	64,203	58,635	56,569
Non-cash interest expense	438	51,234	175,493
Decrease in right-of-use asset	298,558	-	-
Stock-based compensation	3,138,464	3,482,077	3,518,351
Deferred income tax benefit	-	-	(500,000)
Changes in operating assets and liabilities:
Accounts receivable	60,265,970	(60,265,970)	15,116,822
Prepaid expenses and other assets	22,073	35,399	715,533
Accounts payable	210,885	(1,718,906)	672,326
Accrued expenses	50,405	745,671	(8,393,698)
Deferred revenue	-	-	(34,550,572)
Operating lease liabilities	(298,558)	-	-
Other liabilities	-	55,992	189,565
Net cash provided by (used in) operating activities	41,326,415	(21,782,841)	1,703,103

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from matured investments	-	-	250,000
Purchases of property and equipment	(62,880)	(36,139)	(22,451)
Net cash (used in) provided by investing activities	(62,880)	(36,139)	227,549

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on capital lease obligations	-	-	(14,324)
Payment of withholding taxes related to restricted
stock units	(122,868)	(115,763)	(45,165)
Payment on notes payable obligations	(832,851)	(6,500,000)	(8,000,000)
Proceeds from the exercise of stock options	-	-	159,881
Proceeds from exercise of common stock warrants	-	808,934	2,511,029
Warrant repurchases	(2,547,466)	-	-
Proceeds from the sale of common stock,
net of costs	1,581,498	33,136,060	1,257,774
Net cash (used in) provided by financing activities	(1,921,687)	27,329,231	(4,130,805)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,341,848	5,510,251	(2,200,153)

CASH AND CASH EQUIVALENTS, beginning of year	43,510,422	38,000,171	40,200,324

CASH AND CASH EQUIVALENTS, end of year	$82,852,270	$43,510,422	$38,000,171

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$19,222	$354,456	$1,084,158
Cash paid for income taxes	-	-	500,000

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

The Company’s lead product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in North America by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). As disclosed in Note 4, AMAG announced its plan in January 2020 to divest Vyleesi and another product. As disclosed in Note 17, subsequent to fiscal year end AMAG and the Company entered into an agreement to terminate the AMAG License Agreement.

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

Business Risks and Liquidity – Since inception, the Company has incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2020 of $318,198,902 and a net loss for the year ended June 30, 2020 of $22,426,023, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2020, the Company’s cash and cash equivalents were $82,852,270 and current liabilities were $3,927,553. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Management believes that the Company's cash and cash equivalents as of June 30, 2020 will be sufficient to fund our current operating plans through at least September 2021. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

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

The Company receives a royalty on sales of Vyleesi by our licensees. We have licensed third parties to sell Vyleesi in China and Korea. The COVID-19 coronavirus could adversely impact the time required to obtain regulatory approvals to sell Vyleesi in China and Korea, which would delay when the Company receives royalty income from sales in those countries.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business and it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during fiscal 2021 and beyond.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash and cash equivalents. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the year ended June 30, 2020, the Company reported $117,989 in revenue, solely related to the AMAG License Agreement (Note 4). For the years ended June 30, 2019 and 2018, the Company reported $60,300,476, and $62,134,758, respectively, in license and contract revenue related to the AMAG License Agreement. In addition, for the year ended June 30, 2018, the Company reported $5,000,000 in license revenue related to a license agreement with Fosun.

(2)
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $82,406,697 and $43,381,556 in a money market account at June 30, 2020 and 2019, respectively.

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

On July 1, 2018, the Company adopted ASC Topic 606 using the modified retrospective approach, a practical expedient permitted under ASC Topic 606, and applied this approach only to contracts that were not completed as of July 1, 2018. The Company calculated a one-time cumulative transition adjustment of $500,000 which was recorded on July 1, 2018 to the opening balance of accumulated deficit related to the license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) to market Vyleesi in the Republic of Korea (the “Kwangdong License Agreement”), as the Company determined a significant revenue reversal would not occur in a future period. The one-time adjustment consisted of the recognition of $500,000 of deferred revenue.

Revenue Recognition for Periods Prior to July 1, 2018

The Company has generated revenue solely through license and collaboration agreements. Prior to July 1, 2018, the Company recognized revenue in accordance with FASB Accounting Standards Codifications (“ASC”) Topic 605-25, Revenue Recognition for Arrangements with Multiple Elements, which addressed the determination of whether an arrangement involving multiple deliverables contained more than one unit of accounting. A delivered item within an arrangement was considered a separate unit of accounting only if both of the following criteria were met:

●
the delivered item had value to the customer on a stand-alone basis; and
●
if the arrangement included a general right of return relative to the delivered item, delivery or performance of the undelivered item was considered probable and substantially in control of the vendor.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Under FASB ASC Topic 605-25, if both of the criteria above were not met, then separate accounting for the individual deliverables was not appropriate.

The Company determined that it was appropriate to recognize such revenue using the input-based proportional method during the period of the Company’s development obligations as defined in the AMAG License Agreement. Refer to Note 4 for additional information.

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

On March 27, 2020, the President of the United States signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which provides emergency economic assistance for American workers, families and businesses affected by the COVID-19 pandemic. The economic relief package includes government loan enhancement programs and various tax provisions to help improve liquidity for American businesses. Based on management’s evaluation of the CARES Act tax provisions, there is no material impact to the Company for the year ended June 30, 2020. Management will continue monitor any effects that may arise from the CAREs Act.

Net (Loss) Income per Common Share - Basic and diluted (loss) income per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share, which includes guidance pertaining to the warrants issued in connection with the Company’s July 3, 2012, December 23, 2014, and July 2, 2015 private placement offerings and the August 4, 2016 underwritten offering, that were exercisable for nominal consideration and, therefore, to the extent not yet exercised were considered in the computation of basic and diluted net (loss) income per common share. As of November 21, 2017, all warrants exercisable for nominal value had been converted into common stock.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the years ended June 30, 2020, 2019 and 2018:

	Year Ended June 30,
	2020	2019	2018

Net (loss) income	$(22,426,023)	$35,773,027	$24,702,714

Denominator:
Weighted average common shares - Basic	234,684,776	207,670,607	198,101,060

Effect of dilutive shares:
Common stock equivalents arising from stock options,
warrants and conversion of preferred stock	-	7,142,309	6,752,604
Restriced stock units	-	2,320,458	2,153,874
Weighted average common shares - Diluted	234,684,776	217,133,374	207,007,538

Net (loss) income per common share:
Basic	$(0.10)	$0.17	$0.12
Diluted	$(0.10)	$0.16	$0.12

For the year ended June 30, 2020, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2020 was 40,890,091.

As of June 30, 2019 and 2018 common shares issuable upon conversion of Series A Convertible Preferred Stock, the exercise of outstanding options and warrants, excluding outstanding warrants exercisable for nominal consideration, and the vesting of restricted stock units amounted in an aggregate of 6,130,876 and 5,197,592, respectively, being excluded from the weighted average number of common shares outstanding used in computing diluted net income per common share because they were anti-dilutive during the period or the minimum performance requirements or market conditions had not been met.

Included in the weighted average common shares used in computing basic and diluted net (loss) income per common share are 7,127,362, 6,138,166, and 3,140,499 vested restricted stock units that had not been issued as of June 30, 2020, 2019 and 2018, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

(3)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2020, the FASB issued ASU No. 2020-06, Debt (Topic 470) and Derivatives and Hedging (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this update address issues identified as a result of the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted. The guidance is applicable to the Company beginning July 1, 2022. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This update provides clarification on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808), including the alignment of unit of account guidance between the two topics. The guidance is effective for public entities for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years, with early adoption permitted. The guidance is applicable to the Company beginning July 1, 2020. The adoption of ASU No. 2018-18 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2023 with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

On July 1, 2019, the Company adopted the requirements of ASU No.2016-02, Leases (“Topic 842”). The objective of this ASU, along with several related ASUs issued subsequently, is to increase transparency and comparability between organizations that enter into lease agreements. For lessees, the key difference of the new standard from the previous guidance (“Topic 840”) is the recognition of a right-of-use (“ROU”) asset and lease liability on the balance sheet. The most significant change is the requirement to recognize ROU assets and lease liabilities for leases classified as operating leases. The standard requires disclosures to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. As part of the transition to the new standard, the Company elected to measure and recognize leases that existed at July 1, 2019 using a modified retrospective approach, including the option to not restate comparative periods. For leases existing at the effective date, the Company elected the package of three transition practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost. Additionally, the Company elected, as practical expedients, not separating lease and non-lease components for all of its leases and the short-term lease recognition exemption for all of its leases that qualify. The Company did not elect the use of the hindsight practical expedient. The adoption of Topic 842 resulted in the recognition of an operating ROU asset and operating lease liability of $225,134 as of July 1, 2019. The adoption did not have a material impact on the consolidated statements of operations, stockholder’s equity and cash flows for year ended June 30, 2020.

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

The Company determined there was no stand-alone value for the license, and that the license and the reimbursable direct out-of-pocket expenses, pursuant to the terms of the AMAG License Agreement, represented a combined unit of accounting which totaled $85,000,000. The Company recognized revenue of the combined unit of accounting over the arrangement using the input-based proportional method as the Company completed its development obligations. For the years ended June 30, 2020, 2019, and 2018, license and contract revenue included additional billings for AMAG related Vyleesi costs of $117,989, $1,151,243, and $707,342 respectively.

On June 4, 2018, the FDA accepted the Vyleesi NDA for filing. The FDA’s acceptance triggered a $20,000,000 milestone payment to the Company from AMAG. As a result, the Company recognized $20,000,000 in revenue related to regulatory milestones in fiscal 2018. On June 21, 2019, the FDA granted approval of Vyleesi for use in the United States. The FDA’s approval triggered a $60,000,000 milestone payment to the Company from AMAG. As a result, the Company recognized $60,000,000 in revenue related to regulatory milestones in fiscal 2019. In addition , pursuant to the terms and subject to the conditions in the AMAG License Agreement, the Company was eligible to receive from AMAG certain sales milestone payments and royalties on net sales of the products. As of June 30, 2019, no revenue was recognized related to these payments and royalties.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company engaged Greenhill & Co. LLC (“Greenhill”) as the Company’s sole financial advisor in connection with a potential transaction with respect to Vyleesi. Under the engagement agreement with Greenhill, the Company was obligated to pay Greenhill a fee equal to 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement, subject to a minimum fee of $2,500,000. The minimum fee of $2,500,000, less a credit of $50,000 for an advisory fee previously paid by the Company, was paid to Greenhill and recorded as an expense upon the closing of the licensing transaction. This amount was credited toward amounts that were to become due to Greenhill, provided that the aggregate fee payable to Greenhill would not be less than 2% of all proceeds and consideration, as defined, paid or to be paid to the Company by AMAG in connection with the AMAG License Agreement. On November 21, 2019, the Company and Greenhill mutually agreed to terminate the engagement agreement. As a result, the Company made a final payment to Greenhill of $625,000, which was recorded in general and administrative expenses during the year ended June 30, 2020. The Company has no future payment obligations to Greenhill.

Pursuant to the AMAG License Agreement, the Company assigned to AMAG the Company’s manufacturing and supply agreements with Catalent Belgium S.A. to perform fill, finish and packaging of Vyleesi.

On January 9, 2020, AMAG announced plans to divest Vyleesi and Intrarosa® (prasterone), both women’s healthcare products. While AMAG indicated that it has received preliminary expressions of interest to acquire or sublicense rights to these products, there were no public disclosures of any potential licensees of AMAG’s rights to Vyleesi in North America. After FDA approval of Vyleesi in June 2019, AMAG launched Vyleesi nationally in September 2019 through select specialty pharmacies with its maternal and women’s health sales force.

As disclosed in Note 17, effective July 24, 2020, the Company and AMAG entered into an agreement to mutually terminate the AMAG License Agreement.

 (5)
AGREEMENT WITH FOSUN:

On September 6, 2017, the Company entered into a license agreement with Fosun (“Fosun License Agreement”) for exclusive rights to commercialize Vyleesi in China. Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. The Company has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

 (6)
AGREEMENT WITH KWANGDONG:

On November 21, 2017, the Company entered into the Kwangdong License Agreement for exclusive rights to commercialize Vyleesi in Korea. Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. Based upon certain refund provisions, the upfront payment was recorded as non-current deferred revenue at June 30, 2018. On July 1, 2018, in conjunction with the adoption of ASC Topic 606, a one-time transition adjustment of $500,000 was recorded to the opening balance of accumulated deficit as the Company determined a significant revenue reversal would not occur in a future period. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Company has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(7)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2020	2019
Clinical / regulatory costs	$43,625	$61,798
Insurance premiums	84,741	87,937
Other	609,850	487,554
	$738,216	$637,289

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2020:
Money Market Account	$82,406,697	$82,406,697	$-	$-
June 30, 2019:
Money Market Account	$43,381,556	$43,831,556	$-	$-

(9)
LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and June 30, 2021, respectively. The Company also has operating leases for copier equipment that expire October 15, 2021 and phone equipment that expires on June 30, 2023.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The components of lease expense are as follows:

Lease cost	Year ended June 30, 2020
Operating lease cost	$209,226
Variable lease cost	71,297
Short-term lease cost	18,120
Total lease cost	$298,643

Supplemental balance sheet information related to leases was as follows:

June 30, 2020
Operating lease ROU asset	$1,266,132

Short-term operating lease liabilities	$312,784
Long-term operating lease liabilities	953,348
$1,266,132

Supplemental lease term and discount rate information related to leases was as follows:

Weighted-average remaining lease term (years)	4.6
Weighted-average discount rate	5.51%

Supplemental cash flow information related to leases was as follows:

Year ended June 30, 2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$318,244
Supplemental non-cash information on lease liabilities arisng from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new lease obligation	$1,339,556

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes the maturity of the Company’s operating lease liability as of June 30, 2020:

Year Ending June 30
2021	$355,164
2022	277,062
2023	279,756
2024	257,316
2025	265,032
Less imputed interest	(168,198)
Total	$1,266,132

As of June 30, 2019, the Company had $225,120 in future lease payments for the year ending June 30, 2020 under ASC Topic 840. For the years ended June 30, 2019 and 2018, rent expense was $285,453 and $292,411, respectively.

(10)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2020	2019
Office equipment	$1,193,162	$1,193,162
Laboratory equipment	648,673	585,795
Leasehold improvements	751,226	751,226
	2,593,061	2,530,183
Less: Accumulated depreciation and amortization	(2,452,845)	(2,388,644)
	$140,216	$141,539

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(11)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2020	2019
Clinical / regulatory costs	$1,722,729	$943,721
Other research related expenses	586,185	1,361,414
Professional services	217,662	317,500
Other	372,521	226,057
	$2,899,097	$2,848,692

(12)
NOTES PAYABLE:

Notes payable consist of the following:

June 30,
2019
Notes payable under venture loan	$333,333
Unamortized related debt discount	(295)
Unamortized debt issuance costs	(142)
Notes payable	$332,896

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

Notes to Consolidated Financial Statements

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon. The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which were amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and was included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on August 1, 2019. This final incremental payment was accreted to interest expense over the term of the related debt and was included in other current liabilities on the consolidated balance sheet as of June 30, 2019. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were amortized to interest expense over the term of the related debt. During the year ended June 30, 2020, the loan matured, and on July 31, 2019, the Company made the final incremental payment of $500,000.

(13)
COMMITMENTS AND CONTINGENCIES

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2020, 2019, and 2018 Company contributions were $116,807, $170,643, and $166,962, respectively.

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

(14)
STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series A Convertible Preferred Stock – As of June 30, 2020, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2020, the Series A Conversion Price was $6.10, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 16.4 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2020. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

Proceeds raised under the 2019 Equity Distribution Agreement are as follows:

	Year Ended June 30, 2020		Year Ended June 30, 2019		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	1,895,934	$1,723,195	7,564,575	10,607,047	9,460,509	$12,330,242
Fees	-	(51,697)	-	(318,211)	-	(369,908)
Expenses	-	(90,000)	-		-	(90,000)
Net proceeds	1,895,934	$1,581,498	7,564,575	$10,288,836	9,460,509	$11,870,334

Proceeds raised under the 2018 Equity Distribution are as follows:

	Year Ended June 30, 2019		Year Ended June 30, 2018		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	17,221,239	23,553,838	1,283,754	1,446,159	18,504,993	$24,999,997
Fees	-	(706,615)	-	(43,385)	-	(750,000)
Expenses	-	-	-	(145,000)	-	(145,000)
Net proceeds	17,221,239	$22,847,223	1,283,754	$1,257,774	18,504,993	$24,104,997

As of June 30, 2019, the 2018 Equity Distribution agreement is completed.

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

Notes to Consolidated Financial Statements

During the year ended June 30, 2020, the Company entered into several warrant termination agreements to repurchase and cancel the following previously issued Series F, Series H, and Series J warrants for the following aggregate buyback prices:

	Year Ended June 30, 2020
	Warrants	Buyback price
Series F Warrants	297,352	$62,712
Series H Warrants	1,466,432	577,373
Series J Warrants	4,774,889	1,907,381
	6,538,673	$2,547,466

During the year ended June 30, 2020, the Company issued 26,861 shares of common stock upon the cashless exercise provisions of 666,666 Series D warrants at an exercise price of $0.75 per share.

As of June 30, 2020, the Company had outstanding warrants exercisable for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Termination
Descripton	Stock	Share	Date
Series F warrants*	1,894,429	$0.91	July 2, 2020**
Series G warrants	549,450	0.91	July 2, 2020**
Series H warrants *	7,974,881	0.70	August 4, 2021
Financial services warrants	25,000	0.70	August 4, 2021
Series J warrants*	4,639,614	0.80	December 6, 2021
	15,083,374

* Subject to a limitation on their exercise if the holder and its affiliates would beneficially own 9.99% of the total number of the Company's shares of common stock following such exercise.
** Expired unexercised on July 2, 2020.

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

Stock Plan – The Company’s 2011 Stock Incentive Plan was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, and again at the annual meeting of stockholders held on June 25, 2020. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 42,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2020, 5,552,149 shares were available for grant under the 2011 Stock Incentive Plan.

The Company has outstanding options that were granted under the 2005 Stock Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes option activity and related information for the years ended June 30, 2020, 2019, and 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2017	8,927,132	$0.76	7.5	-

Granted	4,182,550	0.90
Forfeited	(39,500)	1.70
Exercised	(208,900)	0.77
Expired	(85,820)	6.95

Outstanding - June 30, 2018	12,775,462	0.76	7.7

Granted	2,340,200	1.34
Forfeited	(280,362)	0.62
Exercised	(270,500)	0.64
Expired	(129,150)	1.77
Outstanding - June 30, 2019	14,435,650	0.85	7.3

Granted	5,779,850	0.58
Forfeited	(235,950)	0.86
Exercised	-	-
Expired	(77,100)	2.72

Outstanding - June 30, 2020	19,902,450	$0.76	7.4	$380,514

Exercisable at June 30, 2020	10,366,100	$0.79	5.8	$299,137

Expected to vest at June 30, 2020	9,536,350	$0.74	9.2	$81,377

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

For the years ended June 30, 2020, 2019 and 2018, the fair value of option grants was estimated at the grant date using the Black-Scholes model or a multi-factor Monte Carlo simulation. The Company’s weighted average assumptions for the years ended June 30, 2020, 2019, and 2018 were as follows:

	Year Ended June 30,
	2020	2019	2018

Risk-free interest rate	0.5%	1.9%	1.8%
Volatility factor	67.1%	69.3%	52.6%
Dividend yield	0%	0%	0%
Expected option life (years)	6.1	6.1	6.0
Weighted average grant date fair value	$0.33	$0.85	$0.58

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2020, 2019, and 2018, the Company recorded stock-based compensation related to stock options of $1,372,931, $1,116,350, and $1,131,895, respectively. As of June 30, 2020, there was $3,958,195 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 3.1 years.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2020, 2019 and 2018:

	Year Ended June 30,
	2020	2019	2018
Outstanding at beginning of year	10,327,833	9,323,876	5,209,617
Granted	3,397,950	1,517,450	4,914,550
Forfeited	(123,438)	(182,351)	(5,250)
Vested	(636,775)	(331,142)	(795,041)
Outstanding at end of year	12,965,570	10,327,833	9,323,876

For the years ended June 30, 2020, 2019 and 2018 the Company recorded stock-based compensation related to restricted stock units of $1,765,533, $2,143,640, and $2,386,456, respectively.

During fiscal 2019, the terms of certain restricted stock units were modified to accelerate vesting. As a result, the Company recorded additional stock-based compensation of $110,589.

Included in outstanding restricted stock units in the table above are 7,127,362 vested shares that have not been issued as of June 30, 2020 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

In June 2020, the Company granted 1,203,500 performance-based restricted stock units to its executive officers and 113,484 performance-based restricted stock units to other employees which vest during a performance period ending June 24, 2024. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

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

Notes to Consolidated Financial Statements

In connection with the vesting of restricted share units during the years ended June 30, 2020, 2019, and 2018, the Company withheld 93,875, 67,038 and 27,465 shares, respectively, with aggregate values of $122,868, $65,992, and $20,786 respectively, in satisfaction of minimum tax withholding obligations.

(15)
INCOME TAXES

For fiscal 2020 and 2019, the Company recorded no income tax expense as a result of, respectively, an operating loss and the utilization of net operating losses that were subject to a full valuation allowance.

For fiscal 2018, the Company recorded income tax expense of $82,500, which consisted of $500,000 that was withheld in accordance with tax withholding requirements in China related to the Fosun License Agreement (Note 5) and $82,500, which was withheld in accordance with tax withholding requirements in Korea related to the Kwangdong License Agreement (Note 6). Any potential credit to be received by the Company on its United States tax returns is offset by the Company’s valuation allowance. The total income tax expense of $582,500 was offset by an income tax benefit of $500,000, which resulted from the Tax Cuts and Jobs Act (the “2017 Tax Act”), under which Alternative Minimum Tax (“AMT”) credits became refundable, and therefore a $500,000 benefit related to the release of a valuation allowance against an AMT credit was recorded during the quarter ended December 2017. The Company’s June 30, 2017 tax return was filed during the quarter ended March 31, 2018 and the Company did not incur an AMT liability. As a result, the Company had an income tax receivable of $500,000 from estimated fiscal 2018 AMT that can be refunded in the future. As of June 30, 2019, based upon the filing of the Company’s June 30, 2018 tax returns, the Company had a current income tax receivable of $377,000 and a long-term income tax receivable of $123,000. As of June 30, 2020, the Company has a current income tax receivable of $500,000.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2020, the Company had state net operating loss carryforwards of approximately $100,000,000, which will expire, if not utilized, between 2034 and 2040, federal net operating loss carryforwards of approximately $82,400,000 and federal research and development credits of approximately $6,400,000, which expire, if not utilized, between 2035 and 2040, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its net deferred tax assets during the years ended June 30, 2020, 2019, and 2018.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

If the Company undergoes a future ownership change or as it completes its Section 382 limitation assessments, any unutilized carryforwards that were not previously subject to a Section 382 limitation may become subject to limitation which may result in a significant limitation and loss of net operating loss carryforwards and research and development credits.

Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2020	2019
Net operating loss carryforwards	$24,321,000	$18,724,000
Research and development and AMT tax credits	6,443,000	6,207,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	1,076,000	1,072,000
	32,423,000	26,586,000
Valuation allowance	(32,423,000)	(26,586,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2020, 2019 or 2018. As of June 30, 2020 and 2019, the Company had no liabilities for uncertain income tax matters.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(16)
CONSOLIDATED QUARTERLY FINANCIAL DATA - UNAUDITED

The following tables provide quarterly data for the years ended June 30, 2020 and 2019.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
	(amounts in thousands, except per share data)
Revenues	$-	$-	$21	$97
Operating expenses	7,390	5,713	5,662	4,960
Other income, net	91	331	397	362
Loss before income taxes	(7,299)	(5,382)	(5,244)	(4,501)
Income taxes	-	-	-	-
Net loss	$(7,299)	$(5,382)	$(5,244)	$(4,501)
Basic net loss per common share*	$(0.03)	$(0.02)	$(0.02)	$(0.02)
Diluted net loss per common share*	$(0.03)	$(0.02)	$(0.02)	$(0.02)
Weighted average number of
common shares outstanding
used in computing basic net
loss per common share	235,394,831	235,322,087	234,923,592	233,113,241
Weighted average number of
common shares outstanding
used in computing diluted net
income loss per common share	235,394,831	235,322,087	234,923,592	233,113,241

* Sum of quarters does not equal annual total due to rounding.

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,
	2019	2019	2018	2018
	(amounts in thousands, except per share data)
Revenues	$60,265	$-	$-	$35
Operating expenses	8,080	5,763	5,050	5,663
Other income(expense), net	39	36	8	(54)
Income (loss) before income taxes	52,224	(5,727)	(5,042)	(5,682)
Income taxes	-	-	-	-
Net income (loss)	$52,224	$(5,727)	$(5,042)	$(5,682)
Basic net income (loss) per common share	$0.25	$(0.03)	$(0.02)	$(0.03)
Diluted net income (loss) per common share	$0.23	$(0.03)	$(0.02)	$(0.03)
Weighted average number of
common shares outstanding
used in computing basic net
income (loss) per common share	212,253,194	207,016,304	206,487,984	205,009,278
Weighted average number of
common shares outstanding
used in computing diluted net
income (loss) per common share	228,526,106	207,016,304	206,487,984	205,009,278

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(17) SUBSEQUENT EVENTS

Effective July 24, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with AMAG terminating the AMAG License Agreement. Under the terms of the Termination Agreement, the Company has regained all North American development and commercialization rights for Vyleesi. AMAG made a $12.0 million payment to the Company at closing of the Termination Agreement and will make a $4.3 million payment to the Company on March 31, 2021. The Company will assume all Vyleesi manufacturing agreements, and AMAG will transfer all information, data, and assets related exclusively to Vyleesi, including, but not limited to, existing inventory.

Under the Termination Agreement, AMAG will provide certain transitional services to the Company for a period of time to ensure continued patient access to Vyleesi during the transition back to the Company. The Company will reimburse AMAG for the agreed upon costs of the transition services.

Pursuant to the Termination Agreement, the Company will assume Vyleesi manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device (the “Catalent Agreement”), Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”), and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

The Company originally entered into the Catalent Agreement on June 20, 2016, and subsequently assigned the Catalent Agreement to AMAG pursuant to the AMAG License Agreement. Upon the Company and AMAG entering into the Termination Agreement, the Catalent Agreement was assigned to the Company. The initial term of the Catalent Agreement is through August 21, 2024, unless earlier terminated in accordance with the terms of the Catalent Agreement. The Catalent Agreement may be terminated immediately by either party if the other party files a petition in bankruptcy, enters into an agreement with its creditors or takes similar action, or if the other party materially breaches any of the provisions of the Catalent Agreement and such breach is not cured within the period outlined in the Catalent Agreement. The Company may terminate the Catalent Agreement if Catalent fails to supply products in accordance with the Catalent Agreement, or if the Company provides notice and pays a termination penalty. There are specified minimum purchase requirements under the Catalent Agreement, and under specified circumstances, termination fees may be payable upon termination of the Catalent Agreement by the Company.

AMAG entered into the Lonza Agreement on June 1, 2018, and upon the Company and AMAG entering into the Termination Agreement, the Lonza Agreement was assigned to the Company. The term of the Lonza Agreement is through December 31, 2022. The Lonza Agreement may be terminated if the other party materially breaches any provisions of the Lonza Agreement and such breach is not cured within the period outlined in the Lonza Agreement, by the Company if the Company is required to withdraw the defined product from the market, or by either party, if the other party becomes insolvent, is dissolved, files a petition in bankruptcy or takes similar action. There are specified minimum purchase requirements under the Lonza Agreement, and under specified circumstances, termination fees may be payable upon termination of the Lonza Agreement by the Company.

AMAG entered into the Ypsomed Agreement on December 20, 2018, and upon the Company and AMAG entering into the Termination Agreement, the Ypsomed Agreement was assigned to Company. The initial term of the Ypsomed Agreement is through December 31, 2025, with automatic renewal for successive one-year periods unless either party terminates the Ypsomed Agreement by ten months’ written notice prior to the expiration of the Ypsomed Agreement or any automatic renewal period. The Ypsomed Agreement may be terminated if the other party materially breaches any provisions of the Ypsomed Agreement and such breach is not cured within the period outlined in the Ypsomed Agreement, by the Company if the Company is required to withdraw the defined product from the market, or by either party, if there is a change of control of the other party or the other party becomes insolvent, is dissolved, files a petition in bankruptcy or takes similar action. There are specified minimum purchase requirements under the Ypsomed Agreement, and under specified circumstances, termination fees may be payable upon termination of the Lonza Agreement by the Company.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

As part of the Termination Agreement, the Company assumed certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Lonza Agreement and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the Catalent Agreement, Lonza Agreement and Ypsomed Agreement at July 24, 2020:

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$24,319,542	$5,189,542	$17,158,000	$1,972,000

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2020, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 25, 2020.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	58	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	66	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	74	Director
J. Stanley Hull (1) (2)	68	Director
Alan W. Dunton, M.D. (1) (2)	66	Director
Angela Rossetti (1) (3)	67	Director
Arlene M. Morris (2) (3)	68	Director
Anthony M. Manning, Ph.D. (3)	58	Director

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

 ALAN W. DUNTON, M.D., has been a director of Palatin since June 2011. He founded Danerius, LLC, a biotechnology consulting company, in 2006. From November 2015 through March 2018 he was senior vice president of research, development and regulatory affairs for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded companies Recce Pharmaceuticals Ltd (ASX: RCE), Regeneus Ltd (ASX: RGS), CorMedix Inc. (NYSE: CRMD) and Oragenics, Inc. (NYSE: OGEN). He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson, including president and managing director of the Janssen Research Foundation, the primary global R&D organization for Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC. From April 2012 until May 2015 she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly traded female healthcare medical device company, miRagen Therapeutics, Inc., a publicly traded microRNA therapeutics company, and Unum Therapeutics Inc., a publicly traded solid tumor cancer therapy company, and was a director of Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

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

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee and a nominating and corporate governance committee. During fiscal 2020, the board met six times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the annual meeting of stockholders held on June 25, 2020.

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

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder or other interest party who wishes to address questions regarding our business directly to the board of directors, or any individual director, including the Chairman or non-management directors as a group, can direct questions to the board members or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

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

Board Role in Risk Oversight

Our board, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal and regulatory matters. The board satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The board’s risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The board’s role in risk oversight has no effect on the board’s leadership structure. In addition, committees of the board assist in its risk oversight responsibility, including:

●
The audit committee assists the board in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities and meets privately with representatives from our independent registered public accounting firm.

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

Board Leadership Structure

Since 2000, the roles of chairman of the board and chief executive officer have been held by separate persons. John K.A. Prendergast, Ph.D., a non-employee director, has served as Chairman of the board since June 2000. Carl Spana, Ph.D., has been our Chief Executive Officer and President since June 2000. Generally, the chairman is responsible for advising the chief executive officer, assisting in long-term strategic planning, and presiding over meetings of the board, and the chief executive officer, together with our chief financial officer and chief operating officer, is responsible for leading our day-to-day performance and operations. While we do not have a written policy with respect to separation of the roles of chairman of the board and chief executive officer, the board believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the chief executive officer to the board; strengthening the board’s independence from management; assisting the board in reaching consensus on particular strategies and policies; and facilitating robust director, board, and executive officer evaluation processes.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	58	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	63	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as Chairman since January 2018, and also has served on the board of directors of Gamida Cell Ltd. (Nasdaq: GMDA), a leading cellular and immune therapeutics company, since March 2019 (audit and finance committee member), and of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, since September 2019 (chairman of audit committee and member of the finance committee). Mr. Wills also serves on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, since 2013, and as its Chairman since June 2018. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as Chairman from December 2016 to December 2019, when Caliper was acquired by PSI. Mr. Wills served as Executive Chairman and Interim Principal Executive Officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chairman of the audit committee from June 2000 to December 2015. Mr. Wills served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Section 16(A) Beneficial Ownership Reporting Compliance

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2020.

Item 11. Executive Compensation.

Fiscal 2020 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2020 and fiscal 2019. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2020	600,000	712,443	712,559	252,000	15,615	2,292,617
Chief Executive Officer and President	2019	505,400	616,668	632,225	506,000	14,118	2,274,411
Stephen T. Wills, MST, CPA, Chief Financial Officer,	2020	550,000	613,814	613,805	231,000	16,207	2,024,826
Chief Operating Officer and Executive Vice President	2019	461,700	527,826	542,151	462,000	14,085	2,007,762

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. The aggregate grant date fair value of the performance-based stock options and performance-based restricted stock units granted in fiscal 2020, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $337,500 for performance-based stock options and $337,500 for performance-based restricted stock units; and for Mr. Wills, $290,750 for performance-based stock options and $290,750 for performance-based restricted stock units. The aggregate grant date fair value of the performance-based restricted stock units granted in fiscal 2019, assuming that the highest level of performance would be achieved, was $300,428 for Dr. Spana and $257,146 for Mr. Wills. There were no performance-based stock options granted in fiscal 2019. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report.

(2)
Annual incentive amounts.

(3)
Consists of matching contributions to 401(k) plan.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. In fiscal 2020, the compensation committee approved increases in base salaries to $600,000 for Dr. Spana and $550,000 for Mr. Wills in connection with entering into new employment agreements with each officer.

Annual Incentive Program

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For fiscal 2020, the target annual incentive opportunity for each named executive officer equaled 60% of his annual base salary, up from 50% of base salary for fiscal 2019.

The 2020 annual incentive bonus for the named executive officers was determined based on corporate performance and individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. The corporate objectives are established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

 The following table briefly describes each category of corporate objectives, the relative weighting of each objective, and the related achievement level:

Corporate Objectives Related to:	Weight	Achievement Level	Discretionary Adjustments*	Total Weighted Achievement
Vyleesi (bremelanotide) FSD Program	20%	0%	0%	0%
Anti-Inflammatory Programs	15%	0%	0%	0%
Ocular Programs	45%	77%	15%	40%
Other Corporate	20%	100%	50%	30%
Total Payout				70%

*Discretionary adjustments for ocular programs were primarily related to program advances for PL9643 for dry eye disease, including management of clinical trial enrollment during the COVID-19 pandemic; discretionary adjustments for other corporate were primarily related to management of AMAG’s announced divestiture of Vyleesi and management of corporate operations in the light of the COVID-19 pandemic.

For fiscal 2020, the compensation committee determined that our named executive officers achieved 70% of their target objectives. As a result, each named executive officer received a payout under the 2020 annual incentive program equal to 70% of his target annual incentive opportunity, or $252,000 for Dr. Spana and $231,000 for Mr. Wills (subject to rounding conventions).

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

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For fiscal 2020, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills.

On June 24, 2019, as part of our 2020 long-term incentive program, we granted 236,000 time-based restricted stock units and 236,000 performance-based restricted stock units to Dr. Spana, and 202,000 time-based restricted stock units and 202,000 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

On June 24, 2019, we also granted 744,000 stock options to Dr. Spana and 638,000 stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. The options have an exercise price of $1.34, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 24, 2029.

On June 16, 2020, as part of our 2021 long-term incentive program, we granted 646,500 time-based restricted stock units and 646,500 performance-based restricted stock units to Dr. Spana, and 557,000 time-based restricted stock units and 557,000 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

On June 16, 2020, we also granted 1,071,500 time-based options and 1,071,500 performance-based options to Dr. Spana, and 923,000 time-based options and 923,000 performance-based options to Mr. Wills, a portion of which were contingent on increasing the shares reserved for grant under the 2011 Stock Incentive Plan, which was approved by the stockholders at a meeting on June 25, 2020. The time-based options vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based options vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions. The options have an exercise price of $0.58, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 16, 2030.

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

Each agreement allows us or the executive to terminate the agreement upon written notice, and contains other provisions for termination by us for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years. In addition, the agreements provide that options and restricted stock units granted to these officers accelerate upon termination of employment except for voluntary resignation by the officer or termination for cause. In the event of retirement, termination by the officer for good reason, or termination by us other than for “cause”, options may be exercised until the earlier of twenty-four months following termination or expiration of the option term. Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

Other Compensation Practices and Policies

 At our last annual meeting of stockholders on June 25, 2020, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 60% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

●
Retain an Independent Compensation Advisor. The compensation committee engaged Korn Ferry Hay Group (“Hay Group”), a nationally-recognized global human resources consulting firm, as its independent compensation advisor in May 2019. Hay Group principally provided analysis, advice and recommendations on named executive officer and non-employee director compensation. The compensation committee intends to conduct an independent compensation advisor review at least every other fiscal year, with the most recent review by our independent compensation advisor made for awards in June 2019 for the fiscal year ending June 30, 2020. Our compensation peer group for awards made in June 2019 is as follows, which was designed to reflect the industry and sector in which Palatin competes, as well as companies comparable to Palatin in terms of company life cycle, phase of development of potential products, market capitalization and talent market:

AcelRx Pharmaceuticals, Inc.	MEI Pharma, Inc.
Ardelyx, Inc.	Protagonist Therapeutics, Inc.
ArQule, Inc.	Rigel Pharmaceuticals, Inc.
Calithera Biosciences, Inc.	Savara Inc.
Savara Inc.	Stemline Therapeutics, Inc.
ChemoCentryx, Inc.	Syndax Pharmaceuticals, Inc.
Cytokinetics, Inc.	Verastem, Inc.
Sutro Biopharma, Inc.
Geron Corporation
ImmunoGen, Inc.
Verastem, Inc.
La Jolla Pharmaceutical

We anticipate engaging an independent compensation advisor for a review for awards to be made in June 2021 for the fiscal year ending June 30, 2022, including utilization of a compensation peer group.

●
Compensation at Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on our performance, as well as short-term cash and long-term equity incentives to align the interests of our executive officers and stockholders. Long-term equity incentives will be no less than base salaries, with at least half of long-term equity incentives being performance-based.

●
Use a Pay-for-Performance Philosophy. The compensation committee employs a mixture of compensation elements designed to balance short-term goals with longer-term performance. Our executive compensation program includes these principal elements:

o
Base salary, which targets the comparable position median salary for our peer group;

o
An annual incentive compensation opportunity, with a target bonus payout, effective for fiscal 2020, of no less than 60% of base salary, depending on performance; and,

o
A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2020, approximately 50% of all long-term incentive awards were allocated to time-based stock options and performance-based restricted share units, with performance-based restricted share units comprising 50% of issued restricted share units.

●
Maintain a Stock Ownership Policy.  We have adopted a stock ownership policy that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2020, the most recent “Determination Date” under the stock ownership policy, all current named executive officers and board members meet the target ownership levels of shares with a value equal to at least five times the annual base salary of named executive officers and at least two times the annual retainer for board members. Our stock ownership policy is on our website at www.palatin.com/about/corporate-governance/. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

●
Maintain a Clawback Policy.  We have adopted a clawback policy allowing Palatin to recover related compensation should the board determine that compensation paid to named executive officers resulted from material noncompliance with financial reporting requirements under federal securities law. Our clawback policy is on our website at www.palatin.com/about/corporate-governance/.

●
Maintain an Independent Compensation Committee. The compensation committee consists entirely of independent directors.

●
Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, utilizing an independent compensation advisor at least every other year. This review, including a peer group review, is intended to ensure that our compensation programs appropriately reward corporate growth without encouraging excessive or inappropriate risk-taking.

●
“Double Trigger” Feature for Acceleration of CEO and CFO/COO Equity Awards. Under employment agreements with our named executive officers, outstanding equity awards granted to our named executive officers provide that, upon a change in control of Palatin, the vesting of such awards will accelerate only in the event of a subsequent involuntary termination of employment (a “double-trigger” provision).

●
No Excise Tax Gross-Ups. Prior to July 1, 2019, our employment agreements for the named executive officers provided that they were entitled to a tax gross-up for any golden parachute excise tax imposed on payments received in connection with a change in control. Most investors disfavor this type of tax gross-up benefit. In response to stockholder feedback, effective with new employment agreements for our named executive officers commencing July 1, 2019, we removed all golden parachute excise tax gross-up provisions. As a result, the Company no longer provides tax gross-ups for named executive officers or any other employees in the event they are subject to golden parachute excise taxes on payments received in connection with a change in control.

●
No Stock Option Re-pricing. Our 2011 Stock Incentive Plan does not permit options to purchase shares of our common stock to be repriced to a lower exercise or strike price without the approval of our stockholders.

●
No Dividends or Dividend Equivalents Payable on Unvested or Undelivered Equity Awards. Under our restricted share unit agreements, we do not pay dividends or dividend equivalents on unvested RSU awards or vested RSU awards subject to delayed delivery.

●
No Executive Retirement Plans. We do not offer pension arrangements or retirement plans or arrangements to our executive officers that are different from or in addition to those offered to our other employees.

●
No Special Welfare or Health Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2020, the end of our fiscal year.

		Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Carl Spana	06/22/11	300,000	-	-	1.00	06/22/21
	07/17/12	150,000	-	-	0.72	07/17/22
	06/27/13	275,000	-	-	0.62	06/27/23
	06/25/14	175,000	-	-	1.02	06/25/24
	06/11/15	300,000	-	-	1.08	06/11/25
	09/07/16	354,500	77,500	-	0.68	09/07/26
	06/20/17	703,500	234,500	-	0.37	06/20/27
	12/12/17	312,500	312,500	-	0.85	12/12/27
	12/12/17	500,000	-	125,000	0.85	12/12/27
	06/26/18	266,500	266,500	-	1.00	06/26/28
	06/24/19	186,000	558,000	-	1.34	06/24/29
	06/16/20	-	1,071,500	-	0.58	06/16/30
	06/16/20	-	-	1,071,500	0.58	06/16/30
	12/12/17						312,500	159,375	125,000	63,750
	06/24/19						177,000	90,270	185,850	94,784
	06/16/20						646,500	329,715	646,500	329,715
	Total Stock Awards						1,136,000	579,360	957,350	488,249

Stephen T. Wills	06/22/11	250,000	-	-	1.00	06/22/21
	07/17/12	135,000	-	-	0.72	07/17/22
	06/27/13	250,000	-	-	0.62	06/27/23
	06/25/14	150,000	-	-	1.02	06/25/24
	06/11/15	270,000	-	-	1.08	06/11/25
	09/07/16	324,750	71,250	-	0.68	09/07/26
	06/20/17	644,250	214,750	-	0.37	06/20/27
	12/12/17	287,500	287,500	-	0.85	12/12/27
	12/12/17	372,500	-	95,000	0.85	12/12/27
	06/26/18	227,000	227,000	-	1.00	06/26/18
	06/24/19	159,500	478,500	-	1.34	06/24/29
	06/16/20	-	923,000	-	0.58	06/16/30
	06/16/20	-	-	923,000	0.58	06/16/30
	12/12/17						287,500	146,625	95,000	48,450
	06/24/19						151,500	77,265	159,075	81,128
	06/16/20						557,000	284,070	557,000	284,070
	Total Stock Awards						996,000	507,960	811,075	413,648

(1)
Stock option vesting schedules: all options granted on or before September 6, 2016 have fully vested. Options granted after September 6, 2016 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee. See “Termination and Change-In-Control Arrangements” below, except for performance-based options granted on June 16, 2020, which vest according to the terms of the grant described above, and December 12, 2017, which vested as to thirty percent on June 26, 2018, upon ratification by the Board of the compensation committee’s determination that the FDA had accepted for filing an NDA for Vyleesi for HSDD, and fifty percent on June 24, 2019, upon the compensation committee’s determination that FDA had approved the NDA for Vyleesi for HSDD. The remaining 20% will vest, if at all, during the performance period ending December 31, 2020 upon entry into one or more licensing agreements for the commercialization of Vyleesi in selected countries, which is considered a performance condition or upon achievement of a closing price for Palatin common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition, provided that in no event will the aggregate granted exceed the number of performance-based stock units awarded to Dr. Spana and Mr. Wills.

(2)
Time-based stock award vesting schedule: restricted stock units granted on December 12, 2017, as to 625,000 shares for Dr. Spana and 575,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee; restricted stock units granted on June 24, 2019 as to 236,000 shares for Dr. Spana and 202,000 shares for Mr. Wills and restricted stock units granted on June 16, 2020 as to 646,500 shares for Dr. Spana and 557,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

 (3)
Calculated by multiplying the number of restricted stock units by $0.51, the closing market price of our common stock on June 30, 2020, the last trading day of our most recently completed fiscal year.

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

Severance Compensation After Death or Disability. In the event of the executive’s death or disability, we will provide lump sum severance pay equal to 24 months of base pay, as well as the opportunity for COBRA benefits as described above under “Termination Without Severance Compensation.”

Severance Compensation Without a Change in Control. If we terminate or fail to extend the employment agreement without cause, or the executive terminates employment with good reason, then the executive will receive as severance pay his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years after the termination date. In addition, upon such event all unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term, and all unvested restricted stock units would accelerate and become fully vested.

Severance Compensation After a Change in Control. If, within one year after a change in control, we terminate employment or the executive terminates employment with good reason, then the executive will receive as severance pay 200% of his salary then in effect, paid in a lump sum, plus medical and dental benefits at our expense, for a period of two years after the termination date. We would also reimburse the executive for up to $25,000 in fees and expenses during the six months following termination, for locating employment. All unvested options would immediately vest and be exercisable for two years after the termination date or, if earlier, the expiration of the option term. All unvested restricted stock units would vest upon a change in control, without regard to whether the executive’s employment is terminated.

Option and Restricted Stock Unit Vesting Upon a Change in Control. Pursuant to the employment agreements, options and restricted stock units granted under the 2011 Stock Incentive Plan vest upon termination of the employee within twelve months following a change in control. If any options granted under the 2005 Stock Plan are to be terminated in connection with a change in control, those options will vest in full immediately before the change in control.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2020, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	57,400	57,400	212,300
Robert K. deVeer, Jr.	66,250	42,300	42,400	150,950
J. Stanley Hull	57,500	42,300	42,400	142,200
Alan W. Dunton, M.D.	66,250	42,300	42,400	150,950
Angela Rossetti	53,750	42,300	42,400	138,450
Arlene Morris	53,750	42,300	42,400	138,450
Anthony Manning, Ph.D.	48,750	42,300	42,400	133,450

(1)
The aggregate number of shares underlying option awards and stock awards outstanding at June 30, 2020 for each director was:

	Option awards	Stock awards
Dr. Prendergast	808,250	259,000
Mr. deVeer	365,500	153,000
Mr. Hull	362,000	153,000
Dr. Dunton	314,000	143,000
Ms. Rossetti	266,500	133,000
Ms. Morris	221,500	123,000
Dr. Manning	149,000	115,000

(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 16, 2020 for our current fiscal year ending June 30, 2021.

Our director compensation program is designed to enhance our ability to attract and retain highly qualified directors and to align their interests with the long-term interests of our stockholders. The program includes an equity component, which is designed to align the interests of non-employee directors and stockholders, and a cash component, which is designed to compensate non-employee directors for their service on the board. Directors who are employees of the Company receive no additional compensation for their service on the board.

The compensation committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full board. As part of this annual review, the compensation committee considers the significant time commitment and skill level required by each non-employee director in serving on the board and its various committees. The compensation committee seeks to maintain a market competitive director compensation program and, with the assistance of its independent compensation consultant, Hay Group, benchmarks our director compensation program against the peer group we use to evaluate our executive compensation program.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 16, 2020, the Chairman of the board received 99,000 restricted stock units which vest on June 16, 2021 and an option to purchase 172,000 shares of common stock, and each other serving non-employee director received 73,000 restricted stock units which vest on June 16, 2021 and an option to purchase 127,000 shares of common stock. All of the options have an exercise price of $0.58 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2020, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 24, 2019, the Chairman of the board received 84,000 restricted stock units which vested on June 24, 2020, and an option to purchase 70,000 shares of common stock, and each other serving non-employee director received 32,000 restricted stock units which vested on June 24, 2020, and an option to purchase 52,000 shares of common stock. All of the options have an exercise price of $1.34 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vested in twelve monthly installments beginning on July 31, 2019, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntarily termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for fiscal 2020 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $17,500, the chairperson of the compensation committee received an additional annual retainer of $17,500 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2021, Dr. Prendergast serves as Chairman of the board and will received an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $17,500, the chairperson of the compensation committee will receive an additional annual retainer of $17,500 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2020:

Equity Compensation Plan Information as of June 30, 2020
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	32,592,020(1)	$0.76(2)	5,552,149
Equity compensation plans not approved by security holders	25,000(3)	$0.70	-
Total	32,617,020		5,552,149

(1)
Includes 19,888,450 options and 12,965,570restricted stock units granted under our 2011 Stock Incentive Plan and 14,000 options granted under our 2005 Stock Plan. Our 2005 Stock Plan has terminated, but termination does not affect awards that are currently outstanding under this plan. The shares subject to outstanding awards under the 2005 Stock Plan, if forfeited prior to exercise, will become available for issuance under the 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 12,689,570 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 16, 2024, subject to the fulfillment of service, market conditions, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)
Consists of two warrants to purchase 12,500 shares at $0.70 per share issued in connection with a contract for financial advisory services.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 24, 2020, of:

●
each director, each of the named executive officers, and all current directors and officers as a group; and

●
all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 24, 2020. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 16 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 24, 2020, on which date 229,855,417 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 66,059 shares of common stock, were outstanding.

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

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	7,187,368(1)	3.0%	*
Common	Stephen T. Wills	6,380,047(2)	2.7%	*
Common	John K.A. Prendergast, Ph.D.	1,202,349(3)	*	*
Common	Robert K. deVeer, Jr.	697,472(4)	*	*
Common	J. Stanley Hull	650,132(5)	*	*
Common	Alan W. Dunton, M.D.	610,684(6)	*	*
Common	Angela Rossetti	535,332(7)	*	*
Common	Arlene M. Morris	477,332(8)	*	*
Common	Anthony M. Manning, Ph.D.	256,332(9)	*	*

	All current directors and executive officers as a group (nine persons)	17,997,048(10)	7.4%	1.4%
*Less than one percent.

(1)
Includes 3,600,500 shares of common stock underlying outstanding options and 2,703,500 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)
Includes 3,141,750 shares of common stock underlying outstanding options and 2,376,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)
Includes 667,582 shares of common stock underlying outstanding options and 140,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)
Includes 386,332 shares of common stock underlying outstanding options and 70,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)
Includes 386,332 shares of common stock underlying outstanding options and 70,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)
Includes 346,332 shares of common stock underlying outstanding options and 60,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)
Includes 298,832 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)
Consists of 253,832 shares of common stock underlying outstanding options and 40,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)
Consists of 159,332 shares of common stock underlying outstanding options and 10,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(10)
Includes 14,760,324 shares of common stock underlying outstanding options and restricted stock units.

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”), served as our independent registered public accounting firm for fiscal 2020 and fiscal 2019.

Audit Fees. For fiscal 2020, fees for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q, and services provided in connection with comfort letters were $329,000. For fiscal 2019, fees for professional services rendered for the audit of our annual consolidated financial statements, the audit of internal control over financial reporting as of June 30, 2019, review of our consolidated financial statements in our Forms 10-Q, and services provided in connection with regulatory filings and comfort letters were $504,000.

Audit-Related Fees. For fiscal 2020 and fiscal 2019, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2020, KPMG billed us $23,600 for professional services rendered for tax compliance services. For fiscal 2019, KPMG billed us a total of $37,000 for professional services rendered for tax compliance and consulting services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2020 and fiscal 2019.

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

(a)     Documents filed as part of the report:

    1.
Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

— Report of Independent Registered Public Accounting Firm

— Consolidated Balance Sheets

— Consolidated Statements of Operations

— Consolidated Statements of Comprehensive (Loss) Income

— Consolidated Statements of Stockholders’ Equity (Deficiency)

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

    2.
Financial statement schedules: None.

    3.
List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
1.1	Equity Distribution Agreement, dated April 20, 2018, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	April 20, 2018	001-15543
1.2	Equity Distribution Agreement, dated June 21, 2019, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	June 21, 2019	001-15543
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Bylaws of Palatin Technologies, Inc.		10-Q	February 8, 2008	001-15543
4.1	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.2	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.3	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.4	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.5	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.6	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.7	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.9	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.10	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.11	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.		10-Q	February 10, 2017	001-15543

4.12	Description of Securities	10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.	10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.	8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.	8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.	8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.	8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.	10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.	10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.	10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.	10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.	10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended.	8-K	June 27, 2018	001-15543
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543

10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.	S-3	August 17, 2018	333-226905
10.22
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
		8-K	July 7, 2015	001-15543
10.23††	Commercial Supply Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	10-K	September 19, 2016	001-15543
10.24††	Manufacturing Preparation and Services Agreement dated June 20, 2016, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	10-K	September 19, 2016	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.	10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.	10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2019, between Carl Spana and Palatin Technologies, Inc.	8-K	June 26, 2019	001-15543

10.28†	Employment Agreement, effective as of July 1, 2019, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 26, 2019	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.	X
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.	X
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

† Management contract or compensatory plan or arrangement.
†† Confidential treatment granted as to certain portions of the exhibit, which portions are omitted and filed separately with the SEC.
††† Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10). Palatin agrees to furnish to the U.S. Securities and Exchange Commission a copy of any omitted schedule and/or exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By:	/s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer (principal executive officer)

Date: September 25, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 25, 2020
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 25, 2020
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 25, 2020
John K. A. Prendergast

/s/ Robert K. deVeer, Jr,	Director	September 25, 2020
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 25, 2020
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 25, 2020
Alan W. Dunton

/s/ Angela Rossetti	Director	September 25, 2020
Angela Rossetti

/s/ Arlene M. Morris	Director	September 25, 2020
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 25, 2020
Anthony M. Manning