Form 10-Q
period 2020-12-31
PALATIN TECHNOLOGIES INC
filed 2021-02-16
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 12, 2021): 230,034,307

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$72,156,110	$82,852,270
Accounts receivable	4,746,623	-
Inventories	6,031,088	-
Prepaid expenses and other current assets	2,556,911	738,216
Total current assets	85,490,732	83,590,486

Property and equipment, net	116,362	140,216
Right-of-use assets	1,113,685	1,266,132
Other assets	56,916	56,916
Total assets	$86,777,695	$85,053,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,174,493	$715,672
Accrued expenses	4,799,561	2,899,097
Short-term operating lease liabilities	265,339	312,784
Other current liabilities	1,010,250	-
Total current liabilities	7,249,643	3,927,553

Long-term operating lease liabilities	855,626	953,348
Other long-term liabilities	10,837,300	-
Total liabilities	18,942,569	4,880,901

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of December 31, 2020 and June 30, 2020	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 230,034,307 shares as of December 31, 2020 and 229,258,400 shares as of June 30, 2020	2,300,343	2,292,584
Additional paid-in capital	397,666,196	396,079,127
Accumulated deficit	(332,131,453)	(318,198,902)
Total stockholders’ equity	67,835,126	80,172,849
Total liabilities and stockholders’ equity	$86,777,695	$85,053,750

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

REVENUES
Product revenue, net	$(163,971)	$-	$(452,531)	$-
License and contract	-	20,610	-	117,989
	(163,971)	20,610	(452,531)	117,989
OPERATING EXPENSES
Cost of products sold	29,400	-	54,600	-
Research and development	4,011,418	3,257,624	6,935,269	6,385,113
Selling, general and administrative	5,044,913	2,404,093	7,376,519	4,236,535
Gain on license termination agreement	-	-	(1,623,795)	-
Total operating expenses	9,085,731	5,661,717	12,742,593	10,621,648

Loss from operations	(9,249,702)	(5,641,107)	(13,195,124)	(10,503,659)

OTHER (EXPENSE) INCOME
Investment income	4,800	399,982	16,935	770,636
Foreign currency loss	(745,002)	-	(745,002)	-
Interest expense	(1,871)	(2,502)	(9,360)	(11,553)
Total other (expense) income, net	(742,073)	397,480	(737,427)	759,083
NET LOSS	$(9,991,775)	$(5,243,627)	$(13,932,551)	$(9,744,576)

Basic and diluted net loss per common share	$(0.04)	$(0.02)	$(0.06)	$(0.04)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	236,405,065	234,923,592	236,375,463	234,018,417

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

(unaudited)

Three Months Ended December 31, 2020

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2020	4,030	$40	229,855,417	$2,298,554	$396,816,565	$(322,139,678)	$76,975,481
Stock-based compensation	-	-	193,103	1,931	860,752	-	862,683
Withholding taxes related to restricted stock units	-	-	(14,213)	(142)	(11,121)	-	(11,263)
Net loss	-	-	-	-	-	(9,991,775)	(9,991,775)
Balance, December 31, 2020	4,030	$40	230,034,307	$2,300,343	$397,666,196	$(332,131,453)	$67,835,126

Six Months Ended December 31, 2020

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	4,030	$40	229,258,400	$2,292,584	$396,079,127	$(318,198,902)	$80,172,849
Stock-based compensation	-	-	936,215	9,362	1,674,495	-	1,683,857
Withholding taxes related to restricted stock units	-	-	(160,308)	(1,603)	(87,426)	-	(89,029)
Net loss	-	-	-	-	-	(13,932,551)	(13,932,551)
Balance, December 31, 2020	4,030	$40	230,034,307	$2,300,343	$397,666,196	$(332,131,453)	$67,835,126

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

(unaudited)

Three Months Ended December 31, 2019

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, September 30, 2019	4,030	$40	227,697,257	$2,276,973	$394,119,078	$(300,273,828)	$96,122,263
Stock-based compensation	-	-	299,775	2,998	801,938	-	804,936
Withholding taxes related to restricted stock units	-	-	(87,179)	(872)	(103,364)	-	(104,236)
Sale of common stock, net of costs	-	-	1,238,040	12,380	989,388	-	1,001,768
Warrant repurchases	-	-	-	-	(1,213,969)	-	(1,213,969)
Warrant exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(5,243,627)	(5,243,627)
Balance, December 31, 2019	4,030	$40	229,174,754	$2,291,748	$394,592,802	$(305,517,455)	$91,367,135

Six Months Ended December 31, 2019

	Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2019	4,030	$40	226,815,363	$2,268,154	$394,053,929	$(295,772,879)	$100,549,244
Stock-based compensation	-	-	523,775	5,238	1,627,433	-	1,632,671
Withholding taxes related to restricted stock units	-	-	(87,179)	(872)	(103,364)	-	(104,236)
Sale of common stock, net of costs	-	-	1,895,934	18,959	1,562,539	-	1,581,498
Warrant repurchases	-	-	-	-	(2,547,466)	-	(2,547,466)
Warrant exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(9,744,576)	(9,744,576)
Balance, December 31, 2019	4,030	$40	229,174,754	$2,291,748	$394,592,802	$(305,517,455)	$91,367,135

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,932,551)	$(9,744,576)
Adjustments to reconcile net loss to net cash
(used in) /provided by operating activities:
Depreciation and amortization	23,854	36,506
Cash received in excess of gain on termination agreement	10,376,205	-
Non-cash interest expense	-	438
Decrease in right-of-use asset	152,447	144,903
Unrealized foreign currency transaction losses	745,002	-
Stock-based compensation	1,683,857	1,632,671
Changes in operating assets and liabilities:
Accounts receivable	(446,623)	60,147,981
Prepaid expenses and other assets	(1,818,695)	(19,310)
Inventories	(213,293)	-
Accounts payable	458,821	(369,616)
Accrued expenses	(399,536)	(1,769,101)
Operating lease liabilities	(145,167)	(144,903)
Other liabilities	(7,091,452)	-
Net cash (used in) provided by operating activities	(10,607,131)	49,914,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(62,880)
Net cash used in investing activities	-	(62,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(89,029)	(104,236)
Payment on notes payable obligations	-	(832,851)
Warrant repurchases	-	(2,547,466)
Proceeds from the sale of common stock,
net of costs	-	1,581,498
Net cash used in financing activities	(89,029)	(1,903,055)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,696,160)	47,949,058

CASH AND CASH EQUIVALENTS, beginning of period	82,852,270	43,510,422

CASH AND CASH EQUIVALENTS, end of period	$72,156,110	$91,459,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,360	$8,132

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2020 of $332,131,453 and a net loss for the three and six months ended December 31, 2020 of $9,991,775 and $13,932,551, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

As of December 31, 2020, the Company’s cash and cash equivalents were $72,156,110 and current liabilities were $7,249,643. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s cash and cash equivalents as of December 31, 2020 will be sufficient to fund our current operating plans through at least twelve months from the date of issuance of these financial statements. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

In March 2020, the World Health Organization declared COVID-19, a disease caused by a novel strain of coronavirus, a pandemic. The Company has taken steps to ensure the safety and well-being of its employees and clinical trial patients to comply with guidance from federal, state, and local authorities, while working to ensure the sustainability of its business operations as this unprecedented situation continues to evolve. In mid-March, the Company transitioned to a company-wide work from home policy. Business-critical activities continue to be subject to heightened precautions to ensure safety of employees. The Company continues to assess its policies, business continuity plans and employee support.

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

Notes to Consolidated Financial Statements
(unaudited)

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the six months ended December 31, 2020, the Company recorded a gain of $1,623,795 related to the termination of the AMAG License Agreement. In connection with the termination agreement, the Company has a receivable balance due from AMAG of $4,300,000 as of December 31, 2020. For the three and six months ended December 31, 2019, the Company reported $20,610 and $117,989, respectively in revenue related to the AMAG License Agreement.

 (2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2020 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $71,986,985 and $82,406,697 in a money market account at December 31, 2020 and June 30, 2020, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,478,846 and $2,452,845 as of December 31, 2020 and June 30, 2020, respectively.

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

Revenue Recognition – The Company principally sells Vyleesi to specialty pharmacies and payment is currently made within approximately 30 days. The specialty pharmacies subsequently resell the products to healthcare providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with healthcare providers and payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Gross product sales were offset by product sales allowances for the three and six months ended December 31, 2020 as follows:

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020

Gross product sales	$943,950	$1,753,050
Provision for product sales allowances and accruals	(1,107,921)	(2,205,581)
Net sales	$(163,971)	$(452,531)

For licenses of intellectual property, the Company assesses at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. The Company needs to determine if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the nonrefundable, upfront license fees will be recognized over time, the Company will need to assess the appropriate method of measuring proportional performance.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

For the three and six months ended December 31, 2020 and 2019, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2020 and 2019 was 37,207,984 and 33,143,857, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 6,798,625 and 6,167,750 vested restricted stock units that had not been issued as of December 31, 2020 and 2019, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Translation of foreign currencies - Transactions denominated in currencies other than the Company’s functional currency (US Dollar) are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

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

Following the satisfaction of certain conditions to closing, the AMAG License Agreement became effective on February 2, 2017, and AMAG paid the Company $60,000,000 as a one-time initial payment. Under the AMAG License Agreement, AMAG reimbursed the Company $25,000,000 for reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with development and regulatory activities necessary to file a New Drug Application (“NDA”) for Vyleesi for HSDD in the United States.

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

Effective July 24, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with AMAG terminating the AMAG License Agreement. Under the terms of the Termination Agreement, the Company has regained all development and commercialization rights for Vyleesi in the Territory. AMAG made a $12,000,000 payment to the Company at closing of the Termination Agreement and will make a $4,300,000 payment to the Company on March 31, 2021. The Company recorded a liability related to estimated losses on inventory purchase commitments of $18,194,000 as well as accrued expenses for an inventory production run obligation assumed of $2,300,000. As a result, the Company recorded a net gain for the Termination Agreement of $1,623,795. The Company has assumed all Vyleesi manufacturing agreements, and AMAG transferred information, data, and assets related exclusively to Vyleesi to the Company, including existing inventory with a fair value of $5,817,795.

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

(9)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2020	2020
Clinical / regulatory costs	$46,278	$43,625
Insurance premiums	63,018	84,741
Vyleesi contractual advances	1,500,000	-
Other	947,615	609,850
	$2,556,911	$738,216

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2020:
Money Market Account	$71,986,985	$71,986,985	$-	$-
June 30, 2020:
Money Market Account	$82,406,697	$82,406,697	$-	$-

(11)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31	June 30,
	2020	2020
Clinical / regulatory costs	$247,623	$1,722,729
Other research related expenses	1,322,411	586,185
Professional services	63,606	217,662
Inventory purchases	2,300,000	-
Selling expenses	681,694	-
Other	184,227	372,521
	$4,799,561	$2,899,097

(12)
NOTES PAYABLE:

On July 2, 2015, the Company closed on a $10,000,000 venture loan led by Horizon Technology Finance Corporation (“Horizon”). The debt facility was a four-year senior secured term loan that bore interest at a floating coupon rate of one-month LIBOR (floor of 0.50%) plus 8.50% and provided for interest-only payments for the first eighteen months followed by monthly payments of principal of $333,333 plus accrued interest through August 1, 2019. The lenders also received five-year immediately exercisable Series G warrants to purchase 549,450 shares of the Company’s common stock exercisable at an exercise price of $0.91 per share. The Company recorded a debt discount of $305,196 equal to the fair value of these warrants at issuance, which were amortized to interest expense over the term of the related debt. This debt discount was offset against the note payable balance and was included in additional paid-in capital on the Company’s balance sheet. In addition, a final incremental payment of $500,000 was due on August 1, 2019. This final incremental payment was accreted to interest expense over the term of the related debt and was included in other current liabilities on the consolidated balance sheet. The Company incurred $146,115 of costs in connection with the loan agreement. These costs were capitalized as deferred financing costs and were offset against the note payable balance. These debt issuance costs were amortized to interest expense over the term of the related debt. During the six months ended December 31, 2019, the loan matured, and on July 31, 2019, the Company made the final incremental payment of $500,000.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

(13)
COMMITMENTS AND CONTINGENCIES

As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement and Ypsomed. Agreement as of December 31, 2020:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$12,344,200	$1,010,250	$9,279,550	$2,054,400

As of December 31, 2020, the Company has $1,010,250 and $10,837,300 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

The commitment contractual obligation amounts above are denominated in Swiss Francs and Euros and have been translated using period end exchange rates. The Company may experience a negative impact on future earnings and equity solely as a result of future foreign currency exchange rate fluctuations.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Proceeds raised under the 2019 Equity Distribution Agreement are as follows:

	Six Months Ended December 31, 2020		Three Months Ended December 31, 2019		Six Months Ended December 31, 2019		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	-	$-	1,238,040	$1,058,524	1,895,934	$1,723,194	9,460,509	$12,330,242
Fees	-	-	-	(31,756)	-	(51,696)	-	(369,908)
Expenses	-	-	-	(25,000)	-	(90,000)	-	(90,000)
Net proceeds	-	$-	1,238,040	$1,001,768	1,895,934	$1,581,498	9,460,509	$11,870,334

Stock Purchase Warrants – On September 13, 2019, the Company’s Board of Directors approved a plan to offer to purchase and terminate certain outstanding common stock purchase warrants through privately negotiated transactions. The purchase and termination program has no time limit and may be suspended for periods or discontinued at any time.

During the three and six months ended December 31, 2019, the Company entered into several warrant termination agreements to repurchase and cancel the following previously issued Series F, Series H and Series J warrants for the following aggregate buyback prices:

	Three months ended		Six months ended
	December 31, 2019		December 31, 2019
	Warrants	Buyback price	Warrants	Buyback price
Series F Warrants	297,352	$62,712	297,352	$62,712
Series H Warrants	992,387	390,600	1,466,432	577,373
Series J Warrants	1,908,080	760,657	4,774,889	1,907,381
	3,197,819	$1,213,969	6,538,673	$2,547,466

During the three months ended December 31, 2019, the Company issued 26,861 shares of common stock upon the cashless exercise provisions of 666,666 Series D warrants at an exercise price of $0.75 per share.

Stock Options – For the three and six months ended December 31, 2020, the Company recorded stock-based compensation related to stock options of $473,963 and $955,785, respectively. For the three and six months ended December 31, 2019, the Company recorded stock-based compensation related to stock options of $334,564 and $678,724, respectively.

A summary of stock option activity is as follows:
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2020	19,902,450	$0.76	7.4	$380,514

Granted	154,500	0.58
Forfeited	(409,700)	0.74
Exercised	-	-
Expired	(14,000)	1.70
Outstanding - December 31, 2020	19,633,250	$0.76	6.9	$1,528,406

Exercisable at December 31, 2020	11,467,325	$0.78	5.5	$823,986

Expected to vest at December 31, 2020	8,165,925	$0.74	8.8	$704,420

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

Also included in the table above are 1,075,000 and 117,500 performance-based options granted in December 2017 to executive officers and employees, respectively, which were eligible to vest during a performance period ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options was $602,760. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing of Vyleesi, 30% of the target number of options vested in June 2018 and 50% of the target number of options vested in June 2019 upon FDA approval of Vyleesi. During the three months ended December 31, 2020, the performance period ended for the remaining performance-based stock options. As a result, 240,000 unearned stock options were forfeited and added back to the Company’s 2011 Stock Incentive Plan (“2011 Stock Plan”) and available for future grant.

Restricted Stock Units – For the three and six months ended December 31, 2020, the Company recorded stock-based compensation related to restricted stock units of $388,720 and $728,072, respectively. For the three and six months ended December 31, 2019, the Company recorded stock-based compensation related to restricted stock units of $470,372 and $953,947, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

A summary of restricted stock unit activity is as follows:

RSUs
Outstanding at July 1, 2020	12,965,570
Granted	-
Forfeited	(361,550)
Vested	(936,215)
Outstanding at December 31,2020	11,667,805

Included in outstanding restricted stock units in the table above 6,798,625 vested shares that have not been issued as of December 31, 2020 due to a provision in the restricted stock unit agreements to delay delivery.

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

In December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which were eligible to vest during a performance period, ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards was $913,750 and $569,500, respectively. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing for Vyleesi, 30% of the target number of shares vested in June 2018. Pursuant to the FDA approval of Vyleesi, 50% of the target number of shares vested in June 2019. During the three months ended December 31, 2020, the performance period ended for the remaining performance based restricted stock units. As a result, 319,500 unearned restricted stock units were forfeited and added back to the 2011 Stock Plan and available for future grant.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2020, have not changed during the three and six months ended December 31, 2020 with the exception of product revenue, inventory and purchase commitment liabilities. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported carrying value of inventory and purchase commitment liabilities. Actual results may differ from these estimates under different assumptions or conditions. In addition to the policies related to the carrying value of inventory and purchase commitment liabilities, we believe that our accounting policies and estimates relating to revenue recognition, accrued expenses and stock-based compensation are the most critical.

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
Vyleesi® (bremelanotide) MC4r Agonist
Hypoactive Sexual Desire Disorder
PL9643 MCr Agonist
Dry Eye Disease
PL9643 MCR Agonist
Second Front of the Eye Indication
MCr Agonist
Non-Infectious Uveitis
PL8177 MC1r Agonist (Oral)
Inflammatory Bowel Disease
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

Results of Operations

Three and Six Months Ended December 31, 2020 Compared to the Three and Six Months Ended December 31, 2019:

Revenues – For the three and six months ended December 31, 2020 we recognized $(163,971) and $(452,531) in product revenue, net of allowances as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 (see Note 3 of our accompanying consolidated financial statements). For the six months ended December 31, 2020, we recognized no contract and license revenue compared to $20,610 and $117,989 for the three and six months ended December 31, 2019, respectively pursuant to our prior license agreement with AMAG.

Research and Development – Research and development expenses were $4,011,418 and $6,935,269 for the three and six months ended December 31, 2020, respectively compared to $3,257,624 and $6,385,113 for the three and six months ended December 31, 2019, respectively. The increase for the three and six months ended December 31, 2020, as compared to the three and six months ended December 31, 2019, is related to the overall increase in spending on our  MCr programs.

Research and development expenses related to our Vyleesi, PL3994, MCr programs, and other preclinical programs were $2,999,920 and $4,872,225 for the three and six months ended December 31, 2020, respectively compared to $2,359,516 and $4,657,058 for the three and six months ended December 31,2019, respectively. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,011,498 and $2,063,044 for the three and six months ended December 31, 2020, respectively, compared to $898,108 and $1,728,055 for the three and six months ended December 31, 2019, respectively. The increase in general research and development spending for the three and six months ended December 31, 2020 compared to the three and six months ended December 31, 2019 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to December 31, 2020 was approximately $311,900,000 on our Vyleesi program and approximately $161,100,000 on all our other programs (which include PL3994,  MCr programs, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2020, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Cost of Products Sold – Cost of products sold was $29,400 and $54,600 for the three and six months ended December 31, 2020.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $5,044,913 and $7,376,519 for the three and six months ended December 31, 2020, respectively, compared to $2,404,093 and $4,236,535 for the three and six months ended December 31, 2019, respectively. The increase in selling, general and administrative expenses for the three and six months ended December 31, 2020 is primarily attributable to selling expenses related to Vyleesi and an increase in compensation related expenses offset by the final payment made in connection with the Greenhill agreement during the three months ended December 31, 2019.

Gain on License Termination Agreement - For the six months ended December 31, 2020, we recorded a gain of $1,623,795 as a result of the Vyleesi Termination Agreement. (see Note 5 of the accompanying consolidated financial statements).

Other (Expense) Income – Total other expense, net was $742,073 and $737,427 for the three and six months ended December 31, 2020, respectively, compared to total other income, net of $397,480 and $759,083 for the three and six months ended December 31, 2019, respectively. For the three and six months ended December 31, 2020 we recognized $745,002 of foreign currency exchange loss and interest expense of $1,871 and $9,360, respectively, offset by $4,800 and $16,935, respectively of investment income. For the three and six months ended December 31, 2019, we recognized $399,982 and $770,636, respectively, of investment income offset by $2,502 and $11,553, respectively, of interest expense. The increase in other expense is a result of unrealized foreign currency losses on our inventory purchase commitments and lower investment income as a result of lower interest rates due to the COVID-19 pandemic.

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

During the six months ended December 31, 2020, net cash used in operating activities was $10,607,131 compared to cash provided by operating activities of $49,914,993 for the six months ended December 2019. The difference in cash used in operations for the six months ended December 31, 2020 compared to cash provided by operating activities for the six months ended December 31, 2019 was primarily related to the timing of the receipt of payments related to our license agreement with AMAG, including payments related to the FDA’s approval of Vylessi.

During the six months ended December 31, 2020, net cash used in investing activities was zero compared to $62,880 for the six months ended December 31, 2019 for the purchase of equipment.

During the three months ended December 31, 2020, net cash used in financing activities was $89,029, which consisted of payment of withholding taxes related to restricted stock units. During the six months ended December 31, 2019, net cash used in financing activities was $1,903,055, which consisted of payment on a note payable obligation of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $104,236 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2020, our cash and cash equivalents were $72,156,110 and our current liabilities were $7,249,643.

We intend to utilize existing capital resources for general corporate purposes and working capital, establishing marketing and distribution capabilities for Vyleesi in the United States, preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least twelve months from the date of issuance of these financial statements. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021 and beyond.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vylessi in the United States and continue to develop our natriuretic peptide and MC1r product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

We have entered into various contractual obligations and commercial commitments. The following table summarizes our most significant contractual obligations as of December 31, 2020:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$12,344,200	$1,010,250	$9,279,550	$2,054,400
Operating leases	1,254,247	318,407	803,322	132,518
	$13,598,447	$1,328,657	$10,082,872	$2,186,918

The commitment contractual obligation amounts above are denominated in Swiss Francs and Euros and have been translated using period end exchange rates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 14,213 shares were withheld during the three months ended December 31, 2020 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of those units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1, 2020 through October 31, 2020	-	$-	-	-
November 1, 2020 through November 30, 2020	-	-	-	-
December 1, 2020 through December 31, 2020	14,213	0.79	-	-
Total	14,213	$0.79	-	-

(1) Consists solely of 14,213 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 16, 2021	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 16, 2021	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)