Form 10-Q
period 2021-03-31
PALATIN TECHNOLOGIES INC
filed 2021-05-14
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 13, 2021): 230,049,691

PALATIN TECHNOLOGIES, INC .
Table of Contents

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

●
Our ability to successfully develop our MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$68,641,312	$82,852,270
Accounts receivable	1,869,120	-
Inventories	6,114,718	-
Prepaid expenses and other current assets	2,760,242	738,216
Total current assets	79,385,392	83,590,486

Property and equipment, net	107,376	140,216
Right-of-use assets	1,322,326	1,266,132
Other assets	56,916	56,916
Total assets	$80,872,010	$85,053,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$864,012	$715,672
Accrued expenses	5,197,759	2,899,097
Short-term operating lease liabilities	347,070	312,784
Other current liabilities	3,628,000	-
Total current liabilities	10,036,841	3,927,553

Long-term operating lease liabilities	986,175	953,348
Other long-term liabilities	6,972,832	-
Total liabilities	17,995,848	4,880,901

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of March 31, 2021 and June 30, 2020	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 230,049,691 shares as of March 31, 2021 and 229,258,400 shares as of June 30, 2020	2,300,497	2,292,584
Additional paid-in capital	398,436,738	396,079,127
Accumulated deficit	(337,861,113)	(318,198,902)
Total stockholders’ equity	62,876,162	80,172,849
Total liabilities and stockholders’ equity	$80,872,010	$85,053,750

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

REVENUES
Product revenue, net	$88,741	$-	$(363,790)	$-
License and contract	-	-	-	117,989
	88,741	-	(363,790)	117,989
OPERATING EXPENSES
Cost of products sold	55,440	-	110,040	-
Research and development	2,509,490	3,641,250	9,444,759	10,026,363
Selling, general and administrative	4,010,055	2,072,032	11,386,574	6,308,567
Gain on license termination agreement	-	-	(1,623,795)	-
Total operating expenses	6,574,985	5,713,282	19,317,578	16,334,930

Loss from operations	(6,486,244)	(5,713,282)	(19,681,368)	(16,216,941)

OTHER INCOME (EXPENSE)
Investment income	2,834	331,285	19,769	1,101,921
Foreign currency gain	753,750	-	8,748	-
Interest expense	-	(278)	(9,360)	(11,831)
Total other income (expense), net	756,584	331,007	19,157	1,090,090
NET LOSS	$(5,729,660)	$(5,382,275)	$(19,662,211)	$(15,126,851)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.08)	$(0.06)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	236,832,283	235,322,087	236,525,514	234,449,813

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
		(unaudited)

Three Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, December 31, 2020	4,030	$40	230,034,307	$2,300,343	$397,666,196	$(332,131,453)	$67,835,126
Stock-based compensation	-	-	21,875	219	775,086	-	775,305
Withholding taxes related to restricted stock units	-	-	(6,491)	(65)	(4,544)	-	(4,609)
Net loss	-	-	-	-	-	(5,729,660)	(5,729,660)
Balance, March 31, 2021	4,030	$40	230,049,691	$2,300,497	$398,436,738	$(337,861,113)	$62,876,162

Nine Months Ended March 31, 2021

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2020	4,030	$40	229,258,400	$2,292,584	$396,079,127	$(318,198,902)	$80,172,849
Stock-based compensation	-	-	958,090	9,581	2,449,581	-	2,459,162
Withholding taxes related to restricted stock units	-	-	(166,799)	(1,668)	(91,970)	-	(93,638)
Net loss	-	-	-	-	-	(19,662,211)	(19,662,211)
Balance, March 31, 2021	4,030	$40	230,049,691	$2,300,497	$398,436,738	$(337,861,113)	$62,876,162

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
		(unaudited)

Three Months Ended March 31, 2020

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

Nine Months Ended March 31, 2020

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,662,211)	$(15,126,851)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	38,561	50,759
Cash received in excess of gain on termination agreement	14,676,205	-
Non-cash interest expense	-	438
Decrease in right-of-use asset	240,580	220,078
Unrealized foreign currency transaction gains	(8,748)	-
Stock-based compensation	2,459,162	2,334,797
Changes in operating assets and liabilities:
Accounts receivable	(1,869,120)	60,265,970
Prepaid expenses and other assets	(2,022,026)	(38,154)
Inventories	(296,923)	-
Accounts payable	148,340	1,107,377
Accrued expenses	(1,338)	(1,191,455)
Operating lease liabilities	(229,661)	(220,078)
Other liabilities	(7,584,420)	-
Net cash (used in) provided by operating activities	(14,111,599)	47,402,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,721)	(62,880)
Net cash used in investing activities	(5,721)	(62,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(93,638)	(104,236)
Payment on notes payable obligations	-	(832,851)
Warrant repurchases	-	(2,547,466)
Proceeds from the sale of common stock,
net of costs	-	1,581,498
Net cash used in financing activities	(93,638)	(1,903,055)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,210,958)	45,436,946

CASH AND CASH EQUIVALENTS, beginning of period	82,852,270	43,510,422

CASH AND CASH EQUIVALENTS, end of period	$68,641,312	$88,947,368

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,360	$8,132

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2021 of $337,861,113 and a net loss for the three and nine months ended March 31, 2021 of $5,729,660 and $19,662,211, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2021, the Company’s cash and cash equivalents were $68,641,312 and current liabilities were $10,036,841. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Management believes that the Company’s cash and cash equivalents as of March 31, 2021 will be sufficient to fund its current operating plans through at least twelve months from the date of issuance of these consolidated financial statements. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

The Company may seek the additional capital necessary to fund its operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. Additional capital that is required by the Company may not be available on reasonable terms, or at all.

In March 2020, the World Health Organization declared COVID-19, a disease caused by a novel strain of coronavirus, a pandemic. The Company has taken steps to ensure the safety and well-being of its employees and clinical trial patients to comply with guidance from federal, state, and local authorities, while working to ensure the sustainability of its business operations as this unprecedented situation continues to evolve. In mid-March 2020, the Company transitioned to a company-wide work from home policy. Business-critical activities continue to be subject to heightened precautions to ensure safety of employees. The Company continues to assess its policies, business continuity plans, and employee support.

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

The Company cannot be certain what the overall impact of the COVID-19 pandemic, including resurgence of cases in the United States, will be on its business and it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during fiscal 2021 and beyond.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution. For the nine months ended March 31, 2021, the Company recorded a gain of $1,623,795 related to the termination of the AMAG License Agreement. For the nine months ended March 31, 2020, the Company reported $117,989 in revenue related to the AMAG License Agreement.

 (2)
BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2021 may not necessarily be indicative of the results of operations expected for the full year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $68,452,269 and $82,406,697 in a money market account at March 31, 2021 and June 30, 2020, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company. Currently accounts receivable are due exclusively from AMAG.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,491,405 and $2,452,845 as of March 31, 2021 and June 30, 2020, respectively.

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

The Company extended its lease for existing laboratory space through October 31, 2023 and during the three months ended March 31, 2021 recorded an additional $296,774 in ROU assets and lease obligations. The Company also has operating leases for office space, which expires on June 30, 2025, copier equipment that expire on October 15, 2021, and phone equipment that expire on June 30, 2023.

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

Revenue from product sales is recognized when control is transferred to the customer, which generally occurs at the point in time when the goods are shipped. In instances when the Company performs shipping and handling activities, these are considered fulfillment activities, and accordingly, the costs are accrued when the related revenue is recognized.

The Company records product revenues net of allowances for direct and indirect fees, discounts, estimated chargebacks and rebates. Product sales are also subject to return rights, which have not been significant to date.

Gross product sales were offset by product sales allowances for the three and nine months ended March 31, 2021 as follows:

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021

Gross product sales	$1,780,020	$3,533,070
Provision for product sales allowances and accruals	(1,691,279)	(3,896,860)
Net sales	$88,741	$(363,790)

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the date of grant or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the date of grant or for stock options, the value determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

For the three and nine months ended March 31, 2021 and 2020, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2021 and 2020 was 37,336,040 and 33,166,477, respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements
(unaudited)

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 6,776,750 and 6,079,250 vested restricted stock units that had not been issued as of March 31, 2021 and 2020, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

 (5)
AGREEMENTS WITH AMAG

On January 8, 2017, the Company entered into the AMAG License Agreement pursuant to which the Company granted AMAG (i) an exclusive license in all countries of North America (the “Territory”), with the right to grant sub-licenses, to research, develop, and commercialize products containing Vyleesi (each a “Product”, and collectively, “Products”), (ii) a non-exclusive license in the Territory, with the right to grant sub-licenses, to manufacture the Products, and (iii) a non-exclusive license in all countries outside the Territory, with the right to grant sub-licenses, to research, develop, and manufacture (but not commercialize) the Products.

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

Effective July 24, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with AMAG terminating the AMAG License Agreement. Under the terms of the Termination Agreement, the Company has regained all development and commercialization rights for Vyleesi in the Territory. AMAG made a $12,000,000 payment to the Company at closing of the Termination Agreement and a $4,300,000 payment to the Company on March 31, 2021. The Company recorded a liability related to estimated losses on inventory purchase commitments of $18,194,000 as well as accrued expenses for an inventory production run obligation assumed of $2,300,000. As a result, the Company recorded a net gain for the Termination Agreement of $1,623,795. The Company has assumed all Vyleesi manufacturing agreements, and AMAG transferred information, data, and assets related exclusively to Vyleesi to the Company, including existing inventory with a fair value of $5,817,795.

Under the Termination Agreement, AMAG provided certain transitional services to the Company for a period to ensure continued patient access to Vyleesi during the transition back to the Company. The Company is reimbursing AMAG for the agreed upon costs of the transition services.

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

(9)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	June 30,
	2021	2020
Clinical / regulatory costs	$313,761	$43,625
Insurance premiums	39,377	84,741
Vyleesi contractual advances	1,200,000	-
Other	1,207,104	609,850
	$2,760,242	$738,216

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2021:
Money Market Account	$68,452,269	$68,452,269	$-	$-
June 30, 2020:
Money Market Account	$82,406,697	$82,406,697	$-	$-

(11)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2021	2020
Clinical / regulatory costs	$325,546	$1,722,729
Other research related expenses	854,176	586,185
Professional services	60,047	217,662
Inventory purchases	2,300,000	-
Selling expenses	1,542,475	-
Other	115,515	372,521
	$5,197,759	$2,899,097

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

Notes to Consolidated Financial Statements
(unaudited)

(13)
COMMITMENTS AND CONTINGENCIES

As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed. Agreement as of March 31, 2021:

	Total	Current	1-3 Years	4-5 Years
Inventory purchase commitments	$11,072,000	$3,628,000	$6,484,000	$960,000

As of March 31, 2021, the Company has $3,628,000 and $6,972,832 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

Proceeds raised under the 2019 Equity Distribution Agreement are as follows:

	Nine Months Ended March 31, 2021		Nine Months Ended March 31, 2020		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	-	$-	1,895,934	$1,723,194	9,460,509	$12,330,242
Fees	-	-	-	(51,696)	-	(369,908)
Expenses	-	-	-	(90,000)	-	(90,000)
Net proceeds	-	$-	1,895,934	$1,581,498	9,460,509	$11,870,334

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

Stock Options – For the three and nine months ended March 31, 2021, the Company recorded stock-based compensation related to stock options of $453,439 and $1,409,224, respectively. For the three and nine months ended March 31, 2020, the Company recorded stock-based compensation related to stock options of $348,880 and $1,027,604, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2020	19,902,450	$0.76	7.4	$380,514

Granted	409,500	0.69
Forfeited	(487,126)	0.75
Exercised	-	-
Expired	(14,000)	1.70
Outstanding - March 31, 2021	19,810,824	$0.76	6.7	$1,631,093

Exercisable at March 31, 2021	11,517,324	$0.78	5.2	$873,610

Expected to vest at March 31, 2021	8,293,500	$0.74	8.6	$757,483

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

Restricted Stock Units – For the three and nine months ended March 31, 2021, the Company recorded stock-based compensation related to restricted stock units of $321,866 and $1,049,938, respectively. For the three and nine months ended March 31, 2020, the Company recorded stock-based compensation related to restricted stock units of $353,246 and $1,307,193, respectively.

A summary of restricted stock unit activity is as follows:
RSUs
Outstanding at July 1, 2020	12,965,570
Granted	-
Forfeited	(411,068)
Vested	(958,090)
Outstanding at March 31, 2021	11,596,412

Included in outstanding restricted stock units in the table above are 6,776,750 vested shares that have not been issued as of March 31, 2021 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2020, have not changed during the three and nine months ended March 31, 2021 with the exception of product revenue, inventory, and purchase commitment liabilities. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported carrying value of inventory and purchase commitment liabilities. Actual results may differ from these estimates under different assumptions or conditions. In addition to the policies related to the carrying value of inventory and purchase commitment liabilities, we believe that our accounting policies and estimates relating to revenue recognition, accrued expenses, and stock-based compensation are the most critical.

Overview

We are a specialized biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

In January 2020, our North American licensee for Vyleesi® (bremelanotide injection), AMAG Pharmaceuticals, Inc. (“AMAG”), announced that it had completed a strategic review of its product portfolio and business strategy, and was pursuing options to divest its female health products, including Vyleesi. On July 27, 2020, Palatin and AMAG announced that they had mutually terminated the license agreement for Vyleesi effective July 24, 2020, and that we were assuming responsibility for manufacturing, marketing, and distribution of Vyleesi in North America, including the United States.

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

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions, and therapeutic agents modulating this system have potential to treat fibrotic diseases, cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis, heart failure, acute asthma, pulmonary diseases, and hypertension. We have designed and are developing potential NPR candidate drugs selective for one or more different natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

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

Results of Operations

Three and Nine Months Ended March 31, 2021 Compared to the Three and Nine Months Ended March 31, 2020:

Revenues – For the three and nine months ended March 31, 2021 we recognized $88,741 and $(363,790) in product revenue, net of allowances as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 (see Note 3 of our accompanying consolidated financial statements). For the nine months ended March 31, 2021, we recognized no contract and license revenue compared to $117,989 for the nine months ended March 31, 2020 pursuant to our prior license agreement with AMAG.

Research and Development – Research and development expenses were $2,509,490 and $9,444,759 for the three and nine months ended March 31, 2021, respectively, compared to $3,641,250 and $10,026,363 for the three and nine months ended March 31, 2020, respectively. The decrease for the three and nine months ended March 31, 2021, as compared to the three and nine months ended March 31, 2020, is related to the overall decrease in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $1,381,864 and $6,254,088 for the three and nine months ended March 31, 2021, respectively, compared to $2,801,779 and $7,458,837 for the three and nine months ended March 31, 2020, respectively. The decrease is primarily related to a decrease in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,127,626 and $3,190,671 for the three and nine months ended March 31, 2021, respectively, compared to $839,471 and $2,567,526 for the three and nine months ended March 31, 2020, respectively. The increase in general research and development spending for the three and nine months ended March 31, 2021 compared to the three and nine months ended March 31, 2020 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to March 31, 2021 was approximately $311,900,000 on our Vyleesi program and approximately $163,600,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2020, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Cost of Products Sold – Cost of products sold was $55,440 and $110,040 for the three and nine months ended March 31, 2021, respectively.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $4,010,055 and $11,386,574 for the three and nine months ended March 31, 2021, respectively, compared to $2,072,032 and $6,308,567 for the three and nine months ended March 31, 2020, respectively. The increase in selling, general and administrative expenses for the three and nine months ended March 31, 2021 is primarily attributable to selling expenses related to Vyleesi and an increase in compensation related expenses offset by the final payment made in connection with the Greenhill agreement during the nine months ended March 31, 2020.

Gain on License Termination Agreement - For the nine months ended March 31, 2021, we recorded a gain of $1,623,795 as a result of the Vyleesi Termination Agreement. (see Note 5 of the accompanying consolidated financial statements).

Other Income (Expense) – Total other income, net was $756,584 and $19,157 for the three and nine months ended March 31, 2021, respectively, compared to total other income, net of $331,007 and $1,090,090 for the three and nine months ended March 31, 2020, respectively. For the nine months ended March 31, 2021, we recognized investment income of $19,769 and unrealized foreign currency gain of $8,748 offset by $9,360 of interest expense. For the nine months ended March 31, 2020, we recognized $1,101,921 of investment income offset by $11,831 of interest expense. The decrease in other income (expense) for the nine months ended March 31, 2021 compared to the nine months ended March 31, 2020 is the result of lower interest rates. For the three months ended March 31, 2021, we recognized $753,750 of unrealized foreign currency gain and $2,834 of investment income. For the three months ended March 31, 2020, we recognized $331,285 of investment income offset by $278 of interest expense. The increase in other income (expense) for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is a result of an increase to foreign currency gain offset by lower interest rates.

Liquidity and Capital Resources

Since inception, we have generally incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaborative and license agreements.

Our product candidates are at various stages of development and will require significant further research, development, and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties, and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

During the nine months ended March 31, 2021, net cash used in operating activities was $14,111,599 compared to cash provided by operating activities of $47,402,881 for the nine months ended March 31, 2020. The difference in cash used in operations for the nine months ended March 31, 2021 compared to cash provided by operating activities for the nine months ended March 31, 2020 was primarily related to the timing of the receipt of payments related to our license agreement with AMAG, including payments related to the FDA’s approval of Vylessi.

During the nine months ended March 31, 2021, net cash used in investing activities was $5,721 compared to $62,880 for the nine months ended March 31, 2020 for the purchase of equipment.

During the nine months ended March 31, 2021, net cash used in financing activities was $93,638 which consisted of payment of withholding taxes related to restricted stock units. During the nine months ended March 31, 2020, net cash used in financing activities was $1,903,055, which consisted of payment on a note payable obligation of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $104,236 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2021, our cash and cash equivalents were $68,641,312 and our current liabilities were $10,036,841.

We intend to utilize existing capital resources for general corporate purposes and working capital, establishing marketing and distribution capabilities for Vyleesi in the United States, preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least twelve months from the date of issuance of these consolidated financial statements. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2021 and beyond.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vylessi in the United States and continue to develop our natriuretic peptide and MC1r product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2020, as updated in our Form 10-Q for the quarter ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 6,491 shares were withheld during the three months ended March 31, 2021 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of those units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1, 2021 through January 31, 2021	-	$-	-	-
February 1, 2021 through February 28, 2021	-	-	-	-
March 1, 2021 through March 31, 2021	6,491	0.71	-	-
Total	6,491	$0.71	-	-

(1) Consists solely of 6,491 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

*In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certification furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 14, 2021	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 14, 2021	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)