Form 10-K
period 2021-06-30
PALATIN TECHNOLOGIES INC
filed 2021-09-28
CIK 911216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

☑
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

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
Accelerated filer☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2020): $156,423,329

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 24, 2021): 231,258,137

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

●
our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States;

●
our ability to meet postmarketing commitments of the U.S. Food and Drug Administration (“FDA”);

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

●
the results of clinical trials with our late stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which is scheduled to enter Phase 3 clinical trials in the fourth quarter of calendar year 2021, and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which is also scheduled to enter Phase 2 clinical trials in the first half of calendar year 2022;

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

●
our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

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

Trademarks and Trade Names

Palatin Technologies® and Vyleesi® are registered trademarks of Palatin Technologies, Inc., and Palatin™ and the Palatin logo are trademarks of Palatin Technologies, Inc. Other trademarks referred to in this report are the property of their respective owners.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Risks Related to Our Financial Results and Need for Financing

●
We have a history of substantial net losses, including a net loss of $33.6 million for the year ended June 30, 2021, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

●
We will need additional funding, including funding to complete clinical trials for our product candidates, which additional funding may not be available on acceptable terms, if at all.

●
We have a limited operating history upon which to base an investment decision.

●
We have limited authorized shares available to raise additional capital through public or private equity offerings, which limits our ability to raise additional capital.

●
Raising additional capital may cause dilution to existing shareholders, restrict our operations or require us to relinquish rights.

Risks Related to Our Business, Strategy, and Industry

●
The commercial success of Vyleesi for HSDD is a component of our corporate strategy, but we and our licensees may never successfully commercialize Vyleesi for HSDD or obtain approvals in countries other than the United States.

●
Production and supply of Vyleesi and our product supplies depend on contract manufacturers over whom we do not have any control, and there may not be adequate supplies of Vyleesi.

●
The effect of COVID-19 and other possible pandemics and outbreaks could result in material adverse effects on our clinical trials, business, financial condition, and results of operations.

●
Our product candidates other than Vyleesi, including PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

●
If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

●
Even if our product candidates receive regulatory approval in the United States, they may never achieve market acceptance in the United States or approval outside the United States, in which case our business, financial condition and results of operation will be materially adversely affected.

●
If side effects emerge that can be linked to Vyleesi or any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

Risks Related to Government Regulation

●
Both before and after marketing approval, our product candidates are subject to ongoing regulatory requirements and, if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved commercial products could be suspended.

●
The FDA has required that two postmarketing studies and a clinical trial be conducted on Vyleesi, and our failure to timely complete studies or the clinical trial, and any adverse outcomes of the studies or trial, could result in withdrawal of Vyleesi from the market.

Risks Related to the Ownership of Our Common Stock

●
Our stock price is volatile and may fluctuate in a way that is disproportionate to our operating performance and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit.

●
Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

●
As of September 24, 2021 there were 39,896,902 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

PART I

Item 1. Business.

Our Business Overview

Palatin™ is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s strategy is to develop products and then form marketing collaborations with industry leaders to maximize product commercial potential.

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system has effects on inflammation and immune system response, food intake, metabolism, and sexual function. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

Our new product development activities in inflammation disease indications focus primarily on development of MCr peptides for ocular conditions, but also include conditions in the gut and kidney. Utilizing peptides which are agonists at MC1r, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. We believe that our MC1r agonist peptides have broad anti-inflammatory effects and utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor and small molecule MCr agonists.

Our U.S. Food and Drug Administration (“FDA”) approved melanocortin receptor agonist, Vyleesi® (bremelanotide injection), is an “as needed” therapy used in anticipation of sexual activity and self-administered in the thigh or abdomen via a single-use subcutaneous auto-injector by premenopausal women with hypoactive sexual desire disorder (“HSDD”). Vyleesi is the first FDA-approved melanocortin agent and the first and only FDA-approved as-needed treatment for premenopausal women with HSDD.

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions, and therapeutic agents modulating this system have potential to treat fibrotic diseases, cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis, heart failure, acute asthma, pulmonary diseases, and hypertension. We have designed and are developing potential NPR candidate drugs selective for one or more of the natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

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

●
Partially funding our product development programs with the cash flow generated from Vyleesi and existing license agreements, as well as any future research, collaboration, or license agreements; and

●
Completing development and seeking regulatory approval of certain of our other product candidates.

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

We have conducted preclinical animal studies with MC1r and multiple MCr peptide drug candidates for selected inflammatory disease and autoimmune indications. MC1r plays a role in many diseases, including inflammatory bowel disease and ocular indications such as uveitis, diabetic retinopathy, and dry eye disease. Work with rodent animal models have demonstrated therapeutic responses that are statistically significant compared to placebo, and that are equal to or superior to established positive controls in animal models. However, success in animal models does not necessarily mean that any of our drug candidates will be able to successfully treat diseases in human patients.

PL9643 for Dry Eye Disease and Anti-Inflammatory Ocular Indications. PL9643, a peptide melanocortin agonist active at multiple MCrs, including MC1r and MC5r, is our lead clinical development candidate for anti-inflammatory ocular indications, including dry eye disease, which is also known as keratoconjunctivitis sicca. Dry eye disease is a syndrome with symptoms including irritation, redness, discharge and blurred vision. It may result from an autoimmune disease such Sjögren’s syndrome, an ocular lipid or mucin deficiency, blink disorders, abnormal corneal sensitivity, or environmental factors. It is estimated to affect over 30 million people in the United States.

We have developed a PL9643 ophthalmic solution (topical eye drops) in a single use delivery device, and a Phase 3 clinical trial designed to support a New Drug Application (“NDA”) will start in the fourth quarter of calendar year 2021. Our Phase 2 clinical trial demonstrated improvements in both the signs and symptoms of dry eye disease in moderate to severe patients after just two weeks of treatment, with no adverse safety signals and excellent tolerability. We held an end-of-Phase 2 meeting with the FDA in June 2021, which included all aspects of the PL9643 development plan, including study design, endpoints, interim assessment, and patient population for the Phase 3 program. Preliminary data readout from the Phase 3 clinical trial is expected in the second half of calendar year 2022. If results of the initial Phase 3 clinical trial are positive, we will initiate a second Phase 3 clinical trial, with an NDA submitted to the FDA as early as the second half of calendar year 2023.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis. We have completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study, and a human microdose pharmacokinetic study to evaluate a polymer-enabled, delayed-release, oral formulation of PL8177.

For ulcerative colitis and other inflammatory bowel diseases we will administer PL8177 in our oral formulation to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1r present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that delivering PL8177 directly to MC1r in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects.

A Phase 2 study in ulcerative colitis using our polymer-enabled, delayed-release, oral formulation of PL8177 is scheduled to start in the first half of calendar year 2022, and may take up to one year to complete.

Melanocortin Peptides for Diabetic Retinopathy. We conducted preclinical studies with melanocortin peptides in diabetic retinopathy models and have selected a peptide candidate for further development work. We are working on a formulation for administration. If results support advancing the program, we will conduct required safety studies and manufacture drug product under Good Manufacturing Practices (“GMP”) regulations preparatory to filing an IND and initiating clinical studies.

Ocular Research Programs. We are conducting research in several additional ocular areas, including both front of the eye and back of the eye indications, exploring use of our compounds to treat additional indications.

Vyleesi for HSDD. Vyleesi, the registered trademark for bremelanotide injection, was approved by the FDA on June 21, 2019 for the treatment of premenopausal women with acquired, generalized HSDD. AMAG Pharmaceuticals, Inc. (“AMAG”), which had exclusively licensed Vyleesi for North America, initiated sales and marketing efforts for Vyleesi in the United States in August 2019, with a national launch in September 2019. In July 2020, Palatin and AMAG entered into a termination agreement, pursuant to which the license agreement was terminated, Palatin regained all North America rights for Vyleesi, and AMAG made a $12.0 million payment to Palatin at closing and a $4.3 million payment to Palatin in the first quarter of calendar 2021. Palatin assumed Vyleesi manufacturing agreements, and AMAG transferred information, data and assets related exclusively to Vyleesi, including existing inventory. AMAG provided certain transition services to Palatin for a period to ensure continued patient access to Vyleesi during the transition period, for which Palatin reimbursed AMAG for the agreed upon costs of the transition services.

Vyleesi faces competition primarily from Addyi® (flibanserin), which was introduced into the market in October 2015 for the treatment of HSDD in pre-menopausal women and is marketed by Sprout Pharmaceuticals, Inc. We are not aware of any company actively developing another melanocortin receptor agonist drug for the treatment of HSDD. However, we are aware of several other drugs at various stages of development, most of which are being developed for the treatment of HSDD that are to be taken on a chronic, typically once-daily, basis. There may be other companies developing new drugs for FSD indications other than HSDD, which may compete with Vyleesi, some of which may be in clinical trials in the U.S. or elsewhere. Vyleesi may also face competition with products prescribed “off-label” by healthcare providers.

Vyleesi is distributed nationally through specialty pharmacies. Our marketing strategy focuses on efforts to establish Vyleesi as the preferred option for women and healthcare providers seeking a treatment for HSDD, which we implement through media such as direct-to-consumer marketing in search and social media channels. We also focus our Vyleesi marketing efforts towards healthcare professionals, who play a significant role in increasing HSDD and Vyleesi awareness among their patients. As the commercial potential of Vyleesi is demonstrated, Palatin will explore licensing marketing and distribution rights for the United States to a marketing partner.

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

The most common adverse events which may occur with use of Vyleesi are nausea, flushing, injection site reactions, headache, and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

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

In conjunction with clinicians at a major research institution, we have entered into a Phase 2A clinical trial with PL3994 supported by a grant from the American Heart Association. We have conducted Phase 1 safety studies with PL3994, with no serious or severe adverse events. Consistent with the PL3994 mechanism of action, elevations in plasma cGMP levels, increased diuresis and increased natriuresis were all observed for several hours after single subcutaneous doses.

Because of the limited patent term remaining on PL3994, we do not intend to pursue PL3994 as a pharmaceutical product but are utilizing it to establish the mechanism of action and pharmaceutical utility of synthetic mimetics of ANP.

PL5028 for Cardiovascular and Fibrotic Disease. PL5028, an NPR-A agonist and NPR-binder we developed, is in preclinical development for cardiovascular and fibrotic diseases, including reducing cardiac hypertrophy and fibrosis. We have ongoing academic collaborations with several institutions with PL5028.

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

We have developed a series of proprietary technologies used in our drug development programs. One technology employs novel amino acid mimetics in place of selected amino acids. These mimetics provide the receptor-binding functions of conventional amino acids while providing structural, functional and physiochemical advantages. The amino acid mimetic technology is employed in PL3994.

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

The pharmaceutical and biotechnology industries are characterized by extensive research efforts and rapid technological change. Many biopharmaceutical companies have developed or are working to develop products similar to ours or that address the same markets. Such companies may succeed in developing technologies and products that are more effective or less costly than any of those that we may develop. Such companies may be more successful than us in developing, manufacturing, and marketing products.

We cannot guarantee that we will be able to compete successfully in the future or that developments by others will not render our proposed products under development or any future product candidates obsolete or noncompetitive or that our collaborators or customers will not choose to use competing technologies or products.

Vyleesi for Treatment of HSDD. There is competition and financial incentive to develop, market and sell drugs for the treatment of HSDD and other forms of FSD. Flibanserin, sold under the trade name Addyi, is the only drug other than Vyleesi currently approved in the United States for treatment of HSDD. Flibanserin, a non-hormonal oral serotonin 5-HT1A agonist, 5-HT2A antagonist, which requires chronic dosing, was approved by the FDA on August 18, 2015 for treatment of premenopausal women with HSDD. The FDA approval included a risk evaluation and mitigation strategy (“REMS”) because of the increased risk of severe hypotension and syncope due to the interaction between flibanserin and alcohol, and a Boxed Warning to highlight the risks of severe hypotension and syncope in patients who drink alcohol during treatment with flibanserin, in those who also use moderate or strong CYP3A4 inhibitors, and in those who have liver impairment. The Boxed Warning was modified by FDA in April 2019 to clarify that there remains a concern about consuming alcohol close in time to taking flibanserin, but that alcohol does not have to be avoided completely. Specifically, the Boxed Warning reflects women should discontinue drinking alcohol at least two hours before taking flibanserin at bedtime, or to skip the flibanserin dose that evening. We are aware of several other drugs at various stages of development, most of which are taken on a chronic, typically once-daily, basis. There are other companies reported to be developing new drugs for FSD indications, some of which may be in clinical trials in the United States or elsewhere. We are not aware of any other company actively developing a melanocortin receptor agonist drug for HSDD.

PL9643 for Anti-Inflammatory Ocular Indications. PL9643 is under development for dry eye diseases and may also have utility for other inflammatory ocular indications. Currently mild to moderate dry eye disease and other ocular inflammatory diseases may be treated with artificial tear eye drops, lubricating tear ointments, hot compresses or punctual plugs, and more severe disease may be treated with topical immunosuppressants such as cyclosporine ophthalmic emulsions, including Restasis® marketed in the United States by Allergan, Inc., or with drugs inhibiting inflammatory cell binding, such as lifitegrast, including Xiidra® marketed in the United States by Novartis. In addition, there are a number of drugs in clinical development for treatment of dry eye disease, with over 20 agents reported to be in or have completed Phase 2 development. Products under development include tumor necrosis factor agonists, alpha-2 adrenergic receptor agonist, calcineurin inhibitors, and nicotinic receptor agonists, among others. There are no reported MC1r agonist drugs in clinical trials by third parties for dry eye disease. If one or more of these competing product candidates is approved and either treats the signs and symptoms of dry eye disease or reduces the frequency of flares of dry eye in patients, it could reduce the market for PL9643 for dry eye disease.

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

Diabetic Retinopathy. FDA-approved drugs used in treatment of diabetic retinopathy include steroids and anti-vascular endothelial growth factor compounds. At least two different antibody fragment products are marketed in the United States in which either aflibercept or ranibizumab is the active pharmaceutical ingredient. Additional vascular endothelial growth factor inhibitors are in clinical trials or in preclinical development. There are no reported MC1r agonist drugs in clinical trials for diabetic retinopathy. If one or more of the competing product candidates under development is approved and can treat diabetic retinopathy with an acceptable side effect profile, it could reduce the market for MC1r peptide products for this indication.

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

PL5028 for Cardiovascular and Fibrotic Indications. We are evaluating potential clinical indications for PL5028 and have not determined a specific indication for initial studies. There are many approved drugs and drugs in clinical studies for cardiovascular diseases, including drugs that directly modulate the NPR system, such as nesiritide (sold under the trade name Natrecor®), a recombinant NPR-B peptide drug, and a combination drug comprised of sacubitril and valsartan (sold under the trade name Entresto®), which inhibits both the angiotensin II receptor and neprilysin, which is an enzyme that inactivates endogenous active natriuretic peptides. This combination drug results in increases of endogenous active natriuretic peptide levels. In addition, there are a number of approved drugs and drugs in development for treatment of cardiovascular and fibrotic diseases through mechanisms or pathways other than agonism of NPR-A.

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

We own three issued United States patents and a pending patent application in the United States for methods of treating FSD with Vyleesi, with related patents issued or pending in selected countries in Europe and Asia and in Australia and New Zealand. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Issued patents and pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.

We own two issued United States patents claiming the Vyleesi drug substance. One patent has expired, and the other patent, which would have otherwise expired in 2020, has been granted a five-year extension, the maximum period as compensation for patent term lost during drug development and the FDA regulatory review process, pursuant to the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments. This patent now expires on June 28, 2025. In addition, the claims of the outstanding patent covering Vyleesi may not provide meaningful protection. Further, third parties may challenge the validity or scope of any issued patent, and under the Hatch-Waxman Amendments, potentially receive approval of a competing generic version of our product or products even before a court rules on the validity or infringement of our patents.

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

We own two issued United States patents claiming the PL3994 substance and other natriuretic peptide receptor agonist compounds that we have developed and an issued United States patent claiming a precursor molecule to the PL3994 substance, both of which expire in 2027. Corresponding patents on the PL3994 substance and other natriuretic peptide receptor agonist compounds were issued in a number of countries throughout the world, but we will cease maintaining patents outside the United States. We also own an issued United States patent claiming use of the PL3994 substance for treatment of acute asthma and chronic obstructive pulmonary disease, which expires in 2031.

We have additional issued United States patents on melanocortin receptor specific peptides and small molecules, and on natriuretic peptide receptor agonist compounds, but we are not actively developing any product candidate covered by a claim of any of these patents.

We have filed patent applications under the Patent Cooperation Treaty claiming PL9643 and other peptides in development for ocular and inflammatory disease indications. If a patent is granted, the patents will have a presumptive term until 2041. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

U.S. Governmental Regulation of Pharmaceutical Products

General

Regulation by governmental authorities in the United States and other countries will continue to significantly impact our research, product development, manufacturing and marketing of any pharmaceutical products. The nature and the extent to which regulations apply to us will vary depending on the nature of any such products. Our potential pharmaceutical products will require regulatory approval by governmental agencies prior to commercialization. The products we are developing are subject to federal regulation in the United States, principally by the FDA under the Federal Food, Drug, and Cosmetic Act (“FFDCA”), and by state and local governments, as well as ministries of health and other authorities in foreign governments. Such regulations govern or influence, among other things, the research, development, testing, manufacture, safety and efficacy requirements, labeling, storage, recordkeeping, licensing, advertising, promotion, distribution and export of products, manufacturing, and the manufacturing process. In many foreign countries, such regulations also govern the prices charged for products under their respective national social security systems and availability to consumers.

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

●
submission to the FDA of an Investigational New Drug application (“IND”), which must be in effect before clinical trials may commence;

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

Clinical development is typically conducted in three sequential phases, Phases 1, 2, and 3, involving clinical trials with increasing numbers of human subjects. These phases may sometimes overlap or be combined. Phase 1 trials are performed in a small number of healthy human subjects or subjects with the targeted condition, and involve testing for safety, dosage tolerance, absorption, distribution, metabolism and excretion. Phase 2 studies, which may involve up to hundreds of subjects, seek to identify possible adverse effects and safety risks, preliminary information related to the efficacy of the product for specific targeted diseases, dosage tolerance, and optimal dosage. Finally, Phase 3 trials may involve up to thousands of individuals, often at geographically dispersed clinical trial sites, and are intended to provide the data demonstrating the effectiveness and safety required for approval. Prior to commencing Phase 3 clinical trials many sponsors elect to meet with FDA officials to discuss the conduct and design of the proposed trial or trials.

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

Even if the FDA approves a product, it may limit the approved uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a REMS, or otherwise limit the scope of any approval or limit labeling. Once it approves an NDA, the FDA may revoke or suspend the product approval if compliance with postmarketing regulatory commitments is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require postmarketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these postmarketing studies. The FDA and other government agencies have broad postmarket regulatory and enforcement powers, including the ability to levy civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and revoke approvals.

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

Postmarketing Regulation

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

Payers frequently employ a tiered system in reimbursing end users for pharmaceutical products, with tier designation affecting copay or deductible amounts. Vyleesi is classified as a Tier 3 drug by insurers covering Vyleesi. Thus, reimbursement is limited for Vyleesi for treatment of premenopausal women with HSDD. Flibanserin, sold under the trade name Addyi, is similarly classified as a Tier 3 drug. Less than full reimbursement by third-party payers may adversely affect the market acceptance of Vyleesi. Further, healthcare reimbursement systems vary from country to country, and third-party reimbursement might not be made available for Vyleesi for HSDD under other reimbursement systems.

Manufacturing and Marketing

To be successful, our proposed products will need to be manufactured in commercial quantities under GMP prescribed by the FDA and at acceptable costs. We do not have the facilities to manufacture any of our proposed products under GMP. We intend to rely on collaborators, licensees, or contract manufacturers for the commercial manufacture of our proposed products.

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

Our MC1r and MCr agonist product candidates are synthetic peptides. We have had a contract manufacturer make both the PL8177 and PL9643 peptides in suitable scale for toxicity studies and under GMP for clinical trial use. The PL8177 drug product for uveitis has been manufactured for clinical trial use, and manufacturing process development is ongoing for an oral formulation of PL8177 preparatory to manufacturing oral PL8177 drug product for clinical trial use. While the production process for making peptide active pharmaceutical ingredient involves well-established technology, there are a limited number of manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date. Manufacturing drug product, such as the oral formulation of PL8177, similarly may involve production, formulation and other problems not present in manufacturing at laboratory scale.

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

Employees

As of September 24, 2021 we employed 26 people full time, of whom 17 are engaged in research and development activities and nine are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

We rely on contractors and scientific consultants to work on specific research and development programs. We rely on consultants and contractors to provide services for marketing and distribution of Vyleesi. We also rely on independent organizations, advisors, and consultants to provide services, including aspects of manufacturing, testing, preclinical evaluation, clinical management, regulatory strategy, and market research. Our independent advisors, contractors and consultants sign agreements that provide for confidentiality of our proprietary information and that we have the rights to any intellectual property developed while working for us.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Financing

We have a history of substantial net losses, including a net loss of $33.6 million for the year ended June 30, 2021, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2021, we had an accumulated deficit of $351.8 million. We had $33.6 million in net loss for the year ended June 30, 2021, compared to $22.4 million in net loss for the year ended June 30, 2020. We may not sustain profitability in future years, depending on numerous factors, including profitability of Vyleesi, whether and when development and sales milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r, MCr and natriuretic peptide receptor products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Until we commenced selling Vyleesi in July 2020 upon termination of our license agreement with AMAG, since 2005 we have not had any products available for commercial sale and have not received any revenues from the sale of our product candidates. Because our marketing program for Vyleesi is relatively new, and because of the impact of COVID-19 on marketing outreach, we cannot accurately forecast sales of Vyleesi. However, we had negative sales after product allowances for the year ended June 30, 2021, and may have sales and marketing expenditures in excess of product sales in future years. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, and to date the only approved product is Vyleesi in the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates, primarily for ocular indications, and secondarily on our natriuretic peptide product candidates. As of June 30, 2021, we had cash and cash equivalents of $60.1 million, with current liabilities of $10.5 million. We believe we have sufficient existing capital resources to fund our planned operations through at least September 2022. We will need additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

While we completed Phase 3 clinical trials on Vyleesi for HSDD in premenopausal women, together with AMAG filed an NDA on Vyleesi for HSDD with the FDA, and received approval on Vyleesi from the FDA, we have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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

We have limited authorized shares available to raise additional capital through public or private equity offerings, which limits our ability to raise additional capital.

We are currently authorized to issue up to 300,000,000 shares of common stock, and approximately 90% of our authorized common stock is now issued, reserved for issuance on conversion of Series A preferred stock, or reserved for issuance under existing warrants, options, restricted stock units and stock incentive plans. The amount of common stock that is not issued or reserved for issuance is insufficient for future financings that will be required to continue product development and is insufficient for certain actions designed to increase value to stockholders, including, without limitation, strategic acquisitions or granting equity incentives to key employees or contractors. We may be required to raise required additional fund through alternative means which may ultimately be detrimental to existing stockholders, which may include:

●
issuance of preferred stock which would have rights and preferences superior to common stock, which may be more dilutive than issuing common stock;

●
entering into license or similar agreements relating to one or more of our products, which may require us to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms that are not favorable to us, and ultimately raise less money than through the issuance of common stock; and

●
entering into debt facilities and/or product-specific financing agreements with financial or investment institutions, which may significantly reduce prospective upfront license or similar payments and revenues or royalties on the sale of our products.

Raising additional capital may cause dilution to existing shareholders, restrict our operations, or require us to relinquish rights.

We may seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing shareholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Risks Related to Our Business, Strategy, and Industry

The commercial success of Vyleesi for HSDD is a component of our corporate strategy, but we and our licensees may never successfully commercialize Vyleesi for HSDD or obtain approvals in countries other than the United States.

We invested most of our efforts and financial resources in the research and development of Vyleesi for HSDD until it was approved by the FDA in June 2019. Since July 24, 2020, the effective date of the termination of our license agreement with AMAG for Vyleesi, we have been responsible for manufacturing, marketing, and distribution of Vyleesi in the United States. We licensed all rights to commercialize Vyleesi in China to Fosun and in Korea to Kwangdong. We have not yet received regulatory approval to commercialize Vyleesi in China or Korea, and regulatory approval in these countries cannot be assured.

Our near-term prospects, including our ability to finance our company and generate revenue, will be impacted by the successful commercialization of Vyleesi for HSDD, as well as preclinical and clinical results with our future product candidates. The clinical and commercial success of Vyleesi and our product candidates will depend on a number of factors, including the following:

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

●
our ability to successfully manufacture Vyleesi for worldwide markets;

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

●
whether our stockholders agree, in a future meeting, to increase our authorized shares of common stock to permit us to implement future financings to ensure the advancement of our development programs and for possible acquisitions of other product assets or companies;

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

The effect of COVID-19 and other possible pandemics and outbreaks could result in material adverse effects on our clinical trials, business, financial condition. and results of operations.

We have active and planned clinical trial sites in the United States and planned clinical trial sites in Europe, and our licensees have planned clinical trial sites in Asia-Pacific countries. As the COVID-19 pandemic continues around the globe, we will likely experience disruptions that could severely impact our planned clinical trials, including Phase 3 clinical trials with PL9643 in the United States for dry eye disease, a Phase 2 clinical trial with PL8177 for ulcerative colitis, a Phase 2 clinical trial with PL3994, an NPR-A agonist, in heart failure patients in collaboration with two major academic medical centers, and clinical trials planned to be conducted in the People’s Republic of China and the Republic of Korea by our licensees for Vyleesi, Fosun and Kwangdong.

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

The COVID-19 pandemic may also result in the inability of our suppliers to deliver clinical drug supplies on a timely basis or at all. In addition, medical centers and hospitals may reduce staffing and reduce or postpone certain treatments in response to the spread of an infectious disease. Such events may result in a period of business disruption, and in reduced operations, or doctors and medical providers may be unwilling to participate in our clinical trials.

The COVID-19 pandemic and measures to prevent the spread of COVID-19 subject us to various risks and uncertainties that could materially adversely affect our clinical trials, business, financial condition, and results of operation, including the following:

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

●
changes in customer behavior and preferences for Vyleesi, as customers may experience financial difficulties or may delay or reduce their spending in light of COVID-19; and

●
the continuation or exacerbation of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

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

The extent to which the global COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions to contain or treat its impact, among others. The COVID-19 pandemic has adversely affected economies and financial markets worldwide, resulting in an economic downturn that could impact our business, financial condition, and results of operations, including our ability to obtain additional funding, if needed.

Our product candidates other than Vyleesi, including PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

Our product candidates, including PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

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

Regulatory approval for the marketing and sale of any of our product candidates does not assure the product’s commercial success. Any approved product will compete with other products manufactured and marketed by major pharmaceutical and other biotechnology companies. If any of our product candidates are approved by the FDA and do not achieve adequate market acceptance, our business, financial condition, and results of operations will be materially adversely affected. The degree of market acceptance of any such product will depend on a number of factors, including:

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

There is one other FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi, and started marketing in October 2015. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use drugs, we may not be able to realize this perceived advantage in the market. Vyleesi is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, Vyleesi as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of Vyleesi from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for flibanserin and erectile dysfunction (“ED”) drugs, and that the ultimate user may pay a substantial part of the cost of Vyleesi for HSDD. If the market opportunity for Vyleesi is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from Vyleesi. If Vyleesi for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition, and results of operations will be materially adversely affected.

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

Any of these events could substantially increase the costs and expenses of developing, commercializing, and marketing any such product candidates or could harm or prevent sales of any approved products.

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

Flibanserin, a daily-use oral drug sold under the trade name Addyi, has been approved by the FDA for HSDD in premenopausal women. There are other products reported as being developed for HSDD and other FSD indications, including oral combination drugs, some of which incorporate testosterone, antidepressants, or PDE-5 inhibitors. There is competition to develop drugs for treatment of HSDD and FSD in both premenopausal and postmenopausal patients. Our Vyleesi drug product is administered by subcutaneous injection, and an on-demand drug product for the same indication which utilizes another route of administration, such as a conventional oral drug product, may make subcutaneous Vyleesi noncompetitive.

There are a number of products approved for use in treating inflammatory diseases and indications, and other products are being developed, including products in clinical trials. The dry eye disease and ocular inflammatory disease markets are highly competitive, with a number of marketed products and products reported to be in late-stage clinical trials. Similarly, the inflammatory bowel disease and ulcerative colitis markets are highly competitive, with a number of marketed products and products reported to be in late-stage clinical trials.

In general, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to Vyleesi, MC1r product candidates, MCr product candidates and NPR product candidates. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution, and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing, and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than Vyleesi or our MC1r product candidates, MCr product candidates and NPR product candidates. In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

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

We do not have the facilities to manufacture our early-stage potential products such as PL8177, PL9643, PL3994 and other natriuretic peptide and melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

If we are unable to establish sales and marketing capabilities within our organization or enter into and maintain agreements with third parties to market and sell Vyleesi and our product candidates, we may be unable to generate product revenue.

We do not currently have any experience in sales, marketing, and distribution of pharmaceutical products. We are currently working to establish sales and marketing capabilities for Vyleesi in the United States, including through establishing agreements with third parties to market and sell Vyleesi. We may not be able to enter into suitable agreements on acceptable terms, if at all, with third parties to market and sell Vyleesi. Engaging a third party to perform these services could impede sales of Vyleesi. If we are unable to establish adequate sales, marketing, and distribution capabilities for Vyleesi, whether independently or with third parties, we may not be able to generate sufficient product revenue to support Vyleesi-associated costs and expenses, and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, we will be dependent on the performance of third parties over whom we have limited control.

If any of our products candidates are approved by the FDA or other regulatory authorities, we must enter into agreements with third parties to market these product candidates or develop marketing, distribution and selling capacity and expertise, which will be costly and time consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all. Engaging a third party to perform these services could delay the commercialization of any of our product candidates, if approved for commercial sale. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we could market and sell any products that we develop ourselves.

We need to hire additional employees in order to commercialize Vyleesi and our product candidates in the future. Any inability to manage future growth could harm our ability to commercialize Vyleesi and ultimately our product candidates, increase our costs and adversely impact our ability to compete effectively.

To commercialize Vyleesi and ultimately our product candidates, we will need to hire or contract with experienced sales and marketing personnel to sell and market those product candidates we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field.

Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional employees. Our future financial performance and our ability to commercialize our product candidates and to compete effectively will depend, in part, on our ability to manage any future growth effectively.

Our ability to achieve revenues from the sale of our products will depend, in part, on our ability to obtain adequate reimbursement from private insurers and other healthcare payers.

Our ability to successfully commercialize our products, including Vyleesi and our products in development, will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process. Vyleesi for HSDD is classified as a Tier 3 drug, so reimbursement for Vyleesi is limited for treatment of premenopausal women with HSDD.

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

In the ordinary course of our business, we collect, store and transmit confidential information. Despite the implementation of security measures, our internal computer systems and those of our third-party contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. We rely on industry accepted measures and technology to secure confidential and proprietary information maintained on our computer systems. However, these measures and technology may not adequately prevent security breaches. While we do not believe that we have experienced any such system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a loss of clinical trial data for our product candidates that could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Cyberattacks are increasing in their frequency, sophistication, and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of our information technology systems or security breaches could adversely affect our business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business, and reputational harm to us. To the extent that any disruption or security breach results in a loss of or damage to our data or applications or other data or applications relating to our technology, intellectual property, research and development or product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our product candidates could be delayed.

We may be subject to claims that our employees, consultants, or independent contractors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

We may in the future employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and independent contractors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any of our employee’s former employer or other third parties. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could adversely impact our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for Vyleesi, PL8177, PL9643, PL3994 and our other preclinical programs for MC1r and MC4r peptide or small molecule drug candidates and natriuretic peptide drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants, and scientific advisors.

There is competition for qualified personnel, contractors, and consultants in the pharmaceutical industry, which makes it difficult to attract and retain the qualified personnel, contractors and consultants necessary for the development and growth of our business. Our failure to attract and retain such personnel, contractors and consultants could have a material adverse effect on our business, results of operations and financial condition.

Existing coverage for Vyleesi for the treatment of HSDD is classified as a Tier 3 drug by third-party payers, so that demand for Vyleesi is tied to discretionary spending levels of our targeted patient population and particularly affected by unfavorable economic conditions.

The market for HSDD may be particularly vulnerable to unfavorable economic conditions. Vyleesi for the treatment of HSDD has significant copay or deductible requirements and is frequently only partially reimbursed by third-party payers and, as a result, demand for this product may be tied to discretionary spending levels of our targeted patient population. A severe or prolonged economic downturn could result in a variety of risks to our business, including weakened demand for Vyleesi for HSDD.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing, and distribution of drug products. Drugs are subject to rigorous regulation in the United States by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

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

Satisfaction of FDA pre-market approval requirements for new drugs typically takes a number of years and the actual time required for approval may vary substantially based upon the type, complexity and novelty of the product or disease to be treated by the drug. The results of product development, preclinical studies and clinical trials are submitted to the FDA as part of an NDA. The NDA also must contain extensive manufacturing information, demonstrating compliance with applicable GMP requirements. Once the submission has been accepted for filing, the FDA generally has twelve months to review the application and respond to the applicant. Such response may be an approval or may be a “complete response letter” outlining additional data or steps that must be completed prior to further FDA review of the NDA. The review process is often significantly extended by FDA requests for additional information or clarification. Success in early-stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical trials is not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of the advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. Therefore, our proposed products could take a significantly longer time than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our business, financial condition and results of operations would be materially adversely affected.

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

Upon approval, a product candidate may be marketed only in those dosage forms and for those indications approved by the FDA. Once approved, the FDA may withdraw the product approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require postmarketing studies, referred to as Phase 4 studies, to monitor the approved products in a specific subset of patients or a larger number of patients than were required for product approval and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to seek injunctions, levy fines and civil penalties, criminal prosecution, withdraw approvals and seize products or request recalls.

If regulatory approval of any of our product candidates is granted, it will be limited to certain disease states or conditions, patient populations, duration, or frequency of use, and will be subject to other conditions as set forth in the FDA-approved labeling. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restriction through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

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

In its approval of Vyleesi, under the FFDCA the FDA imposed certain postmarketing requirements, consisting of two studies, one a prospective, registry-base, observational cohort study that compares obstetrical, maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and the other a retrospective cohort study using electronic claims data that compares maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and one clinical trial in lactating women who have received Vyleesi to assess potential adverse effects in the breastfed infant and measure bremelanotide concentrations in breast milk using a validated assay. We are evaluating requirements, timelines and costs for these studies and the clinical trial. We do not know the outcomes of the studies or the clinical trial, and do not know whether the outcomes would adversely affect approvals of Vyleesi.

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

Each of these would likely entail substantial time and cost and could materially harm our business and our financial results. In addition, delays in receipt of or failure to receive regulatory clearances or approvals for any future products would harm our business, financial condition, and results of operations.

Changes in healthcare policy could adversely affect our business.

Our industry is highly regulated, and changes in law may adversely impact our business, operations, or financial results. In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (the “PPACA”) is a sweeping measure intended to, among other things, expand healthcare coverage within the U.S., primarily through the imposition of health insurance mandates on employers and individuals and expansion of the Medicaid program. Several provisions of the law have affected us and increased certain of our costs. Since its enactment, there have been executive, judicial, and congressional challenges to certain aspects of the PPACA. In addition, other legislative changes have been adopted since the PPACA was enacted. Some of these changes have resulted in additional reductions in Medicare and other healthcare funding.

We anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future in the U.S. or abroad, may result in more rigorous coverage criteria and an additional downward pressure on the reimbursement our customers may receive for our products. Recently there has been heightened governmental scrutiny in countries worldwide over the manner in which manufacturers set prices for their marketed products.

In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during the former Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation form Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. The likelihood of implementation of any of the former Trump administration healthcare reform initiatives is uncertain, particularly in light of the new Biden administration and its implementation of a regulatory freeze. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Legally mandated price controls on payment amounts by governmental and private third-party payers or other restrictions could harm our business, results of operations, financial condition, and prospects. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

For more information regarding government healthcare reform, see “U.S. Governmental Regulation of Pharmaceutical Products” in Part I, Item 1 of this Annual Report on Form 10-K.

Risks Related to Our Intellectual Property

If we fail to adequately protect or enforce our intellectual property rights or secure rights to patents of others, the value of our intellectual property rights would diminish.

Our success, competitive position and future revenues will depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes, and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties. We cannot predict:

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

If our products, methods, processes, and other technologies infringe the proprietary rights of other parties we could incur substantial costs and we may have to:

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

Interference, derivation, or other proceedings brought at the USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic, or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference, derivation or post-grant proceedings declared or granted by the USPTO and similar proceedings in foreign countries, regarding intellectual property rights with respect to our current or future products. The cost to us of any patent litigation or other proceeding, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. Patent litigation and other proceedings may also absorb significant management time. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could impair our ability to compete in the marketplace. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, or results of operations.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

In addition, our ability to protect and enforce our intellectual property rights may be adversely affected by unforeseen changes in domestic and foreign intellectual property laws.

If we are unable to keep our trade secrets confidential, our technologies and other proprietary information may be used by others to compete against us.

In addition to our reliance on patents, we attempt to protect our proprietary technologies and processes by relying on trade secret laws and agreements with our employees and other persons who have access to our proprietary information. These agreements and arrangements may not provide meaningful protection for our proprietary technologies and processes in the event of unauthorized use or disclosure of such information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, our competitors may independently develop substantially equivalent technologies and processes or gain access to our trade secrets or technology, either of which could materially or adversely affect our competitive position.

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

For the 12-month period ended June 30, 2021, the price of our stock has been volatile, ranging from a high of $1.30 per share to a low of $0.38 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). We can provide no assurance that we will, at all times, in the future be able to report that our internal controls over financial reporting are effective.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of Sarbanes-Oxley. Section 404 requires management to establish and maintain a system of internal control over financial reporting. Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Failure on our part to have effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, and financial condition, and could cause the trading price of our common stock to fall dramatically.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. 4,030 shares of our Series A Preferred Stock remain outstanding as of September 24, 2021. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Any preferred stock that we issue may rank ahead of our common stock in terms of dividend priority or liquidation premiums and may have greater voting rights than our common stock.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 24, 2021, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

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

We are currently a “smaller reporting company” as defined in the Exchange Act. Smaller reporting companies are able to provide simplified executive compensation disclosures in their filings and have certain other decreased disclosure obligations in their SEC filings. We cannot predict whether investors will find our common stock less attractive because of our reliance on the smaller reporting company exemption. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

As of September 24, 2021 there were 39,896,902 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 24, 2021 holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●
66,059 shares issuable on the conversion of our immediately convertible Series A Convertible Preferred Stock, subject to adjustment, for no further consideration;

●
21,918,500 shares issuable upon the exercise of stock options at a weighted-average exercise price of $0.72 per share;

●
6,495,979 shares issuable under restricted stock units which vest on dates between December 12, 2021 and June 22, 2025, subject to the fulfillment of service or performance conditions;

●
6,776,750 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery; and

●
4,639,614 shares issuable upon the exercise of warrants at an exercise price of $0.80 per share, all of which expire by December 6, 2021.

If the holders convert, exercise, or receive these securities, or similar dilutive securities we may issue in the future, stockholders may experience dilution in the net book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale substantially all of the underlying shares listed above. Holders of registered underlying shares could resell the shares immediately upon issuance, which could result in significant downward pressure on our stock price.

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

Item1B. Unresolved Staff Comments

None.

Item 2. Properties.

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2025. We also lease approximately 3,600 square feet of laboratory space in the Township of South Brunswick, NJ under a lease that expires in October 2023. We believe our present facilities are adequate for our current needs. We do not own any real property.

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

On September 24, 2021 we had approximately 106 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $0.46 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $104,429,540.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. There were no shares withheld during the quarter ended June 30, 2021, at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 24, 2021, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

Equity compensation plan information. Reference is made to the information contained in the Equity Compensation Plan table contained in Item 11 of this Annual Report.

Item 6. [Reserved]

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

Revenue Recognition

We recognize product revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (ASC 606). The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies in the accompanying Financial Statements.

Product revenues consist of sales of Vyleesi in the United States. We sell Vyleesi to specialty pharmacies at the wholesale acquisition cost and payment is currently made within approximately 30 days. In addition to distribution agreements with customers, we enter into arrangements with healthcare payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

We record product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Certain of these allowances represent estimates of the related obligations and, as such, knowledge and judgement are required when estimating the impact of these allowances on gross product sales for a reporting period. If any of our judgments made during a reporting period are not indicative or accurate estimates of our future experience, our results could be materially affected. Product sales are also subject to return rights, which have not been significant to date.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis.  Our inventory, consisting of Vyleesi, has a shelf-life of three years from the date of manufacture.

On a quarterly basis, we review inventory levels to determine whether any obsolete, expired, or excess inventory exists. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written down through a charge to operating expense. This analysis requires us to make estimates of forecasted future sales, which are inherently uncertain, and changes in demand, insurance overages, economic conditions, and other factors could have a significant impact on our forecasts and therefore the estimated net realizable value of our inventory.

Purchase Commitment Liabilities
Losses on firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts

Accrued Expenses
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

Stock-Based Compensation

We expense the fair value of stock options and other equity awards granted. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of our common stock on the date of grant or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of our common stock on the date of grant or for stock options, the value is determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. The Black-Scholes option pricing model requires us to make estimates of expected volatility and interest rates, which we estimate based on prior experience and public sources of information. The expected term of the option used is based upon the simplified method, which represents the average of the vesting and contractual term. Compensation expense is not adjusted for subsequent changes in the estimates used to calculate fair value or for actual experience. Forfeitures are recognized as they occur. As the amount and timing of compensation expense to be recorded in future periods may be affected by the achievement of performance conditions and employee terminations, stock-based compensation may vary significantly period to period.

See Note 3 to the consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements that affect us.

Results of Operations

Year Ended June 30, 2021 Compared to the Year Ended June 30, 2020:

Revenue – For the fiscal year ended June 30, 2021 (“fiscal 2021”) we recognized $283,286 of negative product revenue, net of allowances as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 and $94,689 in license and contract revenue pursuant to our license agreement with Kwangdong. For the fiscal year ended June 30, 2020 (“fiscal 2020”), we recognized $117,989 in revenue pursuant to our license agreement with AMAG.

Cost of Products Sold – Cost of products sold was $147,840 for the fiscal year ended June 30, 2021.

Research and Development – Total research and development expenses, including general research and development spending, were $12,926,559 for fiscal 2021 compared to $13,959,397 for fiscal 2020. The decrease is a result of lower spending on our MCr programs offset by an increase in compensation costs in fiscal 2021.

Research and development expenses related to our Vyleesi, MCr programs, and other preclinical programs were $8,634,713 and $10,187,786 in fiscal 2021 and fiscal 2020, respectively. The decrease is primarily related to a decrease in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $4,291,846 and $3,771,611 fiscal 2021 and fiscal 2020, respectively. The increase in general research and development spending is primarily attributable to increased compensation costs in fiscal 2021.

Cumulative spending from inception to June 30, 2020 was approximately $311,900,000 on our Vyleesi program and approximately $167,500,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists, NPR programs and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of costs related to Vyleesi in addition to compensation and related costs, were $17,336,913 for fiscal 2021 compared to $9,765,372 for fiscal 2020. The increase is primarily attributable to $6,605,901 of selling expenses related to Vyleesi and an increase in compensation related expenses offset by the final payment made in connection with the Greenhill agreement and professional fees related to the Vyleesi divestiture during fiscal 2020.

Loss on License Termination Agreement – – On July 27, 2020, Palatin and AMAG announced that they had mutually terminated the license agreement for Vyleesi effective July 24, 2020. Under the terms of the termination agreement, we regained all North American development and commercialization rights for Vyleesi. AMAG made a $12,000,000 payment to us at closing and a $4,300,000 payment on March 31, 2021. We assumed all Vyleesi manufacturing agreements, for which we initially recorded a liability related to estimated losses of $18,194,000, as well as accrued expenses for an inventory production run, and AMAG transferred information, data, and assets related exclusively to Vyleesi, including, but not limited to, existing inventory. AMAG provided certain transitional services to us for a period of time to ensure continued patient access to Vyleesi during the transition back to us. We reimbursed AMAG for the costs of the transition services.

During fiscal 2021, we recorded a loss of $2,784,192 as a result of the Vyleesi Termination Agreement. (See Note 4 of the accompanying consolidated financial statements).

Other (Expense) Income – Total other expense, net was $212,394 for fiscal 2021 and total other income, net was $1,180,757 for fiscal 2020. For fiscal 2021, we recognized $212,526 of unrealized foreign currency loss and $23,440 of interest expense offset by $23,572 of investment income. For fiscal 2020, we recognized $1,200,898 of investment income offset by $20,141 of interest expense. Other expense for fiscal 2021 compared to other income for fiscal 2020 is a result of foreign currency losses and lower interest rates earned on our cash and cash equivalents.

Income Taxes – For fiscal 2021 and fiscal 2020, the Company recorded no income tax benefit or expense as a result of the generation of and utilization of net operating losses that were subject to a full valuation allowance.

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

Our product candidates are at various stages of development and will require significant further research, development and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties and expenses commonly experienced by early-stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

●
the development and testing of products in animals and humans;

●
dependence on third party contractors and collaborators for part of our research and development;

●
ability to attract and retain experienced personnel;

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

During fiscal 2021, net cash used in operating activities was $22,647,991 compared to net cash provided by operating activities of $41,326,415 in fiscal 2020. The difference in cash used in operations in fiscal 2021 compared with cash provided by operations in fiscal 2020 was primarily related to the timing of the receipt of payments related to revenue recorded for the AMAG License Agreement, including for the FDA’s approval of Vyleesi.

During fiscal 2021, net cash used in investing activities consisted of $5,722 compared to $62,880 during fiscal 2020, which consisted of leasehold improvements and the acquisition of equipment.

During fiscal 2021, net cash used in financing activities was $93,638 which consisted of payment of withholding taxes related to restricted stock units. During fiscal 2020 net cash used in financing activities was $1,921,687 which consisted of payment on notes payable obligations of $832,851, repurchase and cancellation of outstanding warrants of $2,547,466 and payment of withholding taxes related to restricted stock units of $122,868 offset by net proceeds from the sale of common stock of $1,581,498 in our “at-the-market” offering program.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2021, our cash and cash equivalents were $60,104,919 with current liabilities of $10,511,788

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least twelve months from the date of issuance of these consolidated financial statements. We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2022 and beyond.

We had a net loss for fiscal 2021 of $33,596,495. We may not attain profitability in future years, which is dependent on numerous factors, including whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of accrued external research and development expenses

As discussed in Note 2 to the consolidated financial statements, the costs of research and development activities are charged to expense as incurred, which includes accrued external research and development expenses incurred under contracts with third parties. At the end of each quarter, the Company reviews the activities performed under all contracts and accrues expenses based upon the estimated amount of work completed considering milestones achieved. Accrued research and development expenses were $1,348,075 as of June 30, 2021.

We identified the evaluation of the sufficiency of audit evidence over accrued external research and development expenses as a critical audit matter. Evaluating the sufficiency of audit evidence obtained over accrued external research and development expenses, including the estimated amount of work completed by third parties, required subjective auditor judgment due to the nature and extent of evidence available.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over accrued external research and development expenses. For a sample of accrued external research and development expenses, we evaluated management’s estimate of the amount of work to be completed by comparing it to relevant third party contracts, invoices, and communications. For a selection of third party invoices and communications received after year-end, we compared the amounts to the relevant estimate of costs incurred or estimate of the amount of work completed by third parties as determined by management. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

September 28, 2021

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$60,104,919	$82,852,270
Accounts receivable	1,580,443	-
Inventories	1,162,000	-
Prepaid expenses and other current assets	3,059,679	738,216
Total current assets	65,907,041	83,590,486

Property and equipment, net	94,817	140,216
Right-of-use assets	1,237,813	1,266,132
Other assets	56,916	56,916
Total assets	$67,296,587	$85,053,750

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$640,650	$715,672
Accrued expenses	5,797,378	2,899,097
Short-term operating lease liabilities	351,853	312,784
Other current liabilities	3,721,907	-
Total current liabilities	10,511,788	3,927,553

Long-term operating lease liabilities	900,520	953,348
Other long-term liabilities	6,232,907	-
Total liabilities	17,645,215	4,880,901

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of June 30, 2021 and June 30, 2020	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 230,049,691 shares as of June 30, 2021 and 229,258,400 shares as of June 30, 2020	2,300,497	2,292,584
Additional paid-in capital	399,146,232	396,079,127
Accumulated deficit	(351,795,397)	(318,198,902)
Total stockholders’ equity	49,651,372	80,172,849
Total liabilities and stockholders’ equity	$67,296,587	$85,053,750

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2021	2020

REVENUES
Product revenue, net	$(283,286)	$-
License and contract	94,689	117,989
	(188,597)	117,989
OPERATING EXPENSES
Cost of products sold	147,840	-
Research and development	12,926,559	13,959,397
Selling, general and administrative	17,336,913	9,765,372
Loss on license termination agreement	2,784,192	-
Total operating expenses	33,195,504	23,724,769

Loss from operations	(33,384,101)	(23,606,780)

OTHER (EXPENSE) INCOME
Investment income	23,572	1,200,898
Foreign currency loss	(212,526)	-
Interest expense	(23,440)	(20,141)
Total other (expense) income, net	(212,394)	1,180,757
NET LOSS	$(33,596,495)	$(22,426,023)

Basic and diluted net loss per common share	$(0.14)	$(0.10)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	236,650,101	234,684,776

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2019	4,030	$40	226,815,363	$2,268,154	$394,053,929	$(295,772,879)	$100,549,244
Stock-based compensation	-	-	614,117	6,141	3,132,323	-	3,138,464
Sale of common stock , net of costs	-	-	1,895,934	18,959	1,562,539	-	1,581,498
Withholding taxes related to restricted stock units	-	-	(93,875)	(939)	(121,929)	-	(122,868)
Warrant repurchases	-	-	-	-	(2,547,466)	-	(2,547,466)
Warrant Exercises	-	-	26,861	269	(269)	-	-
Net loss	-	-	-	-	-	(22,426,023)	(22,426,023)
Balance June 30, 2020	4,030	40	229,258,400	2,292,584	396,079,127	(318,198,902)	80,172,849
Stock-based compensation	-	-	958,090	9,581	3,159,075	-	3,168,656
Withholding taxes related to restricted stock units	-	-	(166,799)	(1,668)	(91,970)	-	(93,638)
Net loss	-	-	-	-	-	(33,596,495)	(33,596,495)
Balance June 30, 2021	4,030	$40	230,049,691	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,596,495)	$(22,426,023)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	51,121	64,203
Cash received in excess of loss on termination agreement	19,084,192	-
Non-cash interest expense	-	438
Decrease in right-of-use asset	330,839	298,558
Unrealized foreign currency transaction loss	212,526	-
Stock-based compensation	3,168,656	3,138,464
Changes in operating assets and liabilities:
Accounts receivable	(1,580,443)	60,265,970
Prepaid expenses and other assets	(1,938,130)	22,073
Inventories	(987,237)	-
Accounts payable	(75,022)	210,885
Accrued expenses	558,281	50,405
Operating lease liabilities	(316,279)	(298,558)
Other liabilities	(7,560,000)	-
Net cash (used in) provided by operating activities	(22,647,991)	41,326,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,722)	(62,880)
Net cash used in investing activities	(5,722)	(62,880)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(93,638)	(122,868)
Payment on notes payable obligations	-	(832,851)
Warrant repurchases	-	(2,547,466)
Proceeds from the sale of common stock,
net of costs	-	1,581,498
Net cash used in financing activities	(93,638)	(1,921,687)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,747,351)	39,341,848

CASH AND CASH EQUIVALENTS, beginning of year	82,852,270	43,510,422

CASH AND CASH EQUIVALENTS, end of year	$60,104,919	$82,852,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$23,440	$19,222

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(1)
ORGANIZATION

Nature of Business - Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system has effects on food intake, metabolism, sexual function, inflammation, and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

The Company’s lead product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in North America by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). As disclosed in Note 4, the AMAG License Agreement was terminated effective July 24, 2020, and the Company is now marketing Vyleesi in North America.

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

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions and tissue homeostasis, and therapeutic agents modulating this system have potential to treat cardiovascular and fibrotic diseases. The Company has designed and is developing potential NPR candidate drugs selective for one or more different natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2021 of $351,795,397 and a net loss for the year ended June 30, 2021 of $33,596,495, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

As of June 30, 2021, the Company’s cash and cash equivalents were $60,104,919 and current liabilities were $10,511,788. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

Management believes that the Company’s cash and cash equivalents as of June 30, 2021 will be sufficient to fund the Company’s current operating plans through at least September 2022. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

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

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business, including manufacturing, distribution, sales and marketing of Vyleesi, and it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during the fiscal year ending June 30, 2022 (“fiscal 2022”) and beyond.

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

Notes to Consolidated Financial Statements

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $59,730,428 and $82,406,697 in a money market account at June 30, 2021 and 2020, respectively.

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

Trade Accounts Receivable - Trade accounts receivable are amounts owed to the Company by its customers for product that has been delivered. The trade accounts receivable is recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. Credit losses have not been significant to date.

Inventories – Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis.

On a quarterly basis, the Company reviews inventory levels to determine whether any obsolete, expired, or excess inventory exists. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written down through a charge to operating expenses. Inventory consisting of Vyleesi has a shelf-life of three years from the date of manufacture.

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

Leases - At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term. The Company uses the rate implicit in the lease if it is determinable. When the rate implicit in the lease is not determinable, the Company uses an estimate based on a hypothetical rate provided by a third party as the Company currently does not have issued debt. Operating ROU assets are calculated as the present value of the remaining lease payments plus unamortized initial direct costs plus any prepayments less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause incremental costs to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short term leases is included in selling, general and administrative expense in the statement of operations. To the extent a lease arrangement includes both lease and non-lease components, the Company has elected to account for the components as a single lease component.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Revenue Recognition – We recognize product revenues in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The provisions of ASC 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC 606, we recognize revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the balance sheet, net of various allowances as described in the Trade Accounts Receivable policy above.

Product revenues consist of sales of Vyleesi in the United States. The Company sells Vyleesi to specialty pharmacies at the wholesale acquisition cost and payment is currently made within approximately 30 days. In addition to distribution agreements with customers, the Company enters into arrangements with healthcare payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company records product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Product sales are also subject to return rights, which have not been significant to date.

Gross product sales were offset by product sales allowances for the year ended June 30, 2021 as follows:

Gross product sales	$4,745,066
Provision for product sales allowances and accruals	(5,028,352)
Net sales	$(283,286)

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

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

Accrued Expenses – Third parties perform a significant portion of the Company’s development activities. The Company reviews the activities performed under all contracts each quarter and accrues expenses and the amount of any reimbursement to be received from its collaborators based upon the estimated amount of work completed considering milestones achieved. Estimating the value or stage of completion of certain services requires judgment based on available information. If the Company does not identify services performed for it but not billed by the service-provider, or if it underestimates or overestimates the value of services performed as of a given date, reported expenses will be understated or overstated.

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the date of grant or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the date of grant or for stock options, the value determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

Net Loss per Common Share - Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 260, Earnings per Share.

For the years ended June 30, 2021 and 2020, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2021 and June 30, 2020 was 41,264,736 and 40,890,091 respectively.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 8,164,080 and 7,127,362 vested restricted stock units that had not been issued as of June 30, 2021 and 2020, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

 (3)
NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issuing this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance may have on its consolidated financial statements.

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

(4)
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

Following the satisfaction of certain conditions to closing, the AMAG License Agreement became effective on February 2, 2017. Under the AMAG License Agreement, in addition to certain initial and milestone payments, AMAG reimbursed the Company for certain reasonable, documented, direct out-of-pocket expenses incurred by the Company following February 2, 2017, in connection with development and regulatory activities necessary to file a New Drug Application (“NDA”) for Vyleesi for HSDD in the United States. During year ended June 30, 2020, license and contract revenue included additional billings for AMAG related Vyleesi costs of $117,989.

On June 4, 2018, the FDA accepted the Vyleesi NDA for filing and on June 21, 2019, the FDA granted approval of Vyleesi for use in the United States.

Effective July 24, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with AMAG terminating the AMAG License Agreement. Under the terms of the Termination Agreement, the Company regained all development and commercialization rights for Vyleesi in the Territory. AMAG made a $12,000,000 payment to the Company at closing of the Termination Agreement and a $4,300,000 payment to the Company on March 31, 2021. The Company initially recorded a liability related to estimated losses on inventory purchase commitments of $18,194,000 as well as accrued expenses for an inventory production run obligation assumed of $2,300,000. The Company assumed all Vyleesi manufacturing agreements, and AMAG transferred information, data, and assets related exclusively to Vyleesi to the Company, including existing inventory and prepaid expenses with an estimated fair value of $5,817,795 as of the date of the Termination Agreement.  As a result, the Company initially recorded a net gain for the Termination Agreement of $1,623,795. During the three months ended June 30, 2021, the Company reassessed the estimated net realizable value of the inventory, prepaid expenses and losses on the inventory purchase commitments resulting in recording of a loss on Termination Agreement of $4,407,987 for the three months ended June 30, 2021 and a total loss on the Termination Agreement for the year ended June 30, 2021 of $2,784,192.

Under the Termination Agreement, AMAG provided certain transitional services to the Company for a period to ensure continued patient access to Vyleesi during the transition back to the Company. The Company reimbursed AMAG for the agreed upon costs of the transition services.

(5)
MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

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

On September 29, 2020, the Company and Catalent entered into an agreement to terminate the Catalent Agreement (the “Catalent Termination Agreement”) in consideration for a one-time payment of six million euros (€6,000,000) which was paid in October 2020 and accrued as part of the estimated losses on inventory purchase commitments assumed as part of the Termination Agreement as discussed in Note 4.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company and Catalent then entered into a new Vyleesi manufacturing agreement (the “New Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 15) as compared to the original Catalent Agreement and modification of other financial terms. The New Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the New Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the New Catalent Agreement. The initial term of the New Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The New Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters.

The term of the Lonza Agreement is through December 31, 2022. There are specified minimum purchase requirements under the Lonza Agreement, and under specified circumstances, termination fees may be payable upon termination of the Lonza Agreement by the Company (see Note 15).

The initial term of the Ypsomed Agreement is through December 31, 2025, with automatic renewal for successive one-year periods unless either party terminates the Ypsomed Agreement by ten months’ written notice prior to the expiration of the Ypsomed Agreement or any automatic renewal period. There are specified minimum purchase requirements under the Ypsomed Agreement, and under specified circumstances, termination fees may be payable upon termination of the Ypsomed Agreement by the Company (see Note 15).

 (6)
AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. The Company has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

 (7)
AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Company has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong. For the year ended June 30, 2021, the Company recorded $94,689 of license and contract revenue.

(8)
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2021	2020
Clinical / regulatory costs	$454,750	$43,625
Insurance premiums	259,468	84,741
Vyleesi contractual advances	1,200,000	-
Other	1,145,461	609,850
	$3,059,679	$738,216

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

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

The following table provides the assets carried at fair value:
	Carrying Value	Quoted prices in active markets(Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs(Level 3)
June 30, 2021:
Money Market Account	$59,730,428	$59,730,428	$-	$-
June 30, 2020:
Money Market Account	$82,406,697	$82,406,697	$-	$-

(10)
INVENTORIES

Inventories consist of raw materials and finished goods related to Vyleesi. The following table summarizes the components of inventories as of June 30, 2021:

Raw materials	$526,000
Finished goods	636,000
$1,162,000

(11)
LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and October 31, 2023, respectively. The Company also has operating leases for copier equipment that expire October 15, 2021 and phone equipment that expires on June 30, 2023.

The components of lease expense are as follows:

Lease cost	Year ended June 30, 2021	Year ended June 30, 2020
Operating lease cost	$287,440	$209,226
Variable lease cost	108,023	71,297
Short-term lease cost	-	18,120
Total lease cost	$395,463	$298,643

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)	3.5	4.6
Weighted-average discount rate	5.50%	5.51%

Supplemental cash flow information related to leases was as follows:

	Year Ended June 30, 2021	Year Ended June 30, 2020
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$394,926	$318,244
Supplemental non-cash information on lease liabilities arisng from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new lease obligation	$365,881	$1,339,556

The following table summarizes the maturity of the Company’s operating lease liabilities as of June 30, 2021:

Year Ending June 30
2022	$410,007
2023	414,374
2024	398,042
2025	265,037
Less imputed interest	(235,087)
Total	$1,252,373

(12)
PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2021	2020
Office equipment	$1,193,162	$1,193,162
Laboratory equipment	648,673	648,673
Leasehold improvements	756,948	751,226
	2,598,783	2,593,061
Less: Accumulated depreciation and amortization	(2,503,966)	(2,452,845)
	$94,817	$140,216

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

(13)
ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2021	2020
Clinical / regulatory costs	$778,705	$1,722,729
Other research related expenses	569,370	586,185
Professional services	84,094	217,662
Inventory purchases	2,340,000	-
Selling expenses	1,839,724	-
Other	185,485	372,521
	$5,797,378	$2,899,097

(14)
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

Notes to Consolidated Financial Statements

(15)
COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement as of June 30, 2021:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$10,933,014	$3,721,907	$5,202,307	$2,008,800

As of June 30, 2021, the Company has $3,721,907 and $6,232,907 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

The commitment contractual obligation amounts above are denominated in Swiss Francs and Euros and have been translated using period end exchange rates. The Company may experience a negative impact on future earnings and equity solely as a result of future foreign currency exchange rate fluctuations.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2021 and 2020 Company contributions were $168,210 and $116,807, respectively.

Contingencies – The Company accounts for litigation losses in accordance with ASC 450-20, Loss Contingencies. In addition, the Company is subject to other contingencies, such as product liability, arising in the ordinary course of business. Loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition, or results of operations.

(16)
STOCKHOLDERS’ EQUITY

Series A Convertible Preferred Stock – As of June 30, 2021, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2021, the Series A Conversion Price was $6.10, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 16.4 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2021. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

Proceeds raised under the 2019 Equity Distribution Agreement are as follows:

	Year Ended June 30, 2020		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds
Gross proceeds	1,895,934	$1,723,195	9,460,509	$12,330,242
Fees	-	(51,697)	-	(369,908)
Expenses	-	(90,000)	-	(90,000)
Net proceeds	1,895,934	$1,581,498	9,460,509	$11,870,334

No proceeds were raised under the 2019 Equity Distribution Agreement during the year ended June 30, 2021.

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

As of June 30, 2021, the Company had outstanding warrants exercisable for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Termination
Descripton	Stock	Share	Date
Series H warrants *	$7,974,881	$0.70	August 4, 2021**
Financial services warrants	25,000	0.70	August 4, 2021**
Series J warrants*	4,639,614	0.80	December 6, 2021
	12,639,495

* Subject to a limitation on their exercise if the holder and its affiliates would beneficially own 9.99% of the total number of the Company's shares of common stock following such exercise.
** Expired unexercised on August 4, 2021.

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, and again at the annual meeting of stockholders held on June 25, 2020. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 42,500,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remain outstanding in accordance with their terms. As of June 30, 2021, 738,817 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes option activity and related information for the years ended June 30, 2021 and 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2019	14,435,650	$0.85	7.3

Granted	5,779,850	0.58
Forfeited	(235,950)	0.86
Exercised	-	-
Expired	(77,100)	2.72

Outstanding - June 30, 2020	19,902,450	0.76	7.4

Granted	3,546,100	0.56
Forfeited	(568,300)	0.75
Exercised	-	-
Expired	(997,750)	0.95
Outstanding - June 30, 2021	21,882,500	$0.72	7.2	$1,034,273

Exercisable at June 30, 2021	13,229,109	$0.75	6.0	$733,738

Expected to vest at June 30, 2021	8,653,391	$0.68	9.1	$300,535

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

Notes to Consolidated Financial Statements

Also included in the table above are 1,075,000 and 117,500 performance-based options granted in December 2017 to executive officers and employees, respectively, which were eligible to vest during a performance period ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for Female Sexual Dysfunction (“FSD”) in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options was $602,760. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing of Vyleesi, 30% of the target number of options vested in June 2018 and 50% of the target number of options vested in June 2019 upon FDA approval of Vyleesi. During the year ended June 30, 2021, the performance period ended for the remaining performance-based stock options. As a result, 240,000 unearned stock options were forfeited and added back to the 2011 Stock Plan and available for future grant.

For the years ended June 30, 2021 and 2020, the fair value of option grants was estimated at the grant date using the Black-Scholes model or a multi-factor Monte Carlo simulation. The Company’s weighted average assumptions for the years ended June 30, 2021 and 2020 were as follows:

	Year Ended June 30,	Year Ended June 30,
	2021	2020

Risk-free interest rate	1.0%	0.5%
Volatility factor	68.3%	67.1%
Dividend yield	0%	0%
Expected option life (years)	6.1	6.1
Weighted average grant date fair value	$0.34	$0.33

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2021 and 2020, the Company recorded stock-based compensation related to stock options of $1,863,266 and $1,372,931, respectively. As of June 30, 2021, there was $3,154,522 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2021 and 2020.

For the years ended June 30, 2021 and 2020, the Company recorded stock-based compensation related to restricted stock units of $1,305,390 and $1,765,533, respectively.

Included in outstanding restricted stock units in the table above are 8,164,080 vested shares that have not been issued as of June 30, 2021 due to a provision in the restricted stock unit agreements to delay delivery.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

	Year Ended June 30,	Year Ended June 30,
	2021	2020
Outstanding at beginning of year	12,965,570	10,327,833
Granted	3,244,350	3,397,950
Forfeited	(411,068)	(123,438)
Vested	(958,090)	(636,775)
Outstanding at end of year	14,840,762	12,965,570

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

In June 2021, the Company granted 414,500 performance-based restricted stock units to its executive officers and 144,080 performance-based restricted stock units to other employees which vest during a performance period ending June 22, 2025. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

In June 2021, the Company granted 450,000 performance-based restricted stock units to its executive officers which vest if, prior to June 22, 2023, the price per share of the Company’s common stock, as traded on the NYSE American, was at least $2.00 for at least twenty consecutive trading days.

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

In December 2017, the Company granted 1,075,000 performance-based restricted stock units to its executive officers and 670,000 performance-based restricted stock units to other employees which were eligible to vest during a performance period, ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards was $913,750 and $569,500, respectively. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing for Vyleesi, 30% of the target number of shares vested in June 2018. Pursuant to the FDA approval of Vyleesi, 50% of the target number of shares vested in June 2019. During the year ended June 30, 2021, the performance period ended for the remaining performance based restricted stock units. As a result, 319,500 unearned restricted stock units were forfeited and added back to the 2011 Stock Plan and available for future grant.

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

In connection with the vesting of restricted share units during the years ended June 30, 2021 and 2020, the Company withheld 166,799 and 93,875, shares, respectively, with aggregate values of $93,638 and $122,868, respectively, in satisfaction of minimum tax withholding obligations.

(17)
INCOME TAXES

For fiscal 2021 and 2020, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2021, the Company had state net operating loss carryforwards of approximately $128,200,000, which will expire, if not utilized, between 2034 and 2041, federal net operating loss carryforwards of approximately $109,800,000 and federal research and development credits of approximately $6,500,000, which expire, if not utilized, between 2035 and 2041, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its net deferred tax assets during the years ended June 30, 2021 and 2020. The Company's valuation allowance increased by $9,513,000 and $5,837,000 for the years ended June 30, 2021 and 2020, respectively.

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary

Notes to Consolidated Financial Statements

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2021	2020
Net operating loss carryforwards	$32,169,000	$24,321,000
Research and development and AMT tax credits	6,461,000	6,443,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	2,723,000	1,076,000
	41,936,000	32,423,000
Valuation allowance	(41,936,000)	(32,423,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2021 or 2020. As of June 30, 2021 and 2020, the Company had no liabilities for uncertain income tax matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2021, our internal control over financial reporting is effective based on those criteria.

Item 9B.  Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 8, 2021.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	59	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	67	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	75	Director
J. Stanley Hull (1) (2)	69	Director
Alan W. Dunton, M.D. (1) (2)	67	Director
Arlene M. Morris (2) (3)	69	Director
Anthony M. Manning, Ph.D. (1) (3)	59	Director
(1) Member of the audit committee. (2) Member of the compensation committee. (3) Member of the nominating and corporate governance committee.

CARL SPANA, Ph.D., co-founder of Palatin, has been our Chief Executive Officer and President since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly held pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Dr. Spana’s qualifications for our board include his scientific expertise, leadership experience, business judgment, and industry knowledge. As a senior executive of Palatin for over twenty years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Mr. Prendergast has served as a member of the board, he does not, and has not, served in a management or operational role with the company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is lead director of Heat Biologics, Inc., a publicly traded clinical stage immunotherapy company, and a director and non-executive chairman of Recce Pharmaceuticals Ltd., a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

 J. STANLEY HULL has been a director of Palatin since September 2005. Mr. Hull has over three decades of experience in the field of sales, marketing, and drug development. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals – North America in May 2010. Mr. Hull was responsible for all commercial activities including sales, marketing, sales training, and office operations. Previously Mr. Hull served in the R&D organization of Glaxo Wellcome as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to his service in the R&D organization he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome-U.S. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

Mr. Hull has extensive experience in commercial operations, development, and marketing of pharmaceutical drugs and corporate alliances between pharmaceutical companies and biotechnology companies.

 ALAN W. DUNTON, M.D., has been a director of Palatin since June 2011. He founded Danerius, LLC, a biotechnology consulting company, in 2006. From November 2015 through March 2018, he was senior vice president of research, development, and regulatory affairs for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded companies Recce Pharmaceuticals Ltd (ASX: RCE), CorMedix Inc. (NYSE: CRMD) and Oragenics, Inc. (NYSE: OGEN). He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairman), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson, including president and managing director of the Janssen Research Foundation, the primary global R&D organization for Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

Dr. Dunton has extensive drug development, regulatory, and clinical research experience, having played a key role in the development of more than 20 products to regulatory approval, and also has extensive experience as an executive and officer for both large pharmaceutical companies and smaller biotechnology and biopharmaceutical companies.

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC. From April 2012 until May 2015, she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly traded female healthcare medical device company, Viridian Therapeutics, Inc., a publicly traded microRNA therapeutics company, and Cogent Biosciences, Inc., a publicly traded oncology biopharmaceutical company, and was a director of Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management, and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D., has been a director of Palatin since September 2017. Since March 2021 Dr. Manning has been providing scientific and strategic advice to biotechnology companies as the principal of Manning Bio Worldwide LLC. From 2013 until March 2021, Dr. Manning was senior vice president of research, and since 2018 was chief scientific officer, at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing innovative therapeutics for rare immune-related diseases which was acquired by Johnson & Johnson in October 2020. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Inflammation, Autoimmunity and Transplantation Research at Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development, and business strategy.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee, and a nominating and corporate governance committee. During fiscal 2021, the board met six times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Drs. Prendergast and Spana, the directors did not attend the virtual annual meeting of stockholders held on June 8, 2021.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of four independent directors, Mr. deVeer (chair), and Dr. Dunton, Dr. Manning and Mr. Hull. The board has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE American, and satisfy the requirements of the NYSE American as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/about-us/.

Compensation committee. The compensation committee reviews and recommends to the board on an annual basis employment agreements and compensation for our officers, directors, and some employees, and administers our 2011 Plan and the options still outstanding which were granted under previous stock option plans. The compensation committee is composed of Dr. Dunton (chair), Ms. Morris and Messrs. deVeer and Hull. The board has determined that the members of the compensation committee are independent, as defined in the listing standards of the NYSE American. Our Chief Executive Officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our Chief Financial Officer supports the committee in its work by gathering, analyzing, and presenting data on our compensation arrangements and compensation in the marketplace.

The responsibilities of the compensation committee are set forth in a written charter adopted by the board effective October 1, 2013, a copy of which is available on our web site at www.palatin.com/about-us/. The committee administers our 2011 Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board or officer, or any person subject to Section 16 of the Exchange Act.

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses, and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/about-us/. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Ms. Morris and Dr. Manning, each of whom meets the independence requirements established by the NYSE American.

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

●
The compensation committee assists the board in its oversight of risk relating to compensation policies and practices. The compensation committee annually reviews our compensation policies, programs, and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our company.

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

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics, updated as of March 8, 2021, that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com/about-us/. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE American permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	59	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	64	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer
Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as Chairman since January 2018, and also has served on the board of directors of Gamida Cell Ltd. (Nasdaq: GMDA), a leading cellular and immune therapeutics company, since March 2019 (chairman of audit committee and member of the compensation, and finance committee), and of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, since September 2019 (chairman of audit committee and member of the compensation and finance committee). Mr. Wills also serves on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, since 2013, and as its Chairman since June 2018. Mr. Wills served as Executive Chairman and Interim Principal Executive Officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chairman of the audit committee from June 2000 to December 2015. Mr. Wills served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Delinquent Section 16(A) Reports

The rules of the SEC require us to disclose failures to file or late filings of reports of stock ownership and changes in stock ownership required to be filed by our directors, officers, and holders of more than 10% of our common stock. To the best of our knowledge, all of the filings for our directors, officers and holders of more than 10% of our common stock were made on a timely basis in fiscal 2021, except that a report on Form 4 relating to a disposition of our common stock by a director was filed one day late on behalf of Robert K. deVeer, Jr. on October 2, 2020.

Item 11. Executive Compensation.

Fiscal 2021 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2021 and fiscal 2020. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D., Chief Executive Officer and President	2021	620,000	542,538	193,766	290,000	14,500	1,660,804
Carl Spana, Ph.D., Chief Executive Officer and President	2020	600,000	712,443	712,559	252,000	15,615	2,292,617
Stephen T. Wills, MST, CPA, Chief Financial Officer, Chief Operating Officer and Executive Vice President	2021	570,000	466,064	167,482	267,000	14,933	1,485,479
Stephen T. Wills, MST, CPA, Chief Financial Officer, Chief Operating Officer and Executive Vice President	2020	550,000	613,814	613,805	231,000	16,207	2,024,826

(1)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. The aggregate grant date fair value of the performance-based restricted stock units granted in fiscal 2021, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $155,063; and for Mr. Wills, $131,114. The aggregate grant date fair value of the performance-based stock options and performance-based restricted stock units granted in fiscal 2020, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $337,500 for performance-based stock options and $337,500 for performance-based restricted stock units; and for Mr. Wills, $290,750 for performance-based stock options and $290,750 for performance-based restricted stock units. For a description of the assumptions we used to calculate these amounts, see Note 16 to the consolidated financial statements included in this Annual Report.

(2)
Annual incentive amounts.

(3)
Consists of matching contributions to 401(k) plan.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. Effective July 1, 2021, the compensation committee approved increases in base salaries to $640,000 for Dr. Spana and $590,000 for Mr. Wills.

Annual Incentive Program

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For fiscal 2021 and fiscal 2020, the target annual incentive opportunity for each named executive officer equaled 60% of his annual base salary.

The fiscal 2021 annual incentive bonus for the named executive officers was determined based on corporate performance and individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. The corporate objectives are established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

The following table briefly describes each category of corporate objectives, the relative weighting of each objective, and the related achievement level:

Corporate Objectives Related to:	Weight	Achievement Level	Discretionary Adjustments*	Total Weighted Achievement
Vyleesi (bremelanotide) FSD Program	25.0%	90.0%	10.0%	25.0%
Anti-Inflammatory Programs	7.5%	30.0%	0.0%	2.0%
Ocular Programs	32.5%	95.0%	0.0%	31.0%
Other Corporate	35.0%	57.0%	0.0%	20.0%
Total Payout				78.0%
*Discretionary adjustment for Vyleesi was related to the restructuring of a CMC contract.

For fiscal 2021, the compensation committee determined that our named executive officers achieved 78.0% of their target objectives. As a result, each named executive officer received a payout under the 2021 annual incentive program equal to 78.0% of his target annual incentive opportunity, or $290,000 for Dr. Spana and $267,000 for Mr. Wills (subject to rounding conventions).

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

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For both fiscal 2020 and fiscal 2021, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills.

On June 16, 2020, as part of our fiscal 2021 long-term incentive program, we granted 646,500 time-based restricted stock units and 646,500 performance-based restricted stock units to Dr. Spana, and 557,000 time-based restricted stock units and 557,000 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on performance criteria relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

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

On June 22, 2021, as part of our fiscal 2022 long-term incentive program, we granted 704,500 time-based restricted stock units and 472,350 performance-based restricted stock units to Dr. Spana, and 609,000 time-based restricted stock units and 392,150 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest as to 450,000 restricted stock units, comprising 250,000 to Dr. Spana and 200,000 to Mr. Wills, on performance criteria only if within two years of the date of grant for a twenty consecutive trading day period the price of common stock on the NYSE American for Palatin Technologies, Inc. closes at $2.00 per share or greater (a market condition), and as to 414,500 restricted stock units on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions (a performance condition). Additionally on June 22, 2021, we granted 1,150,000 performance-based stock options and 232,150 performance-based restricted stock units to Dr. Spana and 994,000 performance-based stock options and 216,850 performance-based restricted stock units to Mr. Wills, which are subject to an increase in our authorized shares and shares reserved under our 2011 Stock Incentive Plan, and which vest based on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions (a performance condition).

On June 22, 2021, we granted 575,000 time-based stock options to Dr. Spana and 497,000 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 22, 2021, we granted 575,000 time-based stock options to Dr. Spana and 497,000 time-based stock options to Mr. Wills, which are subject to an increase in our authorized shares and shares reserved under our 2011 Stock Incentive Plan, and which vest as to 25% of the number of shares granted on each anniversary of the date of grant. The options have an exercise price of $0.55, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 22, 2031.

Employment Agreements

Effective July 1, 2019, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2022 unless terminated earlier. Under these agreements Dr. Spana is serving as Chief Executive Officer and President at an initial base salary of $600,000 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at an initial base salary of $550,000 per year. Each agreement also provides for:

●
annual discretionary bonus compensation, in an amount to be decided by the compensation committee and approved by the board, based on achievement of yearly performance objectives; and

●
participation in all benefit programs that we establish, to the extent the executive’s position, tenure, salary, age, health and other qualifications make him eligible to participate.

Each agreement allows us or the executive to terminate the agreement upon written notice and contains other provisions for termination by us for “cause,” or by the employee for “good reason” or due to a “change in control” (as these terms are defined in the employment agreements and set forth below). Early termination may, in some circumstances, result in severance pay at the salary then in effect, plus continuation of medical and dental benefits then in effect for a period of two years. In addition, the agreements provide that options and restricted stock units granted to these officers accelerate upon termination of employment except for voluntary resignation by the officer or termination for cause. In the event of retirement, termination by the officer for good reason, or termination by us other than for “cause”, options may be exercised until the earlier of twenty-four months following termination or expiration of the option term. Arrangements with our named executive officers in connection with a termination following a change in control are described below. Each agreement includes non-competition, non-solicitation and confidentiality covenants.

Other Compensation Practices and Policies

At our last annual meeting of stockholders on June 8, 2021, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 66% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

●
Retain an Independent Compensation Advisor. The compensation committee engaged Aon Consulting, Inc. through its Aon Rewards Solutions division (“Aon Rewards”), a nationally recognized global human resources consulting firm, as its independent compensation advisor in April 2021. Aon Rewards principally provided analysis, advice, and recommendations on named executive officers and non-employee director compensation. Our compensation peer group for named executive officer awards made in June 2021 was designed to reflect the industry and sector in which Palatin competes, as well as companies comparable to Palatin in terms of company life cycle, phase of development of potential products, market capitalization and talent market, and consists of:

AcelRx Pharmaceuticals, Inc.

Aldeyra Therapeutics, Inc.

Ardelyx, Inc.

Calithera Biosciences, Inc.

Clearside Biomedical, Inc.

Crinetics Pharmaceuticals, Inc.

CymaBay Therapeutics, Inc.

Geron Corporation

Kala Pharmaceuticals, Inc.

Kezar Life Sciences, Inc.

La Jolla Pharmaceutical Company

MEI Pharma, Inc.

MeiraGTx Holdings plc

Oyster Point Pharma, Inc.

Paratek Pharmaceuticals, Inc.

RAPT Therapeutics, Inc.

Savara Inc.

Syndax Pharmaceuticals, Inc.

Verastem, Inc.

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

o
An annual incentive compensation opportunity, with a target bonus payout of no less than 60% of base salary, depending on performance; and,

o
A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2021, approximately 50% of all long-term incentive awards were allocated to performance-based stock options and performance-based restricted share units.

●
Maintain a Stock Ownership Policy. We adopted a stock ownership policy effective April 1, 2019, that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2021, the most recent “Determination Date” under the stock ownership policy, all current named executive officers and board members meet the target ownership levels of shares with a value equal to at least five times the annual base salary of named executive officers and at least two times the annual retainer for board members. Our stock ownership policy is on our website at www.palatin.com/about-us/. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

●
Maintain a Clawback Policy. We have adopted a clawback policy allowing Palatin to recover related compensation should the board determine that compensation paid to named executive officers resulted from material noncompliance with financial reporting requirements under federal securities law. Our clawback policy is on our website at www.palatin.com/about-us/.

●
Maintain an Independent Compensation Committee. The compensation committee consists entirely of independent directors.

●
Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, utilizing an independent compensation advisor. This review, including a peer group review, is intended to ensure that our compensation programs appropriately reward corporate growth without encouraging excessive or inappropriate risk-taking.

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

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2021, the end of our fiscal year.

		Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Carl Spana	07/17/12	150,000	-	-	0.72	07/17/22
	06/27/13	275,000	-	-	0.62	06/27/23
	06/25/14	175,000	-	-	1.02	06/25/24
	06/11/15	300,000	-	-	1.08	06/11/25
	09/07/16	432,000	-	-	0.68	09/07/26
	06/20/17	938,000	-	-	0.37	06/20/27
	12/12/17	468,750	156,250	-	0.85	12/12/27
	12/12/17	500,000	-	-	0.85	12/12/27
	06/26/18	399,750	133,250	-	1.00	06/26/28
	06/24/19	372,000	372,000	-	1.34	06/24/29
	06/16/20	267,875	803,625	-	0.58	06/16/30
	06/16/20	208,942	-	862,558	0.58	06/16/30
	06/22/21	-	575,000		0.55	06/22/31
	12/12/17						156,250	95,313	-	-
	06/24/19						118,000	71,980	132,927	81,085
	06/16/20						484,875	295,774	520,432	317,464
	06/22/21						704,500	429,745	472,350	288,134
	Total Stock Awards						1,463,625	892,812	1,125,709	686,683

Stephen T. Wills	07/17/12	135,000	-	-	0.72	07/17/22
	06/27/13	250,000	-	-	0.62	06/27/23
	06/25/14	150,000	-	-	1.02	06/25/24
	06/11/15	270,000	-	-	1.08	06/11/25
	09/07/16	396,000	-	-	0.68	09/07/26
	06/20/17	859,000	-	-	0.37	06/20/27
	12/12/17	431,250	143,750	-	0.85	12/12/27
	12/12/17	372,500	-	-	0.85	12/12/27
	06/26/18	340,500	113,500	-	1.00	06/26/18
	06/24/19	319,000	319,000	-	1.34	06/24/29
	06/16/20	230,750	692,250	-	0.58	06/16/30
	06/16/20	179,985	-	743,015	0.58	06/16/30
	06/22/21	-	497,000		0.55	06/22/31
	12/12/17						143,750	87,688	-	-
	06/24/19						101,000	61,610	113,776	69,403
	06/16/20						417,750	254,828	448,385	273,515
	06/22/21						609,000	371,490	392,150	239,212
	Total Stock Awards						1,271,500	775,616	954,311	582,130

(1)
Stock option vesting schedules: all options granted on or before December 11, 2017 have fully vested. Options granted after December 11, 2017 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 16, 2020, which vest according to the terms of the grant described above.

 (2)
Time-based stock award vesting schedule: restricted stock units granted on December 12, 2017, as to 625,000 shares for Dr. Spana and 575,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee; restricted stock units granted on June 24, 2019 as to 236,000 shares for Dr. Spana and 202,000 shares for Mr. Wills; restricted stock units granted on June 16, 2020 as to 646,500 shares for Dr. Spana and 557,000 shares for Mr. Wills and restricted stock units granted on June 22, 2021 as to 704,500 shares to Dr. Spana and 609,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

 (3)
Calculated by multiplying the number of restricted stock units by $0.61, the closing market price of our common stock on June 30, 2021, the last trading day of our most recently completed fiscal year.

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

Termination Without Severance Compensation. Regardless of whether there has been a change in control, if we terminate employment for cause or the executive terminates employment without good reason (as those terms are defined in the employment agreement and set forth below), then the executive will receive only his accrued salary and vacation benefits through the date of termination. He may also elect to receive medical and dental benefits pursuant to COBRA for up to two years but must remit the cost of coverage to us. Under the terms of our outstanding options and restricted stock units, all unvested options and restricted stock units would terminate immediately, and vested options would be exercisable for three months after termination.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2021, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	57,500	57,500	212,500
Robert K. deVeer, Jr.	66,250	42,500	42,500	151,250
J. Stanley Hull	57,500	42,500	42,500	142,500
Alan W. Dunton, M.D.	69,750	42,500	42,500	154,750
Angela Rossetti (3)	53,750	-	-	53,750
Arlene Morris	53,750	42,500	42,500	138,750
Anthony Manning, Ph.D.	47,500	42,500	42,500	132,500

(1)
The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2021 for each director was:

	Option awards	Stock awards
Dr. Prendergast	866,500	265,000
Mr. deVeer	536,500	157,000
Mr. Hull	536,500	157,000
Dr. Dunton	536,500	147,000
Ms. Morris	476,500	127,000
Dr. Manning	404,000	105,500
(2)
Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 16 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 22, 2021 for our current fiscal year ending June 30, 2022.

(3)
Angela Rossetti resigned as a director effective December 17, 2020, but under an agreement with the board in connection with her resignation was paid cash retainers she would have received had she remained on the board through June 30, 2021.

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

The compensation committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full board. As part of this annual review, the compensation committee considers the significant time commitment and skill level required by each non-employee director in serving on the board and its various committees. The compensation committee seeks to maintain a market competitive director compensation program and, with the assistance of its independent compensation consultant, Aon Rewards, benchmarks our director compensation program against the peer group we use to evaluate our executive compensation program.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board.

On June 22, 2021, the Chairman of the board received 105,000 restricted stock units which vest on June 22, 2022 and an option to purchase 173,000 shares of common stock, and each other serving non-employee director received 77,000 restricted stock units which vest on June 22, 2022 and an option to purchase 128,000 shares of common stock. All of the options have an exercise price of $0.55 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2021, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

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

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for fiscal 2021 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $17,500, the chairperson of the compensation committee received an additional annual retainer of $17,500 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2022, Dr. Prendergast serves as Chairman of the board and will received an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $20,000, the chairperson of the compensation committee will receive an additional annual retainer of $20,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2021:

Equity Compensation Plan Information as of June 30, 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	36,723,262(1)	$0.72(2)	738,817
Equity compensation plans not approved by security holders	25,000(3)	$0.70	-
Total	36,748,262		738,817

(1)
Includes 21,882,500 options and 14,840,762 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)
The amount in column (a) for equity compensation plans approved by security holders includes 14,376,762 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 22, 2025, subject to the fulfillment of service, market conditions, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)
Consists of two warrants to purchase 12,500 shares at $0.70 per share issued in connection with a contract for financial advisory services. These warrants expired unexercised on August 4, 2021.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 24, 2021, of:

●
each director, each of the named executive officers, and all current directors and officers as a group; and

●
all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 24, 2021. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 16 votes per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 24, 2021, on which date 231,258,137 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 66,059 shares of common stock, were outstanding.

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

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	8,552,677 (1)	3.6%	*
Common	Stephen T. Wills	7,640,464 (2)	3.2%	*
Common	John K.A. Prendergast, Ph.D.	1,404,933 (3)	*	*
Common	Robert K. deVeer, Jr.	845,306 (4)	*	*
Common	J. Stanley Hull	807,966 (5)	*	*
Common	Alan W. Dunton, M.D.	818,518 (6)	*	*
Common	Arlene M. Morris	730,666 (7)	*	*
Common	Anthony M. Manning, Ph.D.	520,666 (8)	*	*

	All current directors and executive officers as a group (eight persons)	21,321,196 (9)	8.6%	1.8%
*Less than one percent.

(1)
Includes 4,487,318 shares of common stock underlying outstanding options and 2,859,750 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)
Includes 3,933,985 shares of common stock underlying outstanding options and 2,519,750 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)
Includes 751,166 shares of common stock underlying outstanding options and 160,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)
Includes 451,166 shares of common stock underlying outstanding options and 80,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)
Includes 451,166 shares of common stock underlying outstanding options and 80,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)
Includes 451,166 shares of common stock underlying outstanding options and 70,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)
Consists of 391,166 shares of common stock underlying outstanding options and 50,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)
Consists of 318,666 shares of common stock underlying outstanding options and 28,500 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)
Includes 17,083,799 shares of common stock underlying outstanding options and restricted stock units.

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

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”), served as our independent registered public accounting firm for fiscal 2021 and fiscal 2020.

Audit Fees. For fiscal 2021, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q were $398,000. For fiscal 2020, fees for professional services rendered for the audit of our annual consolidated financial statements, review of our consolidated financial statements in our Forms 10-Q, and services provided in connection with comfort letters were $329,000.

Audit-Related Fees. For fiscal 2021 and fiscal 2020, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2021, KPMG billed us $18,600 us for professional services rendered for tax compliance services. For fiscal 2020, KPMG billed us $23,600 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2021 and fiscal 2020.

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

— Consolidated Statements of Operations

— Consolidated Statements of Stockholders’ Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

    2.
Financial statement schedules: None.

    3.
List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
1.1	Equity Distribution Agreement, dated April 20, 2018, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	April 20, 2018	001-15543
1.2	Equity Distribution Agreement, dated June 21, 2019, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	June 21, 2019	001-15543
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
4.1	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.2	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.3	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.4	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.5	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.6	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.7	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.9	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.10	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.11	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.		10-Q	February 10, 2017	001-15543
4.12	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543

10.6†	2007 Change in Control Severance Plan.	10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.	10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.	10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.	10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.	10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended and restated.	8-K	June 29, 2020	001-15543
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.	10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.	10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.	S-3	August 17, 2018	333-226905
10.22
Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.
		8-K	July 7, 2015	001-15543
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.	10-Q	November 16, 2020	001-15543

10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2019, between Carl Spana and Palatin Technologies, Inc.		8-K	June 26, 2019	001-15543
10.28†	Employment Agreement, effective as of July 1, 2019, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 26, 2019	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Serves Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543
10.32	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.33†††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	X

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

Date: September 28, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 28, 2021
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 28, 2021
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 28, 2021
John K. A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 28, 2021
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 28, 2021
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 29, 2021
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 28, 2021
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 28, 2021
Anthony M. Manning