Form 10-Q
period 2021-09-30
PALATIN TECHNOLOGIES INC
filed 2021-11-15
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

(609) 495‑2200

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 11, 2021): 231,345,273

PALATIN TECHNOLOGIES, INC. Table of Contents

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our business, financial condition, and results of operations may be adversely affected by conditions related to global health epidemics, including the novel strain of coronavirus (“COVID-19”) pandemic, such as, for example, the increase in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to develop the infrastructure to successfully market and distribute Vyleesi in the United States;

•	our ability to meet post marketing commitments of the U.S. Food and Drug Administration (“FDA”);

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesi for the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

o	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and

o	Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

•	our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;

•	the results of clinical trials with our late stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which is scheduled to enter Phase 3 clinical trials in the fourth quarter of calendar year 2021, and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which is also scheduled to enter Phase 2 clinical trials in the first half of calendar year 2022;

•	estimates of our expenses, future revenue, and capital requirements;

•	our ability to achieve profitability;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

ii

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance of our management team, senior staff professionals, and third-party contractors and consultants;

•	the retention of key management, employees, and third-party contractors;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$53,421,179	$60,104,919
Accounts receivable	914,015	1,580,443
Inventories	1,108,067	1,162,000
Prepaid expenses and other current assets	2,946,797	3,059,679
Total current assets	58,390,058	65,907,041

Property and equipment, net	140,022	94,817
Right-of-use assets	1,146,332	1,237,813
Other assets	56,916	56,916
Total assets	$59,733,328	$67,296,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$762,817	$640,650
Accrued expenses	4,991,164	5,797,378
Short-term operating lease liabilities	353,925	351,853
Other current liabilities	3,679,852	3,721,907
Total current liabilities	9,787,758	10,511,788

Long-term operating lease liabilities	808,840	900,520
Other long-term liabilities	6,167,603	6,232,907
Total liabilities	16,764,201	17,645,215

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of September 30, 2021 and June 30, 2021	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 231,301,673 shares as of September 30, 2021 and 230,049,691 shares as of June 30, 2021	2,313,017	2,300,497
Additional paid-in capital	399,564,086	399,146,232
Accumulated deficit	(358,908,016)	(351,795,397)
Total stockholders’ equity	42,969,127	49,651,372
Total liabilities and stockholders’ equity	$59,733,328	$67,296,587

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2021	2020

REVENUES
Product revenue, net	$159,482	$(288,560)

OPERATING EXPENSES
Cost of products sold	53,933	25,200
Research and development	3,484,764	2,923,851
Selling, general and administrative	3,836,542	2,331,606
Gain on license termination agreement	-	(1,623,795)
Total operating expenses	7,375,239	3,656,862

Loss from operations	(7,215,757)	(3,945,422)

OTHER INCOME (EXPENSE)
Investment income	1,410	12,135
Foreign currency gain	107,359	-
Interest expense	(5,631)	(7,489)
Total other income, net	103,138	4,646
NET LOSS	$(7,112,619)	$(3,940,776)

Basic and diluted net loss per common share	$(0.03)	$(0.02)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	238,233,063	236,345,862

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity (unaudited)

Three Months Ended September 30, 2021					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	4,030	$40	230,049,691	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	1,624,158	16,242	616,485	-	632,727
Withholding taxes related to restricted stock units	-	-	(372,176)	(3,722)	(198,631)	-	(202,353)
Net loss	-	-	-	-	-	(7,112,619)	(7,112,619)
Balance, September 30, 2021	4,030	$40	231,301,673	$2,313,017	$399,564,086	$(358,908,016)	$42,969,127

Three Months Ended September 30, 2020
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2020	4,030	$40	229,258,400	$2,292,584	$396,079,127	$(318,198,902)	$80,172,849
Stock-based compensation	-	-	743,112	7,431	813,743	-	821,174
Withholding taxes related to restricted stock units	-	-	(146,095)	(1,461)	(76,305)	-	(77,766)
Net loss	-	-	-	-	-	(3,940,776)	(3,940,776)
Balance, September 30, 2020	4,030	$40	229,855,417	$2,298,554	$396,816,565	$(322,139,678)	$76,975,481

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,112,619)	$(3,940,776)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	12,559	13,444
Cash received in excess of gain on termination agreement	-	10,376,205
Decrease in right-of-use asset	91,481	75,722
Unrealized foreign currency transaction gain	(107,359)	-
Stock-based compensation	632,727	821,174
Changes in operating assets and liabilities:
Accounts receivable	666,428	(744,372)
Prepaid expenses and other assets	112,882	(1,621,785)
Inventories	53,933	25,200
Accounts payable	122,167	255,636
Accrued expenses	(806,214)	(1,375,415)
Operating lease liabilities	(89,608)	(72,082)
Net cash (used in) provided by operating activities	(6,423,623)	3,812,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(57,764)	-
Net cash used in investing activities	(57,764)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(202,353)	(77,766)
Net cash used in financing activities	(202,353)	(77,766)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,683,740)	3,735,185

CASH AND CASH EQUIVALENTS, beginning of period	60,104,919	82,852,270

CASH AND CASH EQUIVALENTS, end of period	$53,421,179	$86,587,455

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,631	$7,489

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2021 of $358,908,016 and a net loss for the three months ended September 30, 2021 of $(7,112,619), and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2021, the Company’s cash and cash equivalents were $53,421,179 and current liabilities were $9,787,758. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Management believes that the Company’s cash and cash equivalents as of September 30, 2021 will be sufficient to fund its current operating plans through at least December 2022. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

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

The Company cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on its business, including manufacturing, distribution, sales and marketing of Vyleesi, and whether it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during the fiscal year ending June 30, 2022 (“fiscal 2022”) and beyond.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution.

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2021 may not necessarily be indicative of the results of operations expected for the full year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2021 and 2020 and for the fiscal years then ended.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $52,554,495 and $59,730,428   in a money market account on September 30, 2021 and June 30, 2021, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company. Currently product revenues and related accounts receivable are generated primarily from two specialty pharmacies.

Trade Accounts Receivable - Trade accounts receivable are amounts owed to the Company by its customers for products that have been delivered. Trade accounts receivable is recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. Credit losses have not been significant to date.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,516,525 and $2,503,966 as of September 30, 2021 and June 30, 2021, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

Leases - At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities in the consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. For operating leases, ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term. The Company uses the rate implicit in the lease if it is determinable. When the rate implicit in the lease is not determinable, the Company uses an estimate based on a hypothetical rate provided by a third party as the Company currently does not have issued debt. Operating ROU assets are calculated as the present value of the remaining lease payments plus unamortized initial direct costs plus any prepayments less any unamortized lease incentives received. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause incremental costs to the Company if the option were not exercised. Lease expense is recognized on a straight-line basis over the lease term. The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of twelve months or less. The expense associated with short term leases is included in selling, general and administrative expense in the statements of operations. To the extent a lease arrangement includes both lease and non-lease components, the Company has elected to account for the components as a single lease component.

Revenue Recognition – The Company recognizes product revenues in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The provisions of ASC Topic 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC Topic 606, the Company recognizes revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the consolidated balance sheet, net of various allowances as described in the Trade Accounts Receivable policy above.

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

Notes to Consolidated Financial Statements

(unaudited)

Gross product sales offset by product sales allowances for the three months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,
	2021	2020

Gross product sales	$1,429,410	$809,100
Provision for product sales allowances and accruals	(1,269,928)	(1,097,660)
Net sales	$159,482	$(288,560)

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

Net Loss per Common Share - Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

For the three months ended September 30, 2021 and 2020, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three months ended September 30, 2021 and 2020 was 32,931,560 and 38,526,609 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 6,734,125 and 6,444,353 vested restricted stock units that had not been issued as of September 30, 2021 and 2020, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

Notes to Consolidated Financial Statements

(unaudited)

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years, with early adoption permitted. The guidance was applicable to the Company beginning July 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Effective July 24, 2020, the Company entered into a termination agreement (the “Termination Agreement”) with AMAG terminating the AMAG License Agreement. Under the terms of the Termination Agreement, the Company regained all development and commercialization rights for Vyleesi in the Territory. AMAG made a $12,000,000 payment to the Company at closing of the Termination Agreement and a $4,300,000 payment to the Company on March 31, 2021. The Company initially recorded a liability related to estimated losses on inventory purchase commitments of $18,194,000 as well as accrued expenses for an inventory production run obligation assumed of $2,300,000. The Company assumed all Vyleesi manufacturing agreements, and AMAG transferred information, data, and assets related exclusively to Vyleesi to the Company, including existing inventory and prepaid expenses with an estimated fair value of $5,817,795 as of the date of the Termination Agreement. As a result, the Company initially recorded a net gain for the Termination Agreement of $1,623,795 during the three months ended September 30, 2020. During the three months ended June 30, 2021, the Company reassessed the estimated net realizable value of the inventory, prepaid expenses and losses on the inventory purchase commitments resulting in recording of a loss on the Termination Agreement of $4,407,987 for the three months ended June 30, 2021 and a total loss on the Termination Agreement for the year ended June 30, 2021 of $2,784,192.

Under the Termination Agreement, AMAG provided certain transitional services to the Company for a period to ensure continued patient access to Vyleesi during the transition back to the Company. The Company reimbursed AMAG for the agreed upon costs of the transition services.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

(6) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

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

The Company and Catalent then entered into a new Vyleesi manufacturing agreement (the “New Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 12) as compared to the original Catalent Agreement and modification of other financial terms. The New Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the New Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the New Catalent Agreement. The initial term of the New Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The New Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters.

The term of the Lonza Agreement is through December 31, 2022. There are specified minimum purchase requirements under the Lonza Agreement, and under specified circumstances, termination fees may be payable upon termination of the Lonza Agreement by the Company (see Note 12).

The initial term of the Ypsomed Agreement is through December 31, 2025, with automatic renewal for successive one-year periods unless either party terminates the Ypsomed Agreement by ten months’ written notice prior to the expiration of the Ypsomed Agreement or any automatic renewal period. There are specified minimum purchase requirements under the Ypsomed Agreement, and under specified circumstances, termination fees may be payable upon termination of the Ypsomed Agreement by the Company (see Note 12).

(7) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. Palatin has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

(8) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co. Ltd (“Kwangdong”) for exclusive rights to commercialize Vyleesi (the “Kwangdong License Agreement”) in Korea. Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense. The Company will receive a $3,000,000 milestone payment based on the first commercial sale in Korea. Palatin has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	June 30,
	2021	2021
Clinical / regulatory costs	$295,073	$454,750
Insurance premiums	332,713	259,468
Vyleesi contractual advances	1,200,000	1,200,000
Other	1,119,011	1,145,461
	$2,946,797	$3,059,679

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2021:
Money Market Account	$52,554,495	$52,554,495	$-	$-
June 30, 2021:
Money Market Account	$59,730,428	$59,730,428	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2021	2021
Clinical / regulatory costs	$57,960	$778,705
Other research related expenses	627,268	569,370
Professional services	25,000	84,094
Inventory purchases	1,917,633	2,340,000
Selling expenses	2,153,557	1,839,724
Other	209,746	185,485
	$4,991,164	$5,797,378

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed. Agreement as of September 30, 2021:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$10,809,004	$3,679,852	$5,138,952	$1,990,200

As of September 30, 2021, the Company has $3,679,852 and $6,167,603 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2021, $3,721,907 and $6,232,907 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

The commitment contractual obligation amounts above are denominated in Swiss Francs and Euros and have been translated using period end exchange rates. The Company may experience a negative impact on future earnings and equity solely as a result of future foreign currency exchange rate fluctuations.

Contingencies - The Company is subject to contingencies, such as product liability, arising in the ordinary course of business. Loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition, or results of operations.

(13) STOCKHOLDERS’ EQUITY

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the three months ended September 30, 2021 and 2020.

Stock Options – For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation related to stock options of $398,812 and $481,822, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic alue

Outstanding - June 30, 2021	21,882,500	$0.72	7.2	$1,034,273

Granted	60,150	0.46
Forfeited	(118,152)	0.70
Exercised	-	-
Expired	-	-
Outstanding - September 30, 2021	21,824,498	$0.72	6.9	$186,886

Exercisable at September 30, 2021	13,465,772	$0.75	5.8	$186,886

Expected to vest at September 30, 2021	8,358,726	$0.68	8.8	$-

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Included in the outstanding options in the table above are 1,605,573 and 332,785 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020 and 2021. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2025 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

Restricted Stock Units – For the three months ended September 30, 2021 and 2020, the Company recorded stock-based compensation related to restricted stock units of $233,915 and $339,352, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at July 1, 2021	14,840,762
Granted	-
Forfeited	(81,117)
Vested	(1,624,158)
Outstanding at September 30, 2021	13,135,487

Included in outstanding restricted stock units in the table above are 6,734,125 vested shares that have not been issued as of September 30, 2021 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 1,630,020 and 275,208 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2019, 2020, and 2021. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2025 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

In June 2021, the Company granted 450,000 performance-based restricted stock units included in the table above to its executive officers which vest if, prior to June 22, 2023, the price per share of the Company’s common stock, as traded on the NYSE American, was at least $2.00 for at least twenty consecutive trading days.

In connection with the vesting of restricted share units during the three months ended September 30, 2021 and 2020, the Company withheld 372,176 and 146,095 shares, respectively, with aggregate values of $202,353 and $77,766, respectively, in satisfaction of minimum tax withholding obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2021.

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Quarterly Report immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2021, as well as any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2021, have not changed during the three months ended September 30, 2021. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Our lead product, Vyleesi, was approved by the FDA on June 21, 2019, and since July 24, 2020 we have been marketing Vyleesi in the United States. Prior to July 24, 2020, the product was marketed in North America by AMAG pursuant to a license agreement that was terminated on that date. Vyleesi, a melanocortin receptor agonist, is an “as needed” therapy used in anticipation of sexual activity and self-administered by premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the thigh or abdomen via a single-use subcutaneous auto-injector. The most common adverse events are nausea, flushing, injection site reactions, headache, and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

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

MELANOCORTIN RECEPTOR PROGRAMS

Preclinical
Phase 1
Phase 2
Phase 3
FDA Approval / Commercially Available
Vyleesi® MC4r Agonist
Hypoactive Sexual Desire Disorder
PL9643 MCR Agonist
Dry Eye Disease
PL9643 MCR Agonist
Second front of the eye indication
MCR Agonist
Diabetic Retinopathy
Non-infectious Uveitis
PL8177 MCR1 Agonist (Oral)
Inflammatory Bowel Diseases

NATRIURETIC PEPTIDE RECEPTOR PROGRAMS

Preclinical
Phase 1
Phase 2
Phase 3
FDA Approval/ Commercially Available
PL3994 NPR-A
Cardiovascular Disease
PL5028 NPR-A/C Agonist
Cardiovascular and Fibrotic Diseases

Our Strategy

Key elements of our business strategy include:

•	Maximizing revenue from Vyleesi by marketing Vyleesi in the United States, supporting our existing licensees for China and South Korea, and licensing Vyleesi for the United States and additional regions;

•	Maintaining a team to create, develop and commercialize MCr and NPR products addressing unmet medical needs;

•	Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

•	Partially funding our product development programs with the cash flow generated from Vyleesi and existing license agreements, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our other product candidates.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020:

Revenues – For the three months ended September 30, 2021, we recognized $159,482 in product revenue, net of allowances and for the three months ended September 30, 2020, we recognized $288,560 of negative product revenue, net of allowances as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 (see Note 5 of our accompanying consolidated financial statements).

Cost of Products Sold – Cost of products sold was $53,933 and $25,200 for the three months ended September 30, 2021 and 2020, respectively.

Research and Development – Research and development expenses were $3,484,764 and $2,923,851 for the three months ended September 30, 2021 and 2020, respectively. The increase for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, is related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $2,287,313 and $1,872,305 for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,197,451 and $1,051,546 for the three months ended September 30, 2021 and 2020, respectively. The increase in general research and development spending for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to September 30, 2021 was approximately $311,900,000 on our Vyleesi program and approximately $170,900,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2021, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,836,542 and $2,331,606 for the three months ended September 30, 2021 and 2020, respectively. The increase in selling, general and administrative expenses for the three months ended September 30, 2021 is primarily attributable to selling expenses related to Vyleesi of $1,766,465 offset by a decrease in compensation related expenses.

Gain on License Termination Agreement - For the three months ended September 30, 2020, we recorded a gain of $1,623,795 as a result of the Vyleesi Termination Agreement (see Note 5 of the accompanying consolidated financial statements).

Other Income (Expense) – Total other income, net was $103,138 and $4,646 for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021, we recognized investment income of $1,410 and unrealized foreign currency gain of $107,359 offset by $5,631 of interest expense. For the three months ended September 30, 2020, we recognized $12,135 of investment income offset by $7,489 of interest expense. The increase in other income (expense) for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 is the result of unrealized foreign currency gains.

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

Our product candidates are at various stages of development and will require significant further research, development, and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties, and expenses commonly experienced by early stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	dependence on third party contractors and collaborators for part of our research and development;

•	ability to attract and retain experienced personnel;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices (“GMP”) compliance;

•	intellectual property rights;

•	product introduction;

•	marketing, sales, and competition; and

•	obtaining sufficient capital.

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

During the three months ended September 30, 2021, net cash used in operating activities was $6,417,706 compared to cash provided by operating activities of $3,812,951 for the three months ended September 30, 2020. The difference in cash used in operations for the three months ended September 30, 2021 compared to cash provided by operating activities for the three months ended September 30, 2020 was primarily related to cash received in excess of the gain recorded on the termination agreement for Vyleesi.

During the three months ended September 30, 2021, net cash used in investing activities was $57,764 relating to the purchase of equipment.

During the three months ended September 30, 2021 and 2020, net cash used in financing activities was $202,353 and $77,766, respectively, which consisted of payment of withholding taxes related to restricted stock units.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of September 30, 2021, our cash and cash equivalents were $53,421,179 and our current liabilities were $9,787,758.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least December 2022. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2022 and beyond.

We had a net loss for the three months ended September 30, 2021 and fiscal 2021. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to, whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vylessi in the United States and continue to develop our natriuretic peptide and MC1r product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 359,587 shares were withheld during the three months ended September 30, 2021 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
July 1, 2021 through July 31, 2021	-	$-	-	-
August 1, 2021 through August 31, 2021	359,587	0.56	-	-
September 1, 2021 through September 30, 2021	-	-	-	-
Total	359,587	$0.56	-	-

(1) Consists solely of 359,587 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 15, 2021	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 15, 2021	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

