Form 10-Q
period 2021-12-31
PALATIN TECHNOLOGIES INC
filed 2022-02-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 11, 2022): 231,695,273

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our business, financial condition, and results of operations may be adversely affected by conditions related to global health epidemics, including the novel strain of coronavirus (“COVID-19”) pandemic, such as, for example, the increase in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to develop the infrastructure to successfully market and distribute Vyleesi in the United States;

•	our ability to meet post marketing commitments of the U.S. Food and Drug Administration (“FDA”);

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesifor the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

o

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and

o	Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

•	our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;

•	the results of clinical trials with our late stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which entered Phase 3 clinical trials in the fourth quarter of calendar year 2021, and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which is scheduled to enter Phase 2 clinical trials in calendar year 2022;

•	estimates of our expenses, future revenue, and capital requirements;

•	our ability to achieve profitability;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

ii

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance of our management team, senior staff professionals, and third-party contractors and consultants;

•	the retention of key management, employees, and third-party contractors;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$47,325,547	$60,104,919
Accounts receivable	583,991	1,580,443
Inventories	1,078,896	1,162,000
Prepaid expenses and other current assets	2,379,693	3,059,679
Total current assets	51,368,127	65,907,041

Property and equipment, net	511,316	94,817
Right-of-use assets - operating leases	1,058,241	1,237,813
Other assets	56,916	56,916
Total assets	$52,994,600	$67,296,587

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$160,180	$640,650
Accrued expenses	6,178,200	5,797,378
Short-term operating lease liabilities	360,655	351,853
Short-term finance lease liabilities	96,924	-
Other current liabilities	7,068,033	3,721,907
Total current liabilities	13,863,992	10,511,788

Long-term operating lease liabilities	715,893	900,520
Long-term finance lease liabilities	204,908	-
Other long-term liabilities	3,013,500	6,232,907
Total liabilities	17,798,293	17,645,215

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares; shares issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of December 31, 2021 and June 30, 2021	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 231,695,273 shares as of December 31, 2021 and 230,049,691 shares as of June 30, 2021	2,316,953	2,300,497
Additional paid-in capital	400,473,806	399,146,232
Accumulated deficit	(367,594,492)	(351,795,397)
Total stockholders’ equity	35,196,307	49,651,372
Total liabilities and stockholders’ equity	$52,994,600	$67,296,587

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

REVENUES
Product revenue, net	$72,140	$(163,971)	$231,622	$(452,531)
License and contract	250,000	-	250,000	-
	322,140	(163,971)	481,622	(452,531)
OPERATING EXPENSES
Cost of products sold	29,171	29,400	83,104	54,600
Research and development	5,426,397	4,011,418	8,911,161	6,935,269
Selling, general and administrative	3,317,760	5,044,913	7,154,302	7,376,519
Gain on license termination agreement	-	-	-	(1,623,795)
Total operating expenses	8,773,328	9,085,731	16,148,567	12,742,593

Loss from operations	(8,451,188)	(9,249,702)	(15,666,945)	(13,195,124)

OTHER INCOME (EXPENSE)
Investment income	1,563	4,800	2,973	16,935
Foreign currency loss	(234,078)	(745,002)	(126,719)	(745,002)
Interest expense	(2,773)	(1,871)	(8,404)	(9,360)
Total other expense, net	(235,288)	(742,073)	(132,150)	(737,427)
NET LOSS	$(8,686,476)	$(9,991,775)	$(15,799,095)	$(13,932,551)

Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.07)	$(0.06)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	238,276,793	236,405,065	238,256,318	236,375,463

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders’ Equity
(unaudited)

Three Months Ended December 31, 2021					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, September 30, 2021	4,030	$40	231,301,673	$2,313,017	$399,564,086	$(358,908,016)	$42,969,127
Stock-based compensation	-	-	-	-	623,441	-	623,441
Withholding taxes related to restricted stock units	-	-	-	-	(5,917)	-	(5,917)
Warrant exercises	-	-	350,000	3,500	276,500	-	280,000
Option exercises	-	-	43,600	436	15,696	-	16,132
Net loss	-	-	-	-	-	(8,686,476)	(8,686,476)
Balance, December 31, 2021	4,030	$40	231,695,273	$2,316,953	$400,473,806	$(367,594,492)	$35,196,307

Six Months Ended December 31, 2021					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	4,030	$40	230,049,691	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	1,624,158	16,242	1,239,926	-	1,256,168
Withholding taxes related to restricted stock units	-	-	(372,176)	(3,722)	(204,548)	-	(208,270)
Warrant exercises	-	-	350,000	3,500	276,500	-	280,000
Option exercises	-	-	43,600	436	15,696	-	16,132
Net loss	-	-	-	-	-	(15,799,095)	(15,799,095)
Balance, December 31, 2021	4,030	$40	231,695,273	$2,316,953	$400,473,806	$(367,594,492)	$35,196,307

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,799,095)	$(13,932,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,154	23,854
Cash received in excess of gain on termination agreement	-	10,376,205
Decrease in right-of-use asset	179,572	152,447
Unrealized foreign currency transaction loss	126,719	745,002
Stock-based compensation	1,256,168	1,683,857
Changes in operating assets and liabilities:
Accounts receivable	996,452	(446,623)
Prepaid expenses and other assets	679,986	(1,818,695)
Inventories	83,104	(213,293)
Accounts payable	(480,470)	458,821
Accrued expenses	380,822	(399,536)
Operating lease liabilities	(175,825)	(145,167)
Other liabilities	-	(7,091,452)
Net cash used in operating activities	(12,712,413)	(10,607,131)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(146,862)	-
Net cash used in investing activities	(146,862)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(208,270)	(89,029)
Payment of finance lease obligations	(7,959)	-
Proceeds from exercise of warrants	280,000	-
Proceeds from exercise of stock options	16,132	-
Net cash provided by (used in) financing activities	79,903	(89,029)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,779,372)	(10,696,160)

CASH AND CASH EQUIVALENTS, beginning of period	60,104,919	82,852,270

CASH AND CASH EQUIVALENTS, end of period	$47,325,547	$72,156,110

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$8,404	$9,360

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

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system is involved in the regulation of food intake, satiety, metabolism, sexual function, inflammation, and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

The Company’s commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). As disclosed in Note 5, the AMAG License Agreement was terminated effective July 24, 2020, and the Company is now marketing Vyleesi in the United States.

The Company’s product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1r agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2021 of $367,594,492 and a net loss for the three and six months ended December 31, 2021 of $8,686,476 and $15,799,095. The Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2021, the Company’s cash and cash equivalents were $47,325,547  and current liabilities were $13,863,992. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Management believes that the Company’s cash and cash equivalents as of December 31, 2021 will be sufficient to fund its current operating plans through at least March 2023. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

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

The Company cannot be certain what the overall impact of the ongoing COVID-19 pandemic will be on its business, including manufacturing, distribution, sales and marketing of Vyleesi, and whether it has the potential to materially adversely affect its business, financial condition and results of operations and cashflows during the remainder of fiscal year ending June 30, 2022 (“fiscal 2022”) and beyond.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one money market account sponsored by a large financial institution.

 (2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2021 may not necessarily be indicative of the results of operations expected for the full fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2021 and 2020 and for the fiscal years then ended.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $47,053,506 and $59,730,428 in a money market account on December 31, 2021 and June 30, 2021, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company. Currently, product revenues and related accounts receivable are generated primarily from two specialty pharmacies.

Trade Accounts Receivable – Trade accounts receivable are amounts owed to the Company by its customers for products that have been delivered. Trade accounts receivable is recorded at the invoice amount, less prompt pay and other discounts, chargebacks, and an allowance for credit losses, if any. Credit losses have not been significant to date.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,544,120 and $2,503,966 as of December 31, 2021 and June 30, 2021, respectively.

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

Notes to Consolidated Financial Statements

(unaudited)

Leases – At lease inception, the Company determines whether an arrangement is or contains a lease. Operating leases are included in operating lease right-of-use (“ROU”) assets, short-term operating lease liabilities, and long-term operating lease liabilities in the consolidated financial statements. Finance leases are included in property and equipment for ROU assets, short-term finance lease liabilities, and long-term finance lease liabilities in the consolidated financial statements. ROU assets represent the Company’s right to use leased assets over the term of the lease. Lease liabilities represent the Company’s contractual obligation to make lease payments over the lease term. ROU assets and lease liabilities are recognized at the commencement date. The lease liability is measured as the present value of the lease payments over the lease term. The Company uses the rate implicit in the lease if it is determinable. When the rate implicit in the lease is not determinable, the Company uses an estimate based on a hypothetical rate provided by a third party as the Company currently does not have issued debt. Lease terms may include renewal or extension options to the extent they are reasonably certain to be exercised. The assessment of whether renewal or extension options are reasonably certain to be exercised is made at lease commencement. Factors considered in determining whether an option is reasonably certain of exercise include, but are not limited to, the value of any leasehold improvements, the value of renewal rates compared to market rates, and the presence of factors that would cause incremental costs to the Company if the option were not exercised.

The ROU asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, plus (minus) any prepaid (accrued) lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the lease term. For finance leases, the ROU asset is subsequently amortized using the straight-line method from the lease commencement date to the earlier of the end of its useful life or the end of the lease term unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise an option to purchase the underlying asset. In those cases, the ROU asset is amortized over the useful life of the underlying asset. Amortization of the ROU asset is recognized and presented as an operating expense separately from interest expense on the lease liability.

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

During the three months ended December 31, 2021, the Company recorded an additional $309,791 in property and equipment and lease obligations for two new finance leases, each with a term of three years.

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

In accordance with ASC Topic 606, the Company recognizes product revenue when its performance obligation is satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to the Company from contracts with its customers are stated separately in the consolidated balance sheet, net of various allowances as described in the Trade Accounts Receivable policy above.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Gross product sales offset by product sales allowances for the three and six months ended December 31, 2021 and 2020 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020

Gross product sales	$773,140	$943,950	$2,202,550	$1,753,050
Provision for product sales allowances and accruals	(701,000)	(1,107,921)	(1,970,928)	(2,205,581)
Net sales	$72,140	$(163,971)	$231,622	$(452,531)

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

Net Loss per Common Share – Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

For the three and six months ended December 31, 2021 and 2020, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2021 and 2020 was 27,828,623 and 37,207,984 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 7,123,500 and 6,798,625 vested restricted stock units that had not been issued as of December 31, 2021 and 2020, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

Translation of foreign currencies – Transactions denominated in currencies other than the Company’s functional currency (US Dollar) are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

(4) New and recently Adopted Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB is issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments are applicable to the Company beginning July 1, 2022. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt (Topic 470) and Derivatives and Hedging (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted. The guidance is applicable to the Company beginning July 1, 2022. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The guidance is effective for public entities for fiscal years beginning after December 15, 2020, and for interim periods within those fiscal years. The guidance was applicable to the Company beginning July 1, 2021. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The new guidance will be effective for the Company on July 1, 2023, with early adoption permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

(7) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense. The Company will receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. Palatin has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun. For the three and six months ended December 31, 2021, the Company recorded $250,000 of license and contract revenue from the Fosun License Agreement.

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

Notes to Consolidated Financial Statements

(unaudited)

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2021	2021
Clinical / regulatory costs	$36,352	$454,750
Insurance premiums	229,365	259,468
Vyleesi contractual advances	1,200,000	1,200,000
Other	913,976	1,145,461
	$2,379,693	$3,059,679

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2021:
Money Market Account	$47,053,506	$47,053,506	$-	$-
June 30, 2021:
Money Market Account	$59,730,428	$59,730,428	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2021	2021
Clinical / regulatory costs	$1,898,088	$778,705
Other research related expenses	1,163,489	569,370
Professional services	54,854	84,094
Inventory purchases	1,917,633	2,340,000
Selling expenses	1,027,073	1,839,724
Other	117,063	185,485
	$6,178,200	$5,797,378

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed. Agreement as of December 31, 2021:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$11,049,033	$7,068,033	$2,958,000	$1,023,000

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

As of December 31, 2021, the Company has $7,068,033 and $3,013,500accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2021, $3,721,907 and $6,232,907 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(13) STOCKHOLDERS’ EQUITY

Financing Transactions – On June 21, 2019, the Company entered into an equity distribution agreement (the “2019 Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2019 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $40.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission.

No proceeds were raised under the 2019 Equity Distribution Agreement during the three and six months ended December 31, 2021 and 2020.

Stock Purchase Warrants – During the three and six months ended December 31, 2021, the Company received $280,000 and issued 350,000 shares of common stock upon the exercise provisions of 350,000 Series J warrants at an exercise price of $0.80 per share.

Stock Options – For the three and six months ended December 31, 2021, the Company recorded stock-based compensation related to stock options of $380,735 and $779,547, respectively. For the three and six months ended December 31, 2020, the Company recorded stock-based compensation related to stock options of $473,963 and $955,785, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2021	21,882,500	$0.72	7.2	$1,034,273

Granted	103,150	0.49
Forfeited	(118,152)	0.70
Exercised	(43,600)	0.37
Expired	(73,349)	0.70
Outstanding - December 31, 2021	21,750,549	$0.72	6.7	$373,722

Exercisable at December 31, 2021	13,571,910	$0.75	5.6	$370,833

Expected to vest at December 31, 2021	8,178,639	$0.68	8.6	$2,889

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

Restricted Stock Units – For the three and six months ended December 31, 2021, the Company recorded stock-based compensation related to restricted stock units of $242,706 and $476,621, respectively. For the three and six months ended December 31, 2020, the Company recorded stock-based compensation related to restricted stock units of $388,720 and $728,072, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2021	14,840,762
Granted	-
Forfeited	(81,117)
Vested	(1,624,158)
Outstanding at December 31, 2021	13,135,487

Included in outstanding restricted stock units in the table above are 7,123,500 vested shares that have not been issued as of December 31, 2021 due to a provision in the restricted stock unit agreements to delay delivery.

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

In connection with the vesting of restricted share units during the six months ended December 31, 2021, the Company withheld 372,176 shares with aggregate values of $208,270 in satisfaction of minimum tax withholding obligations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2021, have not changed during the three and six months ended December 31, 2021. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

Our Business

We are a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin and natriuretic peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

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

Melanocortin Receptor System. The melanocortin receptor (“MCr”) system is involved in the regulation of food intake, satiety, metabolism, sexual function, inflammation, and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

Our commercial product, Vyleesi, was approved by the FDA on June 21, 2019, and since July 24, 2020 we have been marketing Vyleesi in the United States. Prior to July 24, 2020, the product was marketed in the United States by AMAG pursuant to a license agreement that was terminated on that date. Vyleesi, a melanocortin receptor agonist, is an “as needed” therapy used in anticipation of sexual activity and self-administered by premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the thigh or abdomen via a single-use subcutaneous auto-injector. The most common adverse events are nausea, flushing, injection site reactions, headache, and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

Our new product development activities focus primarily on peptides which are agonists at MC1r, and in some instances additional melanocortin receptors, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. We believe that the MC1r agonist peptides we are developing have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

Natriuretic Peptide Receptor System. The natriuretic peptide receptor (“NPR”) system regulates cardiovascular functions, and therapeutic agents modulating this system have potential to treat fibrotic diseases and cardiovascular diseases, including reducing cardiac hypertrophy and fibrosis, heart failure, acute asthma, pulmonary diseases, and hypertension. We have designed and are developing potential NPR candidate drugs selective for one or more different natriuretic peptide receptors, including natriuretic peptide receptor-A (“NPR-A”), natriuretic peptide receptor B (“NPR-B”), and natriuretic peptide receptor C (“NPR-C”).

Pipeline Overview

The following chart illustrates the status of our drug development programs and Vyleesi, which has been approved by the FDA for the treatment of premenopausal women with acquired, generalized HSDD.

Our Strategy

Key elements of our business strategy include:

•	Discovering and developing melanocortin-based therapeutics for treating inflammatory and autoimmune diseases, with a focus on ocular diseases;

•	Growing our Vyleesi net revenue by marketing Vyleesi in the United States and supporting the development activities of our existing licensees for China and South Korea;

•	Entering into licenses for the sale, distribution and marketing of Vyleesi in the United States and additional regions;

•	Recruiting and maintaining employees to discover, develop and commercialize our MCr and NPR therapeutic products;

•	Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of therapeutic products we are developing;

•	Partially funding our therapeutic product development programs with the cash flow generated from Vyleesi and existing license agreements, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our therapeutic product candidates.

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

Results of Operations

Three and Six Months Ended December 31, 2021 Compared to the Three and Six Months Ended December 31, 2020:

Revenues – For the three and six months ended December 31, 2021, we recognized $72,140 and $231,622 in product revenue, net of allowances, respectively. For the three and six months ended December 31, 2020, we recognized $163,971 and $452,531 of negative product revenue, net of allowances, respectively, as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 (see Note 5 of our accompanying consolidated financial statements). For the three and six months ended December 31, 2021, we recognized $250,000 in license and contract revenue related to the Fosun License Agreement.

Cost of Products Sold – Cost of products sold was $29,171 and $83,104 for the three and six months ended December 31, 2021, respectively, compared to $29,400 and $54,600 for the three and six months ended December 31, 2020, respectively.

Research and Development – Research and development expenses were $5,426,397 and $8,911,161 for the three and six months ended December 31, 2021, respectively, compared to $4,011,418 and $6,935,269 for the three and six months ended December 31 2020, respectively. The increase for the three and six months ended December 31, 2021, as compared to the three and six months ended December 31, 2020, is related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $4,109,961 and $6,397,274 for the three and six months ended December 31, 2021, respectively, compared to $2,999,920 and $4,872,225 for the three and six months ended December 31, 2020, respectively. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,316,436 and $2,513,887 for the three and six months ended December 31, 2021, respectively, compared to $1,011,498 and $2,063,044 for the three and six months ended December 31, 2020, respectively. The increase in general research and development spending for the three and six months ended December 31, 2021 compared to the three and six months ended December 31, 2020 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to December 31, 2021 was approximately $311,900,000 on our Vyleesi program and approximately $176,300,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2021, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,317,760 and $7,154,302 for the three and six months ended December 31, 2021, respectively, compared $5,044,913 and $7,376,519 for the three and six months ended December 31, 2020, respectively. The decrease in selling, general and administrative expenses for the three and six months ended December 31, 2021 is primarily attributable to $1,366,998 and $3,133,463, respectively of selling expenses related to Vyleesi, and a decrease in compensation related expense.

Gain on License Termination Agreement – For the six months ended December 31, 2020, we recorded a gain of $1,623,795 as a result of the Vyleesi Termination Agreement (see Note 5 of the accompanying consolidated financial statements).

Other Income (Expense) – Total other expense, net was $235,288 and $132,150 for the three and six months ended December 31, 2021, respectively, compared to $742,073 and $737,427 for the three and six months ended December 31, 2020, respectively. For the three and six months ended December 31, 2021, we recognized $234,078 and $126,719 of foreign currency exchange loss, respectively, and interest expense of $2,773 and $8,404, respectively, offset by $1,563 and $2,973 of investment income. For the three and six months ended December 31, 2020, we recognized $745,002 of foreign currency exchange loss and interest expense of $1,871 and $9,360, respectively, offset by $4,800 and $16,935, respectively, of investment income. The decrease in other expense is a result of lower unrealized foreign currency losses on our inventory purchase commitments.

Liquidity and Capital Resources

Since inception, we have generally incurred net operating losses, primarily related to spending on our research and development programs. We have financed our net operating losses primarily through debt and equity financings and amounts received under collaborative and license agreements.

Our product candidates are at various stages of development and will require significant further research, development, and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties, and expenses commonly experienced by early-stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

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

During the six months ended December 31, 2021, net cash used in operating activities was $12,712,413 compared to $10,607,131 for the six months ended December 31, 2020. The difference in cash used in operations for the six months ended December 31, 2021 compared to the six months ended December 31, 2020 was primarily related to cash received in excess of the gain recorded on the termination agreement for Vyleesi as well as in increase in spending in our MCr programs.

During the six months ended December 31, 2021, net cash used in investing activities was $146,862, relating to the purchase of equipment.

During the six months ended December 31, 2021, net cash provided by financing activities was $79,903, which consisted of proceeds from the exercise of warrants of $280,000 and proceeds from the exercise of stock options of $16,132, offset by payment of withholding taxes related to restricted stock units of $208,270 and payment of finance lease obligations of $7,959. During the six months ended December 31, 2020, net cash used in financing activities was $89,029, which consisted of payment of withholding taxes related to restricted stock units.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2021, our cash and cash equivalents were $47,325,547, and our current liabilities were $13,863,992.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our planned operations through at least March 2023. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during the remainder of fiscal year 2022 and beyond.

We had a net loss for the three and six months ended December 31, 2021 and fiscal year 2021. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to, whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 12,589 shares were withheld during the three months ended December 31, 2021 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1, 2021 through October 31, 2021	12,589	$0.47	-	-
November 1, 2021 through November 30, 2021	-	-	-	-
December 1, 2021 through December 31, 2021	-	-	-	-
Total	12,589	$0.47	-	-

(1) Consists solely of 12,589 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543

3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543

31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 14, 2022	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 14, 2022	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

