Form 10-Q
period 2022-03-31
PALATIN TECHNOLOGIES INC
filed 2022-05-16
CIK 911216

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 13, 2022): 231,773,670

PALATIN TECHNOLOGIES, INC.

i

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q (this “Quarterly Report”) references to “we,” “our,” “us,” the “Company” or “Palatin” mean Palatin Technologies, Inc. and its subsidiary.

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

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,719,531	$60,104,919
Accounts receivable	790,005	1,580,443
Inventories	1,031,988	1,162,000
Prepaid expenses and other current assets	2,704,886	3,059,679
Total current assets	42,246,410	65,907,041

Property and equipment, net	544,622	94,817
Right-of-use assets - operating leases	968,957	1,237,813
Other assets	56,916	56,916
Total assets	$43,816,905	$67,296,587

LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$2,402,739	$640,650
Accrued expenses	3,175,414	5,797,378
Short-term operating lease liabilities	367,478	351,853
Short-term finance lease liabilities	99,602	-
Other current liabilities	5,931,414	3,721,907
Total current liabilities	11,976,647	10,511,788

Long-term operating lease liabilities	621,660	900,520
Long-term finance lease liabilities	178,139	-
Other long-term liabilities	2,955,000	6,232,907
Total liabilities	15,731,446	17,645,215

Commitments and contingencies (Note 12)

Stockholders equity:
Preferred stock of $0.01 par value authorized 10,000,000 shares: issued and outstanding designated as follows:
Series A Convertible: authorized 264,000 shares: issued and outstanding 4,030 shares as of March 31, 2022 and June 30, 2021	40	40
Common stock of $0.01 par value authorized 300,000,000 shares:
issued and outstanding 231,773,670 shares as of March 31, 2022 and 230,049,691 shares as of June 30, 2021	2,317,737	2,300,497
Additional paid-in capital	400,993,760	399,146,232
Accumulated deficit	(375,226,078)	(351,795,397)
Total stockholders equity	28,085,459	49,651,372
Total liabilities and stockholders equity	$43,816,905	$67,296,587

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

REVENUES
Product revenue, net	$216,097	$88,741	$447,719	$(363,790)
License and contract	-	-	250,000	-
Total revenues	216,097	88,741	697,719	(363,790)
OPERATING EXPENSES
Cost of products sold	46,908	55,440	130,012	110,040
Research and development	4,980,074	2,509,490	13,891,235	9,444,759
Selling, general and administrative	3,009,528	4,010,055	10,163,830	11,386,574
Gain on license termination agreement	-	-	-	(1,623,795)
Total operating expenses	8,036,510	6,574,985	24,185,077	19,317,578

Loss from operations	(7,820,413)	(6,486,244)	(23,487,358)	(19,681,368)

OTHER INCOME (EXPENSE)
Investment income	1,127	2,834	4,100	19,769
Foreign currency gain	190,719	753,750	64,000	8,748
Interest expense	(3,019)	-	(11,423)	(9,360)
Total other income, net	188,827	756,584	56,677	19,157
NET LOSS	$(7,631,586)	$(5,729,660)	$(23,430,681)	$(19,662,211)

Basic and diluted net loss per common share	$(0.03)	$(0.02)	$(0.10)	$(0.08)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	238,805,370	236,832,283	238,444,206	236,525,514

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders Equity
(unaudited)

Three Months EndedMarch 31, 2022					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance,December 31, 2021	4,030	$40	231,695,273	$2,316,953	$400,473,806	$(367,594,492)	$35,196,307
Stock-based compensation	-	-	111,000	1,110	532,669	-	533,779
Withholding taxes related to restricted stock units	-	-	(32,603)	(326)	(12,715)	-	(13,041)
Net loss	-	-	-	-	-	(7,631,586)	(7,631,586)
Balance, March 31, 2022	4,030	$40	231,773,670	$2,317,737	$400,993,760	$(375,226,078)	$28,085,459

Nine Months EndedMarch 31, 2022					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	4,030	$40	230,049,691	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	1,735,158	17,352	1,772,595	-	1,789,947
Withholding taxes related to restricted stock units	-	-	(404,779)	(4,048)	(217,263)	-	(221,311)
Warrant exercises	-	-	350,000	3,500	276,500	-	280,000
Option exercises	-	-	43,600	436	15,696	-	16,132
Net loss	-	-	-	-	-	(23,430,681)	(23,430,681)
Balance, March 31, 2022	4,030	$40	231,773,670	$2,317,737	$400,993,760	$(375,226,078)	$28,085,459

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Stockholders Equity
(unaudited)

Three Months EndedMarch 31, 2021
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

Nine Months EndedMarch 31, 2021
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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,430,681)	$(19,662,211)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	84,244	38,561
Cash received in excess of gain on termination agreement	-	14,676,205
Decrease in right-of-use asset	268,856	240,580
Unrealized foreign currency transaction gain	(64,000)	(8,748)
Stock-based compensation	1,789,947	2,459,162
Changes in operating assets and liabilities:
Accounts receivable	790,438	(1,869,120)
Prepaid expenses and other assets	354,793	(2,022,026)
Inventories	130,012	(296,923)
Accounts payable	1,762,089	148,340
Accrued expenses	(2,621,964)	(1,338)
Operating lease liabilities	(263,235)	(229,661)
Other liabilities	(1,004,400)	(7,584,420)
Net cash used in operating activities	(22,203,901)	(14,111,599)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(224,258)	(5,721)
Net cash used in investing activities	(224,258)	(5,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(221,311)	(93,638)
Payment of finance lease obligations	(32,050)	-
Proceeds from exercise of warrants	280,000	-
Proceeds from exercise of stock options	16,132	-
Net cash provided by (used in) financing activities	42,771	(93,638)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,385,388)	(14,210,958)

CASH AND CASH EQUIVALENTS, beginning of period	60,104,919	82,852,270

CASH AND CASH EQUIVALENTS, end of period	$37,719,531	$68,641,312

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,423	$9,360

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2022 of $375,226,078 and a net loss for the three and nine months ended March 31, 2022 of $7,631,586 and $23,430,681, respectively. The Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2022, the Company’s cash and cash equivalents were $37,719,531 and current liabilities were $11,976,647. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Management believes that the Company’s cash and cash equivalents as of March 31, 2022 will be sufficient to fund its current operating plans through at least June 2023. The Company will need additional funding to complete required clinical trials for its other product candidates and, assuming those clinical trials are successful, as to which there can be no assurance, to complete submission of required applications to the FDA. If the Company is unable to obtain approval or otherwise advance in the FDA approval process, the Company’s ability to sustain its operations could be materially adversely affected.

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

 (2)          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2022 may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $37,651,838 and $59,730,428 in a money market account on March 31, 2022 and June 30, 2021, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,588,210 and $2,503,966 as of March 31, 2022 and June 30, 2021, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

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

During the nine months ended March 31, 2022, the Company recorded an additional $309,791 in property and equipment and lease obligations for two new finance leases, each with a term of three years.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

Gross product sales offset by product sales allowances for the three and nine months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021

Gross product sales	$1,294,560	$1,780,020	$3,497,110	$3,533,070
Provision for product sales allowances and accruals	(1,078,463)	(1,691,279)	(3,049,391)	(3,896,860)
Net sales	$216,097	$88,741	$447,719	$(363,790)

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

For the three and nine months ended March 31, 2022 and 2021, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2022 and 2021 was 27,694,397 and 37,336,040 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 7,012,500 and 6,776,750 vested restricted stock units that had not been issued as of March 31, 2022 and 2021, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(4)           New and recently Adopted Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The amendments are applicable to the Company beginning July 1, 2022. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

(6)           MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

Pursuant to the Termination Agreement, the Company assumed Vyleesi manufacturing contracts with Catalent Belgium S.A. (“Catalent”); a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device (the “Catalent Agreement”), Ypsomed AG (“Ypsomed”); to manufacture the auto-injector device (the “Ypsomed Agreement”), and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

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

(7)           AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense. Under the Fosun License Agreement, the Company is entitled to receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. Palatin has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun. For the nine months ended March 31, 2022, the Company recorded $250,000 of license and contract revenue from the Fosun License Agreement.

(8)           AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co. Ltd (“Kwangdong”) for exclusive rights to commercialize Vyleesi (the “Kwangdong License Agreement”) in Korea. Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense. Under the Kwangdong License Agreement, the Company is entitled to receive a $3,000,000 milestone payment based on the first commercial sale in Korea. Palatin has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

(9)           PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

	March 31,	June 30,
	2022	2021
Clinical / regulatory costs	$1,037,350	$454,750
Insurance premiums	39,864	259,468
Vyleesi contractual advances	815,750	1,200,000
Other	811,922	1,145,461
	$2,704,886	$3,059,679

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2022:
Money Market Account	$37,651,838	$37,651,838	$-	$-
June 30, 2021:
Money Market Account	$59,730,428	$59,730,428	$-	$-

(11)         ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2022	2021
Clinical / regulatory costs	$1,338,025	$778,705
Other research related expenses	759,308	569,370
Professional services	47,797	84,094
Inventory purchases	-	2,340,000
Selling expenses	910,545	1,839,724
Other	119,739	185,485
	$3,175,414	$5,797,378

(12)         COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed. Agreement as of March 31, 2022:

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$9,832,614	$5,931,414	$2,896,800	$1,004,400

As of March 31, 2022, the Company has $5,931,414 and $2,995,000 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2021, $3,721,907 and $6,232,907 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the three and nine months ended March 31, 2022 and 2021.

Stock Purchase Warrants – During the nine months ended March 31, 2022, the Company received $280,000 and issued 350,000 shares of common stock upon the exercise provisions of 350,000 Series J warrants at an exercise price of $0.80 per share.

Stock Options – For the three and nine months ended March 31, 2022, the Company recorded stock-based compensation related to stock options of $329,146 and $1,108,693, respectively. For the three and nine months ended March 31, 2021, the Company recorded stock-based compensation related to stock options of $453,439 and $1,409,224, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(unaudited)

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2021	21,882,500	$0.72	7.2	$1,034,273

Granted	197,650	0.48
Forfeited	(240,528)	0.69
Exercised	(43,600)	0.37
Expired	(103,349)	0.81
Outstanding - March 31, 2022	21,692,673	$0.72	6.5	$237,370

Exercisable at March 31, 2022	14,155,952	$0.75	5.5	$236,358

Expected to vest at March 31, 2022	7,536,721	$0.68	8.4	$1,012

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

Restricted Stock Units – For the three and nine months ended March 31, 2022, the Company recorded stock-based compensation related to restricted stock units of $204,633 and $681,254, respectively. For the three and nine months ended March 31, 2021, the Company recorded stock-based compensation related to restricted stock units of $321,866 and $1,049,938, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2021	14,840,762
Granted	-
Forfeited	(157,467)
Vested	(1,735,158)
Outstanding at March 31, 2022	12,948,137

Included in outstanding restricted stock units in the table above are 7,012,500 vested shares that have not been issued as of March 31, 2022 due to a provision in the restricted stock unit agreements to delay delivery.

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

In connection with the vesting of restricted share units during the three and nine months ended March 31, 2022, the Company withheld 32,603, and 404,779 shares with aggregate values of $13,041 and $221,311, respectively in satisfaction of minimum tax withholding obligations.

(14)        SUBSEQUENT EVENTS

On May 11, 2022, Palatin entered into a securities purchase agreement with institutional investors, and on May 12, 2022, Palatin issued and sold 8,100,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) and 900,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”). Each share of Series B Preferred Stock and Series C Preferred Stock had a purchase price of $1.67 and is convertible into Palatin common stock at an initial conversion price of $0.45 per share. The investors in the Series B Preferred Stock and Series C Preferred Stock also received warrants to purchase up to 1,666,667 shares of common stock at an exercise price of $0.50 per share, which expire 48 months following issuance. Total gross proceeds from the offering, before deducting offering expenses, is $15 million.

The Series B Preferred Stock and Series C Preferred Stock is convertible, at the option of the holder and until the earlier of 90 days from closing and 30 days following stockholder approval of a reverse stock split of Palatin’s common stock, into 33,333,333 shares of common stock, computed by dividing the aggregate stated value of the preferred stock of $15 million by the conversion price of $0.45. Alternatively, during the same period the holders of Series B Preferred Stock and Series C Preferred Stock can elect to redeem for cash in an amount equal to stated value or in notes, having an aggregate principal amount equal to stated value, and will also receive a redemption fee of $750,000, representing 5% of the aggregate stated value of the preferred shares.

The Company expects to call a meeting of stockholders to seek approval of, among other things, an amendment to its certificate of incorporation authorizing a reverse stock split. Except as otherwise required by law, holders of the Series B Preferred Stock and Series C Preferred Stock are entitled to vote only on the reverse stock split and any adjournment of the meeting relating to the reverse stock split. The common stock, outstanding Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock will vote as a single class on an as-if converted basis.  The holders of Series B Preferred Stock have votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The holders of Series C Preferred Stock are entitled to 20,000 votes per share of common stock into which the Series C Preferred Stock is convertible but can only vote in the same proportion as the shares of common stock, Series A preferred stock, and Series B preferred stock are voted on the reverse stock split or any adjournment of the stockholder meeting relating thereto.

To the extent any shares of Series B Preferred Stock or Series C Preferred Stock are converted to common shares or redeemed for debt, the Company will use such net proceeds from this offering for working capital and general corporate purposes.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2021, have not changed during the three and nine months ended March 31, 2022. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Results of Operations

Three and Nine Months Ended March 31, 2022 Compared to the Three and Nine Months Ended March 31, 2021:

Revenues – For the three and nine months ended March 31, 2022, we recognized $216,097 and $447,719 in product revenue, net of allowances, respectively. For the three and nine months ended March 31, 2021, we recognized $88,741 of product revenue and $363,790 of negative product revenue, net of allowances, respectively, as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 (see Note 5 of our accompanying consolidated financial statements). For the nine months ended March 31, 2022, we recognized $250,000 in license and contract revenue related to the Fosun License Agreement.

Cost of Products Sold – Cost of products sold was $46,908 and $130,012 for the three and nine months ended March 31, 2022, respectively, compared to $55,440 and $110,040 for the three and nine months ended March 31, 2021, respectively.

Research and Development – Research and development expenses were $4,980,074 and $13,891,235 for the three and nine months ended March 31, 2022, respectively, compared to $2,509,490 and $9,444,759 for the three and nine months ended March 31, 2021, respectively. The increase for the three and nine months ended March 31, 2022, as compared to the three and nine months ended March 31, 2021, is related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $3,560,507 and $9,957,780 for the three and nine months ended March 31, 2022, respectively, compared to $1,381,864 and $6,254,088 for the three and nine months ended March 31, 2021, respectively. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,419,567 and $3,933,455 for the three and nine months ended March 31, 2022, respectively, compared to $1,127,626 and $3,190,671 for the three and nine months ended March 31, 2021, respectively. The increase in general research and development spending for the three and nine months ended March 31, 2022 compared to the three and nine months ended March 31, 2021 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to March 31, 2022 was approximately $311,900,000 on our Vyleesi program and approximately $181,300,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2021, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,009,528 and $10,163,830 for the three and nine months ended March 31, 2022, respectively, compared $4,010,055 and $11,386,574 for the three and nine months ended March 31, 2021, respectively. The decrease in selling, general and administrative expenses for the three and nine months ended March 31, 2022 is primarily attributable to $857,151 and $3,990,614, respectively of selling expenses related to Vyleesi, partially offset by an increase in compensation cost.

Gain on License Termination Agreement – For the nine months ended March 31, 2021, we recorded a gain of $1,623,795 as a result of the Vyleesi Termination Agreement (see Note 5 of the accompanying consolidated financial statements).

Other Income (Expense) – Total other income, net was $188,827 and $56,677 for the three and nine months ended March 31, 2022, respectively, compared to $756,584 and $19,157 for the three and nine months ended March 31, 2021, respectively. For the three and nine months ended March 31, 2022, we recognized $190,719 and $64,000 of foreign currency exchange gain, respectively, and investment income of $1,127 and $4,100, respectively, offset by$3,019 and $11,423 of interest expense, respectively. For the three and nine months ended March 31, 2021, we recognized $753,750 and $8,748, respectively, of foreign currency exchange gain and investment income of $2,834 and $19,769, respectively, offset by $9,360 of interest expense for the nine months ended March 31, 2021. The decrease in other income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is substantially a result of decreased unrealized foreign currency gains on our inventory purchase commitments and the increase in other income for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 is a result of increased unrealized foreign currency gains on our inventory purchase commitments.

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

During the nine months ended March 31, 2022, net cash used in operating activities was $22,203,901 compared to $14,111,599 for the nine months ended March 31, 2021. The difference in cash used in operations for the nine months ended March 31, 2022 compared to the nine months ended March 31, 2021 was primarily related to cash received related to the termination agreement for Vyleesi during the nine months ended March 31, 2021 as well as in increase in spending in our MCr programs, partially offset by a reduction in payments made for inventory purchase commitments and other working capital changes.

During the nine months ended March 31, 2022, net cash used in investing activities was $224,258 compared to $5,721 for the nine months ended March 31, 2021.  The increase was related to purchases of equipment and leasehold improvements.

During the nine months ended March 31, 2022, net cash provided by financing activities was $42,771, which consisted of proceeds from the exercise of warrants of $280,000 and proceeds from the exercise of stock options of $16,132, partially offset by payment of withholding taxes related to restricted stock units of $221,311 and payment of finance lease obligations of $32,050. During the nine months ended March 31, 2021, net cash used in financing activities was $93,638, which consisted of payment of withholding taxes related to restricted stock units.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2022, our cash and cash equivalents were $37,719,531, and our current liabilities were $11,976,647.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

We believe that our existing capital resources will be adequate to fund our operations through at least June 2023. We will need additional funding to complete required clinical trials for our other product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic and its resulting impact to economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during the remainder of fiscal year 2022 and beyond.

We had a net loss for the three and nine months ended March 31, 2022 and fiscal year 2021. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to, whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2021.

The ongoing military conflict between Russia and Ukraine could cause geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption, which may adversely affect our revenue, financial condition, or results of operations.

The current military conflict between Russia and Ukraine may disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have already been initiated or may in the future be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) can adversely affect our business, our contract research organizations, and other third parties with which we conduct business. Resulting volatility, disruption, or deterioration in the credit and financial markets may further make any necessary debt or equity financing more difficult and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, or other partners may be adversely impacted by deteriorating economic conditions, which could directly affect our ability to attain our operating goals and to accurately forecast and plan our future business activities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 32,603 shares were withheld during the three months ended March 31, 2022 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1, 2022 through January 31, 2022	-	$-	-	-
February 1, 2022 through February 28, 2022	32,603	0.40	-	-
March 1, 2021 through March 31, 2022	-	-	-	-
Total	32,603	$0.40	-	-

(1) Consists solely of 32,603 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Private Placement

On May 11, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (collectively, “Pontifax”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 8,100,000 shares of our Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), and 900,000 shares of Series C Convertible Redeemable Preferred Stock, par value $0.01 per share (“Series C Convertible Preferred Stock” and together with Series B Convertible Preferred Stock, “Preferred Stock”), for an aggregate offering price of $15,000,000. The Preferred Stock has a stated value of $1.666667 per share and is convertible into an aggregate of 33,333,340 shares of common stock of the Company. The Preferred Stock is also redeemable at the option of Pontifax either in cash, in an amount equal to their stated value, or in notes, having an aggregate principal amount equal to their stated value. We have also issued to Pontifax warrants to purchase up to a number of shares of our common stock equal to 5% of the conversion shares issuable upon Pontifax’s conversion of the Preferred Stock, with an exercise price equal to $0.50.

The Offering was made in reliance upon an exemption from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof, as a transaction by an issuer not involving any public offering.

Series B and C Preferred Stock

On May 11, 2022, we filed Certificates of Designations (“the Certificate of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Certificates of Designations became effective upon filing. The number of authorized shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock are 8,100,000 and 900,000 shares, respectively. The following is a summary of the principal terms of the Certificate of Designations:

Dividends

The holders of the Preferred Stock will be entitled to dividends, on an as-if converted basis, equal to and in the same form as dividends actually paid on shares of common stock, when and if actually paid.

Voting Rights

The Preferred Stock has no voting rights, except the right to vote, with the holders of common stock and any other class or series of capital stock of the Company entitled to vote on such matter, as a single class, with each share of Preferred Stock entitled to vote on an as-converted basis on any resolution presented to stockholders for the purpose of obtaining approval of a proposed amendment to the Company’s Restated Certificate of Incorporation, as amended, to effect a reverse split of the outstanding shares of the Common Stock at a ratio to be determined (the “Reverse Split Amendment”) and any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Split Amendment.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Preferred Stock shall be entitled to receive out of the assets of the Company available for distribution to stockholders an amount per share equal to the stated value of each outstanding shares of Preferred Stock plus an amount equal to any dividends that have been declared on such share but not yet paid.

Beneficial Ownership Limitation

The Preferred Stock cannot be converted to common stock if the holder and its affiliates would beneficially own more than 4.99% (or 9.99% at the election of the holder) of the outstanding common stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Trading Market

There is no established trading market for any of the Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Preferred Stock will be limited.

Conversion and Redemption

See information included under the caption “Private Placement” above.

Certificate of Elimination and Certificate of Decrease

On May 11, 2022, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series A Preferred Stock, par value $0.01 per share, and Series B Preferred Stock, par value $0.01 per share, and returning them to authorized but undesignated shares of our preferred stock. None of the authorized shares of Series A Preferred Stock and Series B Preferred Stock were outstanding prior to the filing of the Certificate of Elimination.

On May 11, 2022, we filed a Certificate of Decrease with the Secretary of State of the State of Delaware, reducing the allocation of Series A Convertible Preferred Stock, par value $0.01 per share, from 264,000 shares to 4,030 shares.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543

3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543

3.3	Certificate of Designation of Series B Convertible Redeemable Preferred Stock	X

3.4	Certificate of Designation of Series C Convertible Redeemable Preferred Stock	X

3.5	Certificate of Elimination with respect to Series A Preferred Stock and Series B Preferred Stock	X

3.6	Certificate of Decrease of Series A Convertible Preferred Stock	X

10.1	Form of Securities Purchase Agreement, dated May 11, 2022, by and among Palatin Technologies, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P.	X

10.2	Form of Common Stock Purchase Warrant	X

10.3	Form of Common Stock Purchase Warrant	X

31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 16, 2022	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 16, 2022	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

