Form 10-K
period 2022-06-30
PALATIN TECHNOLOGIES INC
filed 2022-09-22
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2021): $115,996,632

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 21, 2022): 9,290,481

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

Statements in this Annual Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, the following are forward looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic, such as, for example, increase in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic and economic disruptions, including a decrease in discretionary spending;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States, including potentially qualifying a new contract manufacturer for the Vyleesi active drug ingredient;

•	our ability to meet postmarketing commitments of the U.S. Food and Drug Administration (“FDA”);

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesifor the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

o	Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and

o	Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

•	our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;

•	the results of clinical trials with our late stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which entered Phase 3 clinical trials in the fourth quarter of calendar year 2021, and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic and economic disruptions;

i

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine, and any resulting effects on our revenue, financial condition or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

ii

Special Note Regarding Reverse Stock Split of Palatin’s Common Stock

A certificate of amendment (the “Amendment”) of Palatin’s articles of incorporation for a 1-for-25 reverse split of Palatin’s issued and outstanding common stock (the “Reverse Stock Split”) was effective as of 5:00 p.m. Eastern Time on August 30, 2022 (the “Effective Date”). Unless otherwise indicated, all share and per-share numbers herein, including common stock and all securities convertible into common stock, give effect to the Reverse Stock Split.

Trademarks and Trade Names

Palatin Technologies® and Vyleesi® are registered trademarks of Palatin Technologies, Inc., and Palatin™ and the Palatin logo are trademarks of Palatin Technologies, Inc. Other trademarks referred to in this report are the property of their respective owners.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

Risks Related to Our Financial Results and Need for Financing

•	Our management has determined that there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

•

We have a history of substantial net losses, including a net loss of $36.2 million for the year ended June 30, 2022, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

•	We will need additional funding, including funding to complete clinical trials for our product candidates, which additional funding may not be available on acceptable terms, if at all.

•	We have a limited operating history upon which to base an investment decision.

•	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

Risks Related to Our Business, Strategy, and Industry

•	The commercial success of Vyleesi for HSDD is a component of our corporate strategy, but we and our licensees may never successfully commercialize Vyleesi for HSDD or obtain approvals in countries other than the United States.

•	Production and supply of Vyleesi and our product supplies depend on contract manufacturers over whom we do not have any control, and there may not be adequate supplies of Vyleesi.

•	Our agreement with Lonza Ltd. (“Lonza”) to manufacturer the Vyleesi active drug ingredient expires December 31, 2022, and Lonza has advised us that they will not renew our contract, but we remain in discussions with Lonza on contract manufacturing. We are actively evaluating potential new contract manufacturers for the Vyleesi active drug ingredient, but selecting and validating a new contract manufacturer will be a time consuming and costly process.

•	The effect of COVID-19 and other possible pandemics and outbreaks could result in material adverse effects on our clinical trials, business, financial condition, and results of operations.

•	Our product candidates other than Vyleesi, including PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

•

If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

iii

•	Even if our product candidates receive regulatory approval in the United States, they may never achieve market acceptance in the United States or approval outside the United States, in which case our business, financial condition and results of operations will be materially adversely affected.

•	If side effects emerge that can be linked to Vyleesi or any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

Risks Related to Government Regulation

•

Both before and after marketing approval, our product candidates are subject to ongoing regulatory requirements and, if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved commercial products could be suspended.

•

The FDA has required that two postmarketing studies and a clinical trial be conducted on Vyleesi, and our failure to timely complete studies or the clinical trial, and any adverse outcomes of the studies or trial, could result in withdrawal of Vyleesi from the market.

Risks Related to the Ownership of Our Common Stock

•	Our stock price is volatile and may fluctuate in a way that is disproportionate to our operating performance and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit.

•	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

•	As of September 21, 2022 there were 3,173,338 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

iv

PART I

Item 1. Business.

Our Business Overview

Palatin™ is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor (“MCr”) system. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Palatin’s strategy is to develop products and then form marketing collaborations with industry leaders to maximize product commercial potential.

The MCr system has effects on inflammation and immune system response, food intake, metabolism, and sexual function. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

Our new product development activities in inflammation disease indications focus primarily on development of MCr peptides for ocular conditions, but also include conditions in the gut and kidney. Utilizing peptides which are agonists at MC1r, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease, (also known as keratoconjunctivitis sicca), uveitis, diabetic retinopathy, and inflammatory bowel disease. We believe that our MC1r agonist peptides have broad anti-inflammatory effects and utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor and small molecule MCr agonists.

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

Our Business Strategy. Key elements of our business strategy include:

•	Maximizing revenue from Vyleesi by marketing Vyleesi in the United States, supporting our existing licensees for China and Korea, and licensing Vyleesi for the United States and additional regions;

•	Maintaining a team to create, develop and commercialize MCr products addressing unmet medical needs;

•	Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

•	Partially funding our product development programs with the cash flow generated from Vyleesi and existing license agreements, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our other product candidates.

Pipeline Overview

The following chart illustrates the status of our drug development programs and Vyleesi, which has been approved by the FDA for the treatment of premenopausal women with acquired, generalized HSDD.

Melanocortin Receptor Programs

Our Current Product Development Strategy. We are designing and developing potent and highly selective MC1r agonist peptides and agonist peptides specific for more than one melanocortin receptor for treatment of a variety of inflammatory and autoimmune indications. We believe that our agonist peptides regulate certain inflammatory cytokines, and modulate the activities of immune cells, such as monocytes and T cells, to reduce immune response, and may utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

We have conducted preclinical animal studies with MC1r selective and multiple MCr selective peptide drug candidates for selected inflammatory disease and autoimmune indications. MC1r selective agonists may have therapeutic benefit in many diseases, including inflammatory bowel disease and ocular indications such as uveitis, diabetic retinopathy, and dry eye disease. Evaluation of MCr agonists in rodent animal models have demonstrated therapeutic responses that are statistically significant compared to placebo, and that are equal to or superior to established positive controls. However, success in animal models does not necessarily mean that any of our drug candidates will be able to successfully treat diseases in human patients.

PL9643 for Dry Eye Disease and Anti-Inflammatory Ocular Indications. PL9643, a peptide melanocortin agonist active at multiple MCrs, including MC1r and MC5r, is our lead clinical development candidate for anti-inflammatory ocular indications, including dry eye disease, which is also known as keratoconjunctivitis sicca. Dry eye disease is a syndrome with symptoms including irritation, redness, discharge and blurred vision. It may result from an autoimmune disease such as Sjögren’s syndrome, an ocular lipid or mucin deficiency, blink disorders, abnormal corneal sensitivity, or environmental factors. It is estimated to affect over 30 million people in the United States.

We have developed a PL9643 ophthalmic solution (topical eye drops) in a single use delivery device, and a Phase 3 pivotal clinical trial (“MELODY-1”) designed to support a New Drug Application (“NDA”) which is ongoing. An interim analysis by an independent Data Monitoring Committee (“DMC”) of the first 120 patients who had completed the MELODY-1 trial recommended the study continue with a sample size of up to 350 patients. Topline results from the MELODY-1 trial are now expected in the second quarter of calendar 2023. Our Phase 2 clinical trial demonstrated improvements in both the signs and symptoms of dry eye disease in moderate to severe patients after just two weeks of treatment, with no adverse safety signals and excellent tolerability. We held an end-of-Phase 2 meeting with the FDA in June 2021, which included all aspects of the PL9643 development plan, including study design, endpoints, interim assessment, and patient population for the Phase 3 program. If results of the MELODY-1 clinical trial are positive, we will initiate a second Phase 3 clinical trial.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177, a selective MC1r agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis. We have completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study, and a human microdose pharmacokinetic study to evaluate a polymer-encapsulated, delayed-release, oral formulation of PL8177.

For ulcerative colitis and other inflammatory bowel diseases we will administer PL8177 in our oral formulation to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1r present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that PL8177 at MC1r in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects.

A Phase 2 study in ulcerative colitis using our polymer-encapsulated, delayed-release, oral formulation of PL8177 initiated patent enrollment in September 2022, and may take up to one year to complete. The Phase 2 study is a multi-center, randomized, double-blind, placebo-controlled, adaptive design, parallel group of PL8177 study, with once daily oral dosing in adult ulcerative colitis subjects. The study uses an adaptive design with an interim assessment by an independent DMC after the initial 16 subjects have completed the 8-week evaluation visit.

Melanocortin Peptides for Diabetic Retinopathy. We conducted preclinical studies with melanocortin peptides in diabetic retinopathy models and have selected a peptide candidate for further development work. We are working on a formulation for intravitreal and subcutaneous administration. If results support advancing the program, we will conduct required safety studies and manufacture drug product under Good Manufacturing Practices (“GMP”) regulations needed to file an Investigational New Drug application (“IND”) and initiating clinical studies.

Ocular Research Programs. We are conducting research in several additional ocular areas, including both front of the eye and back of the eye indications, exploring use of our compounds to treat additional indications.

Vyleesi for HSDD. Vyleesi, the registered trademark for bremelanotide injection, was approved by the FDA on June 21, 2019 for the treatment of premenopausal women with acquired, generalized HSDD. AMAG Pharmaceuticals, Inc. (“AMAG”), which had exclusively licensed Vyleesi for North America, initiated sales and marketing efforts for Vyleesi in the United States in August 2019, with a national launch in September 2019. In July 2020, Palatin and AMAG entered into a termination agreement, pursuant to which the license agreement was terminated, Palatin regained all North America rights for Vyleesi, and AMAG made a $12.0 million payment to Palatin at closing and a $4.3 million payment to Palatin in the first quarter of calendar year 2021. Palatin assumed Vyleesi manufacturing agreements, and AMAG transferred information, data and assets related exclusively to Vyleesi, including existing inventory. AMAG provided certain transition services to Palatin for a period to ensure continued patient access to Vyleesi during the transition period, for which Palatin reimbursed AMAG for the agreed upon costs of the transition services.

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

Gross product sales of Vyleesi increased to $5.8 million in the fiscal year ended June 30, 2022 (“fiscal 2022”), compared to $4.7 million in the fiscal year ended June 30, 2021 (“fiscal 2021”), with gross product sales in the fourth quarter ended June 30, 2022 increasing 79% over the prior quarter and 91% over the comparable quarter in 2021. Net sales of Vyleesi were $1.2 million in fiscal 2022, compared to negative net sales of $0.3 million in fiscal 2021.

Vyleesi is distributed nationally through a home delivery specialty pharmacy. Our marketing strategy focuses on efforts to establish Vyleesi as the preferred option for women and healthcare providers seeking a treatment for HSDD, which we implement through media such as direct-to-consumer marketing in search and social media channels. We also focus our Vyleesi marketing efforts towards healthcare professionals, who play a significant role in increasing HSDD and Vyleesi awareness among their patients. As the commercial potential of Vyleesi is demonstrated, Palatin will explore licensing, marketing and distribution rights for the United States to a marketing partner.

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

The most common adverse events which may occur with first-time use of Vyleesi are nausea, flushing, injection site reactions, headache, and vomiting. Vyleesi is contraindicated in women with uncontrolled hypertension or known cardiovascular disease. In addition, the Vyleesi label includes precautions that it may cause (i) small, transient increases in blood pressure with a corresponding decrease in heart rate; (ii) focal hyperpigmentation (darkening of the skin on certain parts of the body), including the face, gums (gingiva) and breasts; and (iii) nausea.

Technologies We Use

We used a rational drug design approach to discover and develop proprietary peptide, peptide mimetic and small molecule agonist compounds, focusing on the melanocortin receptor system. Computer-aided drug design models of receptors are optimized based on experimental results obtained with peptides and small molecules that we develop. With our approach, we believe we are developing an advanced understanding of the factors which drive agonism.

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

PL9643 for Anti-Inflammatory Ocular Indications. PL9643 is under development for dry eye diseases and may also have utility for other inflammatory ocular indications. Currently mild to moderate dry eye disease and other ocular inflammatory diseases may be treated with artificial tear eye drops, lubricating tear ointments, hot compresses or punctual plugs, and more severe disease may be treated with topical immunosuppressants such as cyclosporine ophthalmic emulsions, including Restasis® marketed in the United States by Allergan, Inc., or with drugs inhibiting inflammatory cell binding, such as lifitegrast, including Xiidra® marketed in the United States by Novartis. In addition, there are a number of drugs in clinical development for treatment of dry eye disease, with several agents reported to be in or have completed Phase 2 development. Products under development include perfluorohexyloctane, cyclosporine, TRPM8 selective agonist, aldehyde derivative, partial TrkA receptor agonist, cardiolipin peroxidation inhibitor, tumor necrosis factor agonists, alpha-2 adrenergic receptor agonist, calcineurin inhibitors, and nicotinic receptor agonists, among others. There are no reported MC1r agonist drugs in clinical trials by third parties for dry eye disease. If one or more of these competing product candidates is approved and either treats the signs and symptoms of dry eye disease or reduces the frequency of flares of dry eye in patients, it could reduce the market for PL9643 for dry eye disease.

Oral PL8177 for Inflammatory Bowel Diseases/Ulcerative Colitis. FDA-approved drugs used in treatment of ulcerative colitis include aminosalicylates such as mesalazine and related drugs, immunosuppressive drugs such as cyclosporine and azathioprine, corticosteroids such as prednisone and other steroids, and various biologic drugs, including tumor necrosis factor inhibitors such as infliximab and adalimumab. There are a number of drugs in development for ulcerative colitis, including Janus kinase inhibitors, monoclonal antibodies specific for one or more immune system cytokine signaling molecules, FXR inhibitor, integrin inhibitors, S1P1 receptor modulators, anti-TL1A monoclonal antibodies, DHODH inhibitor, HIF-1a stabilizer LANCL2 receptor modulator, and additional classes of immunomodulatory drugs. There are no reported MC1r agonist drugs in clinical trials for inflammatory bowel diseases, including ulcerative colitis. If one or more of the competing products under development are approved and can effectively treat ulcerative colitis with an acceptable side effect profile, such products could reduce the market for oral PL8177 for inflammatory bowel diseases, including ulcerative colitis.

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

We have filed patent applications under the Patent Cooperation Treaty claiming PL9643 and other peptides in development for ocular and inflammatory disease indications and have entered national stage prosecution in the United States, European Patent Office, Eurasian Patent Office, and broadly throughout the world. If a patent is granted, the patents will have a presumptive term until 2041. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We own five issued patents in the United States, and issued patents in Australia, Belgium, Brazil, Canada, China, France, Germany, Ireland, Israel, Japan, Korea, Mexico, New Zealand, Russia, South Africa, Sweden, Switzerland and the United Kingdom claiming highly selective MC1r agonist peptides, including for treatment of inflammation-related diseases and disorders and related indications. The presumptive term of the issued patents and pending patent applications is until 2030. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

We have additional issued United States patents on melanocortin receptor specific peptides and small molecules, including patents on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications, and on natriuretic peptide receptor agonist compounds, but we are not actively developing any product candidate covered by a claim of any of these patents.

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

General.

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

All drugs intended for human use are subject to regulation by the FDA in the United States and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before an innovative new drug product may be marketed in the United States are similar to steps required in most other countries and include, but are not limited to:

•	completion of preclinical laboratory tests, preclinical animal testing and formulation studies;

•	submission to the FDA of an IND, which must be in effect before clinical trials may commence;

•	clinical studies to evaluate safety and efficacy;

•	submission to the FDA of an NDA that includes preclinical data, clinical trial data and manufacturing information;

•	payment of substantial user fees for filing the NDA and other recurring user fees;

•	FDA review of the NDA;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities; and

•	FDA approval of the NDA, including approval of all product labeling.

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

Postmarketing Regulation.

Vyleesi and any other drug products manufactured or distributed by us pursuant to FDA approvals, as well as the materials and components used in our products, are subject to pervasive and continuing regulation by the FDA, including:

•	recordkeeping requirements;

•	periodic reporting requirements;

•	GMP requirements related to all stages of manufacturing, testing, storage, packaging, labeling and distribution of finished dosage forms of the product;

•	monitoring and reporting of adverse experiences with the product; and

•	advertising and promotional reporting requirements and restrictions.

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

We, our collaborators, licensees or third-party contract manufacturers may not be able to comply with the applicable regulations. After regulatory approvals are obtained, the subsequent discovery of previously unknown problems, or the failure to maintain compliance with existing or new regulatory requirements, may result in:

•	restrictions on the marketing or manufacturing of a product;

•	Warning Letters or Untitled Letters from the FDA asking us, our collaborators or third-party contractors to take or refrain from taking certain actions;

•	withdrawal of the product from the market;

•	the FDA’s refusal to approve pending applications or supplements to approved applications;

•	voluntary or mandatory product recall;

•	fines or disgorgement of profits or revenue;

•	suspension or withdrawal of regulatory approvals;

•	refusals to permit the import or export of products;

•	product seizure; and

•	injunctions or the imposition of civil or criminal penalties.

We may also be subject to healthcare laws, regulations and enforcement and our failure to comply with any such laws, regulations or enforcement could adversely affect our business, operations and financial condition. Certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We are subject to regulation by both the federal government and the states in which we or our partners conduct our business. The laws and regulations that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, any person or entity from knowingly and willfully offering, soliciting, receiving or providing any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce either the referral of an individual or in return for the purchase, lease, or order of any good, facility item or service, for which payment may be made, in whole or in part, under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, including, for example, the federal civil False Claims Act, which impose criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payer (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal physician sunshine requirements under the Patient Protection and Affordable Care Act (“Affordable Care Act”), which require manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services information related to payments and other transfers of value provided to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government, or otherwise restrict payments that may be provided to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Generic Competition.

Orange Book Listing. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent whose claims cover the applicant’s product. Upon approval of a drug, the applicant identifies all patents that claim the approved product’s active ingredient(s), the drug product’s approved formulation, or an approved method of use of the drug. Each of the identified patents are then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic competitors in support of approval of an abbreviated new drug application (“ANDA”). An ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths and dosage form as the listed drug and has been shown through bioequivalence testing, unless such testing is waived by the FDA, as is the case with some injectable drug products, to be therapeutically equivalent to the listed drug. Other than bioequivalence testing, ANDA applicants are not required to conduct, or submit results of, preclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug and can usually be substituted by pharmacists under prescriptions written for the original listed drug.

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

Changing Legal and Regulatory Landscape.

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

Our MC1r and MCr agonist product candidates are synthetic peptides. We have had a contract manufacturer make both the PL8177 and PL9643 peptides in suitable scale for toxicity studies and under GMP for clinical trial use. The PL8177 drug product oral formulations for ulcerative colitis has been manufactured for clinical trial use. While the production process for making peptide active pharmaceutical ingredient involves well-established technology, there are a limited number of manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date. Manufacturing drug product, such as the oral formulation of PL8177, similarly may involve production, formulation and other problems not present in manufacturing at laboratory scale.

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

Employees

As of September 21, 2022 we employed 33 people full time, of whom 20 are engaged in research and development activities and 13 are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Item 1A. Risk Factors.

Risks Related to Our Financial Results and Need for Financing

Our management has determined that there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2022. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $36.2 million for the year ended June 30, 2022, we expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2022, we had an accumulated deficit of $388.0 million. We had $36.2 million in net loss for the year ended June 30, 2022, compared to $33.6 million in net loss for the year ended June 30, 2021. We may not achieve or sustain profitability in future years, depending on numerous factors, including profitability of Vyleesi, whether and when development and sales milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r and MCr products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Until we commenced selling Vyleesi in July 2020 upon termination of our license agreement with AMAG, we had not had any product available for commercial sale since 2005 and we have not received any revenues from the sale of our product candidates. Because our marketing program for Vyleesi is limited and relatively new, and because of the impact of COVID-19 on marketing outreach, we cannot accurately forecast sales of Vyleesi. Although we had positive net sales after product allowances for the year ended June 30, 2022, we had sales and marketing expenditures in excess of net sales which may continue in future years. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, and to date the only approved product is Vyleesi in the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates, primarily for ocular indications. As of June 30, 2022, we had cash and cash equivalents of $29.9 million, with current liabilities of $16.3 million. Based on our available cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we intend to seek additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

•	our ability to enter into one or more licensing or similar agreements for Vyleesi outside of Korea and China;

•	the timing of obtaining regulatory approvals for Vyleesi for HSDD in markets outside the United States;

•	the expense and timing of obtaining regulatory approvals for our other product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the scope, progress, results and costs of researching and developing our future product candidates, and conducting preclinical and clinical trials;

•	the cost of commercialization activities if any future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing any future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms and timing of such arrangements;

•	the degree and rate of market acceptance of any future approved products;

•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;

•	any product liability or other lawsuits related to our products;

•	the expenses needed to attract and retain skilled personnel;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and

•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	the ability to raise additional capital on acceptable terms, or at all;

•	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety and efficacy of our product candidates or any future product candidates;

•	the prevalence, duration and severity of potential side effects experienced with our product candidates or future approved products, if any;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

•	the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with the FDA’s current GMP regulations;

•	a continued acceptable safety profile and efficacy during clinical development and following approval of our product candidates or any future product candidates;

•	our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•	acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•	our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

•	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

•	our ability to develop, in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

If we do not achieve one or more of these factors, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to obtain regulatory approvals or commercialize our product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any of our product candidates. Accordingly, we cannot assure our investors that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business.

Raising additional capital may cause dilution to existing stockholders, restrict our operations, or require us to relinquish rights.

We will seek the additional capital necessary to fund our operations through public or private equity offerings, collaboration agreements, debt financings, licensing arrangements or combinations of the foregoing. To the extent that we raise additional capital through the sale of equity or convertible debt securities, existing stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through collaborations and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

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

•	the ability to demonstrate to the satisfaction of the FDA the safety and efficacy of future product candidates through clinical trials;

•	whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of Vyleesi and future product candidates;

•	our ability to successfully manufacture Vyleesi for worldwide markets;

•	our success and the success of our licensees in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD;

•	the prevalence and severity of adverse events experienced with Vyleesi for HSDD or any future product candidates or approved products;

•	the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, used as part of the Vyleesi combination product;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	our ability to raise additional capital on acceptable terms to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to Vyleesi for HSDD or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•	the ability to manufacture clinical trial supplies of any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

•	our ability to successfully commercialize Vyleesi for HSDD in the United States;

•	our ability to successfully commercialize any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights in and to Vyleesi for HSDD or any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of Vyleesi for HSDD or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile and efficacy of Vyleesi for HSDD or any future product candidates following approval.

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure investors that we will be able to generate sufficient revenue through direct sales of Vyleesi for HSDD in the United States and the license agreements with Fosun and Kwangdong, or through the sale of any future product candidate, to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

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

We may need to obtain a new manufacturer of the Vyleesi active drug ingredient, which will be a time consuming and costly process.

Our agreement with Lonza Ltd. (“Lonza”) to manufacturer the Vyleesi active drug ingredient expires December 31, 2022, and Lonza has advised us that they will not renew our contract, but we remain in discussions with Lonza on contract peptide manufacturing. We are actively evaluating potential new contract manufacturers but establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. We believe we have sufficient supplies of Vyleesi active drug ingredient to meet forecast demand for at least the next several years, but if we are not able to obtain adequate new supplies of Vyleesi active drug ingredient once existing supplies are exhausted, we will not be able to manufacture the Vyleesi combination product.

The effect of COVID-19 and other possible pandemics and outbreaks could result in material adverse effects on our clinical trials, business, financial condition. and results of operations.

We have active and planned clinical trial sites in the United States, and our licensees have planned clinical trial sites in Asia-Pacific countries. As the COVID-19 pandemic continues around the globe, we may experience disruptions that could severely impact our clinical trials, including Phase 3 clinical trials with PL9643 in the United States for dry eye disease, a Phase 2 clinical trial with PL8177 for ulcerative colitis, and clinical trials planned to be conducted in China and Korea by our licensees for Vyleesi, Fosun and Kwangdong.

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

The COVID-19 pandemic and measures to prevent the spread of COVID-19 subject us to various risks and uncertainties that could materially adversely affect our clinical trials, business, financial condition, and results of operation, including the following:

•	our ability to recruit subjects for clinical trials and studies for our product candidates and to timely complete clinical trials and other studies;

•	our ability to successfully market Vyleesi, given significant limitations in person-to-person marketing and contacts, including limitations in educating physicians and other health care professionals about the benefits, administration and use of Vyleesi for HSDD;

•	adverse impacts on our ability to manufacture and distribute Vyleesi, including due to the negative impact of COVID-19 on air travel, as well as temporary disruptions, restrictions or closures of facilities of our suppliers and contract manufacturers in the Vyleesi manufacturing chain;

•	adverse impacts of COVID-19 on our ability to successful manufacture product candidates for clinical trials and to successfully manufacture Vyleesi for the United States market and clinical trials elsewhere in the world;

•	adverse impacts on our operations resulting from remote working arrangements;

•	limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families, delays or difficulties in conducting site visits and other required travel, and the desire of employees to avoid contact with large groups of people;

•	the inability of global suppliers of raw materials or components used in the manufacture of our products, or contract manufacturers of our products, to supply and/or transport those raw materials, components and products to us in a timely and cost effective manner due to shutdowns, interruptions or delays, limiting and precluding the production of our finished products, impacting our ability to supply customers, reducing our sales, increasing our costs of goods sold, and reducing our absorption of overhead;

•	the illiquidity or insolvency of our suppliers, vendors and customers, or their inability to pay our invoices in full or in a timely manner, due to the reduction in their revenues caused by the cancellation or delay of procedures and other factors, which could potentially reduce our cash flow and our liquidity;

•	delays in our ability, and the ability of our development partners, to conduct, enroll and complete clinical development programs;

•	the instability to worldwide economies, financial markets, social institutions, labor markets and the healthcare systems as a result of the COVID-19 pandemic, which could result in an economic downturn that could adversely impact our business, results of operations and financial condition, as well as that of our investors, suppliers, customers or other business partners;

•	changes in customer behavior and preferences for Vyleesi, as customers may experience financial difficulties or may delay or reduce their spending in light of COVID-19; and

•	the continuation or exacerbation of the COVID-19 pandemic after social distancing and other similar measures have been relaxed.

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

Our product candidates, including PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

•	lack of effectiveness of any product candidate during clinical trials or the failure of our product candidates to meet specified endpoints;

•	failure to design appropriate clinical trial protocols;

•	uncertainty regarding proper dosing;

•	for injectable products, inability to develop or obtain a supplier for a suitable autoinjector device that meets the FDA’s medical device requirements;

•	insufficient data to support regulatory approval;

•	inability or unwillingness of medical investigators to follow our clinical protocols;

•	inability to add a sufficient number of clinical trial sites; or

•	the availability of sufficient capital to sustain operations and clinical trials.

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

•	difficulty in retaining subjects who have initiated a clinical trial but may withdraw at any time due to adverse side effects from the therapy, insufficient efficacy, fatigue with the clinical trial process or for any other reason;

•	difficulty in obtaining IRB approval for studies to be conducted at each site;

•	delays in manufacturing or obtaining, or inability to manufacture or obtain, sufficient quantities of materials for use in clinical trials;

•	inadequacy of or changes in our manufacturing process or the product formulation or method of delivery;

•	changes in applicable laws, regulations and regulatory policies;

•	delays or failure in reaching agreement on acceptable terms in clinical trial contracts or protocols with prospective contract research organizations (“CROs”), clinical trial sites and other third-party contractors;

•	failure of our CROs or other third-party contractors to comply with contractual and regulatory requirements or to perform their services in a timely or acceptable manner;

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

There is one other FDA approved product for treatment of HSDD, flibanserin, which is sold under the trade name Addyi, and started marketing in October 2015. While we believe that an on-demand drug for HSDD has competitive advantages compared to chronic or daily use drugs, we may not be able to realize this perceived advantage in the market. Vyleesi is administered by subcutaneous injection. While the single-use, disposable autoinjector pen format is designed to maximize market acceptability, Vyleesi as a subcutaneous injectable drug for HSDD may never achieve significant market acceptance. In addition, we believe reimbursement of Vyleesi from third-party payers such as health insurers, HMOs or other third-party payers of healthcare costs will be similar to reimbursement for flibanserin and erectile dysfunction drugs, and that the ultimate user may pay a substantial part of the cost of Vyleesi for HSDD. If the market opportunity for Vyleesi is smaller than we anticipate, it may also be difficult for us to find marketing partners and, as a result, we may be unable to generate revenue and business from Vyleesi. If Vyleesi for HSDD does not achieve adequate market acceptance at an acceptable price point, our business, financial condition, and results of operations will be materially adversely affected.

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

If we identify side effects or other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, or if the incidence of side effects increase or other problems are observed with Vyleesi, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to reformulate such products or change the way the product is manufactured;

•	we may become the target of lawsuits, including class action suits; and

•	our reputation in the marketplace may suffer resulting in a significant drop in the sales of such products.

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

In general, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to Vyleesi, MC1r product candidates and MCr product candidates. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution, and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing, and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than Vyleesi or our MC1r product candidates and MCr product candidates. In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

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

We do not have the facilities to manufacture our early-stage potential products such as PL8177, PL9643, PL3994 and other melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

If we are unable to establish sales and marketing capabilities within our organization or enter into and maintain agreements with third parties to market and sell Vyleesi and our product candidates, we may be unable to generate product revenue.

We have limited experience in sales, marketing, and distribution of pharmaceutical products. We are currently working to establish sales and marketing capabilities for Vyleesi in the United States, including through establishing agreements with third parties to market and sell Vyleesi. We may not be able to enter into suitable agreements on acceptable terms, if at all, with third parties to market and sell Vyleesi. Engaging a third party to perform these services could impede sales of Vyleesi. If we are unable to establish adequate sales, marketing, and distribution capabilities for Vyleesi, whether independently or with third parties, we may not be able to generate sufficient product revenue to support Vyleesi-associated costs and expenses, and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, we will be dependent on the performance of third parties over whom we have limited control.

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

We may need to hire additional employees in order to commercialize Vyleesi and our product candidates in the future. Any inability to manage future growth could harm our ability to commercialize Vyleesi and ultimately our product candidates, increase our costs and adversely impact our ability to compete effectively.

To commercialize Vyleesi and ultimately our product candidates, we will need to hire or contract with experienced sales and marketing personnel to sell and market those product candidates that we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field.

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

As we begin commercializing any of our products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for Vyleesi, PL8177, PL9643 and our other preclinical programs for MC1r and MC4r peptide or small molecule drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants, and scientific advisors.

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

The market for HSDD may be particularly vulnerable to unfavorable economic conditions. Vyleesi for the treatment of HSDD has significant copay or deductible requirements and is frequently only partially reimbursed by third-party payers and, as a result, demand for this product may be tied to discretionary spending levels of our targeted patient population. A severe or prolonged economic downturn or period of inflation could result in a variety of risks to our business, including weakened demand for Vyleesi for HSDD due to a decrease in discretionary spending.

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

Government authorities in the United States and other countries extensively regulate the advertising, labeling, storage, record-keeping, safety, efficacy, research, development, testing, manufacture, promotion, marketing, and distribution of drug products. Drugs are subject to rigorous regulation in the United States by the FDA and similar regulatory bodies in other countries. The steps ordinarily required by the FDA before a new drug may be marketed in the United States include:

•	completion of non-clinical tests including preclinical laboratory and formulation studies and animal testing and toxicology;

•	submission to the FDA of an IND application, which must become effective before clinical trials may begin, and which may be placed on “clinical hold” by the FDA, meaning the trial may not commence, or must be suspended or terminated prior to completion;

•	performance of adequate and well-controlled Phase 1, 2 and 3 human clinical trials to establish the safety and efficacy of the drug for each proposed indication, and potentially post-approval or Phase 4 studies to further define the drug’s efficacy and safety, generally or in specific patient populations;

•	submission to the FDA of an NDA that must be accompanied by a substantial “user fee” payment;

•	FDA review and approval of the NDA before any commercial marketing or sale; and

•	compliance with post-approval commitments and requirements.

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

In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during the former Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation from Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. The likelihood of implementation of any of the former Trump administration healthcare reform initiatives is uncertain, particularly in light of the Biden administration. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payers. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

Legally mandated price controls on payment amounts by governmental and private third-party payers or other restrictions could harm our business, results of operations, financial condition, and prospects. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

For more information regarding government healthcare reform, see “U.S. Governmental Regulation of Pharmaceutical Products” in Part I, Item 1 of this Annual Report.

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

The volatile price of our stock makes it difficult for investors to predict the value of their investment, to sell shares at a profit at any given time or to plan purchases and sales in advance. A variety of factors may affect the market price of our common stock. These include, but are not limited to:

•	publicity regarding actual or potential clinical results relating to products under development by our competitors or us;

•	delay or failure in initiating, completing or analyzing preclinical or clinical trials or unsatisfactory designs or results of these trials;

•	interim decisions by regulatory agencies, including the FDA, as to clinical trial designs, acceptable safety profiles and the benefit/risk ratio of products under development;

•	achievement or rejection of regulatory approvals by our competitors or by us;

•	announcements of technological innovations or new commercial products by our competitors or by us;

•	developments concerning proprietary rights, including patents;

•	developments concerning our collaborations;

•	regulatory developments in the United States and foreign countries;

•	economic or other crises and other external factors;

•	period-to-period fluctuations in our revenue and other results of operations;

•	changes in the structure of healthcare payment systems or other actions that affect the effective reimbursement rates for treatment regimens containing our products;

•	changes in financial estimates and recommendations by securities analysts following our business or our industry;

•	sales of our common stock, or the perception that such sales could occur; and

•	the other factors described in this “Risk Factors” section.

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

For the 12-month period ended June 30, 2022, the price of our stock has been volatile, ranging from a high of $24.00 per share to a low of $6.45 per share on an adjusted Reverse Stock Split basis. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

Holders of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock may have interests different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of September 21, 2022, there are 4,030 shares of Series A Preferred Stock, 8,100,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”), and 900,000 shares of Series C Convertible Redeemable Preferred Stock (“Series C Preferred Stock”) outstanding. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any. Series B and C Preferred Stock have liquidation preferences, and the Series B and C Preferred Stock is, at the option of the holder under defined contractual terms, convertible to common stock or subject to redemption in cash or note.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 21, 2022, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of September 21, 2022 there were 3,173,338 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 21, 2022 holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	2,629 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;

•	1,200,000 shares issuable on the conversion of our immediately convertible Series B Preferred Stock, subject to adjustment, for no further consideration;

•	133,333 shares issuable on the conversion of our immediately convertible Series C Preferred Stock, subject to adjustment, for no further consideration;

•	1,143,774 shares issuable upon the exercise of stock options at a weighted-average exercise price of $15.95 per share;

•	282,774 shares issuable under restricted stock units which vested or will vest on dates between June 16, 2022 and June 22, 2026, subject to the fulfillment of service or performance conditions;

•	344,162 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery; and

•

66,666 shares issuable upon the exercise of warrants at an exercise price of $12.50 per share, issued in conjunction with the Series B and Series C Preferred Stock, of which 33,333 are currently exercisable and expire on May 11, 2026, and the remaining are exercisable only in the event that a Redemption Consideration Election is made and expire on May 11, 2026.

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

Our common shares are listed on the NYSE American, a national securities exchange, under the symbol “PTN”. Although we currently meet the NYSE American’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure our investors that we will be able to continue to meet the NYSE American’s listing requirements. If we fail to satisfy the continued listing requirements of the NYSE American, such as the corporate governance requirements or the minimum closing bid price requirement, the NYSE American may take steps to de-list our common stock. If the NYSE American delists our securities for trading on its exchange, we could face significant material adverse consequences, including:

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

Such a de-listing would likely have a negative effect on the price of our common stock and would impair our investors’ ability to sell or purchase our common stock when investors wish to do so. In the event of a de-listing, we may take actions to restore our compliance with the NYSE American’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the NYSE American minimum bid price requirement or prevent future non-compliance with the NYSE American’s listing requirements.

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

Item 3. Legal Proceedings

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. As of the date of this filing, we are not aware that we are a party to any pending or threatened legal proceeding or proceeding by a governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on NYSE American under the symbol “PTN” since December 21, 1999. It previously traded on The Nasdaq SmallCap Market under the symbol “PLTN.”

On September 20, 2022 we had approximately 34 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $8.06 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $73,353,012.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. There were no shares withheld during the quarter ended June 30, 2022, at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 20, 2022, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe that our accounting policies and estimates relating to revenue recognition, the carrying value of inventory, purchase commitment liabilities, accrued expenses, and stock-based compensation are the most critical.

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

In accordance with ASC Topic 606, we recognize product revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the consolidated balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2- Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

Product revenues consist of sales of Vyleesi in the United States. We sell Vyleesi to a specialty pharmacy at the wholesale acquisition cost and payment is currently made within approximately 30 days. In addition to distribution agreements with customers, we enter into arrangements with healthcare payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

We record product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks, and rebates. Certain of these allowances represent estimates of the related obligations and, as such, knowledge and judgement are required when estimating the impact of these allowances on gross product sales for a reporting period. If any of our judgments made during a reporting period are not indicative or accurate estimates of our future experience, our results could be materially affected. Product sales are also subject to return rights, which have not been significant to date.

Inventories

Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis. Our inventory, consisting of Vyleesi, has a shelf-life of three years from the date of manufacture.

On a quarterly basis, we review inventory levels to determine whether any obsolete, expired, or excess inventory exists. If any inventory is expected to expire prior to being sold, has a cost basis in excess of its net realizable value, is in excess of expected sales requirements as determined by internal sales forecasts, or fails to meet commercial sale specifications, the inventory is written down through a charge to operating expense. This analysis requires us to make estimates of forecasted future sales, which are inherently uncertain, and changes in demand, insurance coverages, economic conditions, and other factors could have a significant impact on our forecasts and therefore the estimated net realizable value of our inventory.

Purchase Commitment Liabilities

Losses on firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts

Accrued Expenses

Third parties perform a significant portion of our development activities. We review the activities performed under all contracts each quarter and accrue expenses and the amount of any reimbursement to be received from our collaborators based upon the estimated amount of work completed considering milestones achieved. Estimating the value or stage of completion of certain services requires judgment based on available information. If we do not identify services performed for us but not billed by the service-provider, or if we underestimate or overestimate the value of services performed as of a given date, reported expenses will be understated or overstated.

Stock-Based Compensation

We expense the fair value of stock options and other equity awards granted to employees and nonemployees for services. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of our common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of our common stock on the grant date or for stock options, the value is determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. The Black-Scholes option pricing model requires us to make estimates of expected volatility and interest rates, which we estimate based on prior experience and public sources of information. The expected term of the option used is based upon the simplified method, which represents the average of the vesting and contractual term. Compensation expense is not adjusted for subsequent changes in the estimates used to calculate fair value or for actual experience. Forfeitures are recognized as they occur. As the amount and timing of compensation expense to be recorded in future periods may be affected by the achievement of performance conditions and employee terminations, stock-based compensation may vary significantly period to period.

See Note 3 to the consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements that affect us.

Results of Operations

Year Ended June 30, 2022 Compared to the Year Ended June 30, 2021:

Revenue – For the fiscal year ended June 30, 2022 (“fiscal 2022”) we recognized $1,218,457 of product revenue, net of allowances, as the result of our regaining all North American development and commercialization rights to Vyleesi in July 2020 and $250,000 in license and contract revenue pursuant to our license agreement with Fosun. For the fiscal year ended June 30, 2021 (“fiscal 2021”) we recognized $283,286 of negative product revenue, net of allowances and $94,689 in license and contract revenue pursuant to our license agreement with Kwangdong. The increase in net revenue is a result of increased sales volume of 22% and reduced product sales allowances during fiscal 2022.

Cost of Products Sold – Cost of products sold was $217,529 for fiscal 2022 compared to $147,840 for fiscal 2021.

Research and Development – Total research and development expenses, including general research and development spending, were $21,327,434 for fiscal 2022 compared to $12,926,559 for fiscal 2021. The increase is a result of higher spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs, and other preclinical programs were $15,867,511 for fiscal 2022 compared to $8,634,713 for fiscal 2021. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of program spending above exclude general research and development spending, which were $5,459,923 for fiscal 2022, compared to $4,291,846 for fiscal 2021. The increase in general research and development spending is primarily attributable to increased compensation costs due to an increase in the number of employees in fiscal 2022.

Cumulative spending from inception to June 30, 2022 was approximately $311,900,000 on our Vyleesi program and approximately $188,400,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist of costs related to Vyleesi in addition to compensation and related costs, were $16,511,942 for fiscal 2022 compared to $17,336,913 for fiscal 2021. The decrease is primarily attributable to $4,737,426 of selling expenses related to Vyleesi in fiscal 2022 compared to $6,605,901 of selling expenses related to Vyleesi in fiscal 2021 partially offset by $1,135,438 of expenses incurred in fiscal 2022 related to the issuance of redeemable convertible preferred stock and warrants.

Loss on License Termination Agreement – On July 27, 2020, Palatin and AMAG announced that they had mutually terminated the license agreement for Vyleesi effective July 24, 2020 pursuant to a termination agreement (the “Vyleesi Termination Agreement”). Under the terms of the Vyleesi Termination Agreement, we regained all North American development and commercialization rights for Vyleesi. AMAG made a $12,000,000 payment to us at closing and a $4,300,000 payment on March 31, 2021. We assumed all Vyleesi manufacturing agreements, for which we initially recorded a liability related to estimated losses of $18,194,000, as well as accrued expenses for an inventory production run, and AMAG transferred information, data, and assets related exclusively to Vyleesi, including, but not limited to, existing inventory. AMAG provided certain transitional services to us for a period of time to ensure continued patient access to Vyleesi during the transition back to us. We reimbursed AMAG for the costs of the transition services.

During fiscal 2021, we recorded a loss of $2,784,192 as a result of the Vyleesi Termination Agreement. (See Note 4 of the accompanying consolidated financial statements).

Other Income (Expense)– Total other income, net was $390,149 for fiscal 2022 compared to total other expense, net of $212,394 for fiscal 2021. For fiscal 2022, we recognized unrealized foreign currency gain of $389,868 and investment income of $29,963 offset by $29,682 of income expense. For fiscal 2021, we recognized $212,526 of unrealized foreign currency loss and $23,440 of interest expense offset by $23,572 of investment income. The increase in unrealized foreign currency gain is a result of increased unrealized foreign currency gains on our inventory purchase commitments.

Income Taxes – For fiscal 2022 and fiscal 2021, the Company recorded no income tax benefit or expense as a result of the generation of and utilization of net operating losses that were subject to a full valuation allowance.

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

Our product candidates are at various stages of development and will require significant further research, development, and testing and some may never be successfully developed or commercialized. We may experience uncertainties, delays, difficulties, and expenses commonly experienced by early-stage biopharmaceutical companies, which may include unanticipated problems and additional costs relating to:

•	the development and testing of products in animals and humans;

•	dependance on third party contractors and collaborators for part of our research and development;

•	ability to attract and retain experienced personnel;

•	product approval or clearance;

•	regulatory compliance;

•	good manufacturing practices (“GMP”) compliance;

•	intellectual property rights;

•	product introduction;

•	marketing, sales, and competition; and

•	obtaining sufficient capital.

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

During fiscal 2022, net cash used in operating activities was $29,922,749 compared to net cash used in operating activities of $22,647,991 in fiscal 2021. The difference in cash used in operations in fiscal 2022 compared with fiscal 2021 was primarily related to cash received related to the termination agreement for Vyleesi in fiscal 2021, partially offset by lower payments made related to inventory purchase commitments, an increase in accounts payable and accrued expenses, and other working capital changes.

During fiscal 2022, net cash used in investing activities was $261,374 compared to $5,722 during fiscal 2021, which consisted of leasehold improvements and the acquisition of equipment.

During fiscal 2022, net cash provided by financing activities was $18,358 which consisted of proceeds from the exercise of outstanding warrants of $280,000 and proceeds from exercise of stock options of $16,132 offset by payment of withholding taxes related to restricted stock units of $221,311, and payment of finance lease obligations of $56,463. During fiscal 2021, net cash used in financing activities was $93,638 which consisted of payment of withholding taxes related to restricted stock units.

We had a net loss for fiscal 2022 of $36,198,299. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vyleesi in the United States and continue to develop our MC1r MCr product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2022, our cash and cash equivalents were $29,939,154 with current liabilities of $16,259,864.

Our long-term obligations include aggregate lease obligations of $521,337 for the year ending June 30, 2023, and $746,564 for the years ending June 30, 2024 and 2025, and aggregate inventory purchase commitments of $6,174,986 for the year ending June 30, 2023, of which $5,754,986 is included in current liabilities as of June 30, 2022 and $3,349,500 for the years ending June 30, 2024 through June 30, 2026.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our available cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Assuming no additional funding and based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the company to fund its operations into the second half of its fiscal year ending June 30, 2023.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic and its resulting impact to economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2023 and beyond.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2022 and 2021, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete planned development efforts that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of accrued external research and development expenses

As discussed in Notes 2 and 13 to the consolidated financial statements, the costs of research and development activities are charged to expense as incurred, which includes accrued external research and development expenses incurred under contracts with third parties. At the end of each quarter, the Company reviews the activities performed under all contracts and accrues expenses based upon the estimated amount of work completed considering milestones achieved. Accrued external research and development expenses were comprised of accrued clinical/regulatory costs and other research related expenses of $3,944,798 and $35,172  respectively as of June 30, 2022.

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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over accrued external research and development expenses. For a sample of accrued external research and development expenses, we evaluated management’s estimate of the amount of work remaining to be completed by comparing it to relevant third-party contracts, invoices, and communications. For a selection of third-party invoices and communications received after year-end, we compared the amounts to the relevant estimate of costs incurred or estimate of the amount of work completed by third parties as determined by management. We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

September 22, 2022

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$29,939,154	$60,104,919
Accounts receivable	1,780,020	1,580,443
Inventories	944,471	1,162,000
Prepaid expenses and other current assets	1,932,454	3,059,679
Total current assets	34,596,099	65,907,041

Property and equipment, net	539,314	94,817
Right-of-use assets - operating leases	878,465	1,237,813
Other assets	56,916	56,916
Total assets	$36,070,794	$67,296,587

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,157,617	$640,650
Accrued expenses	6,875,216	5,797,378
Short-term operating lease liabilities	371,124	351,853
Short-term finance lease liabilities	100,921	-
Other current liabilities	5,754,986	3,721,907
Total current liabilities	16,259,864	10,511,788

Long-term operating lease liabilities	529,398	900,520
Long-term finance lease liabilities	152,407	-
Other long-term liabilities	2,861,250	6,232,907
Total liabilities	19,802,919	17,645,215

Commitments and contingencies (Note 14)

Series B and Series C Redeemable Convertible Preferred Stock of $0.01 par value: authorized, issued, and outstanding 9,000,000 shares as of June 30, 2022, with a liquidation preference of $15,000,000	15,000,000	-
Escrowed proceeds	(15,000,000)	-

Stockholders’ equity:

Preferred stock of $0.01 par value – authorized 10,000,000 shares: (including amounts authorized for Series B and Series C  Redeemable Preferred Stock) shares issued and outstanding designated as follows:

Series A Convertible: authorized 4,030 as of June 30, 2022: issued and outstanding 4,030 shares as of June 30, 2022 and June 30, 2021	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 9,270,947 shares as of June 30, 2022 and 9,201,988 shares as of June 30, 2021 (Note 1)	92,709	92,020
Additional paid-in capital	404,168,822	401,354,709
Accumulated deficit	(387,993,696)	(351,795,397)
Total stockholders’ equity	16,267,875	49,651,372
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$36,070,794	$67,296,587

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2022	2021

REVENUES
Product revenue, net	$1,218,457	$(283,286)
License and contract	250,000	94,689
Total revenues	1,468,457	(188,597)

OPERATING EXPENSES
Cost of products sold	217,529	147,840
Research and development	21,327,434	12,926,559
Selling, general and administrative	16,511,942	17,336,913
Loss on license termination agreement	-	2,784,192
Total operating expenses	38,056,905	33,195,504

Loss from operations	(36,588,448)	(33,384,101)

OTHER INCOME (EXPENSE)
Investment income	29,963	23,572
Foreign currency gain (loss)	389,868	(212,526)
Interest expense	(29,682)	(23,440)
Total other income (expense), net	390,149	(212,394)
NET LOSS	$(36,198,299)	$(33,596,495)

Basic and diluted net loss per common share	$(3.79)	$(3.55)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share (Note 1)	9,543,762	9,466,004

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2020	-	$-	-	$-	$-	4,030	$40	9,170,336	$91,704	$398,280,007	$(318,198,902)	$80,172,849
Stock-based compensation	-	-	-	-	-	-	-	38,323	383	3,168,273	-	3,168,656
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(6,671)	(67)	(93,571)	-	(93,638)
Net loss	-	-	-	-	-	-	-	-	-	-	(33,596,495)	(33,596,495)
Balance June 30, 2021	-	-	-	-	-	4,030	40	9,201,988	92,020	401,354,709	(351,795,397)	49,651,372
Stock-based compensation	-	-	-	-	-	-	-	69,406	694	2,504,844	-	2,505,538
Issuance of Redeemable Convertible Preferred stock and warrants	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	-	-	-	-	234,443	-	234,443
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(16,191)	(162)	(221,149)	-	(221,311)
Warrant exercises	-	-	-	-	-	-	-	14,000	140	279,860	-	280,000
Option exercises	-	-	-	-	-	-	-	1,744	17	16,115	-	16,132
Net loss	-	-	-	-	-	-	-	-	-	-	(36,198,299)	(36,198,299)
Balance, June 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,198,299)	$(33,596,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,668	51,121
Cash received in excess of loss on termination agreement	-	19,084,192
Decrease in right-of-use asset	359,348	330,839
Unrealized foreign currency transaction (gain) loss	(389,868)	212,526
Non-cash warrant expense	234,443	-
Stock-based compensation	2,505,538	3,168,656
Changes in operating assets and liabilities:
Accounts receivable	(199,577)	(1,580,443)
Prepaid expenses and other assets	1,127,225	(1,938,130)
Inventories	217,529	(987,237)
Accounts payable	2,572,657	(75,022)
Accrued expenses	1,077,838	558,281
Operating lease liabilities	(351,851)	(316,279)
Other liabilities	(1,004,400)	(7,560,000)
Net cash used in operating activities	(29,922,749)	(22,647,991)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(261,374)	(5,722)
Net cash used in investing activities	(261,374)	(5,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(221,311)	(93,638)
Payment of finance lease obligations	(56,463)	-
Proceeds from exercise of warrants	280,000	-
Proceeds from exercise of stock options	16,132	-
Net cash provided by (used in) financing activities	18,358	(93,638)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,165,765)	(22,747,351)

CASH AND CASH EQUIVALENTS, beginning of year	60,104,919	82,852,270

CASH AND CASH EQUIVALENTS, end of year	$29,939,154	$60,104,919

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$29,682	$23,440

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Nature of Business- Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor system. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

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

Reverse Stock Split - On August 30, 2022, a reverse stock split of 1-for-25 of issued and outstanding common stock was made effective by the Company. Retroactive effect for the reverse stock split were made to the Company’s outstanding common stock, stock options, common stock warrants, and preferred stock conversion features, including all share and per-share data, for all periods presented in the consolidated financial statements.

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2022 of $387,993,696 and a net loss for the year ended June 30, 2022 of $36,198,299, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2022, the Company’s cash and cash equivalents were $29,939,154 and current liabilities were $16,259,864. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company's ability to continue as a going concern for one year after the date the consolidated financial statements are issued. While the Company  has raised funding in the past, the ability to raise funding in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future funding in their assessment of the Company's ability to meet its obligations for the next year.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Based on the Company’s available cash and cash equivalents, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that its existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of its fiscal year ending June 30, 2023.

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

The Company will receive a royalty on sales of Vyleesi by its licensees. It has licensed third parties to sell Vyleesi in China and Korea. The COVID-19 coronavirus could adversely impact the time required to obtain regulatory approvals to sell Vyleesi in China and Korea, which would delay when the Company receives royalty income from sales in those countries.

The Company cannot be certain what the overall impact of the COVID-19 pandemic will be on its business, including manufacturing, distribution, sales, and marketing of Vyleesi, and it has the potential to materially adversely affect its business, financial condition, and results of operations and cashflows during the fiscal year ending June 30, 2023 (“fiscal 2023”) and beyond.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $29,740,565 and $59,730,428 in a money market account at June 30, 2022 and 2021, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and accounts receivable. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company. Currently, product revenues and related accounts receivable are generated primarily from one specialty pharmacy.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture, and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

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

Revenue Recognition – The Company recognizes product revenues in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. The provisions of ASC Topic 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Gross product sales offset by product sales allowances for the year ended June 30, 2022 and 2021 are as follows:

	Year Ended June 30,
	2022	2021

Gross product sales	$5,816,530	$4,745,066
Provision for product sales allowances and accruals	(4,598,073)	(5,028,352)
Net sales	$1,218,457	$(283,286)

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

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted to employees and nonemployees for services. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

The Company’s Series B and Series C Redeemable Convertible  Preferred Stock and warrants issued during the year ended June 30, 2022 met the definition of a participating security given their rights to participate in dividends if declared on common stock, which requires the Company to apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as these securities are participating securities, the Company is required to calculate diluted net income or loss per share under the if-converted and treasury stock method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to the Redeemable Convertible Preferred stockholders or warrant holders is performed as the holders of these securities are not contractually obligated to participate in the Company’s losses.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

For the years ended June 30, 2022 and 2021, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2022 and June 30, 2021 was 2,851,959 and 1,650,589 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 363,780 and 326,563 vested restricted stock units that had not been issued as of June 30, 2022 and 2021, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(3)  New and recently Adopted Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The guidance is applicable to the Company beginning July 1, 2022. The adoption of this standard is not expected have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt (Topic 470) and Derivatives and Hedging (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard during the year ended June 30, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

The Company and Catalent then entered into a new Vyleesi manufacturing agreement (the “New Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 14) as compared to the original Catalent Agreement and modification of other financial terms. The New Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the New Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the New Catalent Agreement. The initial term of the New Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The New Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The initial term of the Ypsomed Agreement is through December 31, 2025, with automatic renewal for successive one-year periods unless either party terminates the Ypsomed Agreement by ten months’ written notice prior to the expiration of the Ypsomed Agreement or any automatic renewal period. There are specified minimum purchase requirements under the Ypsomed Agreement, and under specified circumstances, termination fees may be payable upon termination of the Ypsomed Agreement by the Company (see Note 14).

The term of the Lonza Agreement is through December 31, 2022, and Lonza has advised the Company that they will not renew the Lonza Agreement, but the Company remains in discussions with Lonza on extending contract peptide manufacturing services. The Company is actively evaluating potential new contract manufacturers but establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. There are specified minimum purchase requirements under the Lonza Agreement (see Note 14).

(6)  AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company is entitled to receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. The Company has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun. For the year ended June 30, 2022, the Company recorded $250,000 of license and contract revenue related to the Fosun License Agreement.

(7)  AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company is entitled to receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Company has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong. For the year ended June 30, 2021, the Company recorded $94,689 of license and contract revenue related to the Kwangdong License Agreement.

(8)  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2022	2021
Clinical / regulatory costs	$310,573	$454,750
Insurance premiums	132,413	259,468
Vyleesi contractual advances	815,750	1,200,000
Other	673,718	1,145,461
	$1,932,454	$3,059,679

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2022:
Money market account	$29,740,565	$29,740,565	$-	$-
June 30, 2021:
Money market account	$59,730,428	$59,730,428	$-	$-

(10) INVENTORIES

Inventories consist of raw materials and finished goods related to Vyleesi. The following table summarizes the components of inventories:

	June 30,	June 30,
	2022	2021

Raw materials	$526,000	$526,000
Finished goods	418,471	636,000
	$944,471	$1,162,000

(11) LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and October 31, 2023, respectively. The Company also has operating leases for copier equipment that expire March 31, 2023 and phone equipment that expires on June 30, 2023.

The components of operating lease cost are as follows:

Operating lease cost	Year ended June 30, 2022	Year ended June 30, 2021
Operating lease cost	$294,293	$287,440
Variable lease cost	114,418	108,023
Total operating lease cost	$408,711	$395,463

The components of finance lease cost are as follows:

Finance lease cost	Year ended June 30, 2022	Year ended June 30, 2021
Right-of-use asset amortization	$56,463	$-
Interest expense	8,812	-
Total finance lease cost	$65,275	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years) operating leases	2.6	3.5
Weighted-average remaining lease term (years) finance leases	2.4	-
Weighted-average discount rate operating leases	5.50%	5.50%
Weighted-average discount rate finance leases	5.29%	-

Supplemental cash flow information related to leases was as follows:

	Year Ended June 30, 2022	Year Ended June 30, 2021
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$410,007	$394,926
Operating cash flows for finance leases	8,812	-
Financing cash flows for finance leases	56,463	-
	$475,282	$394,926

Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligation	$-	$365,881
Right-of-use assets obtained in exchange for new finance lease obligations	$309,791	$-

The following table summarizes the maturity of the Company’s lease liabilities as of June 30, 2022:

Operating leases:
Year Ending June 30
2023	$409,438
2024	323,003
2025	265,037
Less imputed interest	(96,956)
Total	$900,522

Finance leases:
Year Ending June 30
2023	$111,899
2024	111,899
2025	46,625
Less imputed interest	(17,095)
Total	$253,328

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(12) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2022	2021
Office equipment	$1,229,300	$1,193,162
Laboratory equipment	1,038,610	648,673
Leasehold improvements	902,038	756,948
	3,169,948	2,598,783
Less: Accumulated depreciation and amortization	(2,630,634)	(2,503,966)
	$539,314	$94,817

Included in property and equipment, net as of June 30, 2022 is $309,791 in equipment under finance leases and $56,463 related accumulated amortization.

(13) ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2022	2021
Clinical / regulatory costs	$3,944,798	$778,705
Other research related expenses	35,172	569,370
Professional services	351,257	84,094
Personnel costs	1,545,896	-
Selling expenses	840,703	1,839,724
Inventory purchases	-	2,340,000
Other	157,390	185,485
	$6,875,216	$5,797,378

(14) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Ypsomed Agreement, and Lonza Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Yposmed Agreement, and Lonza Agreement as of June 30, 2022:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$9,524,486	$6,174,986	$2,373,000	$976,500

As of June 30, 2022, the Company has $5,754,986 and $2,861,250 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2021, $3,721,907 and $6,232,907 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

Notes to Consolidated Financial Statements

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2022 and 2021 Company contributions were $220,864 and $168,210, respectively.

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

(15) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ EQUITY

Series B and C Redeemable Convertible Preferred Stock – On May 11, 2022, Palatin entered into a securities purchase agreement with institutional investors, and on May 12, 2022, Palatin issued and sold 8,100,000 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and 900,000 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”).  Each share of Series B Preferred Stock and Series C Preferred Stock had a purchase price of $1.67 . The investors in the Series B Preferred Stock and Series C Preferred Stock also received warrants to purchase up to 66,666 shares of common stock at an exercise price of $12.50 per share, which expire 48 months following issuance. Total gross proceeds from the offering, before expenses, was $15,000,000 which was deposited in and is being held in an escrow account as of June 30, 2022, pending the investors' election to redeem the shares for cash or in notes, or convert the shares to common stock as discussed below. The escrowed proceeds have been presented as a deduction to the Series B and C Redeemable Convertible Preferred Stock on the Company’s consolidated balance sheet at June 30, 2022.

The Series B Preferred Stock and Series C Preferred Stock is convertible, at the option of the holder from the date of the Company's reverse stock split on August 30, 2022 until 30 days following the reverse stock split, into 1,333,333 shares of common stock, computed by dividing the aggregate stated value of the preferred stock of $15,000,000 by the conversion price of $11.25. Alternatively, during the period from the date of stockholder approval of the Company's reverse stock split (see below) until 30 days following the reverse stock split the holders of Series B Preferred Stock and Series C Preferred Stock can elect to redeem for cash in an amount equal to the stated value or convert to notes, having an aggregate principal amount equal to the stated value. The investors will also receive a fee of $750,000, which was paid into the escrow account by the Company. The Series B Preferred Stock and Series C Preferred Stock are presented outside of stockholders' equity at their aggregate redemption value of $15,000,000 since their redemption is outside control of the Company. Given that the fee and other costs are not refundable to the Company as of June 30, 2022, regardless of the election selected by the investors, the fee, the fair value of the warrants ($234,443), and other costs of $150,995 were recorded as expenses within selling, general and administrative expenses during the year ended June 30, 2022.

The Company called a meeting of stockholders on June 24, 2022 to seek approval of, among other things, an amendment to its certificate of incorporation authorizing a reverse stock split. Except as otherwise required by law, holders of the Series B Preferred Stock and Series C Preferred Stock were entitled to vote only on the reverse stock split and any adjournment of the meeting relating to the reverse stock split. The Company’s common stock, outstanding Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock voted as a single class on an as-if converted basis. The holders of Series B Preferred Stock had votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The holders of Series C Preferred Stock were entitled to 20,000 votes per share of common stock into which the Series C Preferred Stock is convertible but could only vote in the same proportion as the shares of common stock, Series A preferred stock, and Series B preferred stock were voted on the reverse stock split or any adjournment of the stockholder meeting relating thereto. The holders of the Series B Preferred Stock agreed to vote in favor of the reverse stock split, which was approved and ultimately became effective on August 30, 2022. Subsequent to the reverse stock split, the Series B Preferred Stock and Series C Preferred Stock is also convertible into common stock at the option of the Company subject to the holders having the ability to resell the Company stock, the stock being traded on a national stock exchange or automated inter-dealer quotation system, and other conditions, as defined in the respective purchase agreement.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

To the extent any shares of Series B Preferred Stock or Series C Preferred Stock are converted to common shares or converted to debt, the Company will use such net proceeds from this offering for working capital and general corporate purposes.

The holders of the Series B Preferred Stock and Series C Preferred Stock are entitled to certain registration rights, rights for approval of increases in authorized shares of the respective series, rights to limitation on the Company’s ability to incur indebtedness, and dividends paid on common stock on an as-if converted basis. In addition, in the event of any liquidation, dissolution, or winding-up of the Company, the holders of the Series B Preferred Stock and Series C Preferred Stock are entitled to receive the preferred stock’s stated value plus any declared but unpaid dividends before any payment is made to holders of common stock or any other class or series of stock ranking junior to the respective Series B Preferred Stock and Series C Preferred Stock.

Series A Convertible Preferred Stock – As of June 30, 2022, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2022, the Series A Conversion Price was $152.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2022. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the years ended June 30, 2022 and 2021.

Proceeds raised under the 2019 Equity Distribution Agreement since its inception are as follows:

	Cumulative from inception
	Shares	Proceeds
Gross proceeds	378,420	$12,330,242
Fees	-	(369,908)
Expenses	-	(90,000)
Net proceeds	378,420	$11,870,334

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Stock Purchase Warrants – During the year ended June 30, 2022, the Company received $280,000 and issued 14,000 shares of common stock upon the exercise provisions of 14,000 previously issued Series J warrants at an exercise price of $20.00 per share. The remaining Series J warrants expired unexercised.

As of June 30, 2022, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Termination
Descripton	Stock	Share	Date
May 2022 warrants	66,666	$12.50	May 11, 2026

Warrants for 33,333 shares of common stock are exercisable immediately and warrants for 33,333 shares of common stock will become exercisable when the holder's of the Series B Preferred Stock and Series C Preferred Stock elect to redeem their shares for cash or convert to notes.

The outstanding warrants are entitled to dividends and participation in subsequent equity offerings as if they were exercised for common shares.

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, June 25, 2020 and again at the annual meeting of stockholders held on June 24, 2022. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 2,300,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remained outstanding in accordance with their terms. As of June 30, 2022, 211,821 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2022 and 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2020	796,097	$19.00	7.4

Granted	141,844	14.00
Forfeited	(22,732)	18.75
Exercised	-	-
Expired	(39,910)	23.75
Outstanding - June 30, 2021	875,299	18.00	7.2

Granted	310,494	10.07
Forfeited	(11,539)	16.67
Exercised	(1,744)	9.25
Expired	(8,548)	19.79
Outstanding - June 30, 2022	1,163,962	$15.98	7.1	$-

Exercisable at June 30, 2022	693,204	$18.50	5.8	$-

Expected to vest at June 30, 2022	470,758	$12.29	9.1	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Included in the outstanding options in the table above are 166,233 and 18,921 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020, 2021 and 2022. Grants in June 2020, 2021, and 2022 were 87,303, 95,167, and 60,566 respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

Also included in the table above are 43,000 and 4,700 performance-based options granted in December 2017 to executive officers and employees, respectively, which were eligible to vest during a performance period ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $1.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for Female Sexual Dysfunction (“FSD”) in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these options was $602,760. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing of Vyleesi, 30% of the target number of options vested in June 2018 and 50% of the target number of options vested in June 2019 upon FDA approval of Vyleesi. During the year ended June 30, 2021, the performance period ended for the remaining performance-based stock options. As a result, 9,600 unearned stock options were forfeited and added back to the 2011 Stock Plan and available for future grant.

For the years ended June 30, 2022 and 2021, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2022 and 2021 were as follows:

	Year Ended June 30,	Year Ended June 30,
	2022	2021

Risk-free interest rate	3.2%	1.0%
Volatility factor	69.1%	68.3%
Dividend yield	0%	0%
Expected option life (years)	6.0	6.1
Weighted average grant date fair value	$2.68	$8.50

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2022 and 2021, the Company recorded stock-based compensation related to stock options of $1,563,686 and $1,863,266, respectively. As of June 30, 2021, there was $2,070,413 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.5 years.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2022 and 2021.

	Year Ended June 30,	Year Ended June 30,
	2022	2021
Outstanding at beginning of year	593,629	518,620
Granted	131,352	129,774
Forfeited	(6,426)	(16,442)
Vested	(69,406)	(38,323)
Outstanding at end of year	649,149	593,629

For the years ended June 30, 2022 and 2021, the Company recorded stock-based compensation related to restricted stock units of $941,852 and $1,305,390, respectively.

Included in outstanding restricted stock units in the table above are 363,780 vested shares that have not been issued as of June 30, 2022 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 61,556 and 13,751 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2019, 2020, 2021, and 2022. Grants in June 2019, 2020, 2021 and 2022 were 24,829, 52,679, 22,343, and 40,707 respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

In June 2021, the Company granted 18,000 performance-based restricted stock units to its executive officers which vest if, prior to June 22, 2023, the price per share of the Company’s common stock, as traded on the NYSE American, was at least $50.00 for at least twenty consecutive trading days.

In December 2017, the Company granted 43,000 performance-based restricted stock units to its executive officers and 26,800 performance-based restricted stock units to other employees which were eligible to vest during a performance period, ended on December 31, 2020, if and upon either i) as to 100% of the target number of shares upon achievement of a closing price for the Company’s common stock equal to or greater than $37.50 per share for 20 consecutive trading days, which is considered a market condition; or ii) as to thirty percent (30%) of the target number of shares, upon the acceptance for filing by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is considered a performance condition; iii) as to fifty percent (50%) of the target number of shares, upon the approval by the FDA of an NDA for Vyleesi for HSDD in premenopausal women during the performance period, which is also considered a performance condition; iv) as to twenty percent (20%) of the target number of shares, upon entry into a licensing agreement during the performance period for the commercialization of Vyleesi for FSD in at least two of the following geographic areas (a) four or more countries in Europe, (b) Japan, (c) two or more countries in Central and/or South America, (d) two or more countries in Asia, excluding Japan and China, and (e) Australia, which is also considered a performance condition. The fair value of these awards was $913,750 and $569,500, respectively. The Company amortized the fair value over the derived service period of 1.1 years or upon the attainment of the performance condition. Pursuant to the FDA acceptance of the NDA filing for Vyleesi, 30% of the target number of shares vested in June 2018. Pursuant to the FDA approval of Vyleesi, 50% of the target number of shares vested in June 2019. During the year ended June 30, 2021, the performance period ended for the remaining performance based restricted stock units. As a result, 12,780 unearned restricted stock units were forfeited and added back to the 2011 Stock Plan and available for future grant.

In connection with the vesting of restricted share units during the years ended June 30, 2022 and 2021, the Company withheld 16,191 and 6,671, shares, respectively, with aggregate values of $221,311 and $93,638, respectively, in satisfaction of minimum tax withholding obligations.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(16) INCOME TAXES

For fiscal 2022 and 2021, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2022, the Company had state net operating loss carryforwards of approximately $164,000,000, which will expire, if not utilized, between 2034 and 2042, federal net operating loss carryforwards of approximately $112,800,000 and federal research and development and Alternative Minimum Tax (“AMT”) credits of approximately $7,200,000, which expire, if not utilized, between 2035 and 2042, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its net deferred tax assets during the years ended June 30, 2022 and 2021. The Company’s valuation allowance increased by $3,927,000 and $9,513,000 for the years ended June 30, 2022 and 2021, respectively.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2022	2021
Net operating loss carryforwards	$35,331,000	$32,169,000
Research and development and AMT tax credits	7,171,000	6,461,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	2,778,000	2,723,000
	45,863,000	41,936,000
Valuation allowance	(45,863,000)	(41,936,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2022 or 2021. As of June 30, 2022 and 2021, the Company had no liabilities for uncertain income tax matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2022, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 24, 2022.

NAME	AGE	POSITION WITH PALATIN

Carl Spana, Ph.D.	60	Chief Executive Officer, President and a Director

John K.A. Prendergast, Ph.D. (3)	68	Director, Chairman of the Board of Directors

Robert K. deVeer, Jr. (1) (2)	76	Director

J. Stanley Hull (1) (2)	70	Director

Alan W. Dunton, M.D. (1) (2)	68	Director

Arlene M. Morris (2) (3)	70	Director

Anthony M. Manning, Ph.D. (1) (3)	60	Director

___________________

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

CARL SPANA, Ph.D., co-founder of Palatin, has been our Chief Executive Officer and President since June 14, 2000. He has been a director of Palatin since June 1996 and has been a director of our wholly owned subsidiary, RhoMed Incorporated, since July 1995. From June 1996 through June 14, 2000, Dr. Spana served as an executive vice president of the Company and our chief technical officer. From June 1993 to June 1996, Dr. Spana was vice president of Paramount Capital Investments, LLC, a biotechnology and biopharmaceutical merchant banking firm, and of The Castle Group Ltd., a medical venture capital firm. Through his work at Paramount Capital Investments and The Castle Group, Dr. Spana co-founded and acquired several private biotechnology firms. From July 1991 to June 1993, Dr. Spana was a Research Associate at Bristol-Myers Squibb, a publicly held pharmaceutical company, where he was involved in scientific research in the field of immunology. Dr. Spana received his Ph.D. in molecular biology from The Johns Hopkins University and his B.S. in biochemistry from Rutgers University.

Dr. Spana’s qualifications for our board include his scientific expertise, leadership experience, business judgment, and industry knowledge. As a senior executive of Palatin for over twenty years, he provides in-depth knowledge of our company, our drug products under development and the competitive and corporate partnering landscape.

JOHN K.A. PRENDERGAST, Ph.D., has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Dr. Prendergast has served as a member of the board, he does not serve, and has not served, in a management or operational role with the Company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is lead director of Nighthawk Biosciences, Inc., a publicly traded clinical stage immunotherapy company, and a director and Executive Chairman of Recce Pharmaceuticals Ltd., a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

J. STANLEY HULL has been a director of Palatin since September 2005. Mr. Hull has over three decades of experience in the field of sales, marketing, and drug development. Mr. Hull joined GlaxoSmithKline, a research-based pharmaceutical company, in October 1987 and retired as Senior Vice President, Pharmaceuticals – North America in May 2010. Mr. Hull was responsible for all commercial activities including sales, marketing, sales training, and office operations. Previously, Mr. Hull served in the R&D organization of Glaxo Wellcome as Vice President and Worldwide Director of Therapeutic Development and Product Strategy – Neurology and Psychiatry. Prior to his service in the R&D organization he was Vice President of Marketing – Infectious Diseases and Gastroenterology for Glaxo Wellcome-U.S. Mr. Hull started his career in the pharmaceutical industry with SmithKline and French Laboratories in 1978. Mr. Hull received his B.S. in business administration from the University of North Carolina at Greensboro.

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

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC, a consultancy to biotech companies on business development, commercial development and corporate strategy. From April 2012 until May 2015, she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viveve Medical, Inc., a publicly traded female healthcare medical device company, Viridian Therapeutics, Inc., a publicly traded therapeutic antibody company, and Cogent Biosciences, Inc., a publicly traded oncology biopharmaceutical company, and was a director of Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management, and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D., has been a director of Palatin since September 2017. Since March 2021, Dr. Manning has been providing scientific and strategic advice to biotechnology companies as the principal of Manning Bio Worldwide LLC. From 2013 until March 2021, Dr. Manning was senior vice president of research, and since 2018 was chief scientific officer, at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing innovative therapeutics for rare immune-related diseases which was acquired by Johnson & Johnson in October 2020. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Inflammation, Autoimmunity and Transplantation Research at Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development, and business strategy.

The Board and Its Committees

Committees and meetings. The board has an audit committee, a compensation committee, and a nominating and corporate governance committee. During fiscal 2022, the board met four times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board and committees of the board on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board meeting. We do not have a policy requiring our directors to attend stockholder meetings. With the exception of Dr. Spana, the directors did not attend the virtual annual meeting of stockholders held on June 24, 2022.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of four independent directors, Mr. deVeer (chair), and Dr. Dunton, Dr. Manning and Mr. Hull. The board has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE American and satisfy the requirements of the NYSE American as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/.

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

The responsibilities of the compensation committee are set forth in a written charter adopted by the board effective October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The committee administers our 2011 Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board or officer, or any person subject to Section 16 of the Exchange Act.

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses, and makes recommendations to the board concerning policies and guidelines for corporate governance, including relationships of the board, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Ms. Morris and Dr. Manning, each of whom meets the independence requirements established by the NYSE American.

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

•

The audit committee assists the board in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities and meets privately with representatives from our independent registered public accounting firm.

•

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

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics, updated as of March 8, 2021, that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. You can view the code of corporate conduct and ethics at our website, www.palatin.com/investors/corporate-governance/. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE American permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board and serve at the discretion of the board. Each officer holds his position until his successor is appointed and qualified. The current executive officers hold office under employment agreements.

Name	Age	Position with Palatin

Carl Spana, Ph.D.	60	Chief Executive Officer, President and Director

Stephen T. Wills, MST, CPA	65	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as Chairman since January 2018, and also has served on the board of directors of Gamida Cell Ltd. (Nasdaq: GMDA), a leading cellular and immune therapeutics company, since March 2019 (chairman of audit committee and member of the compensation and finance committee), and of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, since September 2019 (chairman of audit committee and member of the compensation and finance committee). Mr. Wills serves as the Chief Financial Officer of Cactus Acquisition Corp (Nasdaq: CCTS), a Special Purpose Acquisition Company (SPAC). Mr. Wills also serves on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, since 2013, and as its Chairman since June 2018. Mr. Wills served as Executive Chairman and Interim Principal Executive Officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chairman of the audit committee from June 2000 to December 2015. Mr. Wills served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Item 11. Executive Compensation.

Fiscal 2022 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2022 and fiscal 2021. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	STOCK AWARDS (1) ($)	OPTION AWARDS (1) ($)	NONEQUITY INCENTIVE PLAN COMPENSATION (2) ($)		ALL OTHER COMPENSATION (3) ($)	TOTAL ($)

Carl Spana, Ph.D., Chief Executive Officer and President	2022	640,000	149,942	269,098	288,000	(4)	15,250	1,362,290
	2021	620,000	542,538	193,766	290,000		14,500	1,660,804

Stephen T. Wills, MST, CPA, Chief Financial Officer, Chief Operating Officer and Executive Vice President	2022	590,000	131,356	233,050	265,500	(4)	15,074	1,234,980
	2021	570,000	466,064	167,482	267,000		14,933	1,485,479

(1)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. The aggregate grant date fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2022, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $17,992 for performance-based restricted stock units and $36,475 for performance-based stock options; and for Mr. Wills, $16,806 for performance-based restricted stock units and $31,528 for performance-based stock options. The aggregate grant date fair value of the performance-based restricted stock units granted in fiscal 2021, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $155,063; and for Mr. Wills, $131,114. For a description of the assumptions we used to calculate these amounts, see Note 15 to the consolidated financial statements included in this Annual Report.

(2)	Annual incentive amounts.

(3)	Consists of matching contributions to 401(k) plan.

(4)	Bonus amount for fiscal year 2022 paid after fiscal year end but accrued as of June 30, 2022.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. Effective July 1, 2022, the compensation committee approved increases in base salaries to $700,000 for Dr. Spana and $650,000 for Mr. Wills.

Annual Incentive Program

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary.

The fiscal 2022 annual incentive bonus for the named executive officers was determined based on corporate performance and individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. The corporate objectives are established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

The following table briefly describes each category of corporate objectives, the relative weighting of each objective, and the related achievement level for fiscal 2022:

CORPORATE OBJECTIVES RELATED TO:	WEIGHT	ACHIEVEMENT LEVEL	DISCRETIONARY ADJUSTMENTS	TOTAL WEIGHTED ACHIEVEMENT
Vyleesi (bremelanotide) FSD Program	20.0%	75.0%	0.0%	15.0%
Anti-Inflammatory Programs	20.0%	75.0%	0.0%	15.0%
Ocular Programs	35.0%	71.5%	0.0%	25.0%
Other Corporate	25.0%	80.0%	0.0%	20.0%
Total Payout				75.0%

For fiscal 2022, the compensation committee determined that our named executive officers achieved 75.0% of their target objectives. As a result, each named executive officer received a payout under the 2022 annual incentive program equal to 75.0% of his target annual incentive opportunity, or $288,000 for Dr. Spana and $265,500 for Mr. Wills (subject to rounding conventions).

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

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For both fiscal 2022 and fiscal 2021, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills, however for fiscal 2022, to conserve the number of available shares under the plan, the target long-term incentive opportunity for each named executive officer was reduced to 33% of target, or 83% of base salary for Dr. Spana and 78% of base salary for Mr. Wills.

On June 22, 2022, as part of our fiscal 2023 long-term incentive program, we granted 18,200 time-based restricted stock units and 18,200 performance-based restricted stock units to Dr. Spana, and 15,800 time-based restricted stock units and 15,800 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions.

On June 22, 2022, we granted 27,080 time-based stock options to Dr. Spana and 23,500 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 22, 2022, we granted 27,080 performance-based stock options to Dr. Spana and 23,500 performance-based stock options to Mr. Wills which vest based on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The options have an exercise price of $7.25, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 22, 2032.

On June 22, 2021, as part of our fiscal 2022 long-term incentive program, we granted 28,180 time-based restricted stock units and 18,894 performance-based restricted stock units to Dr. Spana, and 24,360 time-based restricted stock units and 15,686 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest as to 18,000 restricted stock units, comprising 10,000 to Dr. Spana and 8,000 to Mr. Wills, on performance criteria only if within two years of the date of grant for a twenty consecutive trading day period the price of common stock on the NYSE American for Palatin Technologies, Inc. closes at $50.00 per share or greater (a market condition), and as to 16,580 restricted stock units on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. Additionally on June 22, 2021, we granted 46,000 performance-based stock options and 9,286 performance-based restricted stock units to Dr. Spana and 39,760 performance-based stock options and 8,674 performance-based restricted stock units to Mr. Wills, which were not exercisable or payable unless stockholders approved an increase in our authorized shares and shares reserved under our 2011 Stock Incentive Plan, and which vest based on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The contingencies underlying these stock options and restricted stock units was deemed satisfied on June 24, 2022, the date our stockholders approved the adoption of an Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and an Amendment to the Company’s 2011 Stock Incentive Plan to increase the number of shares available for equity awards.

On June 22, 2021, we granted 23,000 time-based stock options to Dr. Spana and 19,880 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 22, 2021, we granted 23,000 time-based stock options to Dr. Spana and 19,880 time-based stock options to Mr. Wills, which were not exercisable unless stockholders approved an increase in our authorized shares and shares reserved under our 2011 Stock Incentive Plan, and which vest as to 25% of the number of shares granted on each anniversary of the date of grant. The options have an exercise price of $13.75, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 22, 2031. The contingencies underlying these stock options was deemed satisfied on June 24, 2022, the date our stockholders approved the adoption of an Amendment to the Company’s Certificate of Incorporation to effect a reverse stock split of the Company’s common stock and an Amendment to the Company’s 2011 Stock Incentive Plan to increase the number of shares available for equity awards.

Employment Agreements

Effective July 1, 2022, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2025 unless terminated earlier. Under these agreements Dr. Spana is serving as Chief Executive Officer and President at an initial base salary of $700,000 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at an initial base salary of $650,000 per year. Each agreement also provides for:

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

Other Compensation Practices and Policies

At our last annual meeting of stockholders on June 24, 2022, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 60% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

•

Retain an Independent Compensation Advisor. The compensation committee engaged Aon Consulting, Inc. through its Aon Rewards Solutions division (“Aon Rewards”), a nationally recognized global human resources consulting firm, as its independent compensation advisor in May 2022. Aon Rewards principally provided analysis, advice, and recommendations on named executive officers and non-employee director compensation. Our compensation peer group for named executive officer awards made in June 2022 was designed to reflect the industry and sector in which Palatin competes, as well as companies comparable to Palatin in terms of company life cycle, phase of development of potential products, market capitalization and talent market, and consists of:

AcelRx Pharmaceuticals, Inc. Aldeyra Therapeutics, Inc. Ardelyx, Inc. Clearside Biomedical, Inc. CymaBay Therapeutics, Inc. Geron Corporation Kala Pharmaceuticals, Inc. Kezar Life Sciences, Inc.	La Jolla Pharmaceutical Company MEI Pharma, Inc. MeiraGTx Holdings plc Oyster Point Pharma, Inc. Paratek Pharmaceuticals, Inc. RAPT Therapeutics, Inc. Savara Inc. Verastem, Inc.

76

•

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

•

Use a Pay-for-Performance Philosophy. The compensation committee employs a mixture of compensation elements designed to balance short-term goals with longer-term performance. Our executive compensation program includes these principal elements:

○	Base salary, which targets the comparable position median salary for our peer group;

○	An annual incentive compensation opportunity, with a target bonus payout of no less than 60% of base salary, depending on performance; and,

○

A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2022, approximately 50% of all long-term incentive awards were allocated to performance-based stock options and performance-based restricted share units.

•

Maintain a Stock Ownership Policy. We adopted a stock ownership policy effective April 1, 2019, that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2022, the most recent “Determination Date” under the stock ownership policy, all current named executive officers and board members meet the target ownership levels of shares with a value equal to at least five times the annual base salary of named executive officers and at least two times the annual retainer for board members. Our stock ownership policy is on our website at www.palatin.com/investors/corporate-governance/. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

•

Maintain a Clawback Policy. We have adopted a clawback policy allowing Palatin to recover related compensation should the board determine that compensation paid to named executive officers resulted from material noncompliance with financial reporting requirements under federal securities law. Our clawback policy is on our website at www.palatin.com/investors/corporate-governance/.

•	Maintain an Independent Compensation Committee. The compensation committee consists entirely of independent directors.

•

Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, utilizing an independent compensation advisor. This review, including a peer group review, is intended to ensure that our compensation programs appropriately reward corporate growth without encouraging excessive or inappropriate risk-taking.

•

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

•

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

77

•

No Stock Option Re-pricing. Our 2011 Stock Incentive Plan does not permit options to purchase shares of our common stock to be repriced to a lower exercise or strike price without the approval of our stockholders.

•

No Dividends or Dividend Equivalents Payable on Unvested or Undelivered Equity Awards. Under our restricted share unit agreements, we do not pay dividends or dividend equivalents on unvested restricted stock unit awards or vested restricted stock unit awards subject to delayed delivery.

•

No Executive Retirement Plans. We do not offer pension arrangements or retirement plans or arrangements to our executive officers that are different from or in addition to those offered to our other employees.

•

No Special Welfare or Health Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees.

Outstanding Equity Awards at 2022 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2022, the end of our fiscal year. All share numbers are calculated giving effect to the Reverse Stock Split.

		OPTION AWARDS (1)					STOCK AWARDS (2)
NAME	OPTION OR STOCK AWARD GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARD: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (3)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNIT OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(3)
Carl Spana	07/17/12	6,000	-	-	18.00	07/17/22
	06/27/13	11,000	-	-	15.50	06/27/23
	06/25/14	7,000	-	-	25.50	06/25/24
	06/11/15	12,000	-	-	27.00	06/11/25
	09/07/16	17,280	-	-	16.88	09/07/26
	06/20/17	37,520	-	-	9.25	06/20/27
	12/12/17	25,000	-	-	21.25	12/12/27
	12/12/17	20,000	-	-	21.25	12/12/27
	06/26/18	21,320	-	-	25.00	06/26/28
	06/24/19	22,320	7,440	-	33.50	06/24/29
	06/16/20	21,430	21,430	-	14.50	06/16/30
	06/16/20	18,162	-	24,698	14.50	06/16/30
	06/22/21	11,500	34,500	-	13.75	06/22/31
	06/22/21	8,625	-	37,375	13.75	06/22/31
	06/22/22	-	27,080	-	7.25	06/22/32
	06/22/22	-	-	27,080	7.25	06/22/32

		OPTION AWARDS (1)					STOCK AWARDS (2)
NAME	OPTION OR STOCK AWARD GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARD: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (3)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNIT OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(3)
	06/24/19						2,360	16,544	3,099	21,724
	06/16/20						12,930	90,639	14,902	104,463
	06/22/21						21,135	148,156	24,772	173,652
	06/22/22						18,200	127,582	18,200	127,582
	Total Stock Awards						54,625	382,921	60,973	427,421

Stephen T. Wills	07/17/12	5,400	-	-	18.00	07/17/22
	06/27/13	10,000	-	-	15.50	06/27/23
	06/25/14	6,000	-	-	25.50	06/25/24
	06/11/15	10,800	-	-	27.00	06/11/25
	09/07/16	15,840	-	-	16.88	09/07/26
	06/20/17	34,360	-	-	9.25	06/20/27
	12/12/17	23,000	-	-	21.25	12/12/27
	12/12/17	14,900	-	-	21.25	12/12/27
	06/26/18	18,160	-	-	25.00	06/26/18
	06/24/19	19,140	6,380	-	33.50	06/24/29
	06/16/20	18,460	18,460	-	14.50	06/16/30
	06/16/20	15,645	-	21,275	14.50	06/16/30
	06/22/21	9,940	29,820	-	13.75	06/22/31
	06/22/21	7,455	-	32,305	13.75	06/22/31
	06/22/22	-	23,500	-	7.25	06/22/32
	06/22/22	-	-	23,500	7.25	06/22/32
	06/24/19						2,020	14,160	2,652	18,591
	06/16/20						11,140	78,091	12,838	89,994
	06/22/21						18,270	128,073	21,293	149,264
	06/22/22						15,800	110,758	15,800	110,758
	Total Stock Awards						47,230	331,082	52,583	368,607

_______________________

(1)

Stock option vesting schedules: all options granted on or before June 26, 2018 have fully vested. Options granted after June 26, 2018 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 16, 2020, June 22, 2021 and June 22, 2022, which vest according to the terms of the grants described above.

79

(2)

Time-based stock award vesting schedule: restricted stock units granted on June 24, 2019 as to 9,440 shares for Dr. Spana and 8,080 shares for Mr. Wills; restricted stock units granted on June 16, 2020 as to 25,860 shares for Dr. Spana and 22,280 shares for Mr. Wills; restricted stock units granted on June 22, 2021 as to 28,180 shares to Dr. Spana and 24,360 shares for Mr. Wills and restricted stock units granted on June 22, 2022 as to 18,200 shares for Dr. Spana and 15,800 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $7.01, the closing market price of our common stock on June 30, 2022, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2022, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	57,750	57,640	212,890
Robert K. deVeer, Jr.	70,000	42,350	42,650	155,000
J. Stanley Hull	60,000	42,350	42,650	145,000
Alan W. Dunton, M.D.	70,000	42,350	42,650	155,000
Arlene Morris	55,000	42,350	42,650	140,000
Anthony Manning, Ph.D.	55,000	42,350	42,650	140,000

_______________________

(1)	The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2022, giving effect to the Reverse Stock Split, for each director was:

	Option awards	Stock awards
Dr. Prendergast	41,580	10,360
Mr. deVeer	25,980	6,120
Mr. Hull	25,980	6,120
Dr. Dunton	25,980	5,720
Ms. Morris	24,180	4,920
Dr. Manning	21,280	3,520

(2)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 15 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 22, 2022 for our current fiscal year ending June 30, 2023.

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

On June 22, 2022, the Chairman of the board received 3,960 restricted stock units which vest on June 22, 2023 and an option to purchase 6,920 shares of common stock, and each other serving non-employee director received 2,920 restricted stock units which vest on June 22, 2023 and an option to purchase 5,120 shares of common stock. All of the options have an exercise price of $7.25 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2021, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 22, 2021, the Chairman of the board received 4,200 restricted stock units which vested on June 22, 2022 and an option to purchase 6,920 shares of common stock, and each other serving non-employee director received 3,080 restricted stock units which vested on June 22, 2022 and an option to purchase 5,120 shares of common stock. All of the options have an exercise price of $13.75 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2021, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board and for fiscal 2022 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2023, Dr. Prendergast serves as Chairman of the board and will received an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $20,000, the chairperson of the compensation committee will receive an additional annual retainer of $20,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2022, giving effect to the Reverse Stock Split:

Equity Compensation Plan Information as of June 30, 2022
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,813,111	(1)	$15.98	(2)	211,821
Equity compensation plans not approved by security holders	-		-		-
Total	1,813,111				211,821

(1)	Includes 1,163,962 options and 649,149 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)

The amount in column (a) for equity compensation plans approved by security holders includes 629,549 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 22, 2026, subject to the fulfillment of service, market conditions, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 20, 2022, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 20, 2022. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately 1 vote per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 20, 2022, on which date 9,290,504 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 2,629 shares of common stock, were outstanding. Series B Preferred Stock and Series C Preferred Stock have no voting rights, other than for the Reverse Stock Split, which vote was June 24, 2022, unless such preferred stock is converted to common stock. As of September 20, 2022, there were 8,100,000 shares of Series B Preferred Stock outstanding, convertible into 1,200,000 shares of common stock, and 900,000 shares of Series C Preferred Stock outstanding, convertible into 133,333 shares of common stock.

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

MANAGEMENT:

CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS	PERCENT OF TOTAL VOTING POWER

Common	Carl Spana, Ph.D.	429,433	(1)	4.4%	*

Common	Stephen T. Wills	381,451	(2)	4.0%	*

Common	John K.A. Prendergast, Ph.D.	66,416	(3)	*	*

Common	Robert K. deVeer, Jr.	41,411	(4)	*	*

Common	J. Stanley Hull	39,918	(5)	*	*

Common	Alan W. Dunton, M.D.	40,340	(6)	*	*

Common	Arlene M. Morris	37,426	(7)	*	*

Common	Anthony M. Manning, Ph.D.	29,026	(8)	*	*

	All current directors and executive officers as a group (eight persons)	1,065,421	(9)	10.5%	2.0%

84

_______________

*Less than one percent.

(1)

Includes 233,157 shares of common stock underlying outstanding options and 148,052 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)

Includes 203,700 shares of common stock underlying outstanding options and 130,282 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)

Includes 36,066 shares of common stock underlying outstanding options and 6,400 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)

Includes 22,566 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)

Includes 22,566 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)

Includes 22,566 shares of common stock underlying outstanding options and 2,800shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)

Consists of 20,766 shares of common stock underlying outstanding options and 2,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

85

(8)

Consists of 17,866 shares of common stock underlying outstanding options and 600 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)	Includes 875,787 shares of common stock underlying outstanding options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS	PERCENT OF TOTAL VOTING POWER

Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*

Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*

Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*

Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*

Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*

Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*

Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*

Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*

Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*

CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS	PERCENT OF TOTAL VOTING POWER

Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*

Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*

Series B Preferred	Pontifax Medison Finance (Israel) L.P. 14 Shenkar Street Herzelia, Israel	5,664,330	69.9%	(2)

Series B Preferred	Pontifax Medison Finance (Cayman) L.P. 14 Shenkar Street Herzelia, Israel	2,435,670	30.1%	(2)

Series C Preferred	Pontifax Medison Finance (Israel) L.P. 14 Shenkar Street Herzelia, Israel	629,400	69.9%	(2)

Series C Preferred	Pontifax Medison Finance (Cayman) L.P. 14 Shenkar Street Herzelia, Israel	270,600	30.1%	(2)

_______________

*Less than one percent.

(1)

Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed.

(2)

Series B and C Preferred Stock has no right to vote at any future meeting of stockholders unless converted to common stock. Series B and C Preferred Stock exercised its right to vote in favor of the Reverse Stock Split at the annual meeting of stockholders held on June 24, 2022, but under the certificates of designation this was the only material item on which the Series B and C Preferred Stock had the right to vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all the directors except for Dr. Spana (our Chief Executive Officer and President) are independent directors, as defined in the listing standards of the NYSE American.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the audit committee review and approve related party transactions. Since July 1, 2021, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID, 185, served as our independent registered public accounting firm for fiscal 2022 and fiscal 2021.

Audit Fees. For fiscal 2022, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $433,000 For fiscal 2021, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q were $398,000.

Audit-Related Fees. For fiscal 2022 and fiscal 2021, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2022, KPMG billed us $22,000 for professional services rendered for tax compliance services. For fiscal 2021, KPMG billed us $18,600 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2022 and fiscal 2021.

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

— Report of Independent Registered Public Accounting Firm

— Consolidated Balance Sheets

— Consolidated Statements of Operations

— Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

2.	Financial statement schedules: None.

3.	List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
1.1	Equity Distribution Agreement, dated April 20, 2018, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	April 20, 2018	001-15543
1.2	Equity Distribution Agreement, dated June 21, 2019, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC		8-K	June 21, 2019	001-15543
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.3	Certificate of Designation of Series B Convertible Redeemable Preferred Stock.		10-Q	May 16, 2022	001-15543
3.4	Certificate of Designation of Series C Convertible Redeemable Preferred Stock.		10-Q	May 16, 2022	001-15543
3.5	Certificate of Elimination with respect to Series A Preferred Stock and Series B Preferred Stock.		10-Q	May 16, 2022	001-15543
3.6	Certificate of Decrease of Series A Convertible Preferred Stock		10-Q	May 16, 2022	001-15543
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
4.1	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.2	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.3	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.4	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.5	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.6	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.7	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.8	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.9	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.10	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.11	Form of warrant issued to PSL Business Development Consulting and SARL Avisius in connection with a contract for financial advisory services.		10-Q	February 10, 2017	001-15543
4.12	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.4†	Form of Option Certificate (Non-Qualified Option) Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2005	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended and restated.		8-K	June 29, 2020	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.		S-3	August 17, 2018	333-226905
10.22

Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.

			8-K	July 7, 2015	001-15543
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2022, between Carl Spana and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.28†	Employment Agreement, effective as of July 1, 2022, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543
10.32	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.33†††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.34	Form of Securities Purchase Agreement, dated May 11, 2022, by and among Palatin Technologies, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P.		10-Q	May 16, 2022	001-15543
10.35	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
10.36	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).	X

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

Date: September 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 22, 2022
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 22, 2022
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 22, 2022
John K. A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 22, 2022
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 22, 2022
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 22, 2022
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 22, 2022
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 22, 2022
Anthony M. Manning

