Form 10-Q
period 2022-09-30
PALATIN TECHNOLOGIES INC
filed 2022-11-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495‑2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PTN	NYSE American

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 11, 2022): 10,353,926

PALATIN TECHNOLOGIES, INC. Table of Contents

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of September 30, 2022 and June 30, 2022	5
Consolidated Statements of Operations for the Three Months Ended September 30, 2022 and 2021	6
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three Months Ended September 30, 2022 and 2021	7
Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2022 and 2021	8
Notes to Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	28

Signatures	29

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

o	Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

•	our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;

•	the results of clinical trials with our late stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which entered Phase 3 clinical trials in the fourth quarter of calendar year 2021, and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic and economic disruptions;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates, including delays and additional costs related to the ongoing COVID-19 pandemic;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,191,875	$29,939,154
Accounts receivable	2,022,750	1,780,020
Inventories	857,975	944,471
Prepaid expenses and other current assets	2,104,855	1,932,454
Total current assets	26,177,455	34,596,099

Property and equipment, net	620,917	539,314
Right-of-use assets - operating leases	786,731	878,465
Other assets	56,916	56,916
Total assets	$27,642,019	$36,070,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,774,399	$3,157,617
Accrued expenses	6,116,841	6,875,216
Short-term operating lease liabilities	343,749	371,124
Short-term finance lease liabilities	102,264	100,921
Other current liabilities	5,523,748	5,754,986
Total current liabilities	15,861,001	16,259,864

Long-term operating lease liabilities	465,091	529,398
Long-term finance lease liabilities	126,333	152,407
Other long-term liabilities	2,740,250	2,861,250
Total liabilities	19,192,675	19,802,919

Commitments and contingencies (Note 12)

Series B and Series C Redeemable Convertible Preferred Stock of $0.01 par value: authorized, issued, and outstanding 9,000,000 shares as of September 30, 2022 and June 30, 2022, with a liquidation preference of $15,000,000	15,000,000	15,000,000
Escrowed proceeds	(15,000,000)	(15,000,000)

Stockholders’ equity:

Preferred stock of $0.01 par value – authorized 10,000,000 shares (including amounts authorized for Series B and Series C Redeemable Convertible Preferred Stock) : shares issued and outstanding designated as follows:

Series A Convertible: authorized 4,030 as of September 30, 2022: issued and outstanding 4,030 shares as of September 30, 2022 and June 30, 2022	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 9,290,504 shares as of September 30, 2022 and 9,270,947 shares as of June 30, 2022 (Note 1)	92,905	92,709
Additional paid-in capital	404,605,503	404,168,822
Accumulated deficit	(396,249,104)	(387,993,696)
Total stockholders’ equity	8,449,344	16,267,875
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$27,642,019	$36,070,794

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2022	2021

REVENUES
Product revenue, net	$869,654	$159,482

OPERATING EXPENSES
Cost of products sold	86,496	53,933
Research and development	6,027,031	3,484,764
Selling, general and administrative	3,508,798	3,836,542
Total operating expenses	9,622,325	7,375,239

Loss from operations	(8,752,671)	(7,215,757)

OTHER INCOME (EXPENSE)
Investment income	88,489	1,410
Foreign currency gain	418,376	107,359
Interest expense	(9,602)	(5,631)
Total other income (expense), net	497,263	103,138
NET LOSS	$(8,255,408)	$(7,112,619)

Basic and diluted net loss per common share	$(0.86)	$(0.75)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share (Note 1)	9,634,684	9,529,322

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Stock-based compensation	-	-	-	-	-	-	-	19,600	196	436,681	-	436,877
Reverse stock split fractional shares	-	-	-	-	-	-		(43)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(8,255,408)	(8,255,408)
Balance September 30, 2022	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	4,030	40	9,290,504	92,905	404,605,503	(396,249,104)	8,449,344

Three Months Ended September 30, 2021
	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	-	-	-	-	-	4,030	$40	9,201,987	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	-	-	-	-	-	64,966	16,242	616,485	-	632,727
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(14,887)	(3,722)	(198,631)	-	(202,353)
Net loss	-	-	-	-	-	-	-	-	-	-	(7,112,619)	(7,112,619)
Balance, September 30, 2021	-	-	-	-	-	4,030	40	9,252,066	2,313,017	399,564,086	(358,908,016)	42,969,127

The accompanying notes are an integral part of these consolidated financial statement

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,255,408)	$(7,112,619)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	59,625	12,559
Decrease in right-of-use asset	91,734	91,481
Unrealized foreign currency transaction (gain) loss	(418,376)	(107,359)
Stock-based compensation	436,877	632,727
Changes in operating assets and liabilities:
Accounts receivable	(242,730)	666,428
Prepaid expenses and other assets	(172,401)	112,882
Inventories	86,496	53,933
Accounts payable	682,920	122,167
Accrued expenses	(758,375)	(806,214)
Operating lease liabilities	(91,682)	(89,608)
Net cash used in operating activities	(8,581,320)	(6,423,623)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(141,228)	(57,764)
Net cash used in investing activities	(141,228)	(57,764)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	-	(202,353)
Payment of finance lease obligations	(24,731)	-
Net cash used in financing activities	(24,731)	(202,353)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,747,279)	(6,683,740)

CASH AND CASH EQUIVALENTS, beginning of period	29,939,154	60,104,919

CASH AND CASH EQUIVALENTS, end of period	$21,191,875	$53,421,179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,602	$5,631

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

Reverse Stock Split - On August 30, 2022, a reverse stock split of 1-for-25 of issued and outstanding common stock was made effective by the Company. Retroactive effect for the reverse stock split was made to the Company’s outstanding common stock, stock options, common stock warrants, and preferred stock conversion features, including all share and per-share data, for all periods presented in the consolidated financial statements.

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2022 of $396,249,104 and a net loss for the three months ended September 30, 2022 of $8,255,408. The Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs, and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2022, the Company’s cash and cash equivalents were $21,191,875 and current liabilities were $15,861,001. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, which requires management to assess the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued.  While the Company has raised funding in the past, the ability to raise funding in future periods is not considered probable, as defined under the accounting standards. As such, under the requirements of ASC 205-40, management may not consider the potential for future funding in their assessment of the Company’s ability to meet its obligations for the next year.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Based on the Company’s September 30, 2022 cash and cash equivalents and $9.1 million raised in November 2022 (see note 14), management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that its September 30, 2022 cash and cash equivalents and $9.1 million raised in November 2022 (see note 14) as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of calendar year 2023.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three  months ended September 30, 2022 may not necessarily be indicative of the results of operations expected for the full fiscal year.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2022 and 2021 and for the fiscal years then ended.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $21,057,025 and $29,740,565 in a money market account on September 30, 2022 and June 30, 2022, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,690,259 and $2,630,634 as of September 30, 2022 and June 30, 2022, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Company records product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Product sales are also subject to return rights, which have not been significant to date.

Gross product sales offset by product sales allowances for the three months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,
	2022	2021

Gross product sales	$2,292,450	$1,429,410
Provision for product sales allowances and accruals	(1,422,796)	(1,269,928)
Net sales	$869,654	$159,482

For licenses of intellectual property, the Company assesses at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. The Company determines if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the nonrefundable, upfront license fees will be recognized over time, the Company will assess the appropriate method of measuring proportional performance.

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

For the three  months ended September 30, 2022 and 2021, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three  months ended September 30, 2022 and 2021 was 2,829,183 and 1,317,262 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 344,180 and 269,365 vested restricted stock units that had not been issued as of September 30, 2022 and 2021, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(4) New and recently Adopted Accounting Pronouncements

In May 2021, the FASB issued Accounting Standards Update (“ASU”) No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. The FASB issued this update to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU No. 2021-04 are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The guidance was applicable to the Company beginning July 1, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Under the Termination Agreement, AMAG provided certain transitional services to the Company for a period to ensure continued patient access to Vyleesi during the transition back to the Company. The Company reimbursed AMAG for the agreed upon costs of the transition services.

(6) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

Pursuant to the Termination Agreement, the Company assumed Vyleesi manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device (the “Catalent Agreement”); Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”); and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

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

The term of the Lonza Agreement is through December 31, 2022, and the Company remains in discussions with Lonza on extending contract peptide manufacturing services. The Company is also actively evaluating potential new contract manufacturers but establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. There are specified minimum purchase requirements under the Lonza Agreement through the current term (see Note 12).

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

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	June 30,
	2022	2022
Clinical / regulatory costs	$446,189	$310,573
Insurance premiums	121,000	132,413
Vyleesi contractual advances	815,750	815,750
Other	721,916	673,718
	$2,104,855	$1,932,454

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2022:
Money market account	$21,057,025	$21,057,025	$-	$-
June 30, 2022:
Money market account	$29,740,565	$29,740,565	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2022	2022
Clinical / regulatory costs	$4,810,130	$3,944,798
Other research related expenses	255,754	35,172
Professional services	129,009	351,257
Personnel costs	-	1,545,896
Selling expenses	692,968	840,703
Other	228,980	157,390
	$6,116,841	$6,875,216

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement as of September 30, 2022:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$9,125,648	$5,915,748	$2,270,600	$939,300

As of September 30, 2022, the Company has $5,523,748 and $2,740,250 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2022, $5,754,986 and $2,861,250 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

The commitment contractual obligation amounts above are denominated in Swiss Francs and Euros and have been translated using period end exchange rates. The Company may experience a negative impact on future earnings and equity solely as a result of future foreign currency exchange rate fluctuations.

Contingencies - The Company accounts for litigation losses in accordance with ASC 450-20, Loss Contingencies. In addition, the Company is subject to other contingencies, such as product liability, arising in the ordinary course of business. Loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

The Company is involved, from time to time, in various claims and legal proceedings arising in the ordinary course of its business. The Company is not currently a party to any such claims or proceedings that, if decided adversely to it, would either individually or in the aggregate have a material adverse effect on its business, financial condition, or results of operations.

(13) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ EQUITY

Series B and C Redeemable Convertible Preferred Stock – On May 11, 2022, Palatin entered into a securities purchase agreement with institutional investors, and on May 12, 2022, Palatin issued and sold 8,100,000 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and 900,000 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). Each share of Series B Preferred Stock and Series C Preferred Stock had a purchase price of $1.67.  The investors in the Series B Preferred Stock and Series C Preferred Stock also received warrants to purchase up to 66,666 shares of common stock at an exercise price of $12.50 per share, which expire 48 months following issuance. Total gross proceeds from the offering, before expenses, was $15,000,000 which was deposited in and is being held in an escrow account as of September 30, 2022, pending the investors’ election to redeem the shares for cash or in notes, or convert the shares to common stock as discussed below. The escrowed proceeds have been presented as a deduction to the Series B Preferred Stock and Series C Preferred Stock on the Company’s consolidated balance sheets at September 30, 2022.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Series B Preferred Stock and Series C Preferred Stock are convertible, at the option of the holder from the date of the Company’s reverse stock split on August 30, 2022 for a mutually agreed period, which has been extended by the parties through November 30, 2022, into 1,333,333 shares of common stock, computed by dividing the aggregate stated value of the preferred stock of $15,000,000 by the conversion price of $11.25. Alternatively, during the period from the date of stockholder approval of the Company’s reverse stock split (see below) for a mutually agreed period, which has been extended through November 30, 2022, the holders of Series B Preferred Stock and Series C Preferred Stock can elect to redeem for cash in an amount equal to the stated value or convert to notes, having an aggregate principal amount equal to the stated value. The investors will also receive a fee of $750,000, which was paid into the escrow account by the Company. The Series B Preferred Stock and Series C Preferred Stock are presented outside of stockholders’ equity at their aggregate redemption value of $15,000,000 since their redemption is outside control of the Company. Given that the fee and other costs were not refundable to the Company as of June 30, 2022, regardless of the election selected by the investors, the fee, the fair value of the warrants ($234,443), and other costs of $150,995 were recorded as expenses within selling, general and administrative expenses during the year ended June 30, 2022.

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

Series A Convertible Preferred Stock – As of September 30, 2022, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A conversion price. As of September 30, 2022, the Series A conversion price was $152.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A conversion price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A conversion price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A conversion price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2022. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the three months ended September 30, 2022 and 2021.

Stock Purchase Warrants- As of September 30, 2022, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Termination
Descripton	Stock	Share	Date
May 2022 warrants	66,666	$12.50	May 11, 2026

Warrants for 33,333 shares of common stock are exercisable immediately and warrants for 33,333 shares of common stock will become exercisable when the holders of the Series B Preferred Stock and Series C Preferred Stock elect to redeem their shares for cash or convert to notes.

The outstanding warrants are entitled to dividends and participation in subsequent equity offerings as if they were exercised for common shares.

Stock Options – For the three  months ended September 30, 2022 and 2021, the Company recorded stock-based compensation related to stock options of $260,957 and $398,812, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2022	1,163,962	$15.98	7.1	$-

Granted	1,660	6.36
Forfeited	(4,768)	12.17
Exercised	-	-
Expired	(17,056)	18.00
Outstanding - September 30, 2022	1,143,798	15.95	6.9	$875

Exercisable at September 30, 2022	685,855	$18.34	5.7	$-

Expected to vest at September 30, 2022	457,943	$12.38	8.8	$875

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

Restricted Stock Units – For the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation related to restricted stock units of $175,920 and $233,915, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2022	649,149
Granted	-
Forfeited	(2,608)
Vested	(19,600)
Fractional shares	(6)
Outstanding at September 30, 2022	626,935

Included in outstanding restricted stock units in the table above are 344,180 vested shares that have not been issued as of September 30, 2022 due to a provision in the restricted stock unit agreements to delay delivery.

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

(14) SUBSEQUENT EVENTS

On October 31, 2022, the Company entered into a securities purchase agreement with a certain institutional investor to sell, in a registered direct offering (the “Offering”), an aggregate of (i) 1,020,000 shares of the Company’s common stock, (ii) prefunded warrants (the “Pre-Funded Warrants”) to purchase up to 798,182 shares of the Company’s common stock, and (iii) common warrants (the “Common Warrants”) to purchase up to 1,818,182 shares of the Company’s common stock. Each share of common stock was offered with one accompanying Common Warrant for a combined offering price of $5.50. Each Pre-Funded Warrant was offered with one accompanying Common Warrant for a combined offering price of $5.4999. The Offering was completed on November 2, 2022.

The Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance, and will expire five and one-half years from the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable upon issuance, and will expire when exercised in full. The Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the Common Warrants to or by the holder of such Common Warrants is not in effect, on a cashless basis. There is no established public trading market for the Pre-Funded Warrants or the Common Warrants and the Company does not intend to list the Pre-Funded Warrants or the Common Warrants on any national securities exchange or nationally recognized trading system.

The net proceeds from the Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were approximately $9.1 million.

A holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrants or the Common Warrants to the extent that the holder would own more than 9.99% (or, at the purchaser’s option upon closing of the Offering, 4.99%) of the number of shares of the Company’s outstanding common stock immediately after exercise. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to the Company and such increase or decrease will apply only to the holder providing such notice.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2022.

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Quarterly Report immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2022, as well as any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2022, have not changed during the three  months ended September 30, 2022. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Our commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). As disclosed in Note 5 to the Financial Statements, the AMAG License Agreement was terminated effective July 24, 2020, and we are now marketing Vyleesi in North America.

Our new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. We believe that the MC1r agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021:

Revenues – For the three months ended September 30, 2022 and 2021, we recognized $869,654 and $159,482 in product revenue, net of allowances, respectively. The increase in net revenue was a result of increased sales volume of 60% and reduced product sales allowances as a percentage of gross sales during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Cost of Products Sold – Cost of products sold was $86,496 and $53,933 for the three months ended September 30, 2022 and 2021, respectively.

Research and Development – Research and development expenses were $6,027,031 and $3,484,764 for the three  months ended September 30, 2022 and 2021. The increase for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $4,363,183 and $2,287,313 for the three months ended September 30, 2022 and 2021, respectively. The increase was primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,663,848 and $1,197,451 for the three months ended September 30, 2022 and 2021, respectively. The increase in general research and development spending for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to September 30, 2022 was approximately $311,900,000 on our Vyleesi program and approximately $194,400,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2022, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,508,798 and $3,836,542 for the three  months ended September 30, 2022 and 2021, respectively.  The decrease in selling, general and administrative expenses for the three months ended September 30, 2022 and 2021 was primarily attributable to $1,246,567 and $1,766,465, respectively of selling expenses related to Vyleesi, partially offset by an increase in compensation cost.

Other Income (Expense) – Total other income, net was $497,263 and $103,138 for the three months ended September 30, 2022 and 2021, respectively.  For the three months ended September 30, 2022, we recognized investment income of $88,489 and unrealized foreign currency gain of $418,376 offset by $9,602 of interest expense.  For the three months ended September 30, 2021, we recognized investment income of $1,410 and unrealized foreign currency gain of $107,359 offset by $5,631 of interest expense.  The increase in other income  (expense) for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was the result of increased investment income and unrealized foreign currency gains.

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

During the three months ended September 30, 2022, net cash used in operating activities was $8,581,320 compared to $6,423,623 for the three months ended September 30, 2021. The increase in cash used in operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily related to an increase in net loss as well as working capital changes and foreign currency gains.

During the three months ended September 30, 2022, net cash used in investing activities was $141,228 compared to $57,764 for the three months ended September 30, 2021.  The increase was related to purchases of equipment and leasehold improvements.

During the three months ended September 30, 2022, net cash used in financing activities was $24,731, which consisted of payment of finance lease obligations. During the three months ended September 30, 2021, net cash used in financing activities was $202,353, which consisted payment of withholding taxes related to restricted stock units.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of September 30, 2022, our cash and cash equivalents were $21,191,875, and our current liabilities were $15,861,001.

Our long-term obligations include aggregate lease obligations of $446,013 for the year ending September 30, 2023 and $591,424 for the years ending September 30, 2024 and 2025, and aggregate inventory purchase commitments of $5,915,748 for the year ending September 30, 2023, of which $5,523,748 is included in current liabilities as of September 30, 2022 and $3,209,900 for the years ending September 30, 2024 through September 30, 2026.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our available cash and cash equivalents including the $9.1 million raised in November 2022, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued.  We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses.  A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of calendar year 2023.

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

.

Off-Balance Sheet Arrangements

None

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2022.

There are risks associated with the Reverse Stock Split.

A certificate of amendment of Palatin’s certificate of incorporation for a 1-for-25 reverse split of Palatin’s issued and outstanding common stock was effective as of 5:00 p.m. Eastern Time on August 30, 2022 (the “Reverse Stock Split”). There are risks associated with the Reverse Stock Split and there is no assurance that:

•	the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split or if it does rise that it will sustain the increase in the share price;

•	the Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

•	the Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees and other service providers and maintain the minimum stock price required for continued listing on the NYSE American; and

•	the liquidity of our common stock will increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
4.2	Form of Common Warrant		8-K	November 2, 2022	001-15543
4.3	Form of Placement Agent Warrant		8-K	November 2, 2022	001-15543
10.1	Form of Securities Purchase Agreement, dated October 31, 2022, between the Company and the Purchasers named therein.		8-K	November 2, 2022	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2022	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2022	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

