Form 10-Q
period 2022-12-31
PALATIN TECHNOLOGIES INC
filed 2023-02-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 13, 2023): 11,152,680

PALATIN TECHNOLOGIES, INC.

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	5
Consolidated Balance Sheets as of December 31, 2022 and June 30, 2022	5
Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2022 and 2021	6
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Six Months Ended December 31, 2022 and 2021	7
Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2022 and 2021	9
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	30

Signatures	31

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by global health epidemics, including the COVID-19 pandemic, such as, for example, increase in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic and economic disruptions, including a decrease in discretionary spending;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States, including successfully managing potential delays or impediments in the contract manufacturer chain;

•	our ability to meet postmarketing commitments of the U.S. Food and Drug Administration (“FDA”);

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesi for the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$21,182,839	$29,939,154
Accounts receivable	1,806,990	1,780,020
Other receivables	4,674,999	-
Inventories	759,268	944,471
Prepaid expenses and other current assets	2,127,230	1,932,454
Total current assets	30,551,326	34,596,099

Property and equipment, net	674,567	539,314
Right-of-use assets - operating leases	693,729	878,465
Other assets	56,916	56,916
Total assets	$31,976,538	$36,070,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820,304	$3,157,617
Accrued expenses	6,065,821	6,875,216
Short-term operating lease liabilities	335,732	371,124
Short-term finance lease liabilities	103,622	100,921
Other current liabilities	4,094,600	5,754,986
Total current liabilities	11,420,079	16,259,864

Long-term operating lease liabilities	380,161	529,398
Long-term finance lease liabilities	99,912	152,407
Other long-term liabilities	3,732,800	2,861,250
Total liabilities	15,632,952	19,802,919

Commitments and contingencies (Note 12)	-	-

Series B and Series C Redeemable Convertible Preferred Stock of $0.01 par value: authorized 9,000,000 shares, 9,000,000 shares issued and outstanding as of June 30, 2022, with a liquidation preference of $15,000,000	-	15,000,000
Escrowed proceeds	-	(15,000,000)

Stockholders’ equity:

Preferred stock of $0.01 par value – authorized 10,000,000 shares (including amounts authorized for Series B and Series C Redeemable Convertible Preferred Stock) : shares issued and outstanding designated as follows:

Series A Convertible: authorized 4,030 as of December 31, 2022: issued and outstanding 4,030 shares as of December 31, 2022 and June 30, 2022	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 10,354,498 shares as of December 31, 2022 and 9,270,947 shares as of June 30, 2022 (Note 1)	103,545	92,709
Additional paid-in capital	413,913,202	404,168,822
Accumulated deficit	(397,673,201)	(387,993,696)
Total stockholders’ equity	16,343,586	16,267,875
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$31,976,538	$36,070,794

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

REVENUES
Product revenue, net	$1,026,416	$72,140	$1,896,070	$231,622
License and contract	-	250,000	-	250,000
Total revenues	1,026,416	322,140	1,896,070	481,622

OPERATING EXPENSES
Cost of products sold	98,707	29,171	185,203	83,104
Research and development	4,367,538	5,426,397	10,394,569	8,911,161
Selling, general and administrative	3,174,344	3,317,760	6,683,142	7,154,302
Gain on purchase commitment	(1,027,322)	-	(1,027,322)	-
Total operating expenses	6,613,267	8,773,328	16,235,592	16,148,567

Loss from operations	(5,586,851)	(8,451,188)	(14,339,522)	(15,666,945)

OTHER INCOME (EXPENSE)
Investment income	186,473	1,563	274,962	2,973
Foreign currency loss	(693,231)	(234,078)	(274,855)	(126,719)
Interest expense	(5,487)	(2,773)	(15,089)	(8,404)
Total other income (expense), net	(512,245)	(235,288)	(14,982)	(132,150)

Loss before income taxes	(6,099,096)	(8,686,476)	(14,354,504)	(15,799,095)
Income tax benefit	4,674,999	-	4,674,999	-
NET LOSS	$(1,424,097)	$(8,686,476)	$(9,679,505)	$(15,799,095)

Basic and diluted net loss per common share	$(0.13)	$(0.91)	$(0.95)	$(1.66)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share (Note 1)	10,802,863	9,531,071	10,215,616	9,530,252

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity
(unaudited)

Three Months Ended December 31, 2022

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,290,504	$92,905	$404,605,503	$(396,249,104)	$8,449,344
Stock-based compensation	-	-	-	-	-	-	-	64,462	645	354,639	-	355,284
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	1,020,000	10,200	9,098,917	-	9,109,117
Net loss	-	-	-	-	-	-	-	-	-	-	(1,424,097)	(1,424,097)
Balance December 31, 2022	-	$-	-	$-	$-	4,030	$40	10,354,498	$103,545	$413,913,202	$(397,673,201)	$16,343,586

Six Months Ended December 31, 2022

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Stock-based compensation	-	-	-	-	-	-	-	84,062	841	791,320	-	792,161
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	1,020,000	10,200	9,098,917	-	9,109,117
Reverse stock split fractional shares	-	-	-	-	-	-	-	(43)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(9,679,505)	(9,679,505)
Balance, December 31, 2022	-	$-	-	$-	$-	4,030	$40	10,354,498	$103,545	$413,913,202	$(397,673,201)	$16,343,586

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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,679,505)	$(15,799,095)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	129,403	40,154
Decrease in right-of-use asset	184,736	179,572
Unrealized foreign currency transaction loss	274,855	126,719
Stock-based compensation	792,161	1,256,168
Gain on purchase commitment	(1,027,322)	-
Changes in operating assets and liabilities:
Accounts receivable	(26,970)	996,452
Other receivables	(4,674,999)	-
Prepaid expenses and other assets	(194,776)	679,986
Inventories	185,203	83,104
Accounts payable	(2,373,682)	(480,470)
Accrued expenses	(809,395)	380,822
Operating lease liabilities	(184,629)	(175,825)
Net cash used in operating activities	(17,404,920)	(12,712,413)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(264,656)	(146,862)
Net cash used in investing activities	(264,656)	(146,862)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(146,062)	(208,270)
Proceeds from the sale of common stock and warrants,
net of costs	9,109,117	-
Payment of finance lease obligations	(49,794)	(7,959)
Proceeds from exercise of warrants	-	280,000
Proceeds from exercise of stock options	-	16,132
Net cash provided by financing activities	8,913,261	79,903

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,756,315)	(12,779,372)

CASH AND CASH EQUIVALENTS, beginning of period	29,939,154	60,104,919

CASH AND CASH EQUIVALENTS, end of period	$21,182,839	$47,325,547

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,089	$8,404

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

Business Risks and Liquidity – Since inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2022 of $397,673,201 and a net loss for the three and six months ended December 31, 2022 of $1,424,097 and $9,679,505 respectively. The Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2022, the Company’s cash and cash equivalents were $21,182,839 and current liabilities were $11,420,079. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on the Company’s December 31, 2022 cash and cash equivalents and $4,674,999 of cash proceeds from the sale of net operating losses received in January 2023, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2022 may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $20,755,753 and $29,740,565 in a money market account on December 31, 2022 and June 30, 2022, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,760,037 and $2,630,634 as of December 31, 2022 and June 30, 2022, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Gross product sales offset by product sales allowances for the three and six months ended December 31, 2022 and 2021 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021

Gross product sales	$2,616,090	$773,140	$4,908,540	$2,202,550
Provision for product sales allowances and accruals	(1,589,674)	(701,000)	(3,012,470)	(1,970,928)
Net sales	$1,026,416	$72,140	$1,896,070	$231,622

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

For the three and six months ended December 31, 2022 and 2021, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2022 and 2021 was 3,429,015 and 1,113,144 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 and 284,940 vested restricted stock units that had not been issued as of December 31, 2022 and 2021, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for in connection with the Termination Agreement. As a result, the Company recorded a gain on the purchase commitment of $1,027,322 upon the reversal of the accrual. (see Note 12).

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

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2022	2022
Clinical / regulatory costs	$221,002	$310,573
Insurance premiums	169,555	132,413
Vyleesi contractual advances	815,750	815,750
Other	920,923	673,718
	$2,127,230	$1,932,454

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2022:
Money market account	$20,755,753	$20,755,753	$-	$-
June 30, 2022:
Money market account	$29,740,565	$29,740,565	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2022	2022
Clinical / regulatory costs	$4,358,269	$3,944,798
Other research related expenses	378,424	35,172
Professional services	87,836	351,257
Personnel costs	-	1,545,896
Selling expenses	1,118,170	840,703
Other	123,122	157,390
	$6,065,821	$6,875,216

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement as of December 31, 2022:

	Total	Current	1 - 3 Years
Inventory purchase commitments	$8,757,600	$5,024,800	$3,732,800

As of December 31, 2022, the Company has $4,094,600 and $3,732,800 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2022, $5,754,986 and $2,861,250 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(13) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

Series B and C Redeemable Convertible Preferred Stock – On May 11, 2022, Palatin entered into a securities purchase agreement with institutional investors, and on May 12, 2022, Palatin issued and sold 8,100,000 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and 900,000 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). Each share of Series B Preferred Stock and Series C Preferred Stock had a purchase price of $1.67. The investors in the Series B Preferred Stock and Series C Preferred Stock also received warrants to purchase up to 66,666 shares of common stock at an exercise price of $12.50 per share, which expire 48 months following issuance. Total gross proceeds from the offering, before expenses, was $15,000,000 which was deposited in an escrow account. The escrowed proceeds were presented as a deduction to the Series B Preferred Stock and Series C Preferred Stock on the Company’s consolidated balance sheet. In November 2022, the investors provided the Company with Notices of Redemption, electing to have the Series B and Series C Preferred Stock redeemed in cash. Accordingly, the Company and investors directed the escrow agent for the Escrow Account to release $15,750,000 to the investors, comprising the total gross proceeds from the offering of $15,000,000 and a fee of $750,000.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Given that the fee and other costs were not refundable to the Company as of June 30, 2022, regardless of the election selected by the investors, the $750,000 fee, the fair value of the warrants ($234,443), and other costs of $150,995 were recorded as expenses within selling, general and administrative expenses during the year ended June 30, 2022.

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

Series A Convertible Preferred Stock – As of December 31, 2022, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A conversion price. As of December 31, 2022, the Series A conversion price was $152.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A conversion price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A conversion price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A conversion price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2022. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On October 31, 2022, the Company entered into a securities purchase agreement with a certain institutional investor to sell, in a registered direct offering (the “Offering”), an aggregate of (i) 1,020,000 shares of the Company’s common stock, (ii) prefunded warrants (the “Pre-Funded Warrants”) to purchase up to 798,182 shares of the Company’s common stock, and (iii) common stock warrants (the “Common Warrants”) to purchase up to 1,818,182 shares of the Company’s common stock. Each share of common stock was offered with one accompanying Common Warrant with a combined offering price of $5.50. Each Pre-Funded Warrant was offered with one accompanying Common Warrant with a combined offering price of $5.4999. The Offering was completed on November 2, 2022.

The Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance, and will expire five and one-half years from the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable upon issuance, and will expire when exercised in full. The Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the Common Warrants to or by the holder of such Common Warrants is not in effect, on a cashless basis. Subsequent to December 31, 2022, the institutional investor exercised the outstanding Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock.

The proceeds from the Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were $9,109,117.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the three and six months ended December 31, 2022 and 2021.

Stock Purchase Warrants- As of December 31, 2022, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
November 2022 Pre-funded Warrants	798,182	$0.0001	*
November 2022 Common Warrants	1,818,182	$5.83	May 2, 2028
November 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
* Exercised January 2023

Stock Options – For the three and six months ended December 31, 2022, the Company recorded stock-based compensation related to stock options of $121,584 and $382,541, respectively. For the three and six months ended December 31, 2021, the Company recorded stock-based compensation related to stock options of $380,735 and $779,547, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2022	1,163,962	$15.98	7.1	$-

Granted	33,160	4.58
Forfeited	(272,973)	12.24
Exercised	-	-
Expired	(36,754)	18.29
Outstanding - December 31, 2022	887,395	13.05	7.5	$-

Exercisable at December 31, 2022	420,536	$15.02	6.3	$-

Expected to vest at December 31, 2022	466,859	$11.27	8.7	$-

On December 16, 2022, Carl Spana, President and CEO of the Company, and Stephen T. Wills, CFO, COO and Executive Vice President of the Company, voluntarily contributed stock options previously issued to them to purchase 143,360 and 124,220 shares, respectively, of the Company’s common stock to the 2011 Stock Incentive Plan. The stock options were forfeited and cancelled without payment of any consideration by the Company.

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

Notes to Consolidated Financial Statements

Restricted Stock Units – For the three and six months ended December 31, 2022, the Company recorded stock-based compensation related to restricted stock units of $233,700 and $409,620, respectively. For the three and six months ended December 31, 2021, the Company recorded stock-based compensation related to restricted stock units of $242,706 and $476,621, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2022	649,149
Granted	-
Forfeited	(2,608)
Vested	(84,062)
Fractional shares	(6)
Outstanding at December 31, 2022	562,473

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of December 31, 2022 due to a provision in the restricted stock unit agreements to delay delivery.

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

(14) INCOME TAXES

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused Net Operating Losses (“NOLs”) and unused research and development credits (“R&D credits”) to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Company received final approval in December 2022 for the sale of NOLs and R&D credits that resulted in the receipt of $4,674,999 in January 2023. As a result, the Company recorded an income tax benefit for the three and six months ended December 31, 2022 and a corresponding receivable as of December 31, 2022.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2022, have not changed during the three months ended December 31, 2022. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Results of Operations

Three and Six months ended December 31, 2022 Compared to the Three and Six months ended December 31, 2021:

Revenues – For the three and six months ended December 31, 2022, we recognized $1,026,416 and 1,896,070, in product revenue, net of allowances, respectively. For the three and six months ended December 31, 2021, we recognized $72,140 and $231,622 in product revenue, net of allowances, respectively. The increase in net revenue was a result of increased sales volume and reduced product sales allowances as a percentage of gross sales during the three and six months ended December 31, 2022, compared to the three and six months ended December 31, 2021.

Cost of Products Sold – Cost of products sold was $98,707 and $185,203 for the three and six months ended December 31, 2022, respectively, compared to $29,191 and $83,104 for the three and six months ended December 31,2021, respectively.

Research and Development – Research and development expenses were $4,367,538 and $10,394,569 for the three and six months ended December 31, 2022, respectively, compared to $5,426,397 and $8,911,161 for the three and six months ended December 31, 2021, respectively. The decrease in research and development expenses for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was a result of lower spending on our MCr programs. The increase in research and development expenses for the six months ended December 31, 2022, compared to the six months ended December 31, 2021, was a result of increased spending on our MCr programs, particularly in the three months ended September 30, 2022.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $2,895,268 and $7,258,451 for the three and six months ended December 31, 2022, respectively, compared to $4,109,961 and $6,397,274 for the three and six months ended December 31, 2021, respectively.

The amounts of project spending above exclude general research and development spending, which was $1,472,270 and $3,136,118 for the three and six months ended December 31, 2022, respectively compared to $1,316,436 and $2,513,887 for the three and six months ended December 31, 2021, respectively. The increase in general research and development spending for the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021 was primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to December 31, 2022 was approximately $311,900,000 on our Vyleesi program and approximately $198,800,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2022, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,174,344 and $6,683,142 for the three and six months ended December 31, 2022, respectively, compared to $3,317,760 and $7,154,302 for the three and six months ended December 31, 2021, respectively. The decrease in selling, general and administrative expenses for the three and six months ended December 31, 2022 was primarily attributable to a decrease in selling expenses relating to Vyleesi of $1,022,687 and $2,269,254 for the three and six months ended December 31, 2022, compared to $1,366,998 and $3,133,463 for the three and six months ended December 31, 2021.

Gain on Purchase Commitment - Gain on purchase commitments were $1,027,322 for the three and six months ended December 31, 2022 as a result of the Company amending the minimum purchase commitment that was previously reserved under the Lonza Agreement.

Other Income (Expense) – Total other expense, net was $512,245 and $14,982 for the three and six months ended December 31, 2022, respectively, compared to $235,288 and $132,150 for the three and six months ended December 31, 2021, respectively. For the three and six months ended December 31, 2022, the Company recognized $693,231 and $274,855, respectively of unrealized foreign currency exchange loss and $5,487 and $15,089, respectively, of interest expense offset by $186,473 and $274,962 of investment income . For the three and six months ended December 31, 2021, the Company recognized $234,078 and $126,719 of foreign currency exchange loss, respectively, and interest expense of $2,773 and $8,404, respectively, offset by $1,563 and $2,973 of investment income.

Income Tax Benefit – Income tax benefit for the three and six months ended December 31, 2022 was $4,674,999 as a result of the Company selling NOLs and R&D credits.

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

During six months ended December 31, 2022, net cash used in operating activities was $17,404,920 compared to $12,712,413 for the six months ended December 31, 2021. The increase in cash used in operations for the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was primarily related to working capital changes.

During the six months ended December 31, 2022, net cash used in investing activities was $264,656 compared to $146,862 for six months ended December 31, 2021. The increase was related to purchases of equipment and leasehold improvements.

During the six months ended December 31, 2022, net cash provided financing activities was $8,913,261, which consisted of proceeds from the sale of common stock and warrants, net of costs of $9,109,117, offset by $146,062 of payment of withholding taxes related to restricted stock units and $49,794 related to payment of finance lease obligations. During the six months ended December 31, 2021, net cash provided by financing activities was $79,903, which consisted of proceeds from the exercise of warrants of $280,000 and proceeds from the exercise of stock options of $16,132, offset by payment of withholding taxes related to restricted stock units of $208,270 and payment of finance lease obligations of $7,959.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2022, our cash and cash equivalents were $21,182,839, and our current liabilities were $11,420,079.

Our long-term obligations include aggregate lease obligations of $439,354 for the twelve-month period ending December 31, 2023 and $480,073 for the twelve-month periods ending December 31, 2024 and 2025, and aggregate inventory purchase commitments of $7,827,400 for the twelve-month period ending December 31, 2023, of which $4,094,600 is included in current liabilities as of December 31, 2022 and $3,723,800 for the twelve-month periods ending December 31, 2024 and 2025.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our December 31, 2022 cash and cash equivalents and $4,674,999 of cash proceeds from the sale of net operating losses received in January 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

A certificate of amendment of Palatin’s certificate of incorporation for a 1-for-25 reverse split of Palatin’s issued and outstanding common stock was effective as of 5:00 p.m. Eastern Time on August 30, 2022 (the “Reverse Stock Split”). There are risks associated with the Reverse Stock Split and there is no assurance that:

•	the market price per share of our common stock after the Reverse Stock Split will rise in proportion to the reduction in the number of shares of our common stock outstanding before the Reverse Stock Split or if it does rise that it will sustain the increase in the share price;

•	the Reverse Stock Split will result in a per share price that will attract brokers and investors who do not trade in lower priced stocks;

•	the Reverse Stock Split will result in a per share price that will increase our ability to attract and retain employees and other service providers and maintain the minimum stock price required for continued listing on the NYSE American; or

•	the liquidity of our common stock will increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 20,468 shares of common stock were withheld during the three months ended December 31, 2022 at the direction of the employees as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1, 2022 through October 31, 2022	-	$-	-	-
November 1, 2022 through November 30, 2022	20,468	7.14	-	-
December 1, 2021 through December 31, 2022	-	-	-	-
Total	20,468	$7.14	-	-

(1) Consists solely of 20,468 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Series B and C Preferred Stock

On May 11, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P. (collectively, “Pontifax”), pursuant to which we agreed to issue and sell, in a private placement (the “Offering”), 8,100,000 shares of our Series B Convertible Redeemable Preferred Stock, par value $0.01 per share (“Series B Convertible Preferred Stock”), and 900,000 shares of Series C Convertible Redeemable Preferred Stock, par value $0.01 per share (“Series C Convertible Preferred Stock” and together with Series B Convertible Preferred Stock, “Preferred Stock”), for an aggregate offering price of $15,000,000. On the same date, we filed Certificates of Designations (“the Certificates of Designations”) with the Secretary of State of the State of Delaware to establish the preferences, limitations and relative rights of the Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. The Certificates of Designations became effective upon filing. Pontifax elected, on November 23, 2022, to redeem the Preferred Stock for cash, and received $15,000,000 on November 25, 2022. On February 10, 2023, we filed a Certificate of Elimination with the Secretary of State of the State of Delaware, eliminating our Series B Convertible Preferred Stock and Series C Convertible Preferred Stock and returning them to authorized but undesignated shares of our preferred stock. None of the authorized shares of Series B Convertible Preferred Stock and Series C Convertible Preferred Stock were outstanding prior to the filing of the Certificate of Elimination.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.4	Certificate of Elimination with respect to Series B Convertible Preferred Stock and Series C Convertible Preferred Stock	X
4.1	Form of Pre-Funded Warrant		8-K	November 2, 2022	001-15543
4.2	Form of Common Warrant		8-K	November 2, 2022	001-15543
4.3	Form of Placement Agent Warrant		8-K	November 2, 2022	001-15543
10.1	Form of Securities Purchase Agreement, dated October 31, 2022, between the Company and the Purchasers named therein.		8-K	November 2, 2022	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 14, 2023	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 14, 2023	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

