Form 10-Q
period 2023-03-31
PALATIN TECHNOLOGIES INC
filed 2023-05-15
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 12, 2023): 11,523,486

PALATIN TECHNOLOGIES, INC.

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)	1
Consolidated Balance Sheets as of March 31, 2023 and June 30, 2022	1
Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2023 and 2022	2
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Three and Nine Months Ended March 31, 2023 and 2022	3
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2023 and 2022	5
Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	25

Signatures	26

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

•

our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States, which may be adversely affected by delays or disruptions related to the ongoing COVID-19 pandemic and geopolitical conflicts, and other economic and market conditions, including a decrease in discretionary spending;

•

our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States, including successfully managing potential delays or impediments in the contract manufacturer chain;

•	our ability to meet postmarketing commitments of the U.S. Food and Drug Administration;

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesifor the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction, including:

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

•

our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of the ongoing COVID-19 pandemic, geopolitical conflicts and other economic conditions such as inflation and changes in the interest rate environment;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

ii

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

iii

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,632,330	$29,939,154
Accounts receivable	1,699,110	1,780,020
Inventories	630,033	944,471
Prepaid expenses and other current assets	2,277,498	1,932,454
Total current assets	24,238,971	34,596,099

Property and equipment, net	713,567	539,314
Right-of-use assets - operating leases	599,442	878,465
Other assets	56,916	56,916
Total assets	$25,608,896	$36,070,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,786,313	$3,157,617
Accrued expenses	5,536,033	6,875,216
Short-term operating lease liabilities	301,169	371,124
Short-term finance lease liabilities	104,998	100,921
Other current liabilities	3,122,850	5,754,986
Total current liabilities	11,851,363	16,259,864

Long-term operating lease liabilities	320,490	529,398
Long-term finance lease liabilities	73,141	152,407
Other long-term liabilities	3,771,400	2,861,250
Total liabilities	16,016,394	19,802,919

Commitments and contingencies (Note 12)

Series B and Series C Redeemable Convertible Preferred Stock of $0.01 par value: authorized 9,000,000 shares, 9,000,000 shares issued and outstanding as of June 30, 2022, with a liquidation preference of $15,000,000	-	15,000,000
Escrowed proceeds	-	(15,000,000)

Stockholders’ equity:

Preferred stock of $0.01 par value – authorized 10,000,000 shares (including amounts authorized for Series B and Series C Redeemable Convertible Preferred Stock) : shares issued and outstanding designated as follows:

Series A Convertible: authorized 4,030 as of March 31, 2023: issued and outstanding 4,030 shares as of March 31, 2023 and June 30, 2022	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 11,152,680 shares as of March 31, 2023 and 9,270,947 shares as of June 30, 2022 (Note 1)	111,527	92,709
Additional paid-in capital	414,302,055	404,168,822
Accumulated deficit	(404,821,120)	(387,993,696)
Total stockholders’ equity	9,592,502	16,267,875
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$25,608,896	$36,070,794

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

REVENUES
Product revenue, net	$1,195,675	$216,097	$3,091,745	$447,719
License and contract	-	-	-	250,000
Total revenues	1,195,675	216,097	3,091,745	697,719

OPERATING EXPENSES
Cost of products sold	129,235	46,908	314,438	130,012
Research and development	4,830,327	4,980,074	15,224,896	13,891,235
Selling, general and administrative	3,537,376	3,009,528	10,220,518	10,163,830
Gain on purchase commitment	-	-	(1,027,322)	-
Total operating expenses	8,496,938	8,036,510	24,732,530	24,185,077

Loss from operations	(7,301,263)	(7,820,413)	(21,640,785)	(23,487,358)

OTHER INCOME (EXPENSE)
Investment income	234,044	1,127	509,006	4,100
Foreign currency (loss) gain	(77,266)	190,719	(352,121)	64,000
Interest expense	(3,434)	(3,019)	(18,523)	(11,423)
Total other income (expense), net	153,344	188,827	138,362	56,677

Loss before income taxes	(7,147,919)	(7,631,586)	(21,502,423)	(23,430,681)
Income tax benefit	-	-	4,674,999	-
NET LOSS	$(7,147,919)	$(7,631,586)	$(16,827,424)	$(23,430,681)

Basic and diluted net loss per common share	$(0.63)	$(0.80)	$(1.59)	$(2.46)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share (Note 1)	11,432,380	9,552,214	10,613,830	9,537,768

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

Three Months Ended March 31, 2023

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2022	-	$-	-	$-	$-	4,030	$40	10,354,498	$103,545	$413,913,202	$(397,673,201)	$16,343,586
Stock-based compensation	-	-	-	-	-	-	-	-	-	396,757	-	396,757
Redemption of convertible series B & series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-
Warrant exercises	-	-	-	-	-	-	-	798,182	7,982	(7,904)	-	78
Net loss	-	-	-	-	-	-	-	-	-	-	(7,147,919)	(7,147,919)
Balance March 31, 2023	-	$-	$-	$-	$-	4,030	$40	11,152,680	$111,527	$414,302,055	$(404,821,120)	$9,592,502

Nine Months Ended March 31, 2023

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Stock-based compensation	-	-	-	-	-	-	-	84,062	841	1,188,077	-	1,188,918
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	1,020,000	10,200	9,098,917	-	9,109,117
Warrant exercises	-	-	-	-	-	-	-	798,182	7,982	(7,904)	-	78
Reverse stock split fractional shares	-	-	-	-	-	-	-	(43)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(16,827,424)	(16,827,424)
Balance, March 31, 2023	-	$-	-	$-	$-	4,030	$40	11,152,680	$111,527	$414,302,055	$(404,821,120)	$9,592,502

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Stockholders’ Equity

(unaudited)

Three Months Ended March 31, 2022					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	4,030	$40	9,267,811	$2,316,953	$400,473,806	$(367,594,492)	$35,196,307
Stock-based compensation	-	-	4,440	1,110	532,669	-	533,779
Withholding taxes related to restricted stock units	-	-	(1,304)	(326)	(12,715)	-	(13,041)
Net loss	-	-	-	-	-	(7,631,586)	(7,631,586)
Balance, March 31, 2022	4,030	$40	9,270,947	$2,317,737	$400,993,760	$(375,226,078)	$28,085,459

Nine Months Ended March 31, 2022					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2021	4,030	$40	9,201,988	$2,300,497	$399,146,232	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	69,406	17,352	1,772,595	-	1,789,947
Withholding taxes related to restricted stock units	-	-	(16,191)	(4,048)	(217,263)	-	(221,311)
Warrant exercises	-	-	14,000	3,500	276,500	-	280,000
Option exercises	-	-	1,744	436	15,696	-	16,132
Net loss	-	-	-	-	-	(23,430,681)	(23,430,681)
Balance, March 31, 2022	4,030	$40	9,270,947	$2,317,737	$400,993,760	$(375,226,078)	$28,085,459

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,827,424)	$(23,430,681)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	207,278	84,244
Decrease in right-of-use asset	279,023	268,856
Unrealized foreign currency transaction loss	352,121	(64,000)
Stock-based compensation	1,188,918	1,789,947
Gain on purchase commitment	(1,027,322)	-
Changes in operating assets and liabilities:
Accounts receivable	80,910	790,438
Other receivables	-	-
Prepaid expenses and other assets	(345,044)	354,793
Inventories	314,438	130,012
Accounts payable	(407,673)	1,762,089
Accrued expenses	(1,339,183)	(2,621,964)
Operating lease liabilities	(278,863)	(263,235)
Other liabilities	(1,010,416)	(1,004,400)
Net cash used in operating activities	(18,813,237)	(22,203,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(381,531)	(224,258)
Net cash used in investing activities	(381,531)	(224,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(146,062)	(221,311)
Proceeds from the sale of common stock and warrants, net of costs	9,109,117	-
Payment of finance lease obligations	(75,189)	(32,050)
Proceeds from exercise of warrants	78	280,000
Proceeds from exercise of stock options	-	16,132
Net cash provided by financing activities	8,887,944	42,771

NET DECREASE IN CASH AND CASH EQUIVALENTS	(10,306,824)	(22,385,388)

CASH AND CASH EQUIVALENTS, beginning of period	29,939,154	60,104,919

CASH AND CASH EQUIVALENTS, end of period	$19,632,330	$37,719,531

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$18,523	$11,423

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

Business Risks and Liquidity – Since its inception, the Company has generally incurred negative cash flows from operations, and has expended, and expects to continue to expend, substantial funds to develop the capability to market and distribute Vyleesi in the United States and complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2023 of $404,821,120 and a net loss for the three and nine months ended March 31, 2023 of $7,147,919 and $16,827,424 respectively. The Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned developmental activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2023, the Company’s cash and cash equivalents were $19,632,330 and current liabilities were $11,851,363. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r peptide programs and natriuretic peptide program, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on the Company’s March 31, 2023 cash and cash equivalents, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2023 may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $18,930,140 and $29,740,565 in a money market account on March 31, 2023 and June 30, 2022, respectively.

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

Property and Equipment – Property and equipment consists of office and laboratory equipment, office furniture and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized. Accumulated depreciation and amortization was $2,837,912 and $2,630,634 as of March 31, 2023 and June 30, 2022, respectively.

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

The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of 12 months or less. The expense associated with short-term leases is included in selling, general and administrative expense in the statements of operations. To the extent a lease arrangement includes both lease and non-lease components, the Company has elected to account for the components as a single lease component.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Gross product sales offset by product sales allowances for the three and nine months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022

Gross product sales	$3,425,190	$1,294,560	$8,333,730	$3,497,110
Provision for product sales allowances and accruals	(2,229,515)	(1,078,463)	(5,241,985)	(3,049,391)
Net sales	$1,195,675	$216,097	$3,091,745	$447,719

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

For the three and nine months ended March 31, 2023 and 2022, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2023 and 2022 was 3,425,323 and 1,107,775 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 and 280,500 vested restricted stock units that had not been issued as of March 31, 2023 and 2022, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for in connection with the Termination Agreement. As a result, the Company recorded a gain on the purchase commitment of $1,027,322 upon the reversal of the accrual (see Note 12).

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	June 30,
	2023	2022
Clinical / regulatory costs	$118,418	$310,573
Insurance premiums	483,661	132,413
Vyleesi contractual advances	815,750	815,750
Other	859,669	673,718
	$2,277,498	$1,932,454

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2023:
Money market account	$18,930,140	$18,930,140	$-	$-
June 30, 2022:
Money market account	$29,740,565	$29,740,565	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2023	2022
Clinical / regulatory costs	$4,398,822	$3,944,798
Other research related expenses	86,034	35,172
Professional services	7,504	351,257
Personnel costs	-	1,545,896
Selling expenses	901,347	840,703
Other	142,326	157,390
	$5,536,033	$6,875,216

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - As a result of the Termination Agreement and subsequent activity, the Company has certain supply agreements with manufacturers and suppliers, including the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi. The following table summarizes the contractual obligations under the New Catalent Agreement, Lonza Agreement, and Ypsomed Agreement as of March 31, 2023:

	Total	Current	1 - 3 Years
Inventory purchase commitments	$7,837,100	$4,065,700	$3,771,400

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of March 31, 2023, the Company has $3,122,850 and $3,771,400 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2022, $5,754,986 and $2,861,250 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock – As of March 31, 2023, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A conversion price. As of March 31, 2023, the Series A conversion price was $152.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A conversion price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A conversion price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A conversion price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2022. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

The Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance, and will expire five and one-half years from the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable upon issuance, and will expire when exercised in full. The Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the Common Warrants to or by the holder of such Common Warrants is not in effect, on a cashless basis. During the three months ended March 31, 2023, the institutional investor exercised the outstanding Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock.

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

No proceeds were raised under the 2019 Equity Distribution Agreement during the three and nine months ended March 31, 2023 and 2022. On April 12, 2023, the Company entered into a new equity distribution agreement with Canaccord Genuity LLC. (See note 15).

Stock Purchase Warrants- As of March 31, 2023, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
November 2022 Common Warrants	1,818,182	$5.83	May 2, 2028
November 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Stock Options – For the three and nine months ended March 31, 2023, the Company recorded stock-based compensation related to stock options of $194,245 and $576,786, respectively. For the three and nine months ended March 31, 2022, the Company recorded stock-based compensation related to stock options of $329,146 and $1,108,693, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2022	1,163,962	$15.98	7.1	$-

Granted	33,160	4.58
Forfeited	(274,440)	12.00
Exercised	-	-
Expired	(38,274)	18.21
Outstanding - March 31, 2023	884,408	13.05	7.3	$-

Exercisable at March 31, 2023	430,873	$14.85	6.1	$-

Expected to vest at March 31, 2023	453,535	$11.34	8.4	$-

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

Included in the outstanding options in the table above are 166,233 and 18,921 of unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020, 2021 and 2022. Grants in June 2020, 2021, and 2022 were 87,303, 95,167, and 60,566 respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

Restricted Stock Units – For the three and nine months ended March 31, 2023, the Company recorded stock-based compensation related to restricted stock units of $202,512 and $612,132, respectively. For the three and nine months ended March 31, 2022, the Company recorded stock-based compensation related to restricted stock units of $204,633 and $681,254, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2022	649,149
Granted	-
Forfeited	(3,312)
Vested	(84,062)
Fractional shares	(6)
Outstanding at March 31, 2023	561,769

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of March 31, 2023 due to a provision in the restricted stock unit agreements to delay delivery.

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

(14) INCOME TAXES

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused Net Operating Losses (“NOLs”) and unused research and development credits (“R&D credits”) to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Company received final approval in December 2022 for the sale of NOLs and R&D credits that resulted in the receipt of $4,674,999 in January 2023. As a result, the Company recorded an income tax benefit for the nine months ended March 31, 2023.

(15) SUBSEQUENT EVENTS

On April 12, 2023, the Company entered into a new equity distribution agreement with Canaccord Genuity LLC (“Canaccord”) (the “2023 Equity Distribution Agreement”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2023 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $50.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission. Between April 12, 2023 and May 12, 2023, a total of 374,772 shares of common stock were sold through Canaccord under the 2023 Equity Distribution Agreement for net proceeds of $876,121 after payment of commission fees of $27,097.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2022, have not changed since and during the three months ended March 31, 2023. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Results of Operations

Three and Nine months ended March 31, 2023 compared to the Three and Nine months ended March 31, 2022:

Revenues – For the three and nine months ended March 31, 2023, we recognized $1,195,675 and 3,091,745 in product revenue, net of allowances, respectively. For the three and nine months ended March 31, 2022, we recognized $216,097 and $447,719 in product revenue, net of allowances, respectively. The increase in net revenue was a result of increased sales volume and reduced product sales allowances as a percentage of gross sales during the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022.

Cost of Products Sold – Cost of products sold was $129,235 and $314,438 for the three and nine months ended March 31, 2023, respectively, compared to $46,908 and $130,012 for the three and nine months ended March 31, 2022, respectively.

Research and Development – Research and development expenses were $4,830,327 and $15,224,896 for the three and nine months ended March 31, 2023, respectively, compared to $4,980,074 and $13,891,235 for the three and nine months ended March 31, 2022, respectively. The decrease in research and development expenses for the three months ended March 31, 2023, compared to the three ended March 31, 2022, was a result of decreased spending on our MCr programs. The increase in research and development expenses for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022, was a result of increased spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $3,261,362 and $10,519,814 for the three and nine months ended March 31, 2023, respectively, compared to $3,560,507 and $9,957,780 for the three and nine months ended March 31, 2022, respectively.

The amounts of project spending above exclude general research and development spending, which was $1,568,965 and $4,705,082 for the three and nine months ended March 31, 2023, respectively compared to $1,419,567 and $3,933,455 for the three and nine months ended March 31, 2022, respectively. The increase in general research and development spending for the three and nine months ended March 31, 2023, compared to the three and nine months ended March 31, 2022, was primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to March 31, 2023, was approximately $311,900,000 on our Vyleesi program and approximately $203,600,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2022, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,537,376 and $10,220,518 for the three and nine months ended March 31, 2023, respectively, compared to $3,009,528 and $10,163,830 for the three and nine months ended March 31, 2022, respectively. The increase in selling, general and administrative expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to an increase in selling expenses relating to Vyleesi of $1,250,751 and $857,151, respectively. The increase in selling, general and administrative expenses for the nine months ended March 31, 2023, compared to the nine months ended March 31, 2022 was primarily attributable to an increase in consulting fees offset by a decrease in selling expenses relating to Vyleesi of $3,520,005 and $3,990,614, respectively.

Gain on Purchase Commitment - Gain on purchase commitments was $1,027,322 for the nine months ended March 31, 2023 as a result of the Company amending the minimum purchase commitment that was previously reserved under the Lonza Agreement.

Other Income (Expense) – Total other income, net was $153,344 and $138,362 for the three and nine months ended March 31, 2023, respectively, compared to $188,827 and $56,677 for the three and nine months ended March 31, 2022, respectively. For the three and nine months ended March 31, 2023, the Company recognized investment income of $234,044 and $509,006 respectively, offset by foreign currency exchange loss of $77,266 and $352,121, respectively, and interest expense of $3,434 and $18,523, respectively. For the three and nine months ended March 31, 2022, the Company recognized foreign currency exchange gain of $190,719 and $64,000, respectively, and investment income of $1,127 and $4,100, respectively offset by interest expense of $3,019 and $11,423, respectively.

Income Tax Benefit – Income tax benefit for the nine months ended March 31, 2023, was $4,674,999 as a result of the Company selling NOLs and R&D credits.

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

During the nine months ended March 31, 2023, net cash used in operating activities was $18,813,237 compared to $22,203,901 for the nine months ended March 31, 2022. The decrease in cash used in operations for the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 was primarily related to the Company’s sale of NOL’s and working capital changes.

During the nine months ended March 31, 2023, net cash used in investing activities was $381,531 compared to $224,258 for nine months ended March 31, 2022. The increase was related to purchases of equipment and leasehold improvements.

During the nine months ended March 31, 2023, net cash provided by financing activities was $8,887,944, which consisted of proceeds from the sale of common stock and warrants, net of costs of $9,109,117 and proceeds from exercise of warrants of $78, offset by $146,062 of payment of withholding taxes related to restricted stock units and $75,189 related to payment of finance lease obligations. During the nine months ended March 31, 2022, net cash provided by financing activities was $42,771, which consisted of proceeds from the exercise of warrants of $280,000 and proceeds from the exercise of stock options of $16,132, offset by payment of withholding taxes related to restricted stock units of $221,311 and payment of finance lease obligations of $32,050.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2023, our cash and cash equivalents were $19,632,330 and our current liabilities were $11,851,363.

Our obligations include aggregate lease obligations of $406,167 for the twelve-month period ending March 31, 2024 and $393,631 for the twelve-month periods ending March 31, 2025 and 2026, and aggregate inventory purchase commitments of $6,894,250 which include $3,122,850 in current liabilities as of March 31, 2023 and $3,771,400 included in other long term liabilities.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our March 31, 2023, cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

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

Item 4. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, rising interest and inflation rates, increases in unemployment rates and uncertainty about economic stability. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages, impair the ability of companies to access near-term working capital needs, and create additional market and economic uncertainty. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment, or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and also make any necessary debt or equity financing more difficult, more costly, more onerous with respect to financial and operating covenants and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 15, 2023	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 15, 2023	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

