Form 10-K
period 2023-06-30
PALATIN TECHNOLOGIES INC
filed 2023-09-28
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 30 2022): $25,882,442

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 27, 2023): 11,946,646

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•

our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States;

•	our ability to meet postmarketing commitments of the U.S. Food and Drug Administration (“FDA”) for Vyleesi;

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesifor the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

o

Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the territories of the People’s Republic of China, Taiwan, Hong Kong S.A.R. and Macau S.A.R. (collectively, “China”), and

o	Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for the Republic of Korea (“Korea”);

i

•	our expectations and the ability of our licensees to timely obtain approvals and successfully commercialize Vyleesi in countries other than the United States;

•

the results of clinical trials with our late-stage products, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which entered Phase 3 clinical trials in the fourth quarter of calendar year 2021, with top line results from the first Phase 3 clinical trial projected by December 31, 2023, PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022, and a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022;

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

Risks Related to Our Financial Results and Need for Financing

•	Our management has determined that there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

•	We have a history of substantial net losses, including a net loss of $27.5 million for the year ended June 30, 2023, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

•	We will need additional funding, including funding to complete clinical trials for our product candidates, which additional funding may not be available on acceptable terms, if at all.

•	We have a limited operating history upon which to base an investment decision.

•	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

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

iii

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

•

As of September 27, 2023, there were 4,419,056 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

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

Our new product development activities in inflammation disease indications focus primarily on development of MCr peptides for ocular conditions, but also include conditions in the gut and kidney. Utilizing peptides which are agonists at MC1r, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease (also known as keratoconjunctivitis sicca), uveitis, diabetic retinopathy, and inflammatory bowel disease. We believe that our MC1r agonist peptides have broad anti-inflammatory effects and utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. We are also developing peptides that are active at more than one melanocortin receptor and small molecule MCr agonists.

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

We have developed a PL9643 ophthalmic solution (topical eye drops) in a single use delivery device, and a Phase 3 pivotal clinical trial (“MELODY-1”) designed to support a New Drug Application (“NDA”) has completed patient enrollment, with top line results expected by December 31, 2023. An interim analysis by an independent Data Monitoring Committee (“DMC”) of the first 120 patients who had completed the MELODY-1 trial recommended the study continue with a sample size of up to 350 patients. Topline results from the MELODY-1 trial are now expected in the fourth quarter of calendar 2023. Our Phase 2 clinical trial demonstrated improvements in both the signs and symptoms of dry eye disease in moderate to severe patients after just two weeks of treatment, with no adverse safety signals and excellent tolerability. We held an end-of-Phase 2 meeting with the FDA in June 2021, which included all aspects of the PL9643 development plan, including study design, endpoints, interim assessment, and patient population for the Phase 3 program. If results of the MELODY-1 clinical trial are positive, we will initiate a second Phase 3 clinical trial.

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

For ulcerative colitis and other inflammatory bowel diseases we administer PL8177 in our oral formulation to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1r present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that PL8177 at MC1r in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects.

A Phase 2 study in ulcerative colitis using our polymer-encapsulated, delayed-release, oral formulation of PL8177 initiated patent enrollment in September 2022, and is ongoing. The Phase 2 study is a multi-center, randomized, double-blind, placebo-controlled, adaptive design, parallel group of PL8177 study, with once daily oral dosing in adult ulcerative colitis subjects. The study uses an adaptive design with an interim assessment by an independent DMC after the initial 16 subjects have completed the 8-week evaluation visit.

Diabetic Nephropathy Proof-of-Concept Study. A Phase 2 proof-of-concept study is currently enrolling patients in a study for diabetic nephropathy. Diabetic nephropathy, also called diabetic kidney disease, is the most common cause of end-stage renal disease in the United States and other developed countries. A melanocortin pan agonist is administered by subcutaneous injection to patients taking conventional renin-angiotensin-aldosterone system (“RAAS”) inhibitors.

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

Gross product sales of Vyleesi increased to $12.5 million in the fiscal year ended June 30, 2023, compared to $5.8 million in the fiscal year ended June 30, 2022 (“fiscal 2022”), with gross product sales in the fourth quarter ended June 30, 2023 increasing 20% over the prior quarter and 78% over the comparable quarter in 2022. Net sales of Vyleesi were $4.9 million in fiscal 2023, compared to $1.2 million in fiscal 2022.

Vyleesi is distributed nationally through a home delivery specialty pharmacy. Our marketing strategy focuses on efforts to establish Vyleesi as the preferred option for women and healthcare providers seeking a treatment for HSDD, which we implement through media such as direct-to-consumer marketing in search and social media channels. We also focus our Vyleesi marketing efforts towards healthcare professionals, who play a significant role in increasing HSDD and Vyleesi awareness among their patients. As the commercial potential of Vyleesi is demonstrated, Palatin is exploring licensing marketing and distribution rights for the United States to a marketing partner.

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

PL9643 for Anti-Inflammatory Ocular Indications. PL9643 is under development for dry eye diseases and may also have utility for other inflammatory ocular indications. Currently mild to moderate dry eye disease and other ocular inflammatory diseases may be treated with artificial tear eye drops, lubricating tear ointments, hot compresses or punctual plugs, and more severe disease may be treated with topical immunosuppressants such as cyclosporine ophthalmic emulsions, including Restasis® marketed in the United States by Allergan, Inc., or with drugs inhibiting inflammatory cell binding, such as lifitegrast, including Xiidra® marketed in the United States by Novartis. In addition, there are a number of drugs in clinical development for treatment of dry eye disease, with several agents reported to be in or have completed Phase 2 development. Products under development include perfluorohexyloctane, cyclosporine, TRPM8 selective agonist, aldehyde derivative, partial TrkA receptor agonist, cardiolipin peroxidation inhibitor, tumor necrosis factor antagonists, alpha-2 adrenergic receptor agonist, calcineurin inhibitors, and nicotinic receptor agonists, among others. There are no reported MC1r agonist drugs in clinical trials by third parties for dry eye disease. If one or more of these competing product candidates is approved and either treats the signs and symptoms of dry eye disease or reduces the frequency of flares of dry eye in patients, it could reduce the market for PL9643 for dry eye disease.

Oral PL8177 for Inflammatory Bowel Diseases/Ulcerative Colitis. FDA-approved drugs used in treatment of ulcerative colitis include aminosalicylates such as mesalazine and related drugs, immunosuppressive drugs such as cyclosporine and azathioprine, corticosteroids such as prednisone and other steroids, and various biologic drugs, including tumor necrosis factor inhibitors such as infliximab and adalimumab. There are a number of drugs in development for ulcerative colitis, including Janus kinase inhibitors, monoclonal antibodies specific for one or more immune system cytokine signaling molecules, FXR inhibitor, integrin inhibitors, S1P1 receptor modulators, anti-TL1A monoclonal antibodies, DHODH inhibitor, HIF-1a stabilizer, LANCL2 receptor modulator, and additional classes of immunomodulatory drugs. There are no reported MC1r agonist drugs in clinical trials for inflammatory bowel diseases, including ulcerative colitis. If one or more of the competing products under development are approved and can effectively treat ulcerative colitis with an acceptable side effect profile, such products could reduce the market for oral PL8177 for inflammatory bowel diseases, including ulcerative colitis.

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

We own four issued United States patents and pending patent applications in the United States for methods of treating FSD with Vyleesi, with related patents issued or pending in selected countries in Europe and Asia and in Australia and New Zealand. We do not know the full scope of patent coverage we will obtain, or whether any patents will issue other than the patents already issued. Issued patents and pending applications in the United States and elsewhere in the world have a presumptive term, if a patent is issued, until 2033.

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

We have filed patent applications under the Patent Cooperation Treaty claiming PL9643 and other peptides in development for ocular and inflammatory disease indications and have entered national stage prosecution in the United States, European Patent Office, Eurasian Patent Office, and broadly throughout the world. If one or more patents are granted, the patents will have a presumptive term until 2041. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

10

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

Vyleesi is manufactured using contract manufacturing companies. Pursuant to the termination of the license agreement with AMAG, we have assumed contracts relating to manufacturing, and manufacture Vyleesi for sales in the United States and to our licensees.

Our MC1r and MCr agonist product candidates are synthetic peptides. We have had a contract manufacturer make both the PL8177 and PL9643 peptides in suitable scale for toxicity studies and under GMP for clinical trial use. The PL8177 drug product oral formulation for ulcerative colitis has been manufactured for clinical trial use. While the production process for making peptide active pharmaceutical ingredient involves well-established technology, there are a limited number of manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date. Manufacturing drug product, such as the oral formulation of PL8177, similarly may involve production, formulation and other problems not present in manufacturing at clinical trial or laboratory scale.

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

Employees

As of September 28, 2023, we employed 34 people full time, of whom 22 are engaged in research and development activities and 12 are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2023. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $27.5 million for the year ended June 30, 2023. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2023, we had an accumulated deficit of $415.5 million. We had $27.5 million in net loss for the year ended June 30, 2023, compared to $36.2 million in net loss for the year ended June 30, 2022. We may not achieve or sustain profitability in future years, depending on numerous factors, including profitability of Vyleesi, whether and when development and sales milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r and MCr products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Until we commenced selling Vyleesi in July 2020 upon termination of our license agreement with AMAG, we had not had any product available for commercial sale since 2005 and we have not received any revenues from the sale of our product candidates. Because our marketing program for Vyleesi is limited and relatively new we cannot accurately forecast sales of Vyleesi. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States, and to date the only approved product is Vyleesi in the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates, primarily for ocular indications. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $11.0 million, with current liabilities of $15.1 million. Based on our available cash, cash equivalents and marketable securities, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

We do not have the facilities to manufacture our early-stage potential products such as PL8177, PL9643, PL9654 and other melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

The testing and marketing of medical products entails an inherent risk of product liability. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our products or cease clinical trials. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop, alone or with corporate collaborators. We currently carry $10.0 million liability insurance in the aggregate as to certain product liability and commercialization risks and certain clinical trial risks. We, or any corporate collaborators, may not in the future be able to obtain insurance at a reasonable cost or in sufficient amounts, if at all. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

In its approval of Vyleesi, under the FFDCA the FDA imposed certain postmarketing requirements, consisting of two studies, one a prospective, registry-base, observational cohort study that compares obstetrical, maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and the other a retrospective cohort study using electronic claims data that compares maternal, fetal/neonatal, and infant outcomes in women exposed to Vyleesi during pregnancy to an internal, unexposed cohort of pregnant women, and one clinical trial in lactating women who have received Vyleesi to assess potential adverse effects in the breastfed infant and measure bremelanotide concentrations in breast milk using a validated assay. We are evaluating requirements, timelines and costs for these studies and the clinical trial, and seeking further guidance from the FDA. We do not know the outcomes of the studies or the clinical trial, and do not know whether the outcomes would adversely affect approvals of Vyleesi.

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

For the 12-month period ended June 30, 2023, the price of our stock has been volatile, ranging from a high of $8.60 per share to a low of $1.82 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

Holders of our Series A Preferred Stock may have interests different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of September 27, 2023, there are 4,030 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 27, 2023, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of September 27, 2023, there were 4,419,056 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 27, 2023, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	3,550 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;

•	1,550,600 shares issuable upon the exercise of stock options at a weighted-average exercise price of $8.27 per share;

•	609,449 shares issuable under restricted stock units which vested or will vest on dates between June 16, 2024 and June 20, 2027, subject to the fulfillment of service or performance conditions;

•	279,700 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery;

•	66,666 shares issuable upon the exercise of warrants at an exercise price of $12.50 per share, issued in conjunction with the Series B and Series C Preferred Stock, all of which are currently exercisable and expire on May 11, 2026;

•	1,818,182 shares of common stock issuable upon exercise of common warrants issued in conjunction with an offering in November 2022;

•	up to 90,909 shares of common stock issuable upon exercise of placement agent warrants with an exercise price of $6.875 per share issued to the placement agent or its designees as compensation in connection with an offering in November 2022; and

•	405,145 shares of common stock available for future issuance under our 2011 Stock Incentive Plan.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2. Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2025. We also lease approximately 3,600 square feet of laboratory space in the Township of South Brunswick, NJ under a lease that expires in October 2026. We believe our present facilities are adequate for our current needs. The corporate offices include private offices, meeting rooms and work spaces for all administrative personnel and over half of the research and development personnel, with the remainder of research and development personnel stationed at the laboratory facility. We do not own any real property.

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

On September 25, 2023 we had approximately 90 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $1.45 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $16,879,088.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. There were no shares withheld during the quarter ended June 30, 2023, at the direction of the employees as permitted under the 2011 Stock Incentive Plan, in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 27, 2023, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Results of Operations

Year Ended June 30, 2023 Compared to the Year Ended June 30, 2022:

Revenue – For the fiscal year ended June 30, 2023 (“fiscal 2023”) we recognized $4,850,678 of product revenue, net of allowances, and $3,000 in license and contract revenue pursuant to our license agreement with Fosun. For the fiscal year ended June 30, 2022 (“fiscal 2022”) we recognized $1,218,457 of product revenue, net of allowances, and $250,000 in license and contract revenue pursuant to our license agreement with Fosun. The increase in net revenue is a result of increased sales volume of 114% and reduced product sales allowances as a percentage of gross sales during fiscal 2023.

Cost of Products Sold – Cost of products sold was $418,470 for fiscal 2023 compared to $217,529 for fiscal 2022.

Research and Development – Total research and development expenses, including general research and development spending, were $22,630,577 for fiscal 2023 compared to $21,327,434 for fiscal 2022. The increase is a result of higher spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs, and other preclinical programs were $16,202,432 for fiscal 2023 compared to $15,867,511 for fiscal 2022. The increase is primarily related to an increase in spending on our MCr programs.

The amounts of program spending above exclude general research and development spending, which were $6,428,145 for fiscal 2023 compared to $5,459,923 for fiscal 2022. The increase in general research and development spending is primarily attributable to increased compensation costs.

Cumulative spending from inception to June 30, 2023 was approximately $311,900,000 on our Vyleesi program and approximately $211,600,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist of costs related to Vyleesi in addition to compensation and related costs, were $15,290,836 for fiscal 2023 compared to $16,511,942 for fiscal 2022. The decrease is primarily attributable to $4,621,001 of selling expenses related to Vyleesi in fiscal 2023 compared to $4,737,426 of selling expenses related to Vyleesi in fiscal 2022 and $1,135,438 of expenses incurred in fiscal 2022 related to the issuance of redeemable convertible preferred stock and warrants.

Gain on Purchase Commitment - Gain on purchase commitments was $1,027,322 for fiscal 2023 as a result of the Company amending the minimum purchase commitment that was previously reserved under the Lonza Agreement.

Other Income (Expense)– Total other income, net was $241,997 for fiscal 2023 compared to $390,149 for fiscal 2022. For fiscal 2023, we recognized investment income of $691,981 offset by $429,971 of unrealized foreign currency loss and $20,013 of interest expense. For fiscal 2022, we recognized unrealized foreign currency gain of $389,868 and investment income of $29,963 offset by $29,682 of interest expense. The increase in investment income is a result of increased interest rates. The increase in unrealized foreign currency loss is a result of increased unrealized foreign currency losses on our inventory purchase commitments.

Income Tax Benefit – Income tax benefit for fiscal 2023 was $4,674,999 as a result of the Company selling New Jersey state net operating losses (“NOLs”) and R&D credits.

Effects of Inflation - We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

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

During fiscal 2023, net cash used in operating activities was $28,419,001 compared to net cash used in operating activities of $29,922,749 in fiscal 2022. The decrease in cash used in operations in fiscal 2023 compared with fiscal 2022 was a result of a lower net loss in fiscal 2023 due to an increase in net revenue and the sale of NOLs, offset by working capital changes, and increased payments made related to inventory purchase commitments.

During fiscal 2023, net cash used in investing activities was $3,426,817 which consisted of $2,992,890 used for the purchase of marketable securities and $433,927 of leasehold improvements. During fiscal 2022, net cash used in investing activities was $261,374 which consisted of leasehold improvements.

During fiscal 2023, net cash provided by financing activities was $9,896,246 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs of $10,143,152 and the exercise of outstanding warrants of $78 offset by payment of withholding taxes related to restricted stock units of $146,062, and payment of finance lease obligations of $100,922. During fiscal 2022, net cash provided by financing activities was $18,358 which consisted of proceeds from the exercise of outstanding warrants of $280,000 and the exercise of stock options of $16,132 offset by payment of withholding taxes related to restricted stock units of $221,311, and payment of finance lease obligations of $56,463.

We had a net loss for fiscal 2023 of $27,541,887. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop marketing and distribution capability for Vyleesi in the United States and continue to develop our MCr product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vyleesi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vyleesi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2023, our cash, cash equivalents and marketable securities were $10,982,472 with current liabilities of $15,131,830.

Our obligations include aggregate lease obligations of $460,444 for the year ending June 30, 2024 and $590,337 for the years ending June 30, 2025, 2026 and 2027, and aggregate inventory purchase commitments of $5,940,000 which include $3,856,800 in current liabilities as of June 30, 2023 and $2,083,200 included in other long term liabilities.

We intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our June 30, 2023, cash, cash equivalents and marketable securities, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash, cash equivalents and marketable securities as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic and its resulting impact to economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2024 and beyond.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies Inc. and subsidiary (the Company) as of June 30, 2023 and 2022, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete planned product development efforts that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of accrued external research and development expenses

As discussed in Notes 2 and 12 to the consolidated financial statements, the costs of research and development activities are charged to expense as incurred, which includes accrued external research and development expenses incurred under contracts with third parties. At the end of each quarter, the Company reviews the activities performed under all contracts and accrues expenses based upon the estimated amount of work completed considering milestones achieved. Accrued external research and development expenses were comprised of accrued clinical/regulatory costs and other research related expenses of $2,960,126 and $121,121, respectively as of June 30, 2023.

We identified the evaluation of the sufficiency of audit evidence over accrued external research and development expenses as a critical audit matter. Evaluating the sufficiency of audit evidence obtained over accrued external research and development expenses, including the estimated amount of work completed by third parties, required subjective auditor judgement due to the nature and extent of evidence available.

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

Philadelphia, Pennsylvania

September 28, 2023

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,989,582	$29,939,154
Marketable securities	2,992,890	-
Accounts receivable	2,915,760	1,780,020
Inventories	526,000	944,471
Prepaid expenses and other current assets	1,897,281	1,932,454
Total current assets	16,321,513	34,596,099

Property and equipment, net	684,910	539,314
Right-of-use assets - operating leases	876,101	878,465
Other assets	56,916	56,916
Total assets	$17,939,440	$36,070,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,303,527	$3,157,617
Accrued expenses	6,511,059	6,875,216
Short-term operating lease liabilities	354,052	371,124
Short-term finance lease liabilities	106,392	100,921
Other current liabilities	3,856,800	5,754,986
Total current liabilities	15,131,830	16,259,864

Long-term operating lease liabilities	544,323	529,398
Long-term finance lease liabilities	46,014	152,407
Other long-term liabilities	2,083,200	2,861,250
Total liabilities	17,805,367	19,802,919

Commitments and contingencies (Note 13)

Series B and Series C Redeemable Convertible Preferred Stock of $0.01 par value: authorized 9,000,000 shares, 9,000,000 shares issued and outstanding as of June 30, 2022, with a liquidation preference of $15,000,000	-	15,000,000
Escrowed proceeds	-	(15,000,000)

Stockholders’ equity:

Preferred stock of $0.01 par value – authorized 10,000,000 shares (including amounts authorized for Series B and Series C Redeemable Convertible Preferred Stock) : shares issued and outstanding designated as follows:

Series A Convertible: authorized 4,030 as of June 30, 2023: issued and outstanding 4,030 shares as of June 30, 2023 and June 30, 2022	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 11,656,714 shares as of June 30, 2023 and 9,270,947 shares as of June 30, 2022 (Note 1)	116,567	92,709
Additional paid-in capital	415,553,049	404,168,822
Accumulated deficit	(415,535,583)	(387,993,696)
Total stockholders’ equity	134,073	16,267,875
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$17,939,440	$36,070,794

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2023	2022

REVENUES
Product revenue, net	$4,850,678	$1,218,457
License and contract	3,000	250,000
Total revenues	4,853,678	1,468,457

OPERATING EXPENSES
Cost of products sold	418,470	217,529
Research and development	22,630,577	21,327,434
Selling, general and administrative	15,290,836	16,511,942
Gain on purchase commitment	(1,027,322)	-
Total operating expenses	37,312,561	38,056,905

Loss from operations	(32,458,883)	(36,588,448)

OTHER INCOME (EXPENSE)
Investment income	691,981	29,963
Foreign currency (loss) gain	(429,971)	389,868
Interest expense	(20,013)	(29,682)
Total other income (expense), net	241,997	390,149

Loss before income taxes	(32,216,886)	(36,198,299)
Income tax benefit	4,674,999	-
NET LOSS	$(27,541,887)	$(36,198,299)

Basic and diluted net loss per common share	$(2.53)	$(3.79)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share (Note 1)	10,890,159	9,543,762

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

	Redeemable Convertible Preferred Stock					Stockholders' Equity
	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2021	-	$-	-	$-	$-	4,030	$40	9,201,988	$92,020	$401,354,709	$(351,795,397)	$49,651,372
Stock-based compensation	-	-	-	-	-	-	-	69,406	694	2,504,844	-	2,505,538
Issuance of Redeemable Convertible Preferred stock and warrants	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	-	-	-	-	234,443	-	234,443
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(16,191)	(162)	(221,149)	-	(221,311)
Warrant exercises	-	-	-	-	-	-	-	14,000	140	279,860	-	280,000
Option exercises	-	-	-	-	-	-	-	1,744	17	16,115	-	16,132
Net loss	-	-	-	-	-	-	-	-	-	-	(36,198,299)	(36,198,299)
Balance, June 30, 2022	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	4,030	40	9,270,947	92,709	404,168,822	(387,993,696)	16,267,875
Stock-based compensation	-	-	-	-	-	-	-	84,062	841	1,410,076		1,410,917
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	1,524,034	15,240	10,127,912	-	10,143,152
Warrant excercises	-	-	-	-	-	-	-	798,182	7,982	(7,904)	-	78
Reverse stock split fractional shares	-	-	-	-	-	-	-	(43)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(27,541,887)	(27,541,887)
Balance, June 30, 2023	-	$-	-	$-	$-	4,030	$40	11,656,714	$116,567	$415,553,049	$(415,535,583)	$134,073

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,541,887)	$(36,198,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288,331	126,668
Decrease in right-of-use asset	371,339	359,348
Unrealized foreign currency transaction loss	429,971	(389,868)
Non-cash warrant expense	-	234,443
Stock-based compensation	1,410,917	2,505,538
Gain on purchase commitment	(1,027,322)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,135,740)	(199,577)
Prepaid expenses and other assets	35,173	1,127,225
Inventories	418,471	217,529
Accounts payable	1,109,541	2,572,657
Accrued expenses	(364,157)	1,077,838
Operating lease liabilities	(371,122)	(351,851)
Other liabilities	(2,042,516)	(1,004,400)
Net cash used in operating activities	(28,419,001)	(29,922,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(2,992,890)	-
Purchases of property and equipment	(433,927)	(261,374)
Net cash used in investing activities	(3,426,817)	(261,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(146,062)	(221,311)
Proceeds from the sale of common stock and warrants, net of costs	10,143,152	-
Payment of finance lease obligations	(100,922)	(56,463)
Proceeds from exercise of warrants	78	280,000
Proceeds from exercise of stock options	-	16,132
Net cash provided by financing activities	9,896,246	18,358

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,949,572)	(30,165,765)

CASH AND CASH EQUIVALENTS, beginning of year	29,939,154	60,104,919

CASH AND CASH EQUIVALENTS, end of year	$7,989,582	$29,939,154

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$20,013	$29,682

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

Melanocortin Receptor System. The melanocortin receptor system has effects on food intake, metabolism, sexual function, inflammation, and immune system responses. There are five melanocortin receptors, MC1r through MC5r. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

The Company’s commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women and is being marketed by the Company in North America.

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

Business Risks and Liquidity –The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2023 of $415,535,583 and a net loss for the year ended June 30, 2023 of $27,541,887, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2023, the Company’s cash, cash equivalents and marketable securities were $10,982,472 and current liabilities were $15,131,830. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Based on the Company’s cash, cash equivalents and marketable securities at June 30, 2023, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash, cash equivalents and marketable securities as of the date of this filing will be sufficient to fund currently anticipated operating expenses through calendar year 2023.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Company will receive a royalty on sales of Vyleesi by its licensees. It has licensed third parties to sell Vyleesi in China and Korea. There may be delays in obtaining regulatory approvals to sell Vyleesi in China and Korea, which would delay when the Company receives royalty income from sales in those countries.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash, cash equivalents, and marketable securities are primarily invested in one investment account sponsored by a large financial institution.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $5,789,218 in money market and treasury bills and $29,740,565 in a money market account at June 30, 2023 and 2022, respectively.

Marketable Securities - The Company’s marketable securities consist of its investments in debt securities with original maturities of greater than 90 days that are classified as available for sale securities..

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

Gross product sales offset by product sales allowances for the years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30,
	2023	2022

Gross product sales	$12,460,140	$5,816,530
Product sales allowances and accruals	(7,609,462)	(4,598,073)
Net sales	$4,850,678	$1,218,457

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

Notes to Consolidated Financial Statements

Stock-Based Compensation –The Company charges to expense the fair value of stock options and other equity awards granted to employees and nonemployees for services. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

Net Loss per Common Share–Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

The Company’s Series B and Series C Redeemable Convertible Preferred Stock and warrants issued during the year ended June 30, 2022 met the definition of a participating security given their rights to participate in dividends if declared on common stock, which required the Company to apply the two-class method to compute both basic and diluted net income or loss per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as these securities are participating securities, the Company was required to calculate diluted net income or loss per share under the if-converted and treasury stock method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to the Redeemable Convertible Preferred stockholders or warrant holders was performed as the holders of these securities were not contractually obligated to participate in the Company’s losses.

For the years ended June 30, 2023 and 2022, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2023 and June 30, 2022 was 4,161,377 and 2,851,959 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 356,003 and 363,780 vested restricted stock units that had not been issued as of June 30, 2023 and 2022, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

Translation of foreign currencies– Transactions denominated in currencies other than the Company’s functional currency (US Dollar) are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

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

Notes to Consolidated Financial Statements

In August 2020, the FASB issued ASU No. 2020-06, Debt (Topic 470) and Derivatives and Hedging (Topic 815): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.The amendments in ASU No. 2020-06 address issues identified as a result of the complexity associated with applying U.S. GAAP for certain financial instruments with characteristics of liabilities and equity. The guidance is effective for public entities for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years, with early adoption permitted. The Company early adopted this standard during the year ended June 30, 2022. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This is different from the current guidance as this will require immediate recognition of estimated credit losses expected to occur over the remaining life of many financial assets. The guidance was applicable to the Company beginning July 1, 2023. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

(4) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

The Company has Vyleesi manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device (the “Catalent Agreement”); Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”); and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

On September 29, 2020, the Company and Catalent entered into an agreement to terminate the Catalent Agreement (the “Catalent Termination Agreement”) in consideration for a one-time payment of six million euros (€6,000,000) which was paid in October 2020 and accrued as part of the estimated losses on inventory purchase commitments.

The Company and Catalent then entered into a new Vyleesi manufacturing agreement (the “Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 13) as compared to the original Catalent Agreement and modification of other financial terms. The Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the Catalent Agreement. The initial term of the Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters (See Note 13).

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

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for. As a result, the Company recorded a gain on the purchase commitment of $1,027,322 upon the reversal of the accrual (see Note 13).

(5) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company is entitled to receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. The Company has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun. the Company recorded $3,000 and $250,000 of license and contract revenue related to the Fosun License Agreement for the years ended June 30, 2023 and 2022, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(6) AGREEMENT WITH KWANGDONG

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

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expensesand other current assets consist of the following:

	June 30,	June 30,
	2023	2022
Clinical / regulatory costs	$141,512	$310,573
Insurance premiums	342,645	132,413
Vyleesi contractual advances	816,750	815,750
Other	596,374	673,718
	$1,897,281	$1,932,454

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/ observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2023:
Cash Equivalents - Money market funds	$2,808,598	$2,808,598
Cash Equivalents - Treasury bill	2,980,620	2,980,620
Marketable securities - Treasury bill	2,992,890	2,992,890
Total	$8,782,108	$8,782,108	$-	$-
June 30, 2022:
Money market account	$29,740,565	$29,740,565	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(9) INVENTORIES

Inventories consist of raw materials and finished goods related to Vyleesi. The following table summarizes the components of inventories:

	June 30,	June 30,
	2023	2022

Raw materials	$526,000	$526,000
Finished goods	-	418,471
	$526,000	$944,471

(10) LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and October 31, 2026, respectively.

The components of operating lease cost are as follows:

Operating lease cost	Year ended June 30, 2023	Year ended June 30, 2022
Operating lease cost	$291,878	$294,293
Variable lease cost	114,441	114,418
Total operating lease cost	$406,319	$408,711

The components of finance lease cost are as follows:

Finance lease cost	Year ended June 30, 2023	Year ended June 30, 2022
Right-of-use asset amortization	$100,922	$56,463
Interest expense	10,975	8,812
Total finance lease cost	$111,897	$65,275

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term (years) operating leases	2.3	2.6
Weighted-average remaining lease term (years) finance leases	1.4	2.4
Weighted-average discount rate operating leases	5.50%	5.50%
Weighted-average discount rate finance leases	5.29%	5.29%

Supplemental cash flow information related to leases was as follows:

	Year Ended June 30, 2023	Year Ended June 30, 2022
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$406,319	$410,007
Operating cash flows for finance leases	10,975	8,812
Financing cash flows for finance leases	100,922	56,463
	$518,216	$475,282

Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligation	$368,975	$-
Right-of-use assets obtained in exchange for new finance lease obligations	$-	$309,791

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes the maturity of the Company’s lease liabilities as of June 30, 2023:

Operating leases:
Year Ending June 30
2024	$387,909
2025	397,611
2026	134,973
2027	33,894
Less imputed interest	(56,012)
Total	$898,375

Finance leases:
Year Ending June 30
2024	$111,899
2025	46,625
Less imputed interest	(6,118)
Total	$152,406

(11) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2023	2022
Office equipment	$1,229,300	$1,229,300
Laboratory equipment	1,177,868	1,038,610
Leasehold improvements	1,196,706	902,038
	3,603,874	3,169,948
Less: Accumulated depreciation and amortization	(2,918,964)	(2,630,634)
	$684,910	$539,314

Included in property and equipment, net as of June 30, 2023 is $309,791 in equipment under finance leases and $157,385 related accumulated amortization.

(12) ACCRUED EXPENSES

Accrued expensesconsist of the following:

	June 30,	June 30,
	2023	2022
Clinical / regulatory costs	$2,960,126	$3,944,798
Other research related expenses	121,121	35,172
Professional services	339,258	351,257
Personnel costs	1,563,847	1,545,896
Selling expenses	1,266,653	840,703
Other	260,054	157,390
	$6,511,059	$6,875,216

(13) COMMITMENTS AND CONTINGENCIES

Inventory Purchases –The Company has certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi.

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for. As a result, the Company recorded a gain on the purchase commitment of $1,027,322.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes the contractual obligations under the New Catalent Agreement, Yposmed Agreement, and Lonza Agreement as of June 30, 2023:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$6,896,800	$4,813,600	$2,083,200	$-

As of June 30, 2023, the Company has $3,856,800 and $2,083,200 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2022, $5,754,986 and $2,861,250 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2023 and 2022, Company contributions were $294,431 and $220,864, respectively.

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

(14) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ EQUITY

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

Series A Convertible Preferred Stock – As of June 30, 2023, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2023, the Series A Conversion Price was $114.77, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2023. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

The Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance and will expire five and one-half years from the date of issuance. The Pre-Funded Warrants have an exercise price of $0.0001 per share, are exercisable upon issuance, and will expire when exercised in full. The Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the Common Warrants to or by the holder of such Common Warrants is not in effect, on a cashless basis. During the year ended June 30, 2023, the institutional investor exercised the outstanding Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock.

The proceeds from the Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were $9,109,117.

On April 12, 2023, the Company entered into a new equity distribution agreement with Canaccord Genuity LLC (the “2023 Equity Distribution Agreement”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2023 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $50.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission. For the year ended June 30, 2023, a total of 504,034 shares of common stock were sold through Canaccord under the 2023 Equity Distribution Agreement for net proceeds of $1,034,035 after payment of commission fees of $35,902 and other related expenses of $126,801. Sale of shares after July 1, 2023 is reported in Note 16, Subsequent events.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of June 30, 2023, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price	Latest Expiration
Description	Stock	per Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
November 2022 Common Warrants	1,818,182	$5.83	May 2, 2028
November 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, June 25, 2020, June 24, 2022 and again at the annual meeting of stockholders held on June 20, 2023. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 3,300,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Board of Directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remained outstanding in accordance with their terms. As of June 30, 2023, 405,145 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2021	875,299	$18.00	7.2

Granted	310,494	10.07
Forfeited	(11,539)	16.67
Exercised	(1,744)	9.25
Expired	(8,548)	19.79
Outstanding - June 30, 2022	1,163,962	15.98	7.1

Granted	712,310	2.30
Forfeited	(274,440)	12.00
Exercised	-	-
Expired	(51,232)	17.45
Outstanding - June 30, 2023	1,550,600	8.27	8.4	$-

Exercisable at June 30, 2023	537,802	$14.33	6.4	$-

Expected to vest at June 30, 2023	1,012,798	$5.05	9.4	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

Included in the outstanding options in the table above are 318,813 and 57,999 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020, 2021, 2022 and 2023. Grants in June 2020, 2021, 2022 and 2023 were 87,303, 95,167, 60,566, and 238,838, respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2027 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

For the years ended June 30, 2023 and 2022, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2023 and 2022 were as follows:

	Year Ended June 30,	Year Ended June 30,
	2023	2022

Risk-free interest rate	3.9%	3.2%
Volatility factor	65.6%	69.1%
Dividend yield	0%	0%
Expected option life (years)	6.1	6.0
Weighted average grant date fair value	$0.99	$2.68

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to stock options of $794,735 and $1,563,686, respectively. As of June 30, 2023, there was $1,670,986 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2023 and 2022.

	Year Ended June 30,	Year Ended June 30,
	2023	2022
Outstanding at beginning of year	649,149	593,629
Granted	425,750	131,352
Forfeited	(3,312)	(6,426)
Vested	(84,062)	(69,406)
Fractional shares	(4)	-
Outstanding at end of year	987,521	649,149

For the years ended June 30, 2023 and 2022, the Company recorded stock-based compensation related to restricted stock units of $616,182 and $941,852, respectively.

Included in outstanding restricted stock units in the table above are 356,003 vested shares that have not been issued as of June 30, 2023 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Included in the outstanding restricted stock units in the table above are 217,833 and 37,116 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2020, 2021, 2022, and 2023. Grants in June 2020, 2021, 2022 and 2023 were 52,679, 22,343, 40,707, and 152,432 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

In connection with the vesting of restricted share units during the years ended June 30, 2023 and 2022, the Company withheld 20,468 and 16,191, shares, respectively, with aggregate values of $146,062 and $221,311, respectively, in satisfaction of minimum tax withholding obligations.

(15) INCOME TAXES

The Company has participated in the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”) sponsored by The New Jersey Economic Development Authority. The Program enables approved biotechnology companies with unused Net Operating Losses (“NOLs”) and unused research and development credits (“R&D credits”) to sell these tax benefits for at least 80% of the value of the tax benefits to unaffiliated, profitable corporate taxpayers in the State of New Jersey. The Company received final approval in December 2022 for the sale of NOLs and R&D credits that resulted in the receipt of $4,674,999 in January 2023. As a result, the Company recorded an income tax benefit for the year ended June 30, 2023.

For fiscal 2023 and 2022, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, net operating loss carryforwards and research and development credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2023, the Company had state NOL carryforwards of approximately $155,000,000, which will expire, if not utilized, between 2036 and 2043, federal NOL carryforwards of approximately $138,000,000 and federal R&D and Alternative Minimum Tax (“AMT”) credits of approximately $8,100,000, which expire, if not utilized, between 2035 and 2043, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its deferred tax assets during the years ended June 30, 2023 and 2022. The Company’s valuation allowance increased by $5,653,000 and $3,927,000 for the years ended June 30, 2023 and 2022, respectively.

A sustained period of profitability in the Company’s operations is required before it would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Until such time, the use of NOL carryforwards and tax credits to offset profits, if any, will reduce the overall level of deferred tax assets subject to valuation allowance.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2023	2022
Net operating loss carryforwards	$40,073,000	$35,331,000
Research and development and AMT tax credits	8,094,000	7,171,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	2,766,000	2,778,000
	51,516,000	45,863,000
Valuation allowance	(51,516,000)	(45,863,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2023 or 2022. As of June 30, 2023 and 2022, the Company had no liabilities for uncertain income tax matters.

(16) SUBSEQUENT EVENTS

Between July 1, 2023 and September 27, 2023, a total of 217,027 shares of common stock were sold through Canaccord under the 2023 Equity Distribution Agreement for net proceeds of $531,369 after payment of commission fees of $16,434.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2023, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual stockholders’ meeting on June 20, 2023.

NAME	AGE	POSITION WITH PALATIN
Carl Spana, Ph.D.	61	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	69	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	77	Director
J. Stanley Hull (1) (2)	71	Director
Alan W. Dunton, M.D. (1) (2)	69	Director
Arlene M. Morris (2) (3)	71	Director
Anthony M. Manning, Ph.D. (1) (3)	61	Director

_____________________

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

JOHN K.A. PRENDERGAST, Ph.D. has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Dr. Prendergast has served as a member of the board, he does not serve, and has not served, in a management or operational role with the Company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is lead director of Nighthawk Biosciences, Inc. (NYSE American: NHWK), a publicly traded clinical stage immunotherapy company, and a director and Executive Chairman of Recce Pharmaceuticals Ltd. (ASX: RCE), a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC, a consultancy to biotech companies on business development, commercial development and corporate strategy. From April 2012 until May 2015, she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers, and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors Viridian Therapeutics, Inc. (NASDAQ: VRDN), a publicly traded therapeutic antibody company, and Cogent Biosciences, Inc. (NASDAQ: COGT), a publicly traded oncology biopharmaceutical company, is a director (since February 2022) and currently chair of TC Biopharm (Holdings) PLC (Nasdaq: TCBP), a United Kingdom biopharmaceutical company, and was previously a director of Viveve Medical, Inc., a publicly traded female healthcare medical device company, until February 2023, Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College. Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management, and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D. has been a director of Palatin since September 2017. Since March 2021, Dr. Manning has been providing scientific and strategic advice to biotechnology companies as the principal of Manning Bio Worldwide LLC. From 2013 until March 2021, Dr. Manning was senior vice president of research, and since 2018 was chief scientific officer, at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing innovative therapeutics for rare immune-related diseases which was acquired by Johnson & Johnson in October 2020. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Inflammation, Autoimmunity and Transplantation Research at Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development, and business strategy.

The Board and Its Committees

Committees and meetings. The board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. During the fiscal year ended June 30, 2023 (“fiscal 2023”), the board of directors met four times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board of directors and committees of the board of directors on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board of directors meeting. We do not have a policy requiring our directors to attend stockholder meetings. The directors did not attend the virtual annual meeting of stockholders held on June 20, 2023.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of four independent directors, Mr. deVeer (chair), and Dr. Dunton, Dr. Manning and Mr. Hull. The board of directors has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE American and satisfy the requirements of the NYSE American as to financial literacy and expertise. The board has determined that at least one member of the committee, Mr. deVeer, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/.

Compensation committee. The compensation committee reviews and recommends to the board of directors on an annual basis employment agreements and compensation for our officers, directors, and some employees. The compensation committee is composed of Dr. Dunton (chair), Ms. Morris and Messrs. deVeer and Hull. The board has determined that the members of the compensation committee are independent, as defined in the listing standards of the NYSE American. Our Chief Executive Officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our Chief Financial Officer supports the committee in its work by gathering, analyzing, and presenting data on our compensation arrangements and compensation in the marketplace.

The responsibilities of the compensation committee are set forth in a written charter adopted by the board of directors effective October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The compensation committee administers our 2011 Plan, under which it has delegated to an officer its authority to grant stock options to employees and to a single-member committee of the board of directors its authority to grant restricted stock units to officers and to grant options and restricted stock units to our consultants, but in either instance not to grant options or restricted stock units to themselves, any member of the board of directors or officer, or any person subject to Section 16 of the Exchange Act.

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board of directors in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses, and makes recommendations to the board of directors concerning policies and guidelines for corporate governance, including relationships of the board of directors, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Ms. Morris and Dr. Manning, each of whom meets the independence requirements established by the NYSE American.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board of directors determines from time to time.

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder or other interest party who wishes to address questions regarding our business directly to the board of directors, or any individual director, including the Chairman or non-management directors as a group, can direct questions to the members of the board of directors or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

Communications are distributed to the board of directors, or to any individual directors as appropriate, depending on the facts and circumstances outlined in the communication, unless the Secretary determines that the communication is unrelated to the duties and responsibilities of the board of directors, such as product inquiries, resumes, advertisements or other promotional material. Communications that are unduly hostile, threatening, illegal or similarly unsuitable will also not be distributed to the board of directors or any director. All communications excluded from distribution will be retained and made available to any non-management director upon request.

Board Role in Risk Oversight

Our board of directors, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal and regulatory matters. The board of directors satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The board of directors’s risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The board of directors’s role in risk oversight has no effect on the board of directors’s leadership structure. In addition, committees of the board of directors assist in its risk oversight responsibility, including:

•

The audit committee assists the board of directors in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities and meets privately with representatives from our independent registered public accounting firm.

•

The compensation committee assists the board of directors in its oversight of risk relating to compensation policies and practices. The compensation committee annually reviews our compensation policies, programs, and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our company.

Board Leadership Structure

Since 2000, the roles of chairman of the board of directors and chief executive officer have been held by separate persons. John K.A. Prendergast, Ph.D., a non-employee director, has served as Chairman of the board of directors since June 2000. Carl Spana, Ph.D., has been our Chief Executive Officer and President since June 2000. Generally, the chairman is responsible for advising the chief executive officer, assisting in long-term strategic planning, and presiding over meetings of the board of directors, and the chief executive officer, together with our chief financial officer and chief operating officer, is responsible for leading our day-to-day performance and operations. While we do not have a written policy with respect to separation of the roles of chairman of the board of directors and chief executive officer, the board of directors believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the chief executive officer to the board of directors; strengthening the board of directors’s independence from management; assisting the board of directors in reaching consensus on particular strategies and policies; and facilitating robust director, board of directors, and executive officer evaluation processes.

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics, updated as of March 8, 2021, that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. You can view the code of corporate conduct and ethics at our website at www.palatin.com/investors/corporate-governance/. We will disclose any amendments to, or waivers from, provisions of the code of corporate conduct and ethics that apply to our directors, principal executive and financial officers in a current report on Form 8-K, unless the rules of the NYSE American permit website posting of any such amendments or waivers.

Executive Officers

Executive officers are appointed by the board of directors and serve at the discretion of the board of directors. Each officer holds his position until his successor is appointed and qualified. The current executive officers, each of whom hold office under employment agreements, are as follows.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	61	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	66	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, age 66, CPA, MST currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary, of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as Chairman from October 2017 until August 2022, and starting September 2022, is the chairman of the audit committee and a member of the compensation committee. He also has served on the board of directors of Gamida Cell Ltd. (Nasdaq: GMDA), a leading cellular and immune therapeutics company, since March 2019, and is chairman of the audit committee and a member of the compensation and finance committees. Mr. Wills serves as the Chief Financial Officer of Cactus Acquisition Corp (Nasdaq: CCTS), a Special Purpose Acquisition Company (SPAC). Mr. Wills served on the board of directors of Amryt Pharma Plc, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills served on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school since 2014, and as its Chairman starting June 2018, to his retirement in June 2023. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as Chairman from December 2016 to December 2019, when PSI Corporation acquired Caliper. Mr. Wills served as Executive Chairman and Interim Principal Executive Officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chairperson of the audit committee from June 2000 to December 2015, and served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Item 11.  Executive Compensation.

Fiscal 2023 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2023 and fiscal 2022. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

NAME AND PRINCIPAL POSITION	FISCAL YEAR	SALARY ($)	STOCK AWARDS (1) ($)	OPTION AWARDS (1) ($)	NONEQUITY INCENTIVE PLAN COMPENSATION (2) ($)		ALL OTHER COMPENSATION (3) ($)	TOTAL ($)
Carl Spana, Ph.D., Chief	2023	700,000	170,500	154,300	262,500	(4)	16,500	1,303,800
Executive Officer and President	2022	640,000	149,942	269,098	288,000	(4)	15,250	1,362,290
Stephen T. Wills, MST, CPA, Chief Financial	2023	650,000	148,500	134,100	243,800	(4)	16,750	1,193,150
Officer, Chief Operating Officer and Executive Vice President	2022	590,000	131,356	233,050	265,500	(4)	15,074	1,234,980

(1)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using either the Black-Scholes model or a multifactor Monte Carlo simulation. The aggregate grant date fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2023, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $25,900 for performance-based restricted stock units and $9,700 for performance-based stock options; and for Mr. Wills, $22,600 for performance-based restricted stock units and $8,400 for performance-based stock options. The aggregate grant date fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2022, assuming that the highest level of performance would be achieved, was as follows: for Dr. Spana, $17,992 for performance-based restricted stock units and $36,475 for performance-based stock options; and for Mr. Wills, $16,806 for performance-based restricted stock units and $31,528 for performance-based stock options. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report.

(2)	Annual incentive amounts.
(3)	Consists of matching contributions to 401(k) plan.
(4)	Bonus amounts for fiscal years 2022 and 2023 paid after fiscal year end but accrued as of June 30.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. Effective July 1, 2023, the base salaries remain $700,000 for Dr. Spana and $650,000 for Mr. Wills.

Annual Incentive Program

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary.

The fiscal 2023 annual incentive bonus for the named executive officers was determined based on corporate performance and individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. The corporate objectives are established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

The following table briefly describes each category of corporate objectives, the relative weighting of each objective, and the related achievement level for fiscal 2023:

CORPORATE OBJECTIVES RELATED TO:	WEIGHT	ACHIEVEMENT LEVEL	DISCRETIONARY ADJUSTMENTS	TOTAL WEIGHTED ACHIEVEMENT
Vyleesi (bremelanotide) FSD Program	15.0%	100.0%	5.0%	20.0%
Anti-Inflammatory Programs	25.0%	50.0%	0.0%	12.5%
Ocular Programs	35.0%	50.0%	10.0%	27.5%
Other Corporate	25.0%	0.0%	2.5%	2.5%
Total Payout				62.5%

For fiscal 2023, the compensation committee determined that our named executive officers achieved 62.5% of their target objectives. As a result, each named executive officer received a payout under the 2023 annual incentive program equal to 62.5% of his target annual incentive opportunity, or $262,500 for Dr. Spana and $243,800 for Mr. Wills (subject to rounding conventions).

Long-Term Incentive Program

The total direct compensation levels for our named executive officers are heavily weighted to long-term incentive opportunities. This structure is intended to align executives’ interests with those of our stockholders, enhance our retention incentives and focus our executives on delivering sustainable performance over the longer term.

The design of this program has evolved over the past several years to reflect core performance metrics and an incentive structure the compensation committee believes is necessary to drive our long-term success and that reflects feedback received from investors during our stockholder engagement process.

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For both fiscal 2023 and fiscal 2022, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills, however for fiscal 2023 and fiscal 2022, to conserve the number of available shares under the plan, the target long-term incentive opportunity for each named executive officer was reduced to 33% of target, or 83% of base salary for Dr. Spana and 78% of base salary for Mr. Wills.

On June 20, 2023, as part of our fiscal 2024 long-term incentive program, we granted 66,000 time-based restricted stock units and 66,000 performance-based restricted stock units to Dr. Spana, and 57,500 time-based restricted stock units and 57,500 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions.

On June 20, 2023, we granted 103,500 time-based stock options to Dr. Spana and 90,000 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 22, 2022, we granted 103,500 performance-based stock options to Dr. Spana and 90,000 performance-based stock options to Mr. Wills which vest based on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The options have an exercise price of $2.19, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 20, 2033.

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

Other Compensation Practices and Policies

At our last annual meeting of stockholders on June 20, 2023, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 67% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

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

AcelRx Pharmaceuticals, Inc.	Clearside Biomedical, Inc.
AIM ImmunoTech, Inc.	Cumberland Pharmaceuticals, Inc.
Aldeyra Therapeutics, Inc.	Eton Pharmaceuticals, Inc.
Aptevo Therapeutics, Inc.	Kala Pharmaceuticals, Inc.
Ardelyx, Inc.	Kezar Life Sciences, Inc.
Athersys, Inc.	MEI Pharma, Inc.
MeiraGTx Holdings plc	Savara Inc.
Paratek Pharmaceuticals, Inc.	Verastem, Inc.

72

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

○

A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2023, approximately 50% of all long-term incentive awards were allocated to performance-based stock options and performance-based restricted share units.

•

Maintain a Stock Ownership Policy. We adopted a stock ownership policy effective April 1, 2019, that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2023, the most recent “Determination Date” under the stock ownership policy, all board members met the target ownership level of shares of at least two times the annual retainer for board members. Current named executive officers did not meet the target ownership levels of shares as of June 30, 2023 of a value equal to at least five times the annual base salary, due to a decrease in share price. Our stock ownership policy, which is on our website at www.palatin.com/investors/corporate-governance/, provides that if covered individuals meet the minimum ownership level of our common stock, a decrease in share price or increase in salary will not result in recalculation of the number of shares needed to satisfy the stock ownership policy unless the covered individual’s actual ownership levels drop below the number of shares required as of the Determination Date that he or she first satisfied the guidelines. The current named executive officers met the target ownership levels of shares as of June 30, 2022 and at all prior Determination Dates. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

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

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2023, the end of our fiscal year.

		OPTION AWARDS (1)					STOCK AWARDS (2)
NAME	OPTION OR STOCK AWARD GRANT DATE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) EXERCISABLE	NUMBER OF SECURITIES UNDERLYING UNEXERCISED OPTIONS (#) UNEXERCISABLE	EQUITY INCENTIVE PLAN AWARD: NUMBER OF SECURITIES UNDERLYING UNEXERCISED UNEARNED OPTIONS (#)	OPTION EXERCISE PRICE ($)	OPTION EXPIRATION DATE	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($) (3)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNIT OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)(3)
Carl Spana	06/20/17	37,520	-	-	9.25	06/20/27
	06/16/20	32,146	10,714	-	14.50	06/16/30
	06/16/20	26,901	-	15,959	14.50	06/16/30
	06/22/21	23,000	23,000	-	13.75	06/22/31
	06/22/21	17,609	-	38,391	13.75	06/22/31
	06/22/22	6,770	20,310	-	7.25	06/22/32
	06/22/22	4,231	-	22,849	7.25	06/22/32
	06/20/23	-	103,500	-	2.19	06/20/33
	06/20/23	-	-	103,500	2.19	06/20/33
	06/16/20						6,465	13,577	9,629	20,221
	06/22/21						14,090	29,589	11,221	23,564
	06/22/22						13,650	28,665	15,356	32,248
	06/30/23						66,000	138,600	66,000	138,600
	Total Stock Awards						100,205	210,431	102,206	214,633
Stephen T. Wills	06/20/17	34,360	-	-	9.25	06/20/27
	06/16/20	27,690	9,230	-	14.50	06/16/30
	06/16/20	23,173	-	13,747	14.50	06/16/30
	06/22/21	19,880	19,880	-	13.75	06/22/31
	06/22/21	15,221	-	24,539	13.75	06/22/31
	06/22/22	5,875	17,625	-	7.25	06/22/32
	06/22/22	3,672	-	19,828	7.25	06/22/32
	06/20/23	-	90,000	-	2.19	06/20/33
	06/20/23	-	-	90,000	2.19	06/20/33
	06/16/20						5,570	11,697	8,295	17,420
	06/22/21						12,180	25,578	10,097	21,204
	06/22/22						11,850	24,885	13,331	27,995
	06/20/23						57,500	120,750	57,500	120,750
	Total Stock Awards						87,100	182,910	89,223	187,369

74

 __________________

(1)

Stock option vesting schedules: all options granted before June 16, 2020 have fully vested. Options granted on or after June 20, 2018 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 16, 2020, June 22, 2021, June 22, 2022 and June 20, 2023, which vest according to the terms of the grants described above.

(2)

Time-based stock award vesting schedule: restricted stock units granted on June 16, 2020 as to 25,860 shares for Dr. Spana and 22,280 shares for Mr. Wills; restricted stock units granted on June 22, 2021 as to 28,180 shares to Dr. Spana and 24,360 shares for Mr. Wills; restricted stock units granted on June 22, 2022 as to 18,200 shares for Dr. Spana and 15,800 shares for Mr. Wills and restricted stock units granted on June 20, 2023 as to 66,000 shares for Dr. Spana and 57,500 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $2.10, the closing market price of our common stock on June 30, 2023, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2023, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	28,700	28,675	212,890
Robert K. deVeer, Jr.	70,000	21,250	21,216	155,000
J. Stanley Hull	60,000	21,250	21,216	145,000
Alan W. Dunton, M.D.	70,000	21,250	21,216	155,000
Arlene Morris	55,000	21,250	21,216	140,000
Anthony Manning, Ph.D.	55,000	21,250	21,216	140,000

(1)	The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2023, for each director was:

	Option awards	Stock awards
Dr. Prendergast	60,280	19,400
Mr. deVeer	40,780	13,200
Mr. Hull	40,780	13,200
Dr. Dunton	40,780	12,800
Ms. Morris	40,180	12,000
Dr. Manning	37,280	10,600

(2)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 20, 2023 for our current fiscal year ending June 30, 2024.

Our director compensation program is designed to enhance our ability to attract and retain highly qualified directors and to align their interests with the long-term interests of our stockholders. The program includes an equity component, which is designed to align the interests of non-employee directors and stockholders, and a cash component, which is designed to compensate non-employee directors for their service on the board of directors. Directors who are employees of the Company receive no additional compensation for their service on the board of directors.

The compensation committee annually reviews compensation paid to our non-employee directors and makes recommendations for adjustments, as appropriate, to the full board of directors. As part of this annual review, the compensation committee considers the significant time commitment and skill level required by each non-employee director in serving on the board of directors and its various committees. The compensation committee seeks to maintain a market competitive director compensation program and, with the assistance of its independent compensation consultant, Aon Rewards, benchmarks our director compensation program against the peer group we use to evaluate our executive compensation program.

Non-Employee Directors’ Equity Grants. Our non-employee directors receive an annual equity grant at the board of directors meeting closest to the beginning of each fiscal year, or such other date as may be determined by the board of directors.

On June 20, 2023, the Chairman of the board of directors received 13,000 restricted stock units which vest on June 20, 2024 and an option to purchase 22,000 shares of common stock, and each other serving non-employee director received 10,000 restricted stock units which vest on June 20, 2024 and an option to purchase 16,000 shares of common stock. All of the options have an exercise price of $2.19 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in twelve monthly installments beginning July 31, 2023, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

On June 22, 2022, the Chairman of the board of directors received 3,960 restricted stock units which vest on June 22, 2023 and an option to purchase 6,920 shares of common stock, and each other serving non-employee director received 2,920 restricted stock units which vest on June 22, 2023 and an option to purchase 5,120 shares of common stock. All of the options have an exercise price of $7.25 per share, the closing price of our common stock on the business day immediately preceding the date of grant, vest in 12 monthly installments beginning July 31, 2022, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board of directors and for fiscal 2023 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2024, Dr. Prendergast serves as Chairman of the board of directors and will receive an annual retainer of $87,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $20,000, the chairperson of the compensation committee will receive an additional annual retainer of $20,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

The board of directors also formed a program development committee, charged with reviewing new product opportunities and product development strategy. The chairperson of the program development committee receives $3,500 per day of service, and members of the committee receive $2,500 per day of service.

Non-Employee Directors’ Expenses. Non-employee directors are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board of directors and any committees on which they serve.

Employee Directors. Employee directors are not separately compensated for services as directors but are reimbursed for expenses incurred in performing their duties as directors, including attending all meetings of the board of directors and any committees on which they serve.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2022:

Equity Compensation Plan Information as of June 30, 2023
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,538,121	(1)	$8.27	(2)	405,145
Equity compensation plans not approved by security holders	-		-		-
Total	2,538,121				405,145

(1)	Includes 1,550,600 options and 987,521 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)

The amount in column (a) for equity compensation plans approved by security holders includes 987,521 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 20, 2027, subject to the fulfillment of service, market conditions, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 27, 2023, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 27, 2023. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately one vote per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 27, 2023, on which date 11,946,646 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 3,550 shares of common stock, were outstanding.

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

MANAGEMENT:

CLASS	NAME OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP		PERCENT OF CLASS	PERCENT OF TOTAL VOTING POWER
Common	Carl Spana, Ph.D.	366,303	(1)	3.0%	*
Common	Stephen T. Wills	332,520	(2)	2.7%	*
Common	John K.A. Prendergast, Ph.D.	76,256	(3)	*	*
Common	Robert K. deVeer, Jr.	49,211	(4)	*	*
Common	J. Stanley Hull	47,718	(5)	*	*
Common	Alan W. Dunton, M.D.	47,940	(6)	*	*
Common	Arlene M. Morris	46,426	(7)	*	*
Common	Anthony M. Manning, Ph.D.	38,026	(8)	*	*

	All current directors and executive officers as a group (eight persons)	1,004,400	(9)	7.9%	2.6%

__________

*Less than one percent.

(1)

Includes 148,177 shares of common stock underlying outstanding options and 120,640 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)

Includes 129,871 shares of common stock underlying outstanding options and 106,540 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)

Includes 41,946 shares of common stock underlying outstanding options and 6,400 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)

Includes 27,446 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)

Includes 27,446 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)

Includes 27,446 shares of common stock underlying outstanding options and 2,800 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)

Includes 26,846 shares of common stock underlying outstanding options and 2,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)

Includes 23,946 shares of common stock underlying outstanding options and 600 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)	Includes 698,504 shares of common stock underlying outstanding options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (1)	PERCENT OF CLASS	PERCENT OF TOTAL VOTING POWER
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*

__________

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

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the audit committee review and approve related party transactions. Since July 1, 2022, there have been no transactions or proposed transactions in which we were or are to be a participant, in which any related person had or will have a direct or indirect material interest.

Item 14. Principal Accounting Fees and Services.

KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: 185, served as our independent registered public accounting firm for fiscal 2023 and fiscal 2022.

Audit Fees. For fiscal 2023, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $491,500. For fiscal 2022, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $433,000.

Audit-Related Fees. For fiscal 2023 and fiscal 2022, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2023, KPMG billed us $26,600 for professional services rendered for tax compliance services. For fiscal 2022, KPMG billed us $22,000 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2023 and fiscal 2022.

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

Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of the report:

1.	Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

— Report of Independent Registered Public Accounting Firm

— Consolidated Balance Sheets

— Consolidated Statements of Operations

— Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

2.	Financial statement schedules: None.

3.	List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.3	Certificate of Designation of Series B Convertible Redeemable Preferred Stock.		10-Q	May 16, 2022	001-15543
3.4	Certificate of Designation of Series C Convertible Redeemable Preferred Stock.		10-Q	May 16, 2022	001-15543
3.5	Certificate of Elimination with respect to Series A Preferred Stock and Series B Preferred Stock.		10-Q	May 16, 2022	001-15543
3.6	Certificate of Decrease of Series A Convertible Preferred Stock		10-Q	May 16, 2022	001-15543
3.7	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.8	Certificate of Elimination with respect to Series B Convertible Preferred Stock and Series C Convertible Preferred Stock		10-Q	February 14, 2023	001-15543
4.1	Form of Pre-Funded Warrant.		8-K	November 2, 2022	001-15543
4.2	Form of Common Warrant.		8-K	November 2, 2022	001-15543
4.3	For of Placement Agent Warrant.		8-K	November 2, 2022	001-15543
4.4	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.5	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.6	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.7	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.8	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.9	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.10	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.11	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.12	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.13	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.14	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended, restated and adopted by the stockholders on June 20, 2023.	X
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.		S-3	August 17, 2018	333-226905
10.22

Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.

			8-K	July 7, 2015	001-15543
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2022, between Carl Spana and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.28†	Employment Agreement, effective as of July 1, 2022, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.32	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.33†††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.34	Form of Securities Purchase Agreement, dated May 11, 2022, by and among Palatin Technologies, Inc., Pontifax Medison Finance (Israel) L.P. and Pontifax Medison Finance (Cayman) L.P.		10-Q	May 16, 2022	001-15543
10.35	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
10.36	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
10.37	Form of Securities Purchase Agreement, dated October 31, 2022, between Palatin Technologies, Inc. and the Purchasers named therein.		8-K	November 2, 2022	001-15543
10.38	Equity Distribution Agreement, dated April 20, 2018, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	April 20, 2018	001-15543
10.39	Equity Distribution Agreement, dated June 21, 2019, by and between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	June 21, 2019	001-15543
10.40	Equity Distribution Agreement, dated April 12, 2023, between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	April 12, 2023	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1§	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2§	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted as to certain portions of the exhibit, which portions are omitted and filed separately with the SEC.
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

§

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 and 32.2 hereto is deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PALATIN TECHNOLOGIES, INC.

By:	s/ Carl Spana
Carl Spana, Ph.D.
President and Chief Executive Officer
(principal executive officer)

Date: September 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 28, 2023
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 28, 2023
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 28, 2023
John K. A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 28, 2023
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 28, 2023
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 28, 2023
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 28, 2023
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 28, 2023
Anthony M. Manning

