Form 10-Q
period 2023-09-30
PALATIN TECHNOLOGIES INC
filed 2023-11-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 13, 2023): 13,737,137.

PALATIN TECHNOLOGIES, INC.

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	5
	Consolidated Balance Sheets as of September 30, 2023 and June 30, 2023	5
	Consolidated Statements of Operations for the Three Months Ended September 30, 2023 and 2022	6
	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficiency) Equity for the Three Months Ended September 30, 2023 and 2022	7
	Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2023 and 2022	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

Signatures		29

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

•	our ability to successfully commercialize Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) in the United States;

•	our ability to manage the infrastructure to successfully manufacture, through contract manufacturers, Vyleesi, and to successfully market and distribute Vyleesi in the United States;

•	our ability to meet post-marketing commitments of the U.S. Food and Drug Administration (“FDA”) for Vyleesi;

•	our expectations regarding the potential market size and market acceptance for Vyleesi for HSDD in the United States and elsewhere in the world;

•	our expectations regarding performance of our exclusive licensees of Vyleesi for the treatment of premenopausal women with HSDD, which is a type of female sexual dysfunction (“FSD”), including:

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

3

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,524,973	$7,989,582
Marketable securities	-	2,992,890
Accounts receivable	1,348,500	2,915,760
Inventories	1,598,251	526,000
Prepaid expenses and other current assets	1,333,733	1,897,281
Total current assets	9,805,457	16,321,513

Property and equipment, net	597,553	684,910
Right-of-use assets - operating leases	787,538	876,101
Other assets	56,916	56,916
Total assets	$11,247,464	$17,939,440

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current liabilities:
Accounts payable	$2,269,640	$4,303,527
Accrued expenses	7,152,271	6,511,059
Short-term operating lease liabilities	326,947	354,052
Short-term finance lease liabilities	107,805	106,392
Other current liabilities	3,752,850	3,856,800
Total current liabilities	13,609,513	15,131,830

Long-term operating lease liabilities	481,046	544,323
Long-term finance lease liabilities	18,527	46,014
Other long-term liabilities	2,027,400	2,083,200
Total liabilities	16,136,486	17,805,367

Commitments and contingencies (Note 12)

Stockholders’ (deficiency) equity:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows: Series A Convertible: authorized 4,030 shares as of September 30, 2023: issued and outstanding 4,030 shares as of September 30, 2023 and June 30, 2023	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares: issued and outstanding 11,946,646 shares as of September 30, 2023 and 11,656,714 shares as of June 30, 2023 (Note 1)	119,466	116,567
Additional paid-in capital	416,415,454	415,553,049
Accumulated deficit	(421,383,982)	(415,535,583)
Total stockholders’ (deficiency) equity	(4,889,022)	134,073
Total liabilities, and stockholders’ (deficiency) equity	$11,247,464	$17,939,440

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2023	2022

REVENUES
Product revenue, net	$2,105,977	$869,654

OPERATING EXPENSES
Cost of products sold	-	86,496
Research and development	5,014,630	6,027,031
Selling, general and administrative	3,200,244	3,508,798
Total operating expenses	8,214,874	9,622,325

Loss from operations	(6,108,897)	(8,752,671)

OTHER INCOME (EXPENSE)
Investment income	71,630	88,489
Foreign currency (loss) gain	159,750	418,376
Interest expense	(10,882)	(9,602)
Total other income (expense), net	220,498	497,263
NET LOSS	$(5,888,399)	$(8,255,408)

Basic and diluted net loss per common share	$(0.48)	$(0.86)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	12,170,699	9,634,684

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficiency) Equity
(unaudited)

Three Months Ended September 30, 2023
	Redeemable Convertible Preferred Stock					Stockholders' (Deficiency) Equity
	Series B		Series C			Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Escrowed Proceeds	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2023	-	$-	-	$-	$-	4,030	$40	11,656,714	$116,567	$415,553,049	$(415,535,583)	$134,073
Stock-based compensation	-	-	-	-	-	-	-	98,372	984	389,352	-	390,336
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	-	-	-	-	217,027	2,170	529,199	-	531,369
Net loss	-	-	-	-	-	-	-	-	-	-	(5,888,399)	(5,888,399)
Balance September 30, 2023	-	-	-	-	-	4,030	40	11,946,646	119,466	416,415,454	(421,423,982)	(4,889,022)

Three Months Ended September 30, 2022
	Redeemable Convertible Preferred Stock					Stockholders' (Deficiency) Equity
	Series B		Series C			Series A Convertible Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Escrowed Proceeds	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2022	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Stock-based compensation	-	-	-	-	-	-	-	19,600	196	436,681	-	436,877
Reverse stock split fractional shares	-	-	-	-	-	-		(43)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(8,255,408)	(8,255,408)
Balance September 30, 2022	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	4,030	40	9,290,504	92,905	404,605,503	(396,249,104)	8,449,344

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,888,399)	$(8,255,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,357	59,625
Decrease in right-of-use asset	88,563	91,734
Unrealized foreign currency transaction gain	(159,750)	(418,376)
Stock-based compensation	390,336	436,877
Changes in operating assets and liabilities:
Accounts receivable	1,567,260	(242,730)
Prepaid expenses and other assets	563,548	(172,401)
Inventories	(1,072,251)	86,496
Accounts payable	(2,033,887)	682,920
Accrued expenses	641,212	(758,375)
Operating lease liabilities	(90,382)	(91,682)
Net cash used in operating activities	(5,906,393)	(8,581,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	2,992,890	-
Purchases of property and equipment	-	(141,228)
Net cash provided by (used in) investing activities	2,992,890	(141,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(56,401)	(24,731)
Proceeds from the sale of common stock and warrants, net of costs	531,369	-
Payment of finance lease obligations	(26,074)	-
Net cash provided by (used in) financing activities	448,894	(24,731)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,464,609)	(8,747,279)

CASH AND CASH EQUIVALENTS, beginning of period	7,989,582	29,939,154

CASH AND CASH EQUIVALENTS, end of period	$5,524,973	$21,191,875

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$10,882	$9,602

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

Business Risks and Liquidity –The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2023 of $421,423,982 and a net loss for the three months ended September 30, 2023 of $5,888,399, and the Company anticipates incurring significant expenses in the future as a result of spending on developing marketing and distribution capabilities for Vyleesi in the United States and spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2023, the Company’s cash and cash equivalents were $5,524,973 and current liabilities were $13,609,513. Management intends to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on our available cash and cash equivalents including the $4,573,948 raised in October 2023 (see Note 14), management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash, cash equivalents and marketable securities as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the first half of calendar year 2024.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2023, may not necessarily be indicative of the results of operations expected for the full fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2023, and 2022 and for the fiscal years then ended.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $3,166,343 in a money market account at September 30, 2023, and $5,789,218 in a money market account and treasury bills at June 30, 2023.

Marketable Securities - The Company’s marketable securities consist of debt securities with original maturities of greater than 90 days that are classified as available for sale securities.

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

Inventories– Inventory is stated at the lower of cost or net realizable value, with cost being determined on a first-in, first-out basis.

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

Notes to Consolidated Financial Statements

The Company has elected not to recognize an ROU asset and obligation for leases with an initial term of 12 months or less. The expense associated with short-term leases is included in selling, general and administrative expenses in the statements of operations. To the extent a lease arrangement includes both lease and non-lease components, the Company has elected to account for the components as a single lease component.

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

Gross product sales offset by product sales allowances for the three months ended September 30, 2023, and 2022 are as follows:

	Three Months Ended September 30,
	2023	2022

Gross product sales	$4,587,150	$2,292,450
Product sales allowances and accruals	(2,481,173)	(1,422,796)
Net sales	$2,105,977	$869,654

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

For the three months ended September 30, 2023, and 2022, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three months ended September 30, 2023, and 2022 was 4,519,682 and 2,829,183, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 and 344,180 vested restricted stock units that had not been issued as of September 30, 2023, and 2022, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(4) NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires an entity to measure and recognize expected credit losses for certain financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This update to the standard requires immediate recognition of credit losses expected to occur over the remaining life of many financial instruments. The Company adopted ASU 2016-13 as of July 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the quarter ended September 30, 2023.

(5) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

The Company has Vyleesi manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device; Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”); and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

On September 29, 2020, the Company and Catalent entered into an agreement to terminate a prior agreement (the “Original Catalent Agreement”) with Catalent (the “Catalent Termination Agreement”) in consideration for a one-time payment of six million euros (€6,000,000) which was paid in October 2020 and accrued as part of the estimated losses on inventory purchase commitments.

The Company and Catalent then entered into a new Vyleesi manufacturing agreement (the “Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 12) as compared to the Original Catalent Agreement and modification of other financial terms. The Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the Catalent Agreement. The initial term of the Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters (see Note 12).

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

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for. As a result, the Company recorded a gain on the purchase commitment of $1,027,322 upon the reversal of the accrual in the three months ended December 31, 2022. (see Note 12).

(6) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the Fosun License Agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company is entitled to receive a $7,500,000 milestone payment when regulatory approval in China is obtained, provided that a commercial supply agreement for Vyleesi has been entered into. The Company has the potential to receive up to $92,500,000 in additional sales related milestone payments and high single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Fosun.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(7) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the Kwangdong License Agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company is entitled to receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Company has the potential to receive up to $37,500,000 in additional sales related milestone payments and mid-single-digit to low double-digit royalties on net sales in the licensed territory. All development, regulatory, sales, marketing, and commercial activities and associated costs in the licensed territory will be the sole responsibility of Kwangdong.

(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	June 30,
	2023	2023
Clinical / regulatory costs	$140,222	$141,512
Insurance premiums	201,629	342,645
Vyleesi contractual advances	261,989	816,750
Other	729,893	596,374
	$1,333,733	$1,897,281

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2023:
Cash equivalents - Money market funds	$3,166,343	$3,166,343	$-	$-
June 30, 2023:
Cash equivalents - Money market funds	$2,808,598	$2,808,598	-	-
Cash equivalents - Treasury bill	2,980,620	2,980,620	-	-
Marketable securities - Treasury bill	2,992,890	2,992,890	-	-
Total	$8,782,108	$8,782,108	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(10) INVENTORIES

Inventories consist of raw materials and work-in-process related to Vyleesi. The following table summarizes the components of inventories:

	September 30, 2023	June 30, 2023

Raw materials	$583,988	$526,000
Work-in-process	1,014,263	-
	$1,598,251	$526,000

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2023	2023
Clinical / regulatory costs	$4,088,584	$2,960,126
Other research related expenses	120,949	121,121
Professional Services	65,640	339,258
Personnel costs	506,300	1,563,847
Selling expenses	1,465,400	1,266,653
Inventory purchases	688,918	-
Other	216,480	260,054
	$7,152,271	$6,511,059

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - The Company has certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi.

The following table summarizes the contractual obligations under the New Catalent Agreement, Yposmed Agreement, and Lonza Agreement as of September 30, 2023:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$6,711,100	$4,683,700	$2,027,400	$-

As of September 30, 2023, the Company has $3,752,850 and $2,027,400 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2023, $3,856,800 and $2,083,200 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(13) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

Series B and C Redeemable Convertible Preferred Stock – On May 11, 2022, Palatin entered into a securities purchase agreement with institutional investors, and on May 12, 2022, Palatin issued and sold 8,100,000 shares of Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) and 900,000 shares of Series C Redeemable Convertible Preferred Stock (“Series C Preferred Stock”). Each share of Series B Preferred Stock and Series C Preferred Stock had a purchase price of $1.67. The investors in the Series B Preferred Stock and Series C Preferred Stock also received warrants to purchase up to 66,666 shares of common stock at an exercise price of $12.50 per share, which expire 48 months following issuance. Total gross proceeds from the offering, before expenses, was $15,000,000 which was deposited in an escrow account. The escrowed proceeds were presented as a deduction to the Series B Preferred Stock and Series C Preferred Stock on the Company’s consolidated balance sheet. In November 2022, the investors provided the Company with Notices of Redemption, electing to have the Series B Preferred Stock and Series C Preferred Stock redeemed in cash. Accordingly, the Company and investors directed the escrow agent for the escrow account to release $15,750,000 to the investors, comprising the total gross proceeds from the offering of $15,000,000 and a fee of $750,000.

Given that the fee and other costs were not refundable to the Company as of June 30, 2022, regardless of the election selected by the investors, the $750,000 fee, the fair value of the warrants ($234,443), and other costs of $150,995 were recorded as expenses within selling, general and administrative expenses during the year ended June 30, 2022.

The Company called a meeting of stockholders on June 24, 2022, to seek approval of, among other things, an amendment to its certificate of incorporation authorizing a reverse stock split. Except as otherwise required by law, holders of the Series B Preferred Stock and Series C Preferred Stock were entitled to vote only on the reverse stock split and any adjournment of the meeting relating to the reverse stock split. The Company’s common stock, outstanding Series A Convertible Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock voted as a single class on an as-if converted basis. The holders of Series B Preferred Stock had votes equal to the number of shares of common stock into which the Series B Preferred Stock is convertible. The holders of Series C Preferred Stock were entitled to 20,000 votes per share of common stock into which the Series C Preferred Stock is convertible but could only vote in the same proportion as the shares of common stock, Series A Convertible Preferred Stock, and Series B Preferred Stock were voted on the reverse stock split or any adjournment of the stockholder meeting relating thereto. The holders of the Series B Preferred Stock agreed to vote in favor of the reverse stock split, which was approved and ultimately became effective on August 30, 2022.

Series A Convertible Preferred Stock – As of June 30, 2023, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of September 30, 2023, the Series A Conversion Price was $113.18, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.66 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of September 30, 2023. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

On April 12, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2023 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $50.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission.

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Three Months Ended September 30, 2023		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds
Gross proceeds	217,027	$547,803	721,061	$1,744,542
Fees	-	(16,434)	-	(52,336)
Expenses	-	-	-	(126,800)
Net proceeds	217,027	$531,369	721,061	$1,565,406

As of September 30, 2023, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
November 2022 Common Warrants	1,818,182	$5.83	May 2, 2028
November 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027

Stock Options – For the three months ended September 30, 2023, and 2022, the Company recorded stock-based compensation related to stock options of $205,317 and $260,957, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2023	1,550,600	$8.27	8.4

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding - September 30, 2023	1,550,600	$8.27	8.1	$-

Exercisable at September 30, 2023	550,973	$14.31	6.2	$-

Expected to vest at September 30, 2023	999,627	$4.94	9.2	$-

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

Included in the outstanding options in the table above are 318,813 and 57,999 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020, 2021, 2022 and 2023. Grants in June 2020, 2021, 2022 and 2023 were 87,303, 95,167, 60,566, and 238,838, respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2027, relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

Restricted Stock Units – For the three months ended September 30, 2023, and 2022, the Company recorded stock-based compensation related to restricted stock units of $185,019 and $175,920, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2023	987,521
Granted	-
Forfeited	(2,302)
Vested	(98,372)
Outstanding at September 30, 2023	886,847

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of September 30, 2023, due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 217,833 and 37,116 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2020, 2021, 2022, and 2023. Grants in June 2020, 2021, 2022, and 2023 were 52,679, 22,343, 40,707, and 152,432 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026, relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

In connection with the vesting of restricted share units during the three months ended September 30, 2023, the Company withheld 25,467 shares, with aggregate value $56,401, in satisfaction of minimum tax withholding obligations.

(14) SUBSEQUENT EVENTS

On October 20, 2023, the Company entered into a securities purchase agreement (the “October 2023 Purchase Agreement”) with a certain institutional investor, to sell in a registered direct offering (the “October 2023 RD Offering”), an aggregate of (i) 1,325,000 shares of common stock, $0.01 par value per share (the “October 2023 Shares”), of the Company and (ii) pre-funded warrants (the “October 2023 Pre-Funded Warrants”) to purchase up to 1,033,491 shares of the Company’s common stock (the “October 2023 Pre-Funded Warrant Shares”). The October 2023 Purchase Agreement also provides that the Company will issue unregistered warrants (the “October 2023 Private Warrants”) to purchase up to 2,358,491 shares of the Company’s common stock (the “October 2023 Private Warrant Shares”) in a concurrent private placement (the “October 2023 Private Offering” and together with the October 2023 RD Offering, the “October 2023 Offering”). The October 2023 Shares and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.12. The October 2023 Pre-Funded Warrants and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.1199. The October 2023 Offering closed on October 24, 2023.

The October 2023 Private Warrants will be exercisable on the six-month anniversary of issuance for a period of five and one-half years from the issuance date, at an exercise price equal to $2.12 per October 2023 Private Warrant Share. The October 2023 Private Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the October 2023 Private Warrant Shares issuable upon exercise of the October 2023 Private Warrants to or by the holder of such October 2023 Private Warrants is not in effect, on a cashless basis.

The October 2023 Pre-Funded Warrants have an exercise price of $0.0001 per October 2023 Pre-Funded Warrant Share, are exercisable upon issuance, and will expire when exercised in full. There is no established public trading market for the October 2023 Pre-Funded Warrants and the Company does not intend to list the October 2023 Pre-Funded Warrants on any national securities exchange or nationally recognized trading system.

The net proceeds from the October 2023 Offering, after deducting the placement agent fees and offering expenses, were $4,573,948.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2023.

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Quarterly Report immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2023, as well as any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2023, have not changed during the three months ended September 30, 2023. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, and stock-based compensation are the most critical.

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

Results of Operations

Three Months Ended September 30, 2023, Compared to the Three Months Ended September 30, 2022:

Revenues – For the three months ended September 30, 2023, and 2022, we recognized $2,105,977 and $869,654 in product revenue, net of allowances, respectively. The increase in net revenue was a result of increased sales volume of 100% and reduced product sales allowances as a percentage of gross sales during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Cost of Products Sold – Cost of products sold was $86,496 for the three months ended September 30, 2022, compared to no cost of products sold, as a result of the sale of fully reserved inventory, for the three months ended September 30, 2023.

Research and Development – Research and development expenses were $5,014,630 and $6,027,031 for the three months ended September 30, 2023, and 2022. The decrease for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, was related to the overall decrease in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $3,459,587 and $4,363,183 for the three months ended September 30, 2023, and 2022, respectively. The decrease was primarily related to a decrease in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,555,043 and $1,663,848 for the three months ended September 30, 2023, and 2022, respectively. The decrease in general research and development spending for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, is primarily attributable to a decrease in compensation related expenses.

Cumulative spending from inception to September 30, 2023, was approximately $311,900,000 on our Vyleesi program and approximately $216,600,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2023, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,200,244 and $3,508,798 for the three months ended September 30, 2023, and 2022, respectively.  The decrease in selling, general and administrative expenses for the three months ended September 30, 2023, and 2022 was primarily attributable to a decrease to $1,109,501 from $1,246,567, respectively, of selling expenses related to Vyleesi, and a decrease in compensation cost.

Other Income (Expense) – Total other income, net was $220,498 and $497,263 for the three months ended September 30, 2023, and 2022, respectively.  For the three months ended September 30, 2023, we recognized investment income of $71,630 and unrealized foreign currency gain of $159,750, offset by $10,882 of interest expense.  For the three months ended September 30, 2022, we recognized investment income of $88,489 and unrealized foreign currency gain of $418,376 offset by $9,602 of interest expense.  The decrease in other income (expense) for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was the result of a decrease in unrealized foreign currency gains.

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

During the three months ended September 30, 2023, net cash used in operating activities was $5,906,393 compared to $8,581,920 for the three months ended September 30, 2022. The decrease in cash used in operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily related to a decrease in net loss offset by working capital changes.

During the three months ended September 30, 2023, net cash provided by investing activities was $2,992,890 compared to cash used in investing activities of $141,228 for the three months ended September 30, 2022.  The increase was primarily related to the maturity of marketable securities.

During the three months ended September 30, 2023, net cash provided by financing activities was $448,894, which consisted of proceeds from the sale of common stock of $531,369, offset by $56,401 for payment of withholding taxes related to restricted stock units and $26,704 for payment of finance lease obligations.  During the three months ended September 30, 2022, net cash used in financing activities was $24,731, which consisted of payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to develop the capability to market and distribute Vylessi in the United States and to complete our planned product development efforts. Continued operations are dependent upon our ability to generate future income from sales of Vylessi in the United States and from existing licenses, including royalties and milestones, to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of September 30, 2023, our cash and cash equivalents were $5,524,973, and our current liabilities were $13,609,513.

Our obligations include aggregate lease obligations of $434,752 for the year ending September 30, 2024, and $499,573 for the years ending September 30, 2025, 2026 and 2027, and aggregate inventory purchase commitments of $5,780,250 which include $3,752,850 in current liabilities as of September 30, 2023, and $2,027,400 included in other long-term liabilities.

We intend to utilize existing capital resources for general corporate purposes and working capital requirements, including establishing marketing and distribution capabilities for Vyleesi in the United States and we intend to utilize existing capital resources for general corporate purposes and working capital, including establishing marketing and distribution capabilities for Vyleesi in the United States and preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our available cash and cash equivalents as of September 30, 2023, and the $4,573,948 raised in October 2023, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the first half of the calendar year 2024.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, current economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2024 and beyond.

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2023.

We are currently not in compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance that we [submitted] to NYSE Regulation may result in the delisting of our common stock.

Palatin received a notice from the staff of NYSE American LLC (the “Exchange”) that Palatin was not in compliance with the Exchange’s continued listing standards under Section 1003(a)(i) and (ii) of the NYSE American Company Guide. Section 1003(a)(i) requires a listed company to have stockholders’ equity $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Palatin is now subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. Palatin had until November 9, 2023, to submit a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by April 10, 2025.

Palatin has timely delivered a Plan to the Exchange.  If the Exchange accepts the Plan, Palatin will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Plan is not accepted by the Exchange, the notice stated that delisting proceedings will commence. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

There can be no assurance that the Exchange will accept the Plan, or that Palatin will be able to meet milestones set forth in the Plan between now and April 10, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 25,467 shares of common stock were withheld during the three months ended September 30, 2023, at the direction of the employees and as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
July 1, 2023 through July 31, 2023	-	$-	-	-
August 1, 2023 through August 31, 2023	25,467	2.21		-
September 1, 2023 through September 30, 2023	-	-	-	-
Total	-	$-	-	-

(1)	Consists solely of 25,467 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543
4.1	Form of October 24, 2023 Private Warrant.		8-K	October 24, 2003	001-15543
4.2	Form of October 24, 2023 Placement Agent Warrant.		8-K	October 24, 2023	001-15543
4.3	Form of October 24, 2023 Pre-Funded Warrant.		8-K	October 24, 2023	001-15543
10.1	Form of Securities Purchase Agreement, dated October 20, 2023, between the Company and the Purchasers named therein.		8-K	October 24, 2023	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2023	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2023	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

