Form 10-Q
period 2023-12-31
PALATIN TECHNOLOGIES INC
filed 2024-02-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 13, 2024): 16,136,640

PALATIN TECHNOLOGIES, INC. Table of Contents

		Page

PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets as of December 31, 2023 and June 30, 2023	5
	Consolidated Statements of Operations for the Three and Six Months Ended December 31, 2023 and 2022	6
	Consolidated Statements of Changes in Stockholders Deficiency for the Three and Six Months Ended December 31, 2023	7
	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders Equity for the Three and Six Months Ended December 31, 2022	8
	Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2023 and 2022	9
	Notes to Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27

PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

Signatures		50

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

•

the ability of Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) from us, to increase sales and make sales-based milestone payments to Palatin;

•	the results of clinical trials with our late-stage products, including

o

PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which entered Phase 3 clinical trials in the fourth quarter of calendar year 2021, with top line results from the first Phase 3 clinical trial to be announced in the second half of February, 2024;

o	PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022; and

o	a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

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

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies;

•	our ability to timely recognize and identify any material weaknesses in our accounting controls and procedures; and

•	our ability to remain listed on the NYSE American stock exchange.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,485,252	$7,989,582
Marketable securities	-	2,992,890
Accounts receivable	2,346,163	2,915,760
Inventories	-	526,000
Prepaid expenses and other current assets	413,954	1,897,281
Total current assets	12,245,369	16,321,513

Property and equipment, net	550,465	684,910
Right-of-use assets - operating leases	702,003	876,101
Other assets	56,916	56,916
Total assets	$13,554,753	$17,939,440

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$1,593,476	$4,303,527
Accrued expenses	5,614,247	6,511,059
Short-term operating lease liabilities	363,718	354,052
Short-term finance lease liabilities	99,912	106,392
Other current liabilities	3,528,050	3,856,800
Total current liabilities	11,199,403	15,131,830

Long-term operating lease liabilities	357,744	544,323
Long-term finance lease liabilities	-	46,014
Other long-term liabilities	1,106,700	2,083,200
Warrant liabilities	11,852,232	1,850,544
Total liabilities	24,516,079	19,655,911

Commitments and contingencies (Note 13)

Contingently redeemable warrants	423,100	263,400

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of December 31, 2023: issued and outstanding 4,030 shares as of December 31, 2023 and June 30, 2023	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 14,305,137 shares as of December 31, 2023 and 11,656,714 shares as of June 30, 2023	143,051	116,567
Additional paid-in capital	413,552,953	409,933,959
Accumulated deficit	(425,080,470)	(412,030,437)
Total stockholders’ deficiency	(11,384,426)	(1,979,871)
Total liabilities and stockholders’ deficiency	$13,554,753	$17,939,440

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

REVENUES
Product revenue, net	$2,034,113	$1,026,416	$4,140,090	$1,896,070

OPERATING EXPENSES
Cost of products sold	97,637	98,707	97,637	185,203
Research and development	5,554,200	4,367,538	10,568,830	10,394,569
Selling, general and administrative	3,032,613	3,174,344	6,232,857	6,683,142
Gain on sale of Vyleesi	(7,823,482)	-	(7,823,482)	-
Gain on purchase commitment	-	(1,027,322)	-	(1,027,322)
Total operating expenses	860,968	6,613,267	9,075,842	16,235,592

Income (loss) from operations	1,173,145	(5,586,851)	(4,935,752)	(14,339,522)

OTHER INCOME (EXPENSE)
Investment income	62,026	186,473	133,656	274,962
Foreign currency (loss) gain	(306,697)	(693,231)	(146,947)	(274,855)
Interest expense	(1,605)	(5,487)	(12,487)	(15,089)
Offering expenses	(696,912)	(1,115,765)	(696,912)	(1,115,765)
Change in fair value of warrant liabilities	(8,073,991)	5,247,308	(7,391,591)	5,247,308
Total other income (expense), net	(9,017,179)	3,619,298	(8,114,281)	4,116,561

(Loss) Income before income taxes	(7,844,034)	(1,967,553)	(13,050,033)	(10,222,961)
Income tax benefit	-	4,674,999	-	4,674,999
NET (LOSS) INCOME	$(7,844,034)	$2,707,446	$(13,050,033)	$(5,547,962)

Basic and diluted net (loss) income per common share	$(0.56)	$0.25	$(0.99)	$(0.54)
Weighted average number of common shares outstanding used in computing basic and diluted net (loss) income per common share	14,097,757	10,802,863	13,134,228	10,215,616

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ (Deficiency) Equity
(unaudited)

Three Months Ended December 31, 2023
		Stockholders' (Deficiency) Equity
		Series A Convertible Preferred Stock		Common Stock
	Contingently Redeemable Warrants	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance September 30, 2023	$263,400	4,030	$40	11,946,646	$119,466	$410,796,364	$(417,236,436)	$(6,320,566)
Stock-based compensation	-	-	-	-	-	549,971	-	549,971
Conversion of liability classified warrants upon warrant exercise	-	-	-	2,358,491	23,585	2,366,318	-	2,389,903
Reclassification of contingently redeemable warrants	159,700	-	-	-	-	(159,700)	-	(159,700)
Net loss	-	-	-	-	-	-	(7,844,034)	(7,844,034)
Balance December 31, 2023	423,100	4,030	40	14,305,137	143,051	413,552,953	(425,080,470)	(11,384,426)

Six Months Ended December 31, 2023
		Stockholders' (Deficiency) Equity
		Series A Convertible Preferred Stock		Common Stock
	Contingently Redeemable Warrants	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2023	$263,400	4,030	$40	11,656,714	$116,567	$409,933,959	$(412,030,437)	(1,979,871)
Stock-based compensation	-	-	-	98,372	984	939,323	-	940,307
Withholding taxes related to restricted stock units	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	217,027	2,170	529,199	-	531,369
Conversion of liability classified warrants upon warrant exercise	-	-	-	2,358,491	23,585	2,366,318	-	2,389,903
Reclassification of contingently redeemable warrants	159,700	-	-	-	-	(159,700)	-	(159,700)
Net loss	-	-	-	-	-	-	(13,050,033)	(13,050,033)
Balance December 31, 2023	423,100	4,030	40	14,305,137	143,051	413,552,953	(425,080,470)	(11,384,426)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders Equity
(unaudited)

Three Months Ended December 31, 2022
		Redeemable Convertible Preferred Stock					Stockholders' Equity
	Contingently Redeemable	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance September 30, 2022	$-	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,290,504	$92,905	$404,605,503	$(396,249,104)	$8,449,344
Stock-based compensation	-	-	-	-	-	-	-	-	64,462	645	618,059	-	618,704
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	-	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	-	1,020,000	10,200	155,154	-	165,354
Reclassification of contingently redeemable warrants	263,400										(263,400)		(263,400)
Net loss	-	-	-	-	-	-	-	-	-	-	-	2,707,446	2,707,446
Balance December 31, 2022	$263,400	-	$-	$-	$-	$-	4,030	$40	10,354,498	$103,545	$404,969,459	$(393,541,658)	$11,531,386

Six Months Ended December 31, 2022
		Redeemable Convertible Preferred Stock					Stockholders' Equity
	Contingently Redeemable	Series B		Series C		Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	-	8,100,000	13,500,000	900,000	1,500,000	(15,000,000)	4,030	40	9,270,947	92,709	404,168,822	(387,993,696)	16,267,875
Cumulative effect of accounting change	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	84,062	841	1,054,740	-	1,055,581
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	-	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	-	1,020,000	10,200	155,154	-	165,354
Reverse stock split fractional shares	-	-	-	-	-	-	-	-	(43)	-	-	-	-
Reclassification of contingently redeemable warrants	263,400	-	-	-	-	-	-	-	-	-	(263,400)		(263,400)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(5,547,962)	(5,547,962)
Balance, December 31, 2022	$263,400	-	$-	-	$-	$-	4,030	$40	10,354,498	$103,545	$404,969,459	$(393,541,658)	$11,531,386

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,050,033)	$(5,547,962)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	172,060	129,403
Decrease in right-of-use asset	174,098	184,736
Unrealized foreign currency transaction gain	146,947	274,855
Stock-based compensation	940,307	1,055,581
Change in fair value of liability classified warrants	7,391,591	(5,247,308)
Gain on sale of Vyleesi	(7,823,482)	-
Gain on purchase commitment	-	(1,027,322)
Changes in operating assets and liabilities:
Accounts receivable	569,597	(26,970)
Other receivables	-	(4,674,999)
Prepaid expenses and other assets	1,047,164	(194,776)
Inventories	(1,154,355)	185,203
Accounts payable	(2,710,051)	(2,373,682)
Accrued expenses	(896,812)	(809,395)
Operating lease liabilities	(176,913)	(184,629)
Other liabilities	(1,012,197)	-
Net cash used in operating activities	(16,382,079)	(18,257,265)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	2,992,890	-
Proceeds from sale of Vyleesi	9,500,000	-
Purchases of property and equipment	(37,615)	(264,656)
Net cash provided by (used in) investing activities	12,455,275	(264,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(56,401)	(146,062)
Proceeds from the sale of common stock and warrants,	5,531,266	9,961,462
Payment of finance lease obligations	(52,494)	(49,794)
Proceeds from exercise of warrants	103	-
Net cash provided by financing activities	5,422,474	9,765,606

NET DECREASE IN CASH AND CASH EQUIVALENTS	1,495,670	(8,756,315)

CASH AND CASH EQUIVALENTS, beginning of period	7,989,582	29,939,154

CASH AND CASH EQUIVALENTS, end of period	$9,485,252	$21,182,839

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$12,487	$15,089
Conversion of liability classified warrants upon warrant exercise	2,389,903	-

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

The Company’s prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women.  As disclosed in Note 5, this product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”) on December 19, 2023.

The Company’s new product development activities focus primarily on MC1r agonists, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1r agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2023 of $425,080,470 net loss for the three and six months ended December 31, 2023 of $7,844,034 and $13,050,033, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2023, the Company’s cash and cash equivalents were $9,485,252 and current liabilities were $11,199,403. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Based on our available cash and cash equivalents as of December 31, 2023 and $9,224,056 received in February 2024, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash, cash equivalents and marketable securities as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second half of calendar year 2024.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Company may receive contingent, sales-based milestone payments of up to $159 million on sales of Vyleesi by Cosette and its licensees.

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

 (2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2023, may not necessarily be indicative of the results of operations expected for the full fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2023 and 2022 and for the fiscal years then ended.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements - The Company has revised certain prior period amounts on the consolidated financial statements to correct a misstatement with respect to improperly classifying warrants as equity instead of as a warrant liability that is adjusted to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity. The Company recorded an adjustment to record a liability for the warrants of $1,850,544 million as of June 30, 2023, and adjusted contingently redeemable warrants for $263,400, decreased additional paid-in capital for $5,619,090 and increased accumulated deficit for $3,505,146.

The Company also recorded a gain of $5,247,308 as a result in the change in fair value of the warrant liabilities offset by $1,115,765 of offering expenses for the three and six months ended December 31, 2022.  As a result of these adjustments, the cash flow from operations decreased by $852,345 and cash flows from financing activities increased by $852,345 for the six months ended December 31, 2022.

The Company has assessed the impact of improperly classifying the warrants within equity rather than as a warranty liability that is adjusted through charges or credits to the income statement to reflect changes in the fair value of the warrants, and determined the impact is not material, quantitatively or qualitatively, to any prior period impacted. Accordingly, the Company will adjust prior periods as those financial statements are presented for comparative purposes in future filings.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $8,463,019 in a money market account at December 31, 2023, and $5,789,218 in a money market account and treasury bills at June 30, 2023.

Marketable Securities - The Company’s marketable securities consist of debt securities with original maturities of greater than 90 days that are classified as available for sale securities.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, marketable securities, accounts receivable, accounts payable and warrants. Management believes that the carrying values of cash equivalents, accounts receivable, accounts payable and warrants are representative of their respective fair values based on the short-term nature of these instruments.

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

Product revenues consist of sales of Vyleesi in the United States. The Company sold Vyleesi to specialty pharmacies at the wholesale acquisition cost and payment is currently made within approximately 30 days.

The Company records product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Product sales are also subject to return rights, which have not been significant to date.

Gross product sales offset by product sales allowances for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022

Gross product sales	$4,288,003	$2,616,090	$8,875,153	$4,908,540
Product sales allowances and accruals	(2,253,890)	(1,589,674)	(4,735,063)	(3,012,470)
Net sales	$2,034,113	$1,026,416	$4,140,090	$1,896,070

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

For the three months ended December 31, 2023, and 2022, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three months ended December 31, 2023, and 2022 was 6,595,422 and 3,429,015, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 vested restricted stock units that had not been issued as of December 31, 2023 and 2022, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(4) NEW AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires an entity to measure and recognize expected credit losses for certain financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This update to the standard requires immediate recognition of credit losses expected to occur over the remaining life of many financial instruments. The Company adopted ASU 2016-13 as of July 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the six months ended December 31, 2023.

(5) ASSET PURCHASE AGREEMENT

On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating manufacturing and distribution of Vyleesi.  The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights.  In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records.  The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, and sales-based milestone payments of up to $159,000,000. The closing of the transaction took place simultaneously with the signing of the Purchase Agreement.   As a result of the transaction, the Company recorded a gain of $7,823,482 on the sale of Vyleesi for the three and six months ended December 31, 2023.

The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties.

The parties have also entered into a transition service agreement pursuant to which the Company will provide certain transition services to Cosette for a period time and the Company will be reimbursed for the costs of the transition services.

The Company is also eligible to receive regulatory approval milestones associated previous licensing of Vyleesi to Fosun for China (see Note 7) and Kwangdong for the Republic of Korea (“Korea)” (See Note 8).

(6) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

The Company has agreed to transfer to Cosette it’s right, title and interest in contracts and agreements to manufacture Vyleesi, including manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device; Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”); and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

In September 2020, the Company and Catalent entered into a new Vyleesi manufacturing agreement (the “Catalent Agreement”) which includes reduced minimum annual purchase requirements (see Note 13) as compared to the original Catalent agreement and modified other financial terms. The Catalent Agreement provides that Catalent will provide manufacturing and supply services to Palatin related to production of Vyleesi, including that Catalent will supply specified minimums of Palatin’s requirements for Vyleesi during the term of the Catalent Agreement through August 21, 2025, unless earlier terminated in accordance with the terms of the Catalent Agreement. The initial term of the Catalent Agreement will be automatically extended for one 24-month period unless either party notifies the other of its desire to terminate as of the end of the initial term. The Catalent Agreement also includes customary terms and conditions relating to forecasting and minimum commitments, ordering, delivery, inspection and acceptance, and termination, among other matters (see Note 13).

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

The term of the Lonza Agreement was set to expire on December 31, 2022. In November 2022, Lonza and the Company amended the Lonza Agreement to extend contract peptide manufacturing services until June 30, 2024. The Company intends to seek to extend contract peptide manufacturing services with Lonza past June 30, 2024, and is also actively evaluating potential new contract manufacturers. Establishing a new contractual relationship and establishing and validating manufacturing in a manner that complies with FDA regulations is a time-consuming and costly process. The amendment reduced certain minimum purchase commitments that were previously accrued for. As a result, the Company recorded a gain on the purchase commitment of $1,027,322 upon the reversal of the accrual in the three months ended December 31, 2022 (see Note 13).

(7) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the Fosun License Agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. The Company has agreed to assign the Fosun License Agreement to Cosette, provided that the Company retains the right to receive a $7,500,000 milestone payment upon regulatory approval in China.

(8) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the Kwangdong License Agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company has agreed to assign the Kwangdong License Agreement to Cosette, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea.

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2023	2023
Clinical / regulatory costs	$126,188	$141,512
Insurance premiums	166,284	342,645
Vyleesi contractual advances	-	816,750
Other	121,482	596,374
	$413,954	$1,897,281

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2023:
Cash equivalents - Money market funds	$8,463,019	$8,463,019	$-	$-
June 30, 2023:
Cash equivalents - Money market funds	$2,808,598	$2,808,598	-	-
Cash equivalents - Treasury bill	2,980,620	2,980,620	-	-
Marketable securities - Treasury bill	2,992,890	2,992,890	-	-
Total	$8,782,108	$8,782,108	$-	$-

(11) INVENTORIES

Inventories consist of raw materials and work-in-process related to Vyleesi. The following table summarizes the components of inventories:

	December 31,	June 30,
	2023	2023

Raw materials	$-	$526,000
Finished goods	-	-
	$-	$526,000

(12) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2023	2023
Clinical / regulatory costs	$2,227,530	$2,960,126
Other research related expenses	136,761	121,121
Professional Services	188,623	339,258
Personnel costs	-	1,563,847
Selling expenses	2,983,090	1,266,653
Other	78,243	260,054
	$5,614,247	$6,511,059

(13) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - The Company has certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi.

The following table summarizes the contractual obligations under the New Catalent Agreement, Ypsomed Agreement, and Lonza Agreement as of December 31, 2023:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$5,188,100	$4,081,400	$1,106,700	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2023, the Company has $3,528,050 and $1,106,700 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2023, $3,856,800 and $2,083,200 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(14) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

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

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock – As of June 30, 2023, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of December 31, 2023, the Series A Conversion Price was $87.85, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.14 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of December 31, 2023. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On October 20, 2023, the Company entered into a securities purchase agreement (the “October 2023 Purchase Agreement”) with a certain institutional investor, to sell in a registered direct offering (the “October 2023 RD Offering”), an aggregate of (i) 1,325,000 shares of common stock, $0.01 par value per share (the “October 2023 Shares”), of the Company and (ii) pre-funded warrants (the “October 2023 Pre-Funded Warrants”) to purchase up to 1,033,491 shares of the Company’s common stock (the “October 2023 Pre-Funded Warrant Shares”). The October 2023 Purchase Agreement also provides that the Company will issue unregistered warrants (the “October 2023 Private Warrants”) to purchase up to 2,358,491 shares of the Company’s common stock (the “October 2023 Private Warrant Shares”) in a concurrent private placement (the “October 2023 Private Offering” and together with the October 2023 RD Offering, the “October 2023 Offering”). The October 2023 Shares and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.12. The October 2023 Pre-Funded Warrants and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.1199. The October 2023 Offering closed on October 24, 2023.

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

The October 2023 Pre-Funded Warrants have an exercise price of $0.0001 per October 2023 Pre-Funded Warrant Share, were exercisable upon issuance, and have been exercised in full. There is no established public trading market for the October 2023 Pre-Funded Warrants and the Company does not intend to list the October 2023 Pre-Funded Warrants on any national securities exchange or nationally recognized trading system.  During the three months ended December 31, 2023, the institutional investor exercised the outstanding Pre-Funded Warrants to purchase 1,033,491 shares of the Company’s common stock.

The net proceeds from the October 2023 Offering, after deducting the placement agent fees and offering expenses, were $4,573,948.

On October 31, 2022, the Company entered into a securities purchase agreement with a certain institutional investor to sell, in a registered direct offering (the “October 2022 RD Offering”), an aggregate of (i) 1,020,000 shares of the Company’s common stock, (ii) prefunded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to 798,182 shares of the Company’s common stock, and (iii) common stock warrants (the “October 2002 Common Warrants”) to purchase up to 1,818,182 shares of the Company’s common stock. Each share of common stock was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.50. Each October 2022 Pre-Funded Warrant was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.4999. The Offering was completed on November 2, 2022.

The October 2022 Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance and will expire five and one-half years from the date of issuance. The October 2022 Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable upon issuance, and have been exercised in full. The October 2022 Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the October 2022 Common Warrants to or by the holder of such October 2022 Common Warrants is not in effect, on a cashless basis. During the year ended June 30, 2023, the institutional investor exercised the outstanding October 2022 Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The proceeds from the October 2022 Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were $9,109,117.

The private warrants and common warrants meet the definition of a derivative instrument under ASC Subtopic 815-40 and are reported as liabilities at December 31, 2023 and June 30, 2023 since the warrants do not meet the criteria for equity classification. Therefore, we report these warrants at their fair value on our balance sheets with changes in the fair value of the warrants recorded as a non-cash charge or gain in the consolidated statements of operations.

The placement agent warrants were issued to non-employees in exchange for services related to the offering are accounting for in accordance ASC 718 which requires the fair value of the warrants to be recognized as an offering expense.  The placement agent warrants contain certain contingent cash settlement features that are not probable of occurring and not within the control of Company, therefore the placement agent warrants are classified out of permanent equity.

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

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Three Months Ended December 31, 2023		Six Months Ended December 31, 2023		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	-	$-	217,027	$547,803	721,061	$1,744,542
Fees	-	-	-	(16,434)	-	(52,336)
Expenses	-	-	-	-	-	(126,800)
Net proceeds	-	$-	217,027	$531,369	721,061	$1,565,406

As of December 31, 2023, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
October 2022 Private Warrants	1,818,182	$5.83	May 2, 2028
October 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
October 2023 Private Warrants	2,358,491	$2.12	October 29, 2028
October 2023 Placement Agent Warrants	117,925	$2.65	October 29, 2028

The fair value of the warrants was determined using the Black-Scholes option-pricing model and are classified as a Level 2 financial instrument.  The key assumptions used to determine the fair value was the term of the warrants, the risk-free rate and volatility. The weighted average assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the periods presented were as follows:

	December 31, 2023	June 30, 2023

Expected term	4.89	4.84
Volatility	85.74%	82.35%
Risk-free rate	3.87%	4.16%

Stock Options – For the three and six months ended December 31, 2023, the Company recorded stock-based compensation related to stock options of $205,223 and $410,540, respectively. For the three and six months ended December 31, 2022, the Company recorded stock-based compensation related to stock options of $121,584 and $382,541, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2023	1,550,600	$8.27	8.4

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding - December 31, 2023	1,550,600	$8.27	7.9	$1,215,066

Exercisable at December 31, 2023	559,459	$14.17	6.0	$-

Expected to vest at December 31, 2023	991,141	$4.94	8.9	$1,215,066

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

Restricted Stock Units – For the three and six months ended December 31, 2023, the Company recorded stock-based compensation related to restricted stock units of $185,019 and $370,038, respectively. For the three and six months ended December 31, 2022, the Company recorded stock-based compensation related to restricted stock units of $233,700 and $409,620, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2023	987,521
Granted	-
Forfeited	(2,302)
Expired	(18,000)
Vested	(98,372)
Outstanding at December 31, 2023	868,847

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of December 31, 2023, due to a provision in the restricted stock unit agreements to delay delivery.

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

In connection with the vesting of restricted share units during the six months ended December 31, 2023, the Company withheld 25,467 shares, with aggregate value $56,401, in satisfaction of minimum tax withholding obligations.

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

(16) SUBSEQUENT EVENTS

On January 24, 2024, the Company and warrant holders amended the terms of Warrants related to the October 2022 and October 2023 financings.  As a result, all liability classified warrants are expected to be reclassified to additional paid-in capital upon amendment.

On January 29, 2024, the Company entered into a securities purchase agreement (the “January 2024 Purchase Agreement”) to sell in a registered direct offering (the “January 2024 RD Offering”), an aggregate of 1,831,503 shares of common stock, $0.01 par value per share (the “Shares”), of the Company. Pursuant to the January 2024 Purchase Agreement, the Company issued to the investors in the January 2024 RD Offering unregistered warrants (the “January 2024 Private Warrants”) to purchase up to 1,831,503 shares of the Company’s common stock (the “January 2024 Private Warrant Shares”) in a concurrent private placement (the “Private Offering” and together with the January 2024 RD Offering, the “Offering”). The Shares and accompanying January 2024 Private Warrants were offered at a combined offering price of $5.46.

 The January 2024 Private Warrants are exercisable on the six-month anniversary of the issuance date for a period of four years from the issuance date, at an exercise price equal to $5.46 per January 2024 Private Warrant Share. The January 2024 Private Warrants are exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the January 2024 Private Warrant Shares issuable upon exercise of the January 2024 Private Warrants to or by the holder of such January 2024 Private Warrants is not in effect, on a cashless basis.

The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering and for certain expenses and legal fees in connection with the Offering. In addition, the Company also issued to the placement agent or its designees warrants (the “2024 Placement Agent Warrants”) to purchase up to 91,575 shares of the Company’s common stock (the “January 2024 Placement Agent Warrant Shares”) as part of the compensation payable to the placement agent. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Private Warrants, except that the January 2024 Placement Agent Warrants have an exercise price of $6.825 per share.

The gross proceeds from the Offering totaled $10,000,006, with net proceeds from the Offering, after deducting the placement agent fees and offering expenses, amounting to $9,224,056. The Company intends to use the net proceeds received from the Offering for general working capital purposes

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2023, have not changed during the three and six months ended December 31, 2023. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

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

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). The AMAG License Agreement was terminated effective July 24, 2020, and we commenced marketing Vyleesi in North America. As disclosed in Note 5 to the Consolidated Financial Statements, effective December 19, 2023, Cosette acquired all rights to Vyleesi.

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

Pipeline Overview

The following chart illustrates the status of our drug development programs.

PIPELINE DEVELOPMENT PROGRAMS

Melanocortin Receptor Programs	Pre-clinical	Phase 1	Phase 2	Phase 3	NDA	FDA Approval	Status/Next Steps
PL9643 MCr Agonist Dry Eye Disease							Phase 3 MELODY-1 Last patient completed study **Phase 3 data expected 1Q2024**
PL9654 MCr Agonist Retinal diseases							IVT delivery Topical delivery
PL8177 Oral MCR1 Agonist Ulcerative colitis (UC)							Phase 2 enrolling **Interim data expected 1Q2024** Final data Mid-2024
MCr Agonist Diabetic Nephropathy							Phase 2 Open label Enrollment completed **Final data expected 2Q2024**
Bremelanotide + PDE5i* PDE5i failures							Phase 2 PK dosing co-administration study **Targeting FPI-1Q2024** Data 2H2024 Co-formulation IND 2H2024
Bremelanotide* Obesity GLP1 adjunct therapy							Phase 2 GLP1 patients gap days **Targeting FPI-1Q2024** Data 2H2024
Novel MCr4 Agonist* Multiple obesity indications							Daily and extended dosing formats Peptide therapeutic IND filing 1H2025 Oral small molecule lead ID 1H2025

* These programs are planned but dependent on funding.

Our Strategy

Key elements of our business strategy include:

•	Maintaining a team to create, develop and commercialize MCr products addressing unmet medical needs;

•	Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

•	Partially funding our product development programs with the cash flow generated from the sale of Vyleesi to Cosette and existing license agreements, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our other product candidates.

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

Results of Operations

Three and Six Months Ended December 31, 2023, Compared to the Three and Six Months Ended December 31, 2022:

Revenues – For the three and six months ended December 31, 2023, we recognized $2,034,113 and $4,140,090 in product revenue, net of allowances, respectively. For the three and six months ended December 31, 2022, we recognized $1,026,416 and 1,896,070, in product revenue, net of allowances, respectively. The increase in net revenue was the result of increased sales volume and reduced product sales allowances as a percentage of gross sales during the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022.

Cost of Products Sold – Cost of products sold was $97,637 for the three and six months ended December 31, 2023. Cost of products sold was $98,707 and $185,203 for the three and six months ended December 31, 2022, respectively.  The decrease is as a result of the sale of fully reserved inventory during the three months ended September 30, 2023.

Research and Development – Research and development expenses were $5,554,200 and $10,568,830 for the three and six months ended December 31, 2023, respectively, compared to $4,367,538 and $10,394,569 for the three and six months ended December 31, 2022, respectively. The increase for the three months ended December 31, 2023, was related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $3,828,383 and $7,287,971 for the three and six months ended December 31, 2023, respectively, compared to $2,895,268 and $7,258,451 for the three and six months ended December 31, 2022, respectively. The increase was primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,725,817 and $3,280,859 for the three and six months ended December 31, 2023, respectively compared to $1,472,270 and $3,136,118 for the three and six months ended December 31, 2022, respectively. The increase in general research and development spending for the three and six months ended December 31, 2023, compared to the three and six months ended December 31, 2022, is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to December 31, 2023, was approximately $311,900,000 on our Vyleesi program and approximately $222,000,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2023, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,032,613 and $6,232,857 for the three and six months ended December 31, 2023, respectively, compared to $3,174,344 and $6,683,142 for the three and six months ended December 31, 2022, respectively.  The decrease in selling, general and administrative expenses for the six months ended December 31, 2023 was primarily attributable to a decrease in selling expenses relating to Vyleesi of $802,742 and $1,912,243 for the three and six months ended December 31, 2023 respectively, compared to $1,022,687 and $2,269,254 for the three and six months ended December 31, 2022, respectively.

Gain on Sale of Vyleesi – On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi.  As a result of the transaction, the Company recorded a gain of $7,823,482 on the sale of Vyleesi for the three and six months ended December 31, 2023.   The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Other Income (Expense) - For the three and six month ended December 31, 2023, Other income (expense) was ($9,017,179) and ($8,114,281), respectively.  For the three and six months ended December 31, 2022, Other Income (expense) was $3,619,298 and $4,116,561, respectively.   The decrease in other income (expense) for the three and six months ended December 31, 2023 compared to the three and six months ended December 31, 2022 was driven primarily by a decrease in the change in fair values of the warrant liability.

Income Tax Benefit – Income tax benefit for the three and six months ended December 31, 2022 was $4,674,999 as a result of the Company’s sale of NOLs and R&D credits.

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

During the six months ended December 31, 2023, net cash used in operating activities was $16,382,079 compared to $18,257,265 for the six months ended December 31, 2022. The decrease in cash used in operations for the six months ended December 31, 2023, compared to the six months ended December 31, 2022, was primarily related to a decrease in the fair value of liability classified warrants offset by the gain on sale of Vyleesi and working capital changes.

During the six months ended December 31, 2023, net cash provided by investing activities was $12,455,275 compared to cash used in investing activities of $264,656 for the six months ended December 31, 2022.  The increase was primarily related to proceeds from the sale of Vyleesi and the maturity of marketable securities.

During the six months ended December 31, 2023, net cash provided by financing activities was $5,422,474 which consisted of proceeds from the sale of common stock of $5,531,266 and proceeds from the exercise of warrants of $103 offset by $56,401 for payment of withholding taxes related to restricted stock units and $52,494 for payment of finance lease obligations.  During the six months ended December 31, 2022, net cash provided by financing activities was $9,765,606, which consisted of proceeds from the sale of common stock of $9,961,462, offset by $146,062 for payment of withholding taxes related to restricted stock units and $49,794 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2023, our cash and cash equivalents were $9,485,252, and our current liabilities were $11,199,403.

Our obligations include aggregate lease obligations of $463,630 for the year ending December 31, 2024, and $357,744 for the years ending September 30, 2025, 2026 and 2027, and aggregate inventory purchase commitments of $4,634,750 which include $3,528,050 in current liabilities as of December 31, 2023, and $1,106,700 included in other long-term liabilities.

We intend to utilize existing capital resources for general corporate purposes and working capital requirements, including preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our available cash and cash equivalents as of December 31, 2023 and $9,224,056 received in February 2024, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of the calendar year 2024.

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

Item 4.  Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to a material weakness in our controls over the accounting for complex financial instruments. Our controls to evaluate the accounting for complex financial instruments, such as warrants, did not operate effectively to appropriately apply the provisions of U.S. GAAP. Notwithstanding this material weakness, Company management concluded that the consolidated financial statements included in the Form 10-K, present fairly, in all material respects, our financial position as of June 30, 2023 and June 30, 2022, and our results of operations and cash flows for each of the years then ended. Accordingly, the Company will adjust prior periods as those financial statements are presented for comparative purposes in future filings.  We are improving these processes to ensure that the nuances of such significant or unusual transactions are effectively evaluated in the context of the appropriate accounting standards. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2023. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. While we have completed additional financings in October 2023 and January 2024, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $24.0. million for the year ended June 30, 2023. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2023, we had an accumulated deficit of $412.0 million. We had $24.0 million in net loss for the year ended June 30, 2023, compared to $36.2 million in net loss for the year ended June 30, 2022. We may not achieve or sustain profitability in future years, depending on numerous factors, including whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r and MCr products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

Until we commenced selling Vyleesi in July 2020 upon termination of our license agreement with AMAG, we had not had any product available for commercial sale since 2005 and we have not received any revenues from the sale of our product candidates. On December 19, 2023 our Vyleesi product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”).  For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, milestone payments by Cosette based on its sales of Vyleesi, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates, primarily for ocular indications. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $9.5 million, with current liabilities of $11.2 million. Based on our available cash, cash equivalents and marketable securities, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Our future capital requirements depend on many factors, including:

•	the expense and timing of obtaining regulatory approvals for our product candidates;
•	the number and characteristics of any product candidates we develop or acquire;
•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;
•	the cost of commercialization activities if any product candidates are approved for sale, including marketing, sales and distribution costs;
•	the cost of manufacturing any product candidates and any products we successfully commercialize;
•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the terms and timing of such arrangements;
•	the degree and rate of market acceptance of any approved products;
•	the emergence, approval, availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing products or treatments;
•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract and retain skilled personnel;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation; and
•	the timing, receipt and amount of sales of, or royalties on, future approved products, if any.

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

While we completed Phase 3 clinical trials on Vyleesi for hypoactive sexual desire disorder (“HSDD”) in premenopausal women, together with AMAG filed an NDA on Vyleesi for HSDD with the FDA, and received approval on Vyleesi from the FDA, we have not yet demonstrated our ability to perform the functions necessary for the successful commercialization of any of our current product candidates. The successful commercialization of our product candidates will require us to perform a variety of functions, including:

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

Risks Related to Our Business, Strategy, and Industry

Our ability to finance our company and generate revenue will be impacted by our preclinical and clinical results with our future product candidates.

Our near-term prospects, including our ability to finance our Company and generate revenue, will be impacted by preclinical and clinical results with our future product candidates. The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

•	timely completion of, or need to conduct additional clinical trials and studies, for our product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;
•	the ability to demonstrate to the satisfaction of the FDA the safety and efficacy of future product candidates through clinical trials;
•	whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support future product candidates;
•	the prevalence and severity of adverse events experienced with any future product candidates or approved products;
•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;
•	our ability to raise additional capital on acceptable terms to achieve our goals;
•	achieving and maintaining compliance with all regulatory requirements applicable to any future product candidates or approved products;
•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;
•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;
•	the ability to manufacture clinical trial supplies of any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;
•	our ability to successfully commercialize any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;
•	our ability to enforce our intellectual property rights in and to any future product candidates;
•	our ability to avoid third-party patent interference or intellectual property infringement claims;
•	acceptance of any future product candidates, if approved, as safe and effective by patients and the medical community; and
•	a continued acceptable safety profile and efficacy of any future product candidates following approval.

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

The commercial success of Vyleesi for HSDD is a component of our corporate strategy, but Cosette, which acquired Vyleesi from us, may never successfully commercialize Vyleesi for HSDD or obtain approvals in countries other than the United States.

Under our sales agreement with Cosette, we can receive up to $159 million in contingent, sales-based milestone payments. We have no control over the sales strategy that Cosette employs, and cannot predict whether Cosette will meet sales milestones, ranging from annual net sales of $15 million to $200 million. We cannot predict whether Cosette will be able successfully manufacture Vyleesi for worldwide markets or will be successful in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD.

Both we and Cosette rely on contract manufacturers to make products, there is uncertainty regarding the contract manufacturer of prefilled autoinjectors that may adversely affect our revenue or results of operation.

A facility of Catalent, Inc. located in Brussels, Belgium performs drug formulation and fills autoinjectors for the Vyleesi product and may be used by us to fill other products we are developing for autoinjector administration. On February 5, 2024, Catalent announced that it was being acquired by Novo Holdings, with the closing anticipated towards the end of calendar year 2024. It was also announced that shortly after the closing Novo Holdings intends to sell the Catalent fill-finish site in Brussels, Belgium to Novo Nordisk.  This may have an adverse impact on the ability of Cosette to manufacture the Vyleesi product, which in turn can adversely affect sales-base milestone payments.  In addition, we planned to use the Catalent facility to manufacture bremelanotide autoinjector devices for use in other applications, and may not be able to find alternative manufacturers at an acceptable cost or at all.

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

If side effects emerge that can be linked any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

If we identify side effects or other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, or if the incidence of side effects increase or other problems are observed with any of our product candidates, a number of potentially significant negative consequences could result, including:

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

In general, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to our, MC1r product candidates and MCr product candidates. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution, and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing, and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than our MC1r product candidates and MCr product candidates. In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

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

To commercialize our product candidates, we will need to hire or contract with experienced sales and marketing personnel to sell and market those product candidates that we decide to commercialize, and we will need to expand the number of our managerial, operational, financial and other employees to support commercialization. Competition exists for qualified personnel in the biopharmaceutical field.

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

Our ability to successfully commercialize our products in development, will depend, in significant part, on the extent to which we or our marketing partners can obtain reimbursement for our products and also reimbursement at appropriate levels for the cost of our products. Obtaining reimbursement from governmental payers, insurance companies, HMOs and other third-party payers of healthcare costs is a time-consuming and expensive process.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our PL8177, PL9643 and our other preclinical programs for MC1r and MC4r peptide or small molecule drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants, and scientific advisors.

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

From time to time, legislation is drafted and introduced in Congress, and court decisions are issued, that could significantly change the statutory provisions governing the regulatory clearance or approval, manufacture and marketing of regulated products or the reimbursement thereof. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new regulations or revisions or reinterpretations of existing regulations may impose additional costs or lengthen review times of any future product candidates. We cannot determine what effect changes in regulations, statutes, court decisions, legal interpretation or policies, when and if promulgated, enacted, issued or adopted may have on our business in the future. Such changes could, among other things:

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of February 12, 2024, there are 4,030 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on February 12, 2024, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of February 12, 2024, there were 8,800,031 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of February 12, 2024, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	5,333 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;
•	1,550,600 shares issuable upon the exercise of stock options at a weighted-average exercise price of $8.27 per share;
•	589,147 shares issuable under restricted stock units which vested or will vest on dates between June 16, 2024 and June 20, 2027, subject to the fulfillment of service or performance conditions;
•	279,700 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery;
•

66,666 shares issuable upon the exercise of warrants at an exercise price of $12.50 per share, issued in conjunction with the Series B and Series C Preferred Stock, all of which are currently exercisable and expire on May 11, 2026;

•	1,818,182 shares of common stock issuable upon exercise of common warrants with an exercise price of $5.83 per share issued in conjunction with an offering in November 2022;
•

up to 90,909 shares of common stock issuable upon exercise of placement agent warrants with an exercise price of $6.875 per share issued to the placement agent or its designees as compensation in connection with an offering in November 2022;

•	2,358,491 shares of common stock issuable upon exercise of common warrants with an exercise price of $2.12 per share issued in conjunction with an offering in October 2023;
•

up to 117,925 shares of common stock issuable upon exercise of placement agent warrants with an exercise price of $2.65 per share issued to the placement agent or its designees as compensation in connection with an offering in October 2023;

•	1,831,503 shares of common stock issuable upon exercise of common warrants with an exercise price of $5.46 per share issued in conjunction with an offering in January 2024;
•

up to 91,575 shares of common stock issuable upon exercise of placement agent warrants with an exercise price of $6.825 per share issued to the placement agent or its designees as compensation in connection with an offering in January 2024; and

•	425,447 shares of common stock available for future issuance under our 2011 Stock Incentive Plan.

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

We are currently not in compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance that we submitted to NYSE Regulation may result in the delisting of our common stock.

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

Palatin has timely delivered a Plan to the Exchange.  The Exchange has accepted the Plan, and Palatin will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance.

There can be no assurance that Palatin will be able to meet milestones set forth in the Plan between now and April 10, 2025.

Our failure to meet the continued listing requirements of the NYSE American could result in a de-listing of our common stock.

Even if we regain compliance with the Exchange’s listing requirements, we cannot give assurance that we will continue to satisfy the continued listing requirements of the Exchange, such as the corporate governance requirements or the minimum closing bid price requirement.  The Exchange may take steps to de-list our common stock even if we regain compliance. If the Exchange delists our securities for trading on its exchange, we could face significant material adverse consequences, including:

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

Such a de-listing would likely have a negative effect on the price of our common stock and would impair our investors’ ability to sell or purchase our common stock when investors wish to do so. In the event of a de-listing, we may take actions to restore our compliance with the Exchange’s listing requirements, but we cannot provide assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Exchange’s minimum bid price requirement or prevent future non-compliance with the Exchange’s listing requirements.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common shares are considered to be covered securities because they are listed on the Exchange. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Exchange, our common stock would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543
4.1	Form of February 1, 2024 Private Warrant.		8-K	February 1, 2024	001-15543
4.2	Form of February 1, 2024 Placement Agent Warrant.		8-K	February 1, 2024	001-15543
4.3	Form of January 24, 2024 Amendment to the Placement Agent Warrants issued on November 2, 2022 and October 24, 2023.	X
4.4	Form of January 24, 2024 Amendment to the Private Warrants issued to the Investor of November 2, 2022 and October 24, 2023.	X
10.1	Form of Securities Purchase Agreement, dated October 20, 2023, between the Company and the Purchaser named therein.		8-K	October 24, 2023	001-15543
10.2**	Asset Purchase Agreement entered into December 19, 2023, between the Company and Cosette Pharmaceuticals, Inc.	X
10.3	Form of Securities Purchase Agreement, dated January 29, 2024, between the Company and the Purchasers named therein.		8-K	February 1, 2024	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

** Portions of the exhibit are omitted pursuant to Regulation S-K Item 601(b)(10). Palatin agrees to furnish to the U.S. Securities and Exchange Commission a copy of the omitted exhibit upon request. The confidential portions of this exhibit were omitted by means of marking such portions with asterisks because (1) such terms are both not material and are the type that the registrant treats as private or confidential, or (2) disclosure of such information would constitute a clearly unwarranted invasion of personal privacy

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 14, 2024	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 14, 2024	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

