Form 10-Q
period 2024-03-31
PALATIN TECHNOLOGIES INC
filed 2024-05-15
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 14, 2024): 16,136,640

PALATIN TECHNOLOGIES, INC.

Page

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2024 and June 30, 2023	5
Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2024 and 2023	6
Consolidated Statements of Changes in Stockholders Equity (Deficiency) for the Three and Nine Months Ended March 31, 2024	7
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders Equity for the Three and Nine Months Ended March 31, 2023	8
Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2024 and 2023	9
Notes to Consolidated Financial Statements	10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26

PART II – OTHER INFORMATION
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	48
Item 4. Mine Safety Disclosures	48
Item 5. Other Information	48
Item 6. Exhibits	49

Signatures	50

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	the ability of Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired Vyleesi® (the trade name for bremelanotide) for the treatment of premenopausal women with hypoactive sexual desire disorder (“HSDD”) from us, to increase sales and make sales-based milestone payments to Palatin;

•	the results of clinical trials with our late-stage products, including

o	PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), for which the Company announced top line results from the first Phase 3 clinical trial in February 2024;

o	PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022; and

o	a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies;

•	our ability to timely recognize and identify any material weaknesses in our accounting controls and procedures; and

•	our ability to remain listed on the NYSE American stock exchange.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$10,014,088	$7,989,582
Marketable securities	-	2,992,890
Accounts receivable	-	2,915,760
Inventories	-	526,000
Prepaid expenses and other current assets	254,554	1,897,281
Total current assets	10,268,642	16,321,513

Property and equipment, net	465,410	684,910
Right-of-use assets - operating leases	615,269	876,101
Other assets	56,916	56,916
Total assets	$11,406,237	$17,939,440

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$3,443,247	$4,303,527
Accrued expenses	2,364,964	6,511,059
Short-term operating lease liabilities	371,280	354,052
Short-term finance lease liabilities	73,141	106,392
Other current liabilities	2,280,150	3,856,800
Total current liabilities	8,532,782	15,131,830

Long-term operating lease liabilities	262,220	544,323
Long-term finance lease liabilities	-	46,014
Other long-term liabilities	1,032,300	2,083,200
Warrant liabilities	-	1,850,544
Total liabilities	9,827,302	19,655,911

Commitments and contingencies (Note 13)

Contingently redeemable warrants	-	263,400

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of March 31, 2024: issued and outstanding 4,030 shares as of March 31, 2024 and June 30, 2023	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 16,136,640 shares as of March 31, 2024 and 11,656,714 shares as of June 30, 2023	161,366	116,567
Additional paid-in capital	434,933,649	409,933,959
Accumulated deficit	(433,516,120)	(412,030,437)
Total stockholders’ equity (deficiency)	1,578,935	(1,979,871)
Total liabilities and stockholders’ equity (deficiency)	$11,406,237	$17,939,440

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

REVENUES
Product revenue, net	$-	$1,195,675	$4,140,090	$3,091,745

OPERATING EXPENSES
Cost of products sold	-	129,235	97,637	314,438
Research and development	7,159,686	4,830,327	17,728,516	15,224,896
Selling, general and administrative	2,033,410	3,537,376	8,266,267	10,220,518
Gain on sale of Vyleesi	25,202	-	(7,798,280)	-
Gain on purchase commitment	-	-	-	(1,027,322)
Total operating expenses	9,218,298	8,496,938	18,294,140	24,732,530

Loss from operations	(9,218,298)	(7,301,263)	(14,154,050)	(21,640,785)

OTHER INCOME (EXPENSE)
Investment income	139,273	234,044	272,929	509,006
Foreign currency gain (loss)	215,600	(77,266)	68,653	(352,121)
Interest expense	(1,254)	(3,434)	(13,741)	(18,523)
Offering expenses	-	-	(696,912)	(1,115,765)
Change in fair value of warrant liabilities	429,029	(1,521,413)	(6,962,562)	3,725,895
Total other income (expense), net	782,648	(1,368,069)	(7,331,633)	2,748,492

Loss before income taxes	(8,435,650)	(8,669,332)	(21,485,683)	(18,892,293)
Income tax benefit	-	-	-	4,674,999
NET LOSS	$(8,435,650)	$(8,669,332)	$(21,485,683)	$(14,217,294)

Basic and diluted net loss per common share	$(0.53)	$(0.76)	$(1.53)	$(1.34)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	15,792,421	11,432,380	14,013,848	10,613,830

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(unaudited)

Three Months Ended March 31, 2024

		Stockholders' Equity (Deficiency)
		Series A Convertible Preferred Stock		Common Stock
	Contingently Redeemable Warrants	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2023	$423,100	4,030	$40	14,305,137	$143,051	$413,552,953	$(425,080,470)	$(11,384,426)
Stock-based compensation	-	-	-	-	-	390,195	-	390,195
Sale of common stock, net of costs		-	-	1,831,503	18,315	9,144,198	-	9,162,513
Conversion of liability classified warrants	-	-	-	-	-	11,423,203	-	11,423,203
Reclassification of contingently redeemable warrants	(423,100)	-	-	-	-	423,100	-	423,100
Net loss	-	-	-	-	-	-	(8,435,650)	(8,435,650)
Balance March 31, 2024	-	4,030	40	16,136,640	161,366	434,933,649	(433,516,120)	1,578,935

Nine Months Ended March 31, 2024

		Stockholders' Equity (Deficiency)
		Series A Convertible Preferred Stock		Common Stock
	Contingently Redeemable Warrants	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance June 30, 2023	$263,400	4,030	$40	11,656,714	$116,567	$409,933,959	$(412,030,437)	(1,979,871)
Stock-based compensation	-	-	-	98,372	984	1,329,518	-	1,330,502
Withholding taxes related to restricted stock units	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	2,048,530	20,485	9,673,397	-	9,693,882
Conversion of liability classified warrants	-	-	-	-	-	11,423,203	-	11,423,203
Conversion of liability classified warrants upon warrant exercise	-	-	-	2,358,491	23,585	2,366,318	-	2,389,903
Reclassification of contingently redeemable warrants	(263,400)	-	-	-	-	263,400	-	263,400
Net loss	-	-	-	-	-	-	(21,485,683)	(21,485,683)
Balance March 31, 2024	-	4,030	40	16,136,640	161,366	434,933,649	(433,516,120)	1,578,935

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

(unaudited)

Three Months Ended March 31, 2023

		Redeemable Convertible Preferred Stock					Stockholders' Equity
		Series B		Series C			Series A Convertible Preferred Stock		Common Stock
	Contigently redeemable warrants	Shares	Amount	Shares	Amount	Escrowed Proceeds	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance December 31, 2022	$-	-	$-	-	$-	$-	4,030	$40	10,354,498	$103,545	$404,969,459	$(393,541,658)	$11,531,386
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	396,757	-	396,757
Withholding taxes related to restricted stock units		-	-	-	-	-	-	-	-	-	-	-	-
Redemption of convertible series B & series C preferred stock	-	-	-	-	-	-	-	-	-	-	-	-	-
Conversion of liability classified warrants	-										3,324,653		3,324,653
Warrant exercises	-	-	-	-	-	-	-	-	798,182	7,982	(7,904)	-	78
Sale of common stock and warrants, net of costs		-	-	-	-	-	-	-	-	-	-	-	-
Reclassification of contingently redeemable warrants	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	(8,669,332)	(8,669,332)
Balance March 31, 2023	$-	-	$-	$-	$-	$-	4,030	$40	11,152,680	$111,527	$408,682,965	$(402,210,990)	$6,583,542

Nine Months Ended March 31, 2023

		Redeemable Convertible Preferred Stock					Stockholders' Equity
		Series B		Series C			Series A Convertible Preferred Stock		Common Stock
	Contigently redeemable warrants	Shares	Amount	Shares	Amount	Escrowed Proceeds	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2022	$-	8,100,000	$13,500,000	900,000	$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Cumulative effect of accounting change		-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	-	-	84,062	841	1,451,497	-	1,452,338
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	-	(8,100,000)	(13,500,000)	(900,000)	(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-	-	-	-	-	1,020,000	10,200	155,154	-	165,354
Conversion of liability classified warrants	-										3,324,653		3,324,653
Warrant excercises	-	-	-	-	-	-	-	-	798,182	7,982	(7,904)	-	78
Reverse stock split fractional shares	-	-	-	-	-	-	-	-	(43)	-	-	-	-
Reclassification of contingently redeemable warrants	263,400	-									(263,400)		(263,400)
Net loss	-	-	-	-	-	-	-	-	-	-	-	(14,217,294)	(14,217,294)
Balance, March 31, 2023	$263,400	-	$-	-	$-	$-	4,030	$40	11,152,680	$111,527	$408,682,965	$(402,210,990)	$6,583,542

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,485,683)	$(14,217,294)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	257,115	207,278
Decrease in right-of-use asset	260,832	279,023
Unrealized foreign currency transaction gain	(68,653)	352,121
Stock-based compensation	1,330,502	1,452,338
Change in fair value of liability classified warrants	6,962,562	(3,725,895)
Gain on sale of Vyleesi	(7,798,280)	-
Gain on purchase commitment	-	(1,027,322)
Changes in operating assets and liabilities:
Accounts receivable	2,915,760	80,910
Prepaid expenses and other assets	1,206,564	(345,044)
Inventories	(1,154,355)	314,438
Accounts payable	(860,280)	(407,673)
Accrued expenses	(4,171,297)	(1,339,183)
Operating lease liabilities	(264,875)	(278,863)
Other liabilities	(2,118,897)	(1,010,416)
Net cash used in operating activities	(24,988,985)	(19,665,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	2,992,890	-
Proceeds from sale of Vyleesi	9,500,000	-
Purchases of property and equipment	(37,615)	(381,531)
Net cash provided by (used in) investing activities	12,455,275	(381,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted
stock units	(56,401)	(146,062)
Proceeds from the sale of common stock and warrants,	14,693,779	9,961,462
Payment of finance lease obligations	(79,265)	(75,189)
Proceeds from exercise of warrants	103	78
Net cash provided by financing activities	14,558,216	9,740,289

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,024,506	(10,306,824)

CASH AND CASH EQUIVALENTS, beginning of period	7,989,582	29,939,154

CASH AND CASH EQUIVALENTS, end of period	$10,014,088	$19,632,330

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$13,741	$18,523
Conversion of liability classified warrants	11,423,203	-
Conversion of liability classified warrants upon warrant exercise	2,389,903	-

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2024 of $433,516,120 and a net loss for the three and nine months ended March 31, 2024 of $8,435,650 and $21,485,683, respectively, and the Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2024, the Company’s cash and cash equivalents were $10,014,088 and current liabilities were $8,532,782. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Based on our available cash and cash equivalents as of March 31, 2024, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second half of calendar year 2024.

The Company may receive contingent, sales-based milestone payments of up to $159,000,000 on sales of Vyleesi by Cosette and its licensees.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2024, may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

The Company also recorded a loss of $1,521,413 and a gain of $3,725,895 as a result in the change in fair value of the warrant liabilities for the three and nine months ended March 31, 2023.  The Company recorded $1,115,765 of offering expenses for the nine months ended March 31, 2023.  As a result of these adjustments, the cash flow from operations decreased by $852,345 and cash flows from financing activities increased by $852,345 for the nine months ended March 31, 2023.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $8,236,002 in a money market account at March 31, 2024, and $5,789,218 in a money market account and treasury bills at June 30, 2023.

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

Gross product sales offset by product sales allowances for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023

Gross product sales	$-	$3,425,190	$8,875,153	$8,333,730
Product sales allowances and accruals	-	(2,229,515)	(4,735,063)	(5,241,985)
Net sales	$-	$1,195,675	$4,140,090	$3,091,745

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

For the three months ended March 31, 2024 and 2023, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2024 and 2023 was 8,520,332 and 3,425,323, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 vested restricted stock units that had not been issued as of March 31, 2024, and 2023, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(4) New and recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires an entity to measure and recognize expected credit losses for certain financial instruments held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This update to the standard requires immediate recognition of credit losses expected to occur over the remaining life of many financial instruments. The Company adopted ASU 2016-13 as of July 1, 2023. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the nine months ended March 31, 2024.

(5) ASSET PURCHASE AGREEMENT

On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating manufacturing and distribution of Vyleesi. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records. The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, and sales-based milestone payments of up to $159,000,000. The closing of the transaction took place simultaneously with the signing of the Purchase Agreement. As a result of the transaction, the Company recorded a loss of $25,202 and gain of $7,798,280 on the sale of Vyleesi for the three and nine months ended March 31, 2024.

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

The Company is also eligible to receive regulatory approval milestones associated previous licensing of Vyleesi to Fosun for China (see Note 7) and Kwangdong for the Republic of Korea (“Korea”) (see Note 8).

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

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	June 30,
	2024	2023
Clinical / regulatory costs	$32,500	$141,512
Insurance premiums	62,280	342,645
Vyleesi contractual advances	-	816,750
Other	159,774	596,374
	$254,554	$1,897,281

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2024:
Cash equivalents - Money market funds	$8,236,002	$8,236,002	$-	$-
June 30, 2023:
Cash equivalents - Money market funds	$2,808,598	$2,808,598	-	-
Cash equivalents - Treasury bill	2,980,620	2,980,620	-	-
Marketable securities - Treasury bill	2,992,890	2,992,890	-	-
Total	$8,782,108	$8,782,108	$-	$-

(11) INVENTORIES

Inventories consist of raw materials and work-in-process related to Vyleesi. The following table summarizes the components of inventories:

	March 31,	June 30,
	2024	2023

Raw materials	$-	$526,000
Finished goods	-	-
	$-	$526,000

(12) ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2024	2023
Clinical / regulatory costs	$1,366,822	$2,960,126
Other research related expenses	248,798	121,121
Professional Services	69,840	339,258
Personnel costs	-	1,563,847
Selling expenses	667,533	1,266,653
Other	11,972	260,054
	$2,364,964	$6,511,059

(13) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - The Company has certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement. The Company is required to make certain payments for the manufacture and supply of Vyleesi.

The following table summarizes the contractual obligations under the New Catalent Agreement, Ypsomed Agreement, and Lonza Agreement as of March 31, 2024:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$3,924,600	$2,892,300	$1,032,300	$-

As of March 31, 2024, the Company has $2,280,150 and $1,032,300 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2023, $3,856,800 and $2,083,200 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(14) REDEEMABLE CONVERTIBLE PREFERRED STOCK, ESCROWED PROCEEDS, AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

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

Series A Convertible Preferred Stock – As of March 31, 2024, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of March 31, 2024, the Series A Conversion Price was $75.45, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.33 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of March 31, 2024. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On January 29, 2024, the Company entered into a securities purchase agreement (the “January 2024 Purchase Agreement”) to sell in a registered direct offering (the “January 2024 RD Offering”), an aggregate of 1,831,503 shares of common stock, of the Company. Pursuant to the January 2024 Purchase Agreement, the Company issued to the investors in the January 2024 RD Offering unregistered warrants (the “January 2024 Private Warrants”) to purchase up to 1,831,503 shares of the Company’s common stock (the “January 2024 Private Warrant Shares”) in a concurrent private placement (the “Private Offering” and together with the January 2024 RD Offering, the “January 2024 Offering”). The shares of common stock and accompanying January 2024 Private Warrants were offered at a combined offering price of $5.46.

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

The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds of the January 2024 Offering and for certain expenses and legal fees in connection with the January 2024 Offering. In addition, the Company also issued to the placement agent or its designees warrants (the “2024 Placement Agent Warrants”) to purchase up to 91,575 shares of the Company’s common stock (the “January 2024 Placement Agent Warrant Shares”) as part of the compensation payable to the placement agent. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Private Warrants, except that the January 2024 Placement Agent Warrants have an exercise price of $6.825 per share.

On March 14, 2024 the Company filed a registration statement on Form S-1 to register the January 2024 Private Warrants and the January 2024 Placement Agent Warrants, which registration statement was declared effective on March 28, 2024 and a prospectus was filed on the same date.

The gross proceeds from the January 2024 Offering totaled $10,000,006, with net proceeds from the January 2024 Offering, after deducting the placement agent fees and offering expenses, amounting to $9,224,056. The Company intends to use the net proceeds received from the January 2024 Offering for general working capital purposes.

On October 20, 2023, the Company entered into a securities purchase agreement (the “October 2023 Purchase Agreement”) with a certain institutional investor, to sell in a registered direct offering (the “October 2023 RD Offering”), an aggregate of (i) 1,325,000 shares of common stock (the “October 2023 Shares”), of the Company and (ii) pre-funded warrants (the “October 2023 Pre-Funded Warrants”) to purchase up to 1,033,491 shares of the Company’s common stock (the “October 2023 Pre-Funded Warrant Shares”). Pursuant to the October 2023 Purchase Agreement the Company also issued unregistered warrants (the “October 2023 Private Warrants”) to purchase up to 2,358,491 shares of the Company’s common stock (the “October 2023 Private Warrant Shares”) in a concurrent private placement (the “October 2023 Private Offering” and together with the October 2023 RD Offering, the “October 2023 Offering”). The October 2023 Shares and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.12. The October 2023 Pre-Funded Warrants and accompanying October 2023 Private Warrants were offered at a combined offering price of $2.1199. The October 2023 Offering closed on October 24, 2023.

The October 2023 Private Warrants are exercisable on the six-month anniversary of issuance for a period of five and one-half years from the issuance date, at an exercise price equal to $2.12 per October 2023 Private Warrant Share. The October 2023 Private Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the October 2023 Private Warrant Shares issuable upon exercise of the October 2023 Private Warrants to or by the holder of such October 2023 Private Warrants is not in effect, on a cashless basis.

The October 2023 Pre-Funded Warrants had an exercise price of $0.0001 per October 2023 Pre-Funded Warrant Share, were exercisable upon issuance, and during the three months ended December 31, 2023, the institutional investor exercised the outstanding October 2023 Pre-Funded Warrants to purchase 1,033,491 shares of the Company’s common stock.

The net proceeds from the October 2023 Offering, after deducting the placement agent fees and offering expenses, were $4,573,948.

On October 31, 2022, the Company entered into a securities purchase agreement with a certain institutional investor to sell, in a registered direct offering (the “October 2022 RD Offering”), an aggregate of (i) 1,020,000 shares of the Company’s common stock, (ii) prefunded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to 798,182 shares of the Company’s common stock, and (iii) common stock warrants (the “October 2022 Common Warrants”) to purchase up to 1,818,182 shares of the Company’s common stock. Each share of common stock was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.50. Each October 2022 Pre-Funded Warrant was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.4999. The Offering was completed on November 2, 2022.

The October 2022 Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance and will expire five and one-half years from the date of issuance. The October 2022 Pre-Funded Warrants had an exercise price of $0.0001 per share, were exercisable upon issuance, and have been all exercised in full. The October 2022 Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the October 2022 Common Warrants to or by the holder of such October 2022 Common Warrants is not in effect, on a cashless basis. During the year ended June 30, 2023, the institutional investor exercised the outstanding October 2022 Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock.

The proceeds from the October 2022 Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were $9,109,117.

The private warrants and common warrants related to the October 2022 and October 2023 financings met the definition of a derivative instrument under ASC Subtopic 815-40 and were reported as liabilities as of June 30, 2023 since the warrants did not meet the criteria for equity classification. The Company recorded the warrants at fair value on its balance sheet with changes in the fair value of the warrants recorded as a non-cash charge or gain in the consolidated statements of operations.

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

On January 24, 2024, the Company and warrant holders amended the terms of warrants related to the October 2022 and October 2023 financings.  As a result, all liability classified warrants were reclassified to additional paid-in capital.

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

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Three Months Ended March 31, 2024		Nine Months Ended March 31, 2024		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds	Shares	Proceeds
Gross proceeds	-	$-	217,027	$547,803	721,061	$1,744,542
Fees	-	-	-	(16,434)	-	(52,336)
Expenses	-	-	-	-	-	(126,800)
Net proceeds	-	$-	217,027	$531,369	721,061	$1,565,406

As of March 31, 2024, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
October 2022 Private Warrants	1,818,182	$5.83	May 2, 2028
October 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
October 2023 Private Warrants	2,358,491	$2.12	October 29, 2028
October 2023 Placement Agent Warrants	117,925	$2.65	October 29, 2028
January 2024 Private Warrants	1,831,503	$5.46	February 1, 2028
January 2024 Placement Agent Warrants	91,575	$6.83	February 1, 2028

The fair value of the warrants was determined using the Black-Scholes option-pricing model and are classified as a Level 2 financial instrument.  The key assumptions used to determine the fair value was the term of the warrants, the risk-free rate and volatility. The weighted average assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the period presented were as follows:

June 30, 2023

Expected term	4.84
Volatility	82.35%
Risk-free rate	4.16%

Stock Options – For the three and nine months ended March 31, 2024, the Company recorded stock-based compensation related to stock options of $205,176 and $615,716, respectively. For the three and nine months ended March 31, 2023, the Company recorded stock-based compensation related to stock options of $194,245 and $576,786, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2023	1,550,600	$8.27	8.4

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	-	-
Outstanding - March 31, 2024	1,550,600	$8.27	7.6	$-

Exercisable at March 31, 2024	561,688	$14.18	5.8	$-

Expected to vest at March 31, 2024	988,912	$4.91	8.7	$-

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

Restricted Stock Units – For the three and nine months ended March 31, 2024, the Company recorded stock-based compensation related to restricted stock units of $185,019 and $555,057, respectively. For the three and nine months ended March 31, 2023, the Company recorded stock-based compensation related to restricted stock units of $202,512 and $612,132, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2023	987,521
Granted	-
Forfeited	(2,302)
Expired	(18,000)
Vested	(98,372)
Outstanding at March 31, 2024	868,847

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of March 31, 2024, due to a provision in the restricted stock unit agreements to delay delivery.

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

In connection with the vesting of restricted share units during the nine months ended March 31, 2024, the Company withheld 25,467 shares, with an aggregate value of $56,401, in satisfaction of minimum tax withholding obligations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2023, have not changed during the three and nine months ended March 31, 2024. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

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

Results of Operations

Three and Nine Months Ended March 31, 2024, Compared to the Three and Nine Months Ended March 31, 2023:

Revenues – For the three and nine months ended March 31, 2024, we recognized $0 and $4,140,090 in product revenue, net of allowances, respectively. For the three and nine months ended March 31, 2023, we recognized $1,195,675 and $3,091,745, in product revenue, net of allowances, respectively.   The decrease in net revenue for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven by the sale of Vyleesi’s worldwide rights to Cosette on December 19, 2023. The increase in net revenue for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was the result of increased sales volume and reduced product sales allowances as a percentage of gross sales.

Cost of Products Sold – Cost of products sold was $0 and $97,637 for the three and nine months ended March 31, 2024. Cost of products sold was $129,235 and $314,438 for the three and nine months ended March 31, 2023, respectively. The decrease is driven by the sale of Vyleesi’s worldwide rights to Cosette on December 19, 2023.

Research and Development – Research and development expenses were $7,159,686 and $17,728,516 for the three and nine months ended March 31, 2024, respectively, compared to $4,830,327 and $15,224,896 for the three and nine months ended March 31, 2023, respectively. The increase was related to the overall increase in spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs and other preclinical programs were $5,487,259 and $12,775,230 for the three and nine months ended March 31, 2024, respectively, compared to $3,261,362 and $10,519,814 for the three and nine months ended March 31, 2023, respectively. The increase was primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,672,427 and $4,953,286 for the three and nine months ended March 31, 2024, respectively compared to $1,568,965 and $4,705,082 for the three and nine months ended March 31, 2023, respectively. The increase is primarily attributable to an increase in compensation related expenses.

Cumulative spending from inception to March 31, 2024, was approximately $311,900,000 on our Vyleesi program and approximately $229,400,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2023, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $2,033,410 and $8,266,267 for the three and nine months ended March 31, 2024, respectively, compared to $3,537,376 and $10,220,518 for the three and nine months ended March 31, 2023, respectively.  The decrease is a result of a decrease in selling expenses relating to Vyleesi.

Gain on Sale of Vyleesi – On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi.  As a result of the transaction, the Company recorded a loss of $25,202 and a gain of $7,798,280 on the sale of Vyleesi for the three and nine months ended March 31, 2024. The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Other Income (Expense) - For the three and nine months ended March 31, 2024, other income (expense) was $782,648 and ($7,331,633), respectively.  For the three and nine months ended March 31, 2023, other income (expense) was ($1,368,069) and $2,748,492, respectively.  The increase in other income (expense) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was driven primarily by an increase in the change in fair values of the warrant liability, a gain on foreign currency, and investment income. The decrease in other income (expense) for the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was driven primarily by a decrease in the change in fair values of the warrant liability.

Income Tax Benefit – Income tax benefit for the nine months ended March 31, 2023 was $4,674,999 as a result of the Company’s sale of NOLs and R&D credits.

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

During the nine months ended March 31, 2024, net cash used in operating activities was $24,988,985 compared to $19,665,582 for the nine months ended March 31, 2023. The increase in cash used in operations for the nine months ended March 31, 2024, compared to the nine months ended March 31, 2023, was primarily related to an increase in the net loss during the period and working capital changes.

During the nine months ended March 31, 2024, net cash provided by investing activities was $12,455,275 compared to net cash used in investing activities of $381,531 for the nine months ended March 31, 2023.  The increase was primarily related to proceeds from the sale of Vyleesi and the maturity of marketable securities.

During the nine months ended March 31, 2024, net cash provided by financing activities was $14,558,216, which consisted of proceeds from the sale of common stock of $14,693,779 and proceeds from the exercise of warrants of $103 offset by $56,401 for payment of withholding taxes related to restricted stock units and $79,265 for payment of finance lease obligations. During the nine months ended March 31, 2023, net cash provided by financing activities was $9,740,289, which consisted of proceeds from the sale of common stock of $9,961,462, and proceeds from the exercise of warrants of $78, offset by $146,062 for payment of withholding taxes related to restricted stock units and $75,189 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to complete our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2024, our cash and cash equivalents were $10,014,088, and our current liabilities were $8,532,782.

Our obligations include short-term lease obligations in an aggregate amount of $444,421 in current liabilities as of March 31, 2024, $262,220 in long-term lease liabilities, inventory purchase commitments in an aggregate amount of $3,312,450 which consists of $2,280,150 in current liabilities as of March 31, 2024, and $1,032,300 in other long-term liabilities.

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

As a result of our sale of worldwide rights to Vyleesi pursuant to the Purchase Agreement, we currently do not have a recurring source of revenue. Based on our available cash and cash equivalents as of March 31, 2024, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of the calendar year 2024.

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

We have a history of substantial net losses, including a net loss of $24.0 million for the year ended June 30, 2023. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2023, we had an accumulated deficit of $412,030,437. We had $24,036,741 in net loss for the year ended June 30, 2023, compared to $36,198,299 in net loss for the year ended June 30, 2022. We may not achieve or sustain profitability in future years, depending on numerous factors, including whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

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

We no longer have a recurring source of revenue, and our current ability to generate revenue is largely dependent on Cosette’s achieving certain sales-based milestones.

Under the Purchase Agreement, we are entitled to receive milestone payments of up to $159,000,000 (“Milestone Payments”) from Cosette on sales of Vyleesi. Before any of our new product candidates are approved for commercialization, our ability to generate revenue currently depends on Milestone Payments under the Purchase Agreement with Cosette and our ability to develop and license our new products under development. Accordingly, our ability to continue funding our new product development activities and operations may be dependent on Cosette’s ability to successfully market, sell and distribute Vyleesi and to perform its contractual obligations. Milestone Payments from Cosette for sales of Vyleesi may not be sufficient to fully fund our current operations, and there can be no assurance that Milestone Payments will be sufficient to fund our future operations. The amount of Milestone Payments we will receive under the Purchase Agreement is uncertain, and we have no control over the efforts and resources Cosette devotes to the marketing and sale of Vyleesi. If Cosette is unsuccessful and we do not receive sufficient Milestone Payments, we will need to explore other sources of capital to fund our operations.

We will need additional funding, including funding to complete clinical trials for our product candidates, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our MC1r product candidates, primarily for ocular indications. As of March 31, 2024, we had cash and cash equivalents of $10,014,088, with current liabilities of $8,532,782. Based on our available cash, cash equivalents and marketable securities, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Under our sales agreement with Cosette, we can receive up to $159,000,000 in contingent, sales-based milestone payments. We have no control over the sales strategy that Cosette employs, and cannot predict whether Cosette will meet sales milestones, ranging from annual net sales of $15,000,000 to $200,000,000. We cannot predict whether Cosette will be able successfully manufacture Vyleesi for worldwide markets or will be successful in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD.

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

The ongoing military conflicts between Russia and Ukraine and Israel and Hamas could cause geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption, which may adversely affect our revenue, financial condition, or results of operations.

The current military conflicts between Russia and Ukraine and Israel and Hamas may disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have already been initiated or may in the future be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) can adversely affect our business, our contract research organizations, and other third parties with which we conduct business. Resulting volatility, disruption, or deterioration in the credit and financial markets may further make any necessary debt or equity financing more difficult and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, or other partners may be adversely impacted by deteriorating economic conditions, which could directly affect our ability to attain our operating goals and to accurately forecast and plan our future business activities.

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

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on May 14, 2024, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of May 14, 2024, there were 8,800,031 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of May 14, 2024, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543
4.1	Form of February 1, 2024 Private Warrant.		8-K	February 1, 2024	001-15543
4.2	Form of February 1, 2024 Placement Agent Warrant.		8-K	February 1, 2024	001-15543
4.3	Form of January 24, 2024 Amendment to the Placement Agent Warrants issued on November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.4	Form of January 24, 2024 Amendment to the Private Warrants issued to the Investor of November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
10.1	Form of Securities Purchase Agreement, dated January 29, 2024, between the Company and the Purchasers named therein.	X	8-K	February 1, 2024	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 15, 2024	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 15, 2024	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

