Form 10-K
period 2024-06-30
PALATIN TECHNOLOGIES INC
filed 2024-09-30
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 29, 2023): $55,737,667

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 27, 2024): 19,548,167

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

•

whether Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired our Vyleesi® (the trade name for bremelanotide for treatment of hyperactive sexual desire disorder in premenopausal women) product in December 2023, will have sufficient sales to generate significant milestone payments under our purchase agreement with Cosette;

•

the results of clinical trials with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024; a co-formulation of bremelanotide with a phosphodiesterase type 5 inhibitor (PDE5i) for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy, scheduled to start a pharmacokinetic study in the first quarter of calendar year 2025; PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed Phase 3 clinical trials and announced top line results from the first Phase 3 clinical trial in the first quarter of calendar year 2024; PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022; and a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022;

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

Trademarks and Trade Names

Palatin Technologies® is a registered trademarks of Palatin Technologies, Inc., and Palatin™ and the Palatin logo are trademarks of Palatin Technologies, Inc. Other trademarks referred to in this report are the property of their respective owners.

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

•

We have a history of substantial net losses, including a net loss of $29.7 million for the year ended June 30, 2024, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

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

•

If side effects emerge that can be linked to any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

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

•

As of September 27, 2024, there were 11,385,637 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

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

Our primary focus is on the development of melanocortin receptor system treatments for obesity and for male sexual dysfunction.  In the second quarter of calendar year 2024 we initiated a Phase 2 clinical study for the treatment of obesity with co-administration of the melanocortin agonist bremelanotide with tirzepatide, a GLP-1 (glucagon-like peptide-1) agonist, and plan to enroll up to 60 patients who are actively on tirzepatide with the primary endpoint of the trial to demonstrate safety and increased efficacy of co-administration of bremelanotide with tirzepatide in reducing body weight.  We have initiated a clinical program for the evaluation of bremelanotide co-formulated with a phosphodiesterase type 5 inhibitor (PDE5i) for the treatment of erectile dysfunction (ED) in patients that do not respond to PDE5i monotherapy.  A pharmacokinetics study is targeted for the first half of calendar year 2025, with a Phase 3 clinical trial in PDE5i non-responder ED patients expected to commence in the second half of calendar year 2025.

Our new product development activities in inflammation disease indications focus primarily on development of MCr peptides for ocular conditions, but also include conditions in the gut and kidney. Utilizing peptides which are agonists at MC1r, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease (also known as keratoconjunctivitis sicca), uveitis, diabetic retinopathy, and inflammatory bowel disease. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions through development, approval and commercialization.

Our U.S. Food and Drug Administration (“FDA”) approved melanocortin receptor agonist, Vyleesi, an “as needed” therapy used in anticipation of sexual activity and self-administered in the thigh or abdomen via a single-use subcutaneous auto-injector by premenopausal women with hypoactive sexual desire disorder (“HSDD”), was acquired by Cosette in December 2023. Vyleesi is the first FDA-approved melanocortin agent and the first and only FDA-approved as-needed treatment for premenopausal women with HSDD.

Our Business Strategy. Key elements of our business strategy include:

•	Maintaining a team to create, develop and commercialize MCr products addressing unmet medical needs;

•

Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

•

Partially funding our product development programs with the cash flow generated from the sale of the Vyleesi product, including future milestone payments, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our other product candidates.

Pipeline Overview

The following chart illustrates the status of our drug development programs and Vyleesi, an FDA approved product for the treatment of premenopausal women with acquired, generalized HSDD acquired by Cosette in December, 2023.

* These programs are planned but dependent on funding.

Melanocortin Receptor Programs

Our Current Product Development Strategy. We are developing products which incorporate a melanocortin agonist with another pharmaceutical agent, with an initial focus on an MC4r agonist plus a GLP-1 drug for use in obese patients, and on an MC4r agonist plus a PDE5i for use in treatment of erectile dysfunction in patients who do not respond to PDE5i monotherapy.  We believe that use of two active agents may result in increased efficacy and decreased side effects.

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

Bremelanotide Co-administration with Tirzepatide (a GLP-1 agonist) to Treat Obesity. In August 2024, we initiated patient dosing for a clinical trial to investigate the safety, tolerability and effectiveness of co-administration of bremelanotide with tirzepatide in treatment of obesity. Prior clinical studies have demonstrated the role of bremelanotide in the regulation of energy storage and food intake, resulting in weight loss.  Full patient enrollment in this Phase 2 trial is excepted later in calendar year 2024, with topline date readout expected in the first half of calendar year 2025.  We are initiating Investigational New Drug (“IND”) enabling activities for a novel MC4r selective long-acting agonist later this year, and plan to file an IND in the second half of calendar year 2025.

Bremelanotide Co-formulated with a PDE5i for the Treatment of ED in Patients Not Adequately Responsive to PDE5i Monotherapy.  We have co-formulated bremelanotide with a PDE5i drug and anticipate commencing a Phase 3 clinical study in PDE5i monotherapy non-responder ED patients in the second half of calendar year 2025.  Prior clinical studies by Palatin have demonstrated the synergistic effects of combining bremelanotide with a PDE5i drug as a treatment for ED.

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

We have developed a PL9643 ophthalmic solution (topical eye drops) in a single use delivery device, and a Phase 3 pivotal clinical trial (“MELODY-1”) designed to support a New Drug Application (“NDA”) has been completed with positive top line results.  PL9643 treatment demonstrated clinically meaningful (visual analog score reduction of >10 points from baseline) and statistically significant results for the co-primary symptom endpoint of pain (p<0.025) and multiple other symptom endpoints. PL9643 treatment for the co-primary sign endpoint and secondary sign endpoints demonstrated positive treatment effects over vehicle in the ITT population but did not achieve statistical significance. We concluded a positive Type C meeting with the FDA, confirming the acceptability of protocols and endpoints for signs and symptoms of PL9643 Phase 3 pivotal clinical trials for DED. The remaining Phase 3 clinical trial program consists of two Phase 3 studies, MELODY-2 and MELODY-3, and include sign and symptom endpoints in each study.

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

For ulcerative colitis and other inflammatory bowel diseases, we administer PL8177 in our oral formulation to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1r present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that PL8177 at MC1r in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects.

A Phase 2 study in ulcerative colitis using our polymer-encapsulated, delayed-release, oral formulation of PL8177 initiated patent enrollment in September 2022, and topline date is expected in the first half of calendar year 2025. The Phase 2 study is a multi-center, randomized, double-blind, placebo-controlled, adaptive design, parallel group of PL8177 study, with once daily oral dosing in adult ulcerative colitis subjects. The study uses an adaptive design with an interim assessment by an independent drug monitoring committee after the initial 16 subjects have completed the 8-week evaluation visit.

Diabetic Nephropathy Proof-of-Concept Study. A Phase 2 proof-of-concept study is ongoing for diabetic nephropathy, with topline results expected in the fourth quarter of calendar year 2024. Diabetic nephropathy, also called diabetic kidney disease, is the most common cause of end-stage renal disease in the United States and other developed countries. A melanocortin pan agonist is administered by subcutaneous injection to patients taking conventional renin-angiotensin-aldosterone system (“RAAS”) inhibitors.

Melanocortin Peptides for Diabetic Retinopathy. We conducted preclinical studies with melanocortin peptides in diabetic retinopathy models and have selected a peptide candidate for further development work. We are working on a formulation for intravitreal and subcutaneous administration. If results support advancing the program, we will conduct required safety studies and manufacture drug product under Good Manufacturing Practices (“GMP”) regulations needed to file an IND and initiating clinical studies.

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

Competition

General. Our products under development will compete on the basis of quality, performance, cost effectiveness and application suitability with numerous established products and technologies. We have many competitors, including pharmaceutical, biopharmaceutical and biotechnology companies. Furthermore, there are several well-established products in our target markets that we will have to compete against. Other companies may also introduce products using new technologies that may be competitive with our proposed products. Most of the companies selling or developing competitive products have financial, technological, manufacturing and distribution resources significantly greater than ours and may represent significant competition for us. In addition, approved products may eventually face competition from generic versions that will sell at significantly reduced prices, be preferred by managed care and health insurance payers, and be eligible for automatic pharmacy substitution even when a prescriber writes a prescription for our product. The timing and extent of future generic competition is dependent upon both our intellectual property rights and the FDA regulatory process but cannot be accurately predicted.

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

Bremelanotide Co-administration with Tirzepatide (a GLP-1 agonist) to Treat Obesity. A large number of companies are developing products and therapies to combat obesity and diabetes, including Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer, Regeneron and Altimmune. The recent extensive use of both Food and Drug Administration-approved and compounded versions of GLP-1 receptor agonist drug products, such as Wegovy and Ozempic (semaglutide) for the treatment of obesity, has significantly increased the competition in the obesity market. There are other melanocortin agonists marketed in the United States, including Imcivree®, the melanocortin agonist setmelanotide, marketed by Rhythm Pharmaceuticals and which is indicated for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity.  Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

Bremelanotide Co-formulated with a PDE5i for the Treatment of Erectile Dysfunction (“ED”) in Patients Not Adequately Responsive to PDE5i Monotherapy. PDE5i drugs, including sildenafil (Viagra®), tadalafil (Cialis®), vardenafil (Levitra®), and avanafil (Stendra®), are clinically indicated for the treatment of erectile dysfunction and are widely used throughout the world. Other therapies, including various devices and drugs, are in development. There are other melanocortin agonists marketed in the United States, including Imcivree®, the melanocortin agonist setmelanotide, marketed by Rhythm Pharmaceutical for chronic weight management.  While competitors and potential competitors in treatment of refractory erectile dysfunction have substantially greater financial, technological, research and development, marketing and personnel resources than we do, there are no disclosed co-formulations of a melanocortin receptor 4 agonist and a PDE5i drug.

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

Future Patent Infringement. We do not know for certain that our commercial activities will not infringe upon patents or patent applications of third parties, some of which may not even have been issued. Although we are not aware of any valid United States patents which are infringed by our product candidates, we cannot exclude the possibility that such patents might exist or arise in the future. We may be unable to avoid infringement of any such patents and may have to seek a license, defend an infringement action, or challenge the validity of such patents in court. Patent litigation is costly and time consuming. If such patents are valid and we do not obtain a license under any such patents, or we are found liable for infringement, we may be liable for significant monetary damages, may encounter significant delays in bringing products to market, or may be precluded from participating in the manufacture, use or sale of products or methods of treatment covered by such patents.

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

14

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

Climate Change Related Regulation

Our operations are focused on research and development of pharmaceutical products, and a significant portion of this research and development is conducted outside our facilities, including by outsourced contract research organizations or universities conduct research and studies at multiple sites. We do not anticipate any regulation regarding climate change to impact our operations.

There is the potential for more frequent and severe weather events that may impact the facilities of our contractors and suppliers. We cannot provide assurance that physical risks to the facilities of our contractors, suppliers and supply chain due to climate change will not occur in the future, but do not believe these potential risks are material to our operations at this time.

Employees

As of September 27, 2024, we employed 30 people full time, of whom 21 are engaged in research and development activities and 9 are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

We rely on contractors and scientific consultants to work on specific research and development programs. We rely on independent organizations, advisors, and consultants to provide services, including aspects of manufacturing, testing, preclinical evaluation, clinical management, regulatory strategy, and market research. Our independent advisors, contractors and consultants sign agreements that provide for confidentiality of our proprietary information and that we have the rights to any intellectual property developed while working for us.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2024. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $29.7 million for the year ended June 30, 2024. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2024, we had an accumulated deficit of $441.8 million. We had $29.7 million in net loss for the year ended June 30, 2024, compared to $24.0 million in net loss for the year ended June 30, 2023. We may not achieve or sustain profitability in future years, depending on numerous factors, including whether and when development and product commercialization milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC1r and MCr products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We sold our Vyleesi product to Cosette in December 2023 and have the potential to receive milestone payments based on sales of Vyleesi by Cosette.  However, we do not anticipate receiving significant milestone payments for at least the next year from the issuance of this Annual Report and may never receive significant milestone payments. For the foreseeable future, we will have to fund our operations and capital expenditures from license, royalty and contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates other than Vyleesi, which may not be available on acceptable terms, if at all.

We intend to focus future efforts on our bremelanotide combination products MC1r product candidates, primarily for ocular indications. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $9.5 million, with current liabilities of $9.7 million. Based on our available cash, cash equivalents and marketable securities, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC1r product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

Risks Related to Our Business, Strategy, and Industry

The commercial success of Vyleesi for HSDD is a component of our corporate strategy, but we may not receive significant milestone payments under our purchase agreement with Cosette.

In December 2023 we sold Vyleesi to Cosette under a purchase agreement providing for contingent, sales-base milestone payments of up to $159 million. We do not know whether or to what extent Cosette will meet milestone payment benchmarks.  Our near-term prospects, including our ability to finance our company and generate revenue, will be impacted by the successful commercialization of Vyleesi for HSDD by Cosette, as well as preclinical and clinical results with our future product candidates. The clinical and commercial success of Vyleesi by Cosette and our product candidates will depend on a number of factors, including the following:

•

timely completion of, or need to conduct additional clinical trials and studies, for our product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	the ability to demonstrate to the satisfaction of the FDA the safety and efficacy of future product candidates through clinical trials;

•	whether we or our licensees are required by the FDA or other similar foreign regulatory agencies to conduct additional clinical trials to support the approval of Vyleesi and future product candidates;

•	Cosette’s ability to successfully manufacture Vyleesi;

•	Cosette’s success in educating physicians and patients about the benefits, administration and use of Vyleesi for HSDD;

•	the prevalence and severity of adverse events experienced with Vyleesi for HSDD or any future product candidates or approved products;

•	the adequacy and regulatory compliance of the autoinjector device, supplied by an unaffiliated third party, used as part of the Vyleesi combination product;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	our ability to raise additional capital on acceptable terms to achieve our goals;

•	achieving and maintaining compliance with all regulatory requirements applicable to Vyleesi for HSDD or any future product candidates or approved products;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

•	the effectiveness of our own or our future potential strategic collaborators’ marketing, sales and distribution strategy and operations;

•

the ability to manufacture clinical trial supplies of any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP;

•	Cosette’s ability to successfully commercialize Vyleesi for HSDD in the United States;

•	our ability to successfully commercialize any future product candidates, if approved for marketing and sale, whether alone or in collaboration with others;

•	our ability to enforce our intellectual property rights for any future product candidates;

•	our ability to avoid third-party patent interference or intellectual property infringement claims;

•	acceptance of Vyleesi for HSDD or any future product candidates, if approved, as safe and effective by patients and the medical community; and

•	a continued acceptable safety profile and efficacy of Vyleesi for HSDD or any future product candidates following approval.

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure investors that we will be able to generate sufficient revenue through the sale of any future product candidate, to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials, or inability to successfully commercialize our products could impair our reputation in the industry and the investment community and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

Ongoing military conflict could cause geopolitical instability, economic uncertainty, financial markets volatility and capital markets disruption, which may adversely affect our revenue, financial condition, or results of operations.

Military conflict, such as the ongoing conflicts between Russia and Ukraine and between Israel and Hamas, may disrupt or otherwise adversely impact our operations and those of third parties upon which we rely. Related sanctions, export controls or other actions that have already been initiated or may in the future be initiated by nations including the U.S., the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) can adversely affect our business, our contract research organizations, and other third parties with which we conduct business. Resulting volatility, disruption, or deterioration in the credit and financial markets may further make any necessary debt or equity financing more difficult and more costly. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business strategy, financial performance, and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers, or other partners may be adversely impacted by deteriorating economic conditions, which could directly affect our ability to attain our operating goals and to accurately forecast and plan our future business activities.

Our product candidates including our combination products for treatment of obesity and ED, as well as PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

Our product candidates, including the combination products bremelanotide and a PDE5i agent and bremelanotide and tirzepatide or another GLP-1 agonist, PL9643 for dry eye disease, and PL8177 for the treatment of ulcerative colitis, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

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

If side effects emerge that can be linked to any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

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

In general, the biopharmaceutical industry is highly competitive. We are likely to encounter significant competition with respect to MC1r product candidates and MCr product candidates. Most of our competitors have substantially greater financial and technological resources than we do. Many of them also have significantly greater experience in research and development, marketing, distribution, and sales than we do. Accordingly, our competitors may succeed in developing, marketing, distributing, and selling products and underlying technologies more rapidly than we can. These competitive products or technologies may be more effective and useful or less costly than Vyleesi or our MC1r product candidates and MCr product candidates. In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations are also conducting research and may develop competing products or technologies on their own or through strategic alliances or collaborative arrangements.

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

We do not have the facilities to manufacture our early-stage potential products such as bremelanotide in combination with a PDE5i, bremelanotide in combination with tirzepatide, PL8177, PL9643, PL9654 and other melanocortin receptor agonist compounds for use in preclinical studies and clinical trials. Contract manufacturers must perform these manufacturing activities in a manner that complies with FDA regulations. Our ability to control third-party compliance with FDA requirements is limited to contractual remedies and rights of inspection. The manufacturers of our potential products and their manufacturing facilities will be subject to continual review and periodic inspections by the FDA and other authorities where applicable, and must comply with ongoing regulatory requirements, including FDA regulations concerning GMP. Failure of third-party manufacturers to comply with GMP, medical device QSR, or other FDA requirements may result in enforcement action by the FDA. Failure to conduct their activities in compliance with FDA regulations could delay our development programs or negatively impact our ability to receive FDA approval of our potential products. Establishing relationships with new suppliers, who must be FDA-approved, is a time-consuming and costly process.

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

We may use artificial intelligence in our business, and challenges with properly managing its use, as well as uncertainty regarding the legal landscape surrounding the use of artificial intelligence ("AI”) could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate AI solutions into our platform, and these applications may become important in our operations over time. There are significant risks involved in utilizing AI and no assurance can be provided that the usage of such AI will enhance our business or assist our business in being more efficient or profitable. Known risks of AI currently include inaccuracy, bias, toxicity, intellectual property infringement or misappropriation, data privacy and cybersecurity and data provenance. In addition, AI may have errors or inadequacies that are not easily detectable. AI may also be subject to data herding and interconnectedness (i.e., multiple market participants utilizing the same data), which may adversely impact our business. If the data used to train AI or the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, incomplete, overbroad or biased, our business, financial condition, and results of operations may be adversely affected. The legal landscape and subsequent legal protection for the use of AI remains uncertain, and development of the law in this area could impact our ability to enforce our proprietary rights or protect against infringing uses. If we do not have sufficient rights to use the data on which AI relies or to the outputs produced by AI applications, we may incur liability through the violation of certain laws, third-party privacy or other rights or contracts to which we are a party. Our use of AI applications may also, in the future, result in cybersecurity incidents that implicate the personal data of customers or patients. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations.

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

We rely on our relatively small management team and staff as well as various contractors and consultants to provide critical services. Our ability to execute our clinical programs for PL8177, PL9643 and our other preclinical programs for MC1r and MC4r peptide or small molecule drug candidates depends on our continued retention and motivation of our management and senior staff professionals, including executive officers and senior members of product development and management, including commercialization, who possess significant technical expertise and experience and oversee our development and commercialization programs. If we lose the services of existing key personnel, our development programs could be adversely affected if suitable replacement personnel are not recruited quickly. Our success also depends on our ability to develop and maintain relationships with contractors, consultants, and scientific advisors.

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

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees or royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all.

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

For the 12-month period ended June 30, 2024, the price of our stock has been volatile, ranging from a high of $5.65 per share to a low of $1.43 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

As a public company in the United States, we are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Our internal control over financial reporting was not effective as of June 30, 2024,  and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley could have a material adverse effect on our business and share price.

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

Our management’s assessment of internal control over financial reporting and concluded that, as of June 30, 2024, our internal control over financial reporting was ineffective due to a material weakness in our controls over the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short-form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of September 27, 2024, there are 4,030 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 27, 2024, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of September 27, 2024, there were 11,385,637 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 27, 2024, holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	5,333 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;

•	2,249,102 shares issuable upon exercise of stock options with a weighted-average exercise price of $6.12 per share;

•	859,613 shares issuable under restricted stock units which will vest on dates between June 22, 2025 and June 4, 2028, subject to the fulfillment of service or performance conditions;

•	279,700 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery;

•	66,666 shares of common stock issuable upon exercise of warrants at an exercise price of $12.50 per share, and expire on May 11, 2026;

•	2,727,273 shares of common stock issuable upon exercise of Series A warrants at an exercise price of $1.88 per share, and expire on June 24, 2029;

•

2,122,642 shares of common stock issuable upon exercise of Series B warrants at an exercise price of $1.88 per share. 498,441 Series B warrants expire June 24, 2024 and 1,624,201 Series B warrants are subject to stockholder approval and will expire on the five-year anniversary from the date of stockholder approval;

•	1,831,503 shares of common stock issuable upon exercise of common warrants at an exercise price of $5.46 per share, and that expire on February 1, 2028;

•

91,575 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s February 1, 2024 offering, with an exercise price of $6.825 per share, and an expiration date of February 1, 2028;

•

90,909 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s October 2022 offering, with an exercise price of $6.875 per share, and an expiration date of October 31, 2027;

•	943,396 shares issuable upon exercise of warrants issued in the Company’s October 2023 Offering, with an exercise price of $2.12 per share, and that expire on April 24, 2029;

•

117,925 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the October 2023 Offering, with an exercise price of $2.65 per share, and an expiration date of October 20, 2028; and

•	223,538 shares of common stock available for future issuance under our 2011 Stock Incentive Plan.

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

We are currently not in compliance with the continued listing standards of the NYSE American. If we fail to regain compliance with the NYSE American listing standards, our common stock could be de-listed from the NYSE American.

Our common stock is listed on the NYSE American, a national securities exchange, under the symbol “PTN”. As a result, we are subject to NYSE American’s listing standards, which generally mandate that we meet certain requirements relating to stockholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements.

On October 10, 2023, Palatin received a notice from the staff of NYSE American LLC (the “NYSE American”) that Palatin was not in compliance with the Exchange’s continued listing standards under Section 1003(a)(i) and (ii) of the NYSE American Company Guide. Section 1003(a)(i) requires a listed company to have stockholders’ equity $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. Palatin is now subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide. Palatin had until November 9, 2023, to submit a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by April 10, 2025.

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

If we fail to regain compliance with the continued listing requirements of the NYSE American, the NYSE American may take steps to de-list our common stock. If the NYSE American de-lists our securities for trading on its exchange, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common shares are considered to be covered securities because they are listed on the NYSE American. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE American, our common stock would not be deemed covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have established certain processes for identifying, evaluating, and managing material risks from cybersecurity threats as a part of our overall technology management strategy. These processes are designed and reassessed on a periodic basis to help protect our technology assets and operations from internal and external security threats.

We engage third parties to assess the effectiveness of our cybersecurity and technology management strategy and continue to seek to implement new, and improve existing, processes regularly to adjust for changes in technology, internal or external threats, business strategy, and regulatory requirements. We, and our third parties, have deployed managed detection and response services to monitor our technology infrastructure and information systems for possible threats. Our technology management strategy also includes ongoing security training and education for employees regarding threats, including their role and responsibility in detecting and responding to such threats.

The Company’s employees are required to sign confidentiality agreements in an effort to, among other things, help to ensure cybersecurity. The Company has taken measures to better ensure that key employees are aware of data security threats (including cybersecurity threats), and Company security policies and procedures, as appropriate. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.

In the last two fiscal years, we have not identified cybersecurity threats that have materially affected, or are reasonably likely to materially affect, our business, results of operations, or financial condition. Although we proactively attempt to prevent all threats, we are unable to eliminate all risk from cybersecurity threats or provide assurance that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see Item 1A. Risk Factors “Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.”

While our board of directors is responsible for oversight and risk management in general, our audit committee provides oversight of our technology management strategy to ensure that cybersecurity threats and risks are identified, evaluated, and managed. The audit committee receives periodic updates from our management team regarding the overall state of our technology management strategy and any relevant risks from cybersecurity threats and cybersecurity incidents. Our management team is responsible for assessing and managing the material risks from cybersecurity threats.

Item 2. Properties

Our corporate offices are located at 4B Cedar Brook Drive, Cedar Brook Corporate Center, Cranbury, NJ 08512, where we lease approximately 10,000 square feet of office space under a lease that expires in June 2025. We also lease approximately 3,600 square feet of laboratory space in the Township of South Brunswick, NJ under a lease that expires in October 2026. We believe our present facilities are adequate for our current needs. The corporate offices include private offices, meeting rooms and workspaces for all administrative personnel and over half of the research and development personnel, with the remainder of research and development personnel stationed at the laboratory facility. We do not own any real property.

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

On September 27, 2024 we had approximately 90 record holders of common stock and the closing sales price of our common stock as reported on the NYSE American was $0.84 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $16,051,587.

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. There were no shares withheld during the quarter ended June 30, 2024, at the direction of the employees as permitted under the 2011 Stock Incentive Plan, in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 27, 2024, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Forward-Looking Statements

The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K (this “Annual Report”) immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Introduction

Palatin Technologies, Inc. is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor system. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women.  This product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”) on December 19, 2023.

Our new product development activities focus primarily on use of bremelanotide, or other MC4r agonists, with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, and a co-formulation of bremelanotide with a PDE5i for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy. We are also developing MC1r agonists, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, uveitis, diabetic retinopathy, and inflammatory bowel disease.

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

Revenue Recognition (Prior to the sale of Vyleesi)

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

Product revenues consisted of sales of Vyleesi in the United States prior to the sale of the Vyleesi product line to Cosette Pharmaceuticals, Inc. (“Cosette”) in December 2023. Prior to the sale of Vyleesi product line, we sold Vyleesi to a specialty pharmacy at the wholesale acquisition cost with payment made within approximately 30 days. In addition to distribution agreements with customers, we had entered into arrangements with healthcare payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of our products.

We recorded product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks, and rebates. Certain of these allowances represent estimates of the related obligations and, as such, knowledge and judgement are required when estimating the impact of these allowances on gross product sales for a reporting period. If any of our judgments made during a reporting period are not indicative or accurate estimates of our future experience, our results could be materially affected. Product sales are also subject to return rights, which have not been significant to date.

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

Results of Operations

Year Ended June 30, 2024 Compared to the Year Ended June 30, 2023:

Revenue – For the fiscal year ended June 30, 2024 (“fiscal 2024”) we recognized $4,490,090 of product revenue, net of allowances. For the fiscal year ended June 30, 2023 (“fiscal 2023”) we recognized $4,850,678 of product revenue, net of allowances, and $3,000 in license and contract revenue pursuant to our license agreement with Fosun. The decrease in net revenue is a result of the sale of Vyleesi’s worldwide rights to Cosette during fiscal 2024.

Cost of Products Sold – Cost of products sold was $97,637 for fiscal 2024 compared to $418,470 for fiscal 2023. The decrease in cost of products sold is a result of the sale of Vyleesi’s worldwide rights to Cosette during fiscal 2024.

Research and Development – Total research and development expenses, including general research and development spending, were $22,400,372 for fiscal 2024 compared to $22,630,577 for fiscal 2023. The decrease is a result of lower spending on our MCr programs.

Research and development expenses related to our Vyleesi, MCr programs, and other preclinical programs were $15,512,149 for fiscal 2024 compared to $16,202,432 for fiscal 2023. The decrease is primarily related to a decrease in spending on our MCr programs.

The amounts of program spending above exclude general research and development spending, which were $6,888,233 for fiscal 2024 compared to $6,428,145 for fiscal 2023. The increase in general research and development spending is primarily attributable to increased compensation costs.

Cumulative spending from inception to June 30, 2024 was approximately $311,900,000 on our Vyleesi program and approximately $234,000,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist of costs related to Vyleesi in addition to compensation and related costs, were $12,270,046 for fiscal 2024, compared to $15,290,836 for fiscal 2023. The decrease is primarily attributable to $1,912,243 of selling expenses related to Vyleesi in fiscal 2024 compared to $4,621,001 of selling expenses related to Vyleesi in fiscal 2023.

Gain on Purchase Commitment - Gain on purchase commitments was $1,027,322 for fiscal 2023 as a result of the Company amending the minimum purchase commitment that was previously reserved under the Lonza Agreement.

Gain on Sale of Vyleesi – On December 19, 2023, the Company entered into an asset purchase agreement (the “Cosette Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi.  As a result of the transaction, the Company recorded a gain of $7,781,844 on the sale of Vyleesi for the year ended June 30, 2024. The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Other Income (Expense)– Total other income (expense), net was ($7,239,992) for fiscal 2024 compared to $3,747,143 for fiscal 2023. For fiscal 2024, we recognized an increase in the fair value of warrant liabilities of $6,962,562, offering expense of $696,912 and interest expense of $17,114 offset by investment income of $376,843 and unrealized foreign currency gain of $59,753.  For fiscal 2023, we recognized a decrease in the fair value of warrant liabilities of $4,620,911 and investment income of $691,981 offset by $1,115,765 of offering expenses, $429,971 of unrealized foreign currency loss and $20,013 of interest expense.

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

During fiscal 2024, net cash used in operating activities was $31,461,441 compared to net cash used in operating activities of $29,271,346 in fiscal 2023. The increase in cash used in operations in fiscal 2024 compared with fiscal 2023 was a result of a higher net loss in fiscal 2023 due to a change in fair value off warrant liabilities, offset by the gain on the sale of Vyleesi and working capital changes.

During fiscal 2024, net cash provided by investing activities was $12,450,364 which consisted of $9,500,000 related to proceeds from the sale of Vyleesi and $2,992,890 for the maturity of marketable securities offset by $42,526 used for the purchases of property and equipment. During fiscal 2023, net cash used in investing activities was $3,426,757 which consisted of $2,992,830 used for the purchase of marketable securities and $433,927 of leasehold improvements.

During fiscal 2024, net cash provided by financing activities was $20,548,891 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs of $14,693,779 and the exercise of outstanding warrants of $6,045,642 offset by payment of withholding taxes related to restricted stock units of $56,401, and payment of finance lease obligations of $106,392. During fiscal 2023, net cash provided by financing activities was $10,748,591 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs of $10,995,497 and the exercise of outstanding warrants of $78 offset by payment of withholding taxes related to restricted stock units of $146,062, and payment of finance lease obligations of $100,922.

We had a net loss for fiscal 2024 of $29,736,113. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop our MCr product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2024, our cash, cash equivalents and marketable securities were $9,527,396 with current liabilities of $9,657,681.

Our obligations include aggregate lease obligations of $426,556 for the year ending June 30, 2025 and $163,782 for the years ending June 30, 2026 and 2027, and aggregate inventory purchase commitments of $1,976,450 which include $944,150 in current liabilities as of June 30, 2024 and $1,032,300 included in other long-term liabilities.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

Based on our June 30, 2024, cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the second half of calendar year 2024.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, the COVID-19 pandemic and its resulting impact to economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2025 and beyond.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

Consolidated Financial Statements

The following consolidated financial statements are filed as part of this Annual Report:

Report of Independent Registered Public Accounting Firm

To the To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2024 and 2023, the related consolidated statements of operations, changes in redeemable convertible preferred stock and stockholders’ (deficiency) equity, and cash flows forthe years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company hasincurred operating losses and negative cash flows from operations since inception and will need additional funding to complete planned product development efforts that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of accrued external research and development expenses

As discussed in Notes 2 and 13 to the consolidated financial statements, the costs of research and development activities are charged to expense as incurred, which includes accrued external research and development expenses incurred under contracts with third parties. At the end of each quarter, the Company reviews the activities performed under all contracts and accrues expenses based upon the estimated amount of work completed considering milestones achieved. Accrued external research and development expenses were comprised of accrued clinical/regulatory costs and other research related expenses of $1,509,797 and $65,972, respectively as of June 30, 2024.

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

Philadelphia, Pennsylvania

September 30, 2024

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,527,396	$7,989,582
Marketable securities	-	2,992,890
Accounts receivable	-	2,915,760
Inventories	-	526,000
Prepaid expenses and other current assets	242,272	1,897,281
Total current assets	9,769,668	16,321,513

Property and equipment, net	388,361	684,910
Right-of-use assets - operating leases	527,321	876,101
Other assets	56,916	56,916
Total assets	$10,742,266	$17,939,440

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,101,929	$4,303,527
Accrued expenses	4,185,046	6,511,059
Short-term operating lease liabilities	380,542	354,052
Short-term finance lease liabilities	46,014	106,392
Other current liabilities	944,150	3,856,800
Total current liabilities	9,657,681	15,131,830

Long-term operating lease liabilities	163,782	544,323
Long-term finance lease liabilities	-	46,014
Other long-term liabilities	1,032,300	2,083,200
Warrant liabilities	-	1,850,544
Total liabilities	10,853,763	19,655,911

Commitments and contingencies (Note 14)

Contingently redeemable warrants	-	263,400

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of June 30, 2024: issued and outstanding 4,030 shares as of June 30, 2024 and June 30, 2023	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 17,926,640 shares as of June 30, 2024 and 11,656,714 shares as of June 30, 2023	179,266	116,567
Additional paid-in capital	441,475,747	409,933,959
Accumulated deficit	(441,766,550)	(412,030,437)
Total stockholders’ deficiency	(111,497)	(1,979,871)
Total liabilities and stockholders’ deficiency	$10,742,266	$17,939,440

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations

	Year Ended June 30,
	2024	2023

REVENUES
Product revenue, net	$4,490,090	$4,850,678
License and contract	-	3,000
Total revenues	4,490,090	4,853,678

OPERATING EXPENSES
Cost of products sold	97,637	418,470
Research and development	22,400,372	22,630,577
Selling, general and administrative	12,270,046	15,290,836
Gain on sale of Vyleesi	(7,781,844)	-
Gain on purchase commitment	-	(1,027,322)
Total operating expenses	26,986,211	37,312,561

Loss from operations	(22,496,121)	(32,458,883)

OTHER INCOME (EXPENSE)
Investment income	376,843	691,981
Foreign currency gain (loss)	59,753	(429,971)
Interest expense	(17,114)	(20,013)
Offering expenses	(696,912)	(1,115,765)
Change in fair value of warrant liabilities	(6,962,562)	4,620,911
Total other income (expense), net	(7,239,992)	3,747,143

Loss before income taxes	(29,736,113)	(28,711,740)
Income tax benefit	-	4,674,999
NET LOSS	$(29,736,113)	$(24,036,741)

Basic and diluted net loss per common share	$(2.02)	$(2.21)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	14,697,096	10,890,159

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ (Deficiency) Equity

		Redeemable Convertible Preferred Stock						Stockholders' Equity
	Contigently redeemable	Series B		Series C			Escrowed	Series A Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	warrants	Shares	Amount	Shares		Amount	Proceeds	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2022	-	8,100,000	$13,500,000	900,000		$1,500,000	$(15,000,000)	4,030	$40	9,270,947	$92,709	$404,168,822	$(387,993,696)	$16,267,875
Stock-based compensation	-	-	-	-		-	-	-	-	84,062	841	1,673,496		1,674,337
Withholding taxes related to restricted stock units	-	-	-	-		-	-	-	-	(20,468)	(205)	(145,857)	-	(146,062)
Redemption of convertible series B & series C preferred stock	-	(8,100,000)	(13,500,000)	(900,000)		(1,500,000)	15,000,000	-	-	-	-	-	-	-
Sale of common stock and warrants, net of costs	-	-	-	-		-	-	-	-	1,524,034	15,240	1,184,149	-	1,199,389
Conversion of liability classified warrants	-											3,324,653		3,324,653
Warrant exercises	-	-	-	-		-	-	-	-	798,182	7,982	(7,904)	-	78
Reverse stock split fractional shares	-	-	-	-		-	-	-	-	(43)	-	-	-	-
Reclassification of contingently redeemable warrants	263,400	-	-	-		-	-	-	-	-	-	(263,400)	-	(263,400)
Net loss		-	-	-		-	-	-	-	-	-	-	(24,036,741)	(24,036,741)
Balance, June 30, 2023	263,400	-	-	-		-	-	4,030	40	11,656,714	116,567	409,933,959	(412,030,437)	(1,979,871)
Stock-based compensation	-	-	-	-		-	-	-	-	98,372	984	1,871,714	-	1,872,698
Withholding taxes related to restricted stock units	-	-	-	-		-	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	-		-	-	-	-	2,048,530	20,485	9,642,990	-	9,663,475
Conversion of liability classified warrants	-	-	-	-		-	-	-	-	-	-	11,423,203	-	11,423,203
Conversion of liability classified warrants upon warrant exercise	-	-	-	-		-	-	-	-	2,358,491	23,585	2,366,318	-	2,389,903
Warrant exercises	-	-	-	-		-	-		-	3,233,277	32,333	6,015,876	-	6,048,209
Shares held in abeyance	-	-	-	-		-	-	-	-	(1,443,277)	(14,433)	14,433	-	-
Reclassification of contingently redeemable warrants	(263,400)	-	-	-		-	-	-	-	-	-	263,400	-	263,400
Net loss	-	-	-	-		-	-	-	-	-	-	-	(29,736,113)	(29,736,113)
Balance June 30, 2024	-	-	-	-	-	-	-	4,030	$40	17,926,460	$179,266	$441,475,747	$(441,766,550)	$(111,497)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,736,113)	$(24,036,741)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	339,075	288,331
Decrease in right-of-use asset	348,780	371,339
Unrealized foreign currency transaction gain (loss)	(59,753)	429,971
Stock-based compensation	1,872,698	1,674,337
Change in fair value of liability classified warrants	6,962,562	(4,620,911)
Gain on sale of Vyleesi	(7,781,844)	-
Gain on purchase commitment	-	(1,027,322)
Changes in operating assets and liabilities:
Accounts receivable	2,915,760	(1,135,740)
Prepaid expenses and other assets	1,218,846	35,173
Inventories	(1,154,355)	418,471
Accounts payable	(201,598)	1,109,541
Accrued expenses	(2,367,651)	(364,157)
Operating lease liabilities	(354,051)	(371,122)
Other liabilities	(3,463,797)	(2,042,516)
Net cash used in operating activities	(31,461,441)	(29,271,346)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	2,992,890	-
Purchase of marketable securities		(2,992,890)
Proceeds from sale of Vyleesi	9,500,000	-
Purchases of property and equipment	(42,526)	(433,927)
Net cash provided by (used in) investing activities	12,450,364	(3,426,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(56,401)	(146,062)
Proceeds from the sale of common stock and warrants, net	14,666,042	10,995,497
Payment of finance lease obligations	(106,392)	(100,922)
Proceeds from exercise of warrants	6,045,642	78
Net cash provided by financing activities	20,548,891	10,748,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,537,814	(21,949,572)

CASH AND CASH EQUIVALENTS, beginning of period	7,989,582	29,939,154

CASH AND CASH EQUIVALENTS, end of period	$9,527,396	$7,989,582

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$17,114	$20,013
Conversion of liability classified warrants	11,423,203	-
Conversion of liability classified warrants upon warrant exercise	2,389,903	-

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

The Company’s prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. As disclosed in Note 4, this product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”) on December 19, 2023.

Our new product development activities focus primarily on use of bremelanotide, or other MC4r agonists, with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, and a co-formulation of bremelanotide with a PDE5i for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy.

The Company is also developing, dependent on resources for development activities, MC1r agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1r agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing peptides that are active at more than one melanocortin receptor, and MC4r peptide and small molecule agonists with potential utility in obesity and metabolic-related disorders, including rare disease and orphan indications.

Business Risks and Liquidity –The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2024 of $441,766,550 and a net loss for the year ended June 30, 2024 of $29,736,113. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2024, the Company’s cash and cash equivalents were $9,527,396 and current liabilities were $9,657,681. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Based on our available cash and cash equivalents as of June 30, 2024, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the second half of calendar year 2024.

The Company may receive contingent, sales-based milestone payments of up to $159,000,000 on sales of Vyleesi by Cosette Pharmaceuticals, Inc. (“Cosette”) and its licensees.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one investment account sponsored by a large financial institution.

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

The Company also recorded a gain of $4,620,911 as a result in the change in fair value of the warrant liabilities for the year ended June 30, 2023. The Company recorded $1,115,765 of offering expenses for the year ended June 30, 2023. As a result of these adjustments, the cash flow from operations decreased by $852,345 and cash flows from financing activities increased by $852,345 for the year ended June 30, 2023.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $9,089,113 in a money market accounts and $5,789,218 in money market and treasury bills at June 30, 2024 and 2023, respectively.

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

Product revenues consist of sales of Vyleesi in the United States. Prior to selling the Vyleesi product to Cosette in December 2023, the Company sold Vyleesi to specialty pharmacies at the wholesale acquisition cost and payment is currently made within approximately 30 days. In addition to distribution agreements with customers, the Company enters into arrangements with healthcare payers that provide for privately negotiated rebates, chargebacks, and discounts with respect to the purchase of the Company’s products.

The Company records product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Product sales are also subject to return rights, which have not been significant to date.

Gross product sales offset by product sales allowances for the years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30,
	2024	2023

Gross product sales	8,875,153	$12,460,140
Product sales allowances and accruals	(4,385,063)	(7,609,462)
Net sales	$4,490,090	$4,850,678

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

For the years ended June 30, 2024 and 2023, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2024 and June 30, 2023 was 11,127,632 and 4,161,377 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 508,011 and 356,003 vested restricted stock units that had not been issued as of June 30, 2024 and 2023, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(4) ASSET PURCHASE AGREEMENT

On December 19, 2023, the Company entered into an asset purchase agreement (the “Cosette Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Cosette Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating manufacturing and distribution of Vyleesi. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records. The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, and sales-based milestone payments of up to $159,000,000 based on annual net sales of from $15,000,000 to $20,000,000. The closing of the transaction took place simultaneously with the signing of the Cosette Purchase Agreement. As a result of the transaction, the Company recorded gain of $7,781,844 on the sale of Vyleesi for the year ended June 30, 2024.

The Cosette Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Cosette Purchase Agreement or inaccuracy of representations and warranties.

The parties also entered into a transition service agreement pursuant to which the Company provided certain transition services to Cosette for a period time and the Company was reimbursed for the costs of the transition services.

The Company is also eligible to receive regulatory approval milestones associated with the previous licensing of Vyleesi to Fosun for China (see Note 6) and Kwangdong for the Republic of Korea (“Korea”) (see Note 7).

(5) MANUFACTURING SUPPLY AGREEMENTS FOR VYLEESI

The Company has transferred to Cosette its right, title and interest in contracts and agreements to manufacture Vyleesi, including manufacturing contracts with Catalent Belgium S.A. (“Catalent”), a subsidiary of Catalent Pharma Solutions, Inc., to manufacture drug product and prefilled syringes and assemble prefilled syringes into an auto-injector device; Ypsomed AG (“Ypsomed”), to manufacture the auto-injector device (the “Ypsomed Agreement”); and Lonza Ltd. (“Lonza”), to manufacture the active pharmaceutical ingredient peptide (the “Lonza Agreement”).

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

(8) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2024	2023
Clinical / regulatory costs	$23,926	$141,512
Insurance premiums	71,097	342,645
Vyleesi contractual advances	-	816,750
Other	147,249	596,374
	$242,272	$1,897,281

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2024:
Cash equivalents - Money market funds	$9,089,113	$9,089,113	$-	$-
June 30, 2023:
Cash equivalents - Money market funds	$2,808,598	$2,808,598	-	-
Cash equivalents - Treasury bill	2,980,620	2,980,620	-	-
Marketable securities - Treasury bill	2,992,890	2,992,890	-	-
Total	$8,782,108	$8,782,108	$-	$-

(10) INVENTORIES

Inventories consist of raw materials and finished goods related to Vyleesi. The following table summarizes the components of inventories:

	June 30,	June 30,
	2024	2023

Raw materials	$-	$526,000
Finished goods	-	-
	$-	$526,000

(11) LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and October 31, 2026, respectively.

The components of operating lease cost are as follows:

Operating lease cost	Year ended June 30, 2024	Year ended June 30, 2023
Operating lease cost	$263,859	$291,878
Variable lease cost	113,708	114,441
Total operating lease cost	$377,567	$406,319

The components of finance lease cost are as follows:

Finance lease cost	Year ended June 30, 2024	Year ended June 30, 2023
Right-of-use asset amortization	$106,390	$100,922
Interest expense	5,507	10,975
Total finance lease cost	$111,897	$111,897

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years) operating leases	1.7	2.3
Weighted-average remaining lease term (years) finance leases	0.4	1.4
Weighted-average discount rate operating leases	5.50%	5.50%
Weighted-average discount rate finance leases	5.29%	5.29%

Supplemental cash flow information related to leases was as follows:

	Year ended June 30, 2024	Year ended June 30, 2023
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$387,910	$406,319
Operating cash flows for finance leases	5,507	10,975
Financing cash flows for finance leases	106,392	100,922
	$499,809	$518,216

Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligation	$-	$368,975

The following table summarizes the maturity of the Company’s lease liabilities as of June 30, 2024:

Operating leases:
Year Ending June 30
2025	$398,196
2026	134,973
2027	33,894
Less imputed interest	(22,741)
Total	$544,322

Finance leases:
Year Ending June 30, 2025	46,585
Less imputed interest	(569)
Total	$46,016

(12) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2024	2023
Office equipment	$1,229,300	$1,229,300
Laboratory equipment	1,220,395	1,177,868
Leasehold improvements	1,196,706	1,196,706
	3,646,401	3,603,874
Less: Accumulated depreciation and amortization	(3,258,040)	(2,918,964)
	$388,361	$684,910

Included in property and equipment, net as of June 30, 2024 is $309,791 in equipment under finance leases and $263,777 related accumulated amortization.

(13) ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2024	2023
Clinical / regulatory costs	$1,509,797	$2,960,126
Other research related expenses	65,972	121,121
Professional Services	284,215	339,258
Personnel costs	1,771,694	1,563,847
Selling expenses	351,485	1,266,653
Other	201,883	260,054
	$4,185,046	$6,511,059

(14) COMMITMENTS AND CONTINGENCIES

Inventory Purchases –The Company had certain supply agreements with manufacturers and suppliers, including the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement, all of which have been transferred to Cosette. As a result of the sale of Vyleesi to Cosette, the Company is still required to make certain payments for the manufacture and supply of Vyleesi.

The following table summarizes the contractual obligations under the Catalent Agreement, Ypsomed Agreement, and Lonza Agreement as of June 30, 2024:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$2,492,600	$1,460,300	$1,032,300	$-

As of June 30, 2024, the Company has $944,150 and $1,032,300 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2023, $3,856,800 and $2,083,200 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2024 and 2023, Company contributions were $336,164 and $294,431, respectively.

Contingencies– The Company accounts for litigation losses in accordance with ASC 450-20, Loss Contingencies. In addition, the Company is subject to other contingencies, such as product liability, arising in the ordinary course of business. Loss contingency provisions are recorded for probable losses when management is able to reasonably estimate the loss. Any outcome upon settlement that deviates from the Company’s best estimate may result in additional expense or in a reduction in expense in a future accounting period. The Company records legal expenses associated with such contingencies as incurred.

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

Series A Convertible Preferred Stock – As of June 30, 2024, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2024, the Series A Conversion Price was $75.45, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.33 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2024. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions –On January 29, 2024, the Company entered into a securities purchase agreement (the “January 2024 Purchase Agreement”) to sell in a registered direct offering (the “January 2024 RD Offering”), an aggregate of 1,831,503 shares of common stock, of the Company. Pursuant to the January 2024 Purchase Agreement, the Company issued to the investors in the January 2024 RD Offering unregistered warrants (the “January 2024 Private Warrants”) to purchase up to 1,831,503 shares of the Company’s common stock (the “January 2024 Private Warrant Shares”) in a concurrent private placement (the “January 2024 Private Offering” and together with the January 2024 RD Offering, the “January 2024 Offering”). The shares of common stock and accompanying January 2024 Private Warrants were offered at a combined offering price of $5.46.

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

The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds of the January 2024 Offering and for certain expenses and legal fees in connection with the January 2024 Offering. In addition, the Company also issued to the placement agent or its designees warrants (the “January 2024 Placement Agent Warrants”) to purchase up to 91,575 shares of the Company’s common stock (the “January 2024 Placement Agent Warrant Shares”) as part of the compensation payable to the placement agent. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Private Warrants, except that the January 2024 Placement Agent Warrants have an exercise price of $6.825 per share.

On March 14, 2024, the Company filed a registration statement on Form S-1 to register the January 2024 Private Warrants and the January 2024 Placement Agent Warrants, which registration statement was declared effective on March 28, 2024 and a prospectus was filed on the same date.

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

The October 2023 Pre-Funded Warrants had an exercise price of $0.0001 per October 2023 Pre-Funded Warrant Share and were exercisable upon issuance. During the three months ended December 31, 2023, the institutional investor exercised the outstanding October 2023 Pre-Funded Warrants to purchase 1,033,491 shares of the Company’s common stock.

The net proceeds from the October 2023 Offering, after deducting the placement agent fees and offering expenses, were $4,573,948.

On October 31, 2022, the Company entered into a securities purchase agreement with a certain institutional investor to sell, in a registered direct offering (the “October 2022 RD Offering”), an aggregate of (i) 1,020,000 shares of the Company’s common stock, (ii) prefunded warrants (the “October 2022 Pre-Funded Warrants”) to purchase up to 798,182 shares of the Company’s common stock, and (iii) common stock warrants (the “October 2022 Common Warrants”) to purchase up to 1,818,182 shares of the Company’s common stock. Each share of common stock was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.50. Each October 2022 Pre-Funded Warrant was offered with one accompanying October 2022 Common Warrant with a combined offering price of $5.4999. The October 2022 RD Offering was completed on November 2, 2022.

The October 2022 Common Warrants have an exercise price of $5.83 per share, are exercisable beginning six months after the date of issuance and will expire five and one-half years from the date of issuance. The October 2022 Pre-Funded Warrants had an exercise price of $0.0001 per share and were exercisable upon issuance. During the year ended June 30, 2023, the institutional investor exercised the outstanding October 2022 Pre-Funded Warrants to purchase 798,182 shares of the Company’s common stock. The October 2022 Common Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the shares of common stock issuable upon exercise of the October 2022 Common Warrants to or by the holder of such October 2022 Common Warrants is not in effect, on a cashless basis.

The proceeds from the October RD 2022 Offering, after deducting the placement agent fees and expenses and other estimated offering expenses, were $9,109,117.

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

The January 2024 Placement Agent Warrants were issued to non-employees in exchange for services related to the offering are accounting for in accordance ASC 718 which requires the fair value of the warrants to be recognized as an offering expense. The placement agent warrants contain certain contingent cash settlement features that are not probable of occurring and not within the control of Company, therefore the placement agent warrants are classified out of permanent equity.

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

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Year Ended June 30, 2024		Year Ended June 30, 2023
	Shares	Proceeds	Shares	Proceeds
Gross proceeds	217,027	$547,803	504,034	$1,196,739
Fees	-	(16,434)	-	(35,902)
Expenses	-	-	-	(126,800)
Net proceeds	217,027	$531,369	504,034	$1,034,037

Stock Warrants - On June 20, 2024, the Company entered into a letter agreement (the “Inducement Letter”) with a holder (the “Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on November 2, 2022, and October 24, 2023 (the “Existing Warrants”). Pursuant to the Inducement Letter, the Exercising Holder agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 3,233,277 shares of common stock in exchange for the Company’s agreement to (i) lower the exercise price to $1.88 per share for the 3,233,277 Existing Warrants being exercised pursuant to the Inducement Letter and (ii) issue to the Exercising Holder an aggregate of 4,849,915 warrants to purchase shares of common stock, comprised of Series A common stock purchase warrants to purchase 2,727,273 shares of common stock (the “Series A Warrants”) and Series B common stock purchase warrants to purchase 2,122,642 (of which 1,624,201 shares of common stock are subject to stockholder approval) shares of common stock (the “Series B Warrants” and together with the Series A Warrants, the “Inducement Warrants”). The Company received aggregate gross proceeds of $6,078,561 from the exercise of the Existing Warrants by the Exercising Holder (the “Warrant Inducement”). As part of the agreement, 1,443,277 shares were held in abeyance on behalf of the Exercising Holder. The Company intends to use the net proceeds for working capital and general corporate purposes. The incremental value of the Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

As of June 30, 2024, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
October 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
October 2023 Private Warrants	943,396	$2.12	April 24, 2029
October 2023 Placement Agent Warrants	117,925	$2.65	October 20, 2028
January 2024 Private Warrants	1,831,503	$5.46	February 1, 2028
January 2024 Placement Agent Warrants	91,575	$6.83	February 1, 2028
June 2024 Series A Warrants	2,727,273	$1.88	June 24, 2029
June 2024 Series B Warrants	2,122,642	$1.88	June24, 2029	*

* 1,624,201 shares expire on the five year anniversary following stockholder approval

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Incentive Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, June 25, 2020, June 24, 2022, June 20, 2023 and again at the annual meeting of stockholders held on June 27, 2024. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 4,300,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Company’s board of directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remained outstanding in accordance with their terms. As of June 30, 2024, 206,474 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2024 and 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2022	1,163,962	$15.98	7.1

Granted	712,310	2.30
Forfeited	(274,440)	12.00
Exercised	-	-
Expired	(51,232)	17.45
Outstanding - June 30, 2023	1,550,600	$8.27	8.4

Granted	742,800	1.83
Forfeited	(18,988)	3.79
Exercised	-	-
Expired	(10,972)	20.98
Outstanding - June 30, 2024	2,263,440	$6.11	8.2	$-

Exercisable at June 30, 2024	940,161	$10.81	6.6	$89,136

Expected to vest at June 30, 2024	1,323,279	$2.84	9.4	$89,136

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

Included in the outstanding options in the table above are 418,945 and 88,911 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2020, 2021, 2022 and 2023. Grants in June 2021, 2022, 2023 and 2024 were 95,167, 60,566, 238,838 and 264,945, respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2028 relating to advancement of MC1r programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

For the years ended June 30, 2024 and 2023, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2024 and 2023 were as follows:

	Year Ended June 30,	Year Ended June 30,
	2024	2023

Risk-free interest rate	4.3%	3.9%
Volatility factor	75.8%	65.6%
Dividend yield	0%	0%
Expected option life (years)	6.1	6.1
Weighted average grant date fair value	$0.82	$0.99

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2024 and 2023, the Company recorded stock-based compensation related to stock options of $873,633 and $794,735, respectively. As of June 30, 2024, there was $1,409,506 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Units –The following table summarizes restricted stock award activity for the years ended June 30, 2024 and 2023.

	Year Ended June 30,	Year Ended June 30,
	2024	2023
Outstanding at beginning of year	987,521	649,149
Granted	517,800	425,750
Forfeited	(11,667)	(3,312)
Vested	(98,372)	(84,062)
Expirations	(20,302)	-
Fractional shares	-	(4)
Outstanding at end of year	1,374,980	987,521

For the years ended June 30, 2024 and 2023, the Company recorded stock-based compensation related to restricted stock units of $839,335 and $616,182, respectively.

Included in outstanding restricted stock units in the table above are 508,011 vested shares that have not been issued as of June 30, 2024 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 274,549 and 59,842 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2021, 2022, 2023, and 2024. Grants in June 2021, 2022, 2023 and 2024 were 22,343, 40,707, 152,432 and 184,443 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

In connection with the vesting of restricted share units during the years ended June 30, 2024 and 2023, the Company withheld 25,467 and 20,468, shares, respectively, with aggregate values of $56,401 and $146,062, respectively, in satisfaction of minimum tax withholding obligations.

(16) INCOME TAXES

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

For fiscal 2024 and 2023, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, NOL carryforwards and R&D credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2024, the Company had state NOL carryforwards of approximately $181,000,000, which will expire, if not utilized, between 2036 and 2043, federal NOL carryforwards of approximately $130,000,000 and federal R&D and Alternative Minimum Tax (“AMT”) credits of approximately $9,500,000, which expire, if not utilized, between 2035 and 2043, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its deferred tax assets during the years ended June 30, 2024 and 2023. The Company’s valuation allowance increased by $11,193,000 and $5,653,000 for the years ended June 30, 2024 and 2023, respectively.

A sustained period of profitability in the Company’s operations is required before it would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Until such time, the use of NOL carryforwards and tax credits to offset profits, if any, will reduce the overall level of deferred tax assets subject to valuation allowance.

The Tax Reform Act of 1986 (the “Tax Reform Act”) provides for limitation on the use of the Company’s NOL and R&D tax credit carryforwards following certain ownership changes (as defined by the Tax Reform Act) that could limit the Company’s ability to utilize these carryforwards. Since its inception, the Company has completed several financings and sales of common stock which has resulted in multiple ownership changes defined by Section 382 of the Tax Reform Act. Accordingly, the Company’s ability to utilize the aforementioned carryforwards are subject to limitation under Section 382.

If the Company undergoes a future ownership change or as it completes its Section 382 limitation assessments, any unutilized carryforwards that were not previously subject to a Section 382 limitation may become subject to limitation which may result in a significant limitation and loss of NOL carryforwards and R&D credits.

Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2024	2023
Net operating loss carryforwards	$40,051,000	$40,073,000
Research and development and AMT tax credits	9,464,000	8,094,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	12,611,000	2,766,000
	62,709,000	51,516,000
Valuation allowance	(62,709,000)	(51,516,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2024 or 2023. As of June 30, 2024 and 2023, the Company had no liabilities for uncertain income tax matters.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to a material weakness in our controls over the accounting for complex financial instruments, specifically in connection with the valuation of warrant liability. In light of this material weakness, we performed additional analysis deemed necessary to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, present fairly, in all material respects, our financial position as of June 30, 2024 and June 30, 2023, and our results of operations and cash flows for each of the years then ended. The Company will adjust prior periods as those financial statements are presented for comparative purposes in future filings. While we processes to identify and appropriately apply applicable account requirements, we are improving these processes to ensure that the nuances of the accounting standards that apply to complex financial instruments and such other significant or unusual transactions are effectively evaluated. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the Company’s fiscal quarter ended June 30, 2024, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual meeting of stockholders meeting on June 27, 2024.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	62	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (3)	70	Director, Chairman of the Board of Directors
Robert K. deVeer, Jr. (1) (2)	78	Director
J. Stanley Hull (1) (2)	72	Director
Alan W. Dunton, M.D. (1) (2)	70	Director
Arlene M. Morris (2) (3)	72	Director
Anthony M. Manning, Ph.D. (1) (3)	62	Director
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

JOHN K.A. PRENDERGAST, Ph.D. has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Dr. Prendergast has served as a member of the board, he does not serve, and has not served, in a management or operational role with the Company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is lead director of Scorpius Holdings, Inc. (NYSE American: SCPX), a publicly traded integrated contract development and manufacturing organization (CDMO), and a director and Executive Chairman of Recce Pharmaceuticals Ltd. (ASX: RCE), a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc. and MediciNova, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from the University of New South Wales, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC, a consultancy to biotech companies on business development, commercial development and corporate strategy. From April 2012 until May 2015, she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viridian Therapeutics, Inc. (Nasdaq: VRDN), a publicly traded therapeutic antibody company, Cogent Biosciences, Inc. (Nasdaq: COGT), a publicly traded oncology biopharmaceutical company, Edgewise Therapeutics, Inc. (Nasdaq: EWTX), a leading muscle disease biopharmaceutical company, and is a director (since February 2022) and currently chair of TC Biopharm (Holdings) PLC (Nasdaq: TCBP), a United Kingdom biopharmaceutical company. She was previously a director of Viveve Medical, Inc., a publicly traded female healthcare medical device company, until February 2023, Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management, and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

ANTHONY M. MANNING, Ph.D. has been a director of Palatin since September 2017, and since July 2023 has been a director of Monte Rosa Therapeutics, Inc. (Nasdaq: GLUE), a clinical-stage biotechnology company developing novel molecular glue degrader (MGD)-based medicines. Since March 2021, Dr. Manning has been providing scientific and strategic advice to biotechnology companies as the principal of Manning Bio Worldwide LLC. From 2013 until March 2021, Dr. Manning was senior vice president of research, and since 2018 was chief scientific officer, at Momenta Pharmaceuticals, Inc., a publicly traded biopharmaceutical company developing innovative therapeutics for rare immune-related diseases which was acquired by Johnson & Johnson in October 2020. From 2011 to 2013, he was senior vice president of research and development at Aileron Therapeutics, Inc., a publicly traded biopharmaceutical company developing stapled peptide therapeutics for cancers and other diseases. From 2007 to 2011, he was vice president and head of inflammation and autoimmune diseases research at Biogen, Inc., a publicly traded biopharmaceutical company developing medicines for neurological and neurodegenerative conditions. From 2002 to 2007, he was vice president and global therapy area head for Inflammation, Autoimmunity and Transplantation Research at Roche Pharmaceuticals, the pharmaceutical division of Roche Holding AG, and from 2000 to 2002 he was vice president of Pharmacia, a global pharmaceutical company acquired by Pfizer in 2002. Dr. Manning received his Ph.D., M.Sc. and B.Sc. from the University of Otago, Dunedin, New Zealand.

Dr. Manning has extensive experience in translational research and development of new pharmaceutical products, and in pharmaceutical and biotechnology research, development, and business strategy.

The Board and Its Committees

Committees and meetings. The board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. During the fiscal year ended June 30, 2024 (“fiscal 2024”), the board of directors met four times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board of directors and committees of the board of directors on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board of directors meeting. We do not have a policy requiring our directors to attend stockholder meetings. The directors did not attend the virtual annual meeting of stockholders held on June 27, 2024.

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

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 4B Cedar Brook Drive, Cranbury, NJ 08512. However, any stockholder or other interested party who wishes to address questions regarding our business directly to the board of directors, or any individual director, including the Chairman or non-management directors as a group, can direct questions to the members of the board of directors or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

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

Board Role in Risk Oversight

Our board of directors, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal and regulatory matters. The board of directors satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The board of directors’ risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The board of directors’ role in risk oversight has no effect on the board of directors’ leadership structure. In addition, committees of the board of directors assist in its risk oversight responsibility, including:

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

Board Leadership Structure

Since 2000, the roles of chairman of the board of directors and chief executive officer have been held by separate persons. John K.A. Prendergast, Ph.D., a non-employee director, has served as Chairman of the board of directors since June 2000. Carl Spana, Ph.D., has been our Chief Executive Officer and President since June 2000. Generally, the chairman is responsible for advising the chief executive officer, assisting in long-term strategic planning, and presiding over meetings of the board of directors, and the chief executive officer, together with our chief financial officer and chief operating officer, is responsible for leading our day-to-day performance and operations. While we do not have a written policy with respect to separation of the roles of chairman of the board of directors and chief executive officer, the board of directors believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the chief executive officer to the board of directors; strengthening the board of directors’ independence from management; assisting the board of directors in reaching consensus on particular strategies and policies; and facilitating robust director, board of directors, and executive officer evaluation processes.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	62	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	67	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary, of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as Chairman from October 2017 until August 2022, and starting September 2022, is the chairman of the audit committee, a member of the compensation committee and research and development committee. He also has served on the board of directors of Gamida Cell Ltd. (Nasdaq: GMDA), a leading cellular and immune therapeutics company, from March 2019 to June 2024, following a transaction with Highbridge Capital Management, LLC.  Mr. Wills was chairman of the audit committee and a member of the compensation and finance committees of Gamida Cell Ltd. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp (Nasdaq: CCTS), a Special Purpose Acquisition Company (SPAC) from November 2021 to May 2024. Mr. Wills served on the board of directors of Amryt Pharma Plc, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills served as the chairman of the audit committee and a member of the compensation, finance and compliance committees. Mr. Wills served on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school from 2014, and as its Chairman starting June 2018, until his retirement in June 2023. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as Chairman from December 2016 to December 2019, when PSI Corporation acquired Caliper. Mr. Wills served as Executive Chairman and Interim Principal Executive Officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chairperson of the audit committee from June 2000 to December 2015, and served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Item 11.  Executive Compensation.

Fiscal 2024 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2024 and fiscal 2023. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)		All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2024	700,000	195,400	178,700	357,000		17,250	1,448,350
Chief Executive Officer and President	2023	700,000	170,500	154,300	262,500	(4)	16,500	1,303,800
Stephen T. Wills, MST, CPA, Chief Financial Officer,	2024	650,000	170,700	155,800	431,500		16,644	1,424,644
Chief Operating Officer and Executive Vice President	2023	650,000	148,500	134,100	243,800	(4)	16,750	1,193,150

_______________

(1) Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. The aggregate fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2024 was as follows: for Dr. Spana, $50,800 for performance-based restricted stock units and $34,200 for performance-based stock options; and for Mr. Wills, $44,400 for performance-based restricted stock units and $29,700 for performance-based stock options. The aggregate fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2023 was as follows: for Dr. Spana, $25,900 for performance-based restricted stock units and $9,700 for performance-based stock options; and for Mr. Wills, $22,600 for performance-based restricted stock units and $8,400 for performance-based stock options. For a description of the assumptions we used to calculate these amounts, see Note 15 to the consolidated financial statements included in this Annual Report.

(2) Annual incentive and merit amounts.

(3) Consists of matching contributions to 401(k) plan.

(4) Bonus amounts for fiscal years 2023 and 2024 paid after fiscal year end but accrued as of June 30.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. Effective July 1, 2024, the compensation committee approved increases in base salaries to $721,000 for Dr. Spana and $670,000 for Mr. Wills.

Annual Incentive Program

We provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives. Each year, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary.

The fiscal 2024 annual incentive bonus for the named executive officers was determined based on corporate performance and individual achievements and performance, as warranted. In determining the annual incentive bonus opportunity for executives, the executive’s annual base salary is multiplied by the target bonus percentage. The resulting amount is then multiplied by the corporate performance percentage approved by the compensation committee, which is dependent on the achievement of corporate performance goals, and also potentially adjusted upwards or downwards for individual executives based on their individual contribution toward the corporate results during the relevant year. The corporate objectives are established so that target attainment is not assured. Instead, our executives are required to demonstrate significant effort, dedication, and achievement to attain payment for performance at target or above.

The following table briefly describes each category of corporate objectives, the relative weighting of each objective, and the related achievement level for fiscal 2024:

Corporate Objectives Related to:	Weight	Achievement Level	Discretionary Adjustments	Total Weighted Achievement
Vyleesi (bremelanotide) SF Program	30.0%	75.0%	12.5%	35.0%
Vyleesi Obesity Program	5.0%	50.0%	0.0%	2.5%

Anti-Inflammatory Programs	25.0%	40.0%	0.0%	10.0%
Ocular Programs	25.0%	70.0%	5.0%	22.5%
Other Corporate	15.0%	100.0%	0.0%	15.0%
Total Payout				85.0%

For fiscal 2024, the compensation committee determined that our named executive officers achieved 85.0% of their target objectives. As a result, each named executive officer received a payout under the 2024 annual incentive program equal to 85.0% of his target annual incentive opportunity, or $357,000 for Dr. Spana and $331,500 for Mr. Wills (subject to rounding conventions). In addition to his annual incentive, the compensation committee also awarded Mr. Wills a $100,000 cash bonus in fiscal 2024 pursuant to his efforts in the sale of Vyleesi to Cosette Pharmaceuticals, Inc.

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

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For both fiscal 2024 and fiscal 2023, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills, however for fiscal 2023 and 2024, to conserve the number of available shares under the plan, the target long-term incentive opportunity for each named executive officer was reduced to 33% of target, or 83% of base salary for Dr. Spana and 78% of base salary for Mr. Wills.

On June 4, 2024, as part of our fiscal 2025 long-term incentive program, we granted 79,000 time-based restricted stock units and 79,000 performance-based restricted stock units to Dr. Spana, and 69,000 time-based restricted stock units and 69,000 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the restricted stock units. The required certification was made on July 15, 2024.

On June 4, 2024, we granted 113,500 time-based stock options to Dr. Spana and 99,000 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 4, 2024, we granted 113,500 performance-based stock options to Dr. Spana and 99,000 performance-based stock options to Mr. Wills which vest based on annual performance criteria relating to corporate objectives, including stock appreciation and advancement of development programs,. The options have an exercise price of $1.83, the fair market value of the common stock on the date of grant, and they expire on June 4, 2034. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the options. The required certification was made on July 15, 2024.

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

On June 20, 2023, we granted 103,500 time-based stock options to Dr. Spana and 90,000 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 20, 2023, we granted 103,500 performance-based stock options to Dr. Spana and 90,000 performance-based stock options to Mr. Wills which vest based on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The options have an exercise price of $2.19, the fair market value of the common stock on the business day immediately preceding the date of grant, and they expire on June 20, 2033.

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

Other Compensation Practices and Policies

At our last annual meeting of stockholders on June 27, 2024, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 58% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

•	Retain an Independent Compensation Advisor. The compensation committee engaged Aon Consulting, Inc. through its Aon Rewards Solutions division (“Aon Rewards”), a nationally recognized global human resources consulting firm, as its independent compensation advisor for fiscal 2023 and fiscal 2024. Aon Rewards principally provided analysis, advice, and recommendations on named executive officers and non-employee director compensation. Our compensation peer group for named executive officer awards made in June 2023 was designed to reflect the industry and sector in which Palatin competes, as well as companies comparable to Palatin in terms of company life cycle, phase of development of potential products, market capitalization and talent market, and consists of:

AcelRx Pharmaceuticals, Inc.	Aldeyra Therapeutics, Inc.

AIM ImmunoTech, Inc.	Aptevo Therapeutics, Inc.

Ardelyx, Inc.	Kezar Life Sciences, Inc.

Athersys, Inc.	MEI Pharma, Inc.

Clearside Biomedical, Inc.	MeiraGTx Holdings plc

Cumberland Pharmaceuticals, Inc.	Paratek Pharmaceuticals, Inc.

Eton Pharmaceuticals, Inc.	Savara Inc.

Kala Pharmaceuticals, Inc.	Verastem, Inc.

We have determined to conduct a compensation peer group analysis every two years and anticipate that an independent compensation advisor will utilize a revised compensation peer group for awards to be made in June 2025 for the fiscal year ending June 30, 2026, including utilization of a compensation peer group.

•	Compensation at Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on our performance, as well as short-term cash and long-term equity incentives to align the interests of our executive officers and stockholders. Long-term equity incentives will be no less than base salaries, with at least half of long-term equity incentives being performance-based.

•	Use a Pay-for-Performance Philosophy. The compensation committee employs a mixture of compensation elements designed to balance short-term goals with longer-term performance. Our executive compensation program includes these principal elements:

○	Base salary, which targets the comparable position median salary for our peer group;

○	An annual incentive compensation opportunity, with a target bonus payout of no less than 60% of base salary, depending on performance; and,

○	A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2023, approximately 50% of all long-term incentive awards were allocated to performance-based stock options and performance-based restricted share units.

•	Maintain a Stock Ownership Policy. We adopted a stock ownership policy effective April 1, 2019, that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2024, the most recent “Determination Date” under the stock ownership policy, all board members met the target ownership level of shares of at least two times the annual retainer for board members. The named executive officers met the target ownership levels because they had met the policy guidelines previously, and no recalculation was required under the policy. Our stock ownership policy, which is on our website at www.palatin.com/investors/corporate-governance/, provides that if covered individuals meet the minimum ownership level of our common stock, a decrease in share price or increase in salary will not result in recalculation of the number of shares needed to satisfy the stock ownership policy unless the covered individual’s actual ownership levels drop below the number of shares required as of the Determination Date that he or she first satisfied the guidelines. The current named executive officers met the target ownership levels of shares as of June 30, 2022 and at all prior Determination Dates. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

•	Maintain a Clawback Policy. We have adopted a clawback policy allowing Palatin to recover related compensation should the board determine that compensation paid to named executive officers resulted from material noncompliance with financial reporting requirements under federal securities law. Our clawback policy is on our website at www.palatin.com/investors/corporate-governance/.

•	Maintain an Independent Compensation Committee. The compensation committee consists entirely of independent directors.

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

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2024, the end of our fiscal year.

		Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Carl Spana	06/20/17	37,520	-	-	9.25	06/20/27
	06/16/20	42,860	-	-	14.50	06/16/30
	06/16/20	40,466	-	-	14.50	06/16/30
	06/22/21	34,500	11,500	-	13.75	06/22/31
	06/22/21	31,966	-	14,034	13.75	06/22/31
	06/22/22	13,540	13,540	-	7.25	06/22/32
	06/22/22	12,143	-	14,937	7.25	06/22/32
	06/20/23	25,875	77,625	-	2.19	06/20/33
	06/20/23	21,993	-	81,507	2.19	06/20/33
	06/04/24	-	113,500	-	1.83	06/04/34
	06/04/24	-	-	113,500	1.83	06/04/34

	06/22/21						7,045	13,738	5,548	10,819
	06/22/22						9,100	17,745	10,038	19,574
	06/30/23						49,500	96,525	51,975	101,351
	06/04/24						79,000	154,050	79,000	154,050
	Total Stock Awards						144,645	282,058	146,561	285,794

Stephen T. Wills	06/20/17	34,360	-	-	9.25	06/20/27
	06/16/20	36,920	-	-	14.50	06/16/30
	06/16/20	34,858	-	-	14.50	06/16/30
	06/22/21	29,820	9,940	-	13.75	06/22/31
	06/22/21	27,630	-	12,130	13.75	06/22/31
	06/22/22	11,750	11,750	-	7.25	06/22/32
	06/22/22	10,538	-	12,962	7.25	06/22/32
	06/20/23	22,500	67,500	-	2.19	06/20/33
	06/20/23	19,125	-	70,875	2.19	06/20/33
	06/04/24	-	99,000	-	1.83	06/04/34
	06/04/24	-	-	99,000	1.83	06/04/34

	06/22/21						6,090	11,875	4,992	9,734
	06/22/22						7,900	15,405	8,715	16,994
	06/20/23						43,125	84,094	45,282	88,300
	06/04/24						69,000	134,550	69,000	134,550
	Total Stock Awards						126,115	245,924	127,989	249,578

_____________

(1)

Stock option vesting schedules: all options granted before June 22, 2021 have fully vested. Options granted on or after June 20, 2018 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 22, 2021, June 22, 2022, June 20, 2023 and June 4, 2024, which vest according to the terms of the grants described above.

(2)

Time-based stock award vesting schedule: restricted stock units granted on June 22, 2021 as to 28,180 shares for Dr. Spana and 24,360 shares for Mr. Wills; restricted stock units granted on June 22, 2022 as to 18,200 shares to Dr. Spana and 15,800 shares for Mr. Wills; restricted stock units granted on June 20, 2023 as to 66,000 shares for Dr. Spana and 57,500 shares for Mr. Wills and restricted stock units granted on June 4, 2024 as to 79,000 shares for Dr. Spana and 69,000 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $1.95, the closing market price of our common stock on June 28, 2024, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2024, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	97,500	28,470	28,836	154,806
Robert K. deVeer, Jr.	70,000	21,900	20,972	112,872
J. Stanley Hull	60,000	21,900	20,972	102,872
Alan W. Dunton, M.D.	70,000	21,900	20,972	112,872
Arlene Morris	55,000	21,900	20,972	97,872
Anthony Manning, Ph.D.	55,000	21,900	20,972	97,872

(1)	The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2024, for each director was:

	Option awards	Stock awards
Dr. Prendergast	82,080	16,000
Mr. deVeer	57,180	12,000
Mr. Hull	57,180	12,000
Dr. Dunton	57,180	12,000
Ms. Morris	57,180	12,000
Dr. Manning	54,280	12,000

(2)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 15 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on June 4, 2024 for our current fiscal year ending June 30, 2025.

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

On June 4, 2024, we granted the Chairman of the board of directors 16,000 restricted stock units which vest on June 4, 2025 and an option to purchase 23,000 shares of common stock, and each other serving non-employee director received 12,000 restricted stock units which vest on June 4, 2025 and an option to purchase 17,000 shares of common stock. All of the options have an exercise price of $1.83 per share, the closing price of our common stock on the date of grant, vests on June 4, 2025, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the restricted stock units and options. The required certification was made on July 15, 2024.

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

Non-Employee Directors’ Cash Compensation. Dr. Prendergast serves as Chairman of the board of directors and for fiscal 2024 received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, received an additional retainer of one-half the retainer payable to the committee chairperson. For the fiscal year ending June 30, 2025, Dr. Prendergast serves as Chairman of the board of directors and will receive an annual retainer of $109,500, payable quarterly. Other non-employee directors will receive an annual base retainer of $50,000, payable on a quarterly basis. The chairperson of the audit committee will receive an additional annual retainer of $20,000, the chairperson of the compensation committee will receive an additional annual retainer of $20,000 and the chairperson of the corporate governance committee will receive an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairman, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2024:

Equity Compensation Plan Information as of June 30, 2024
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	3,638,420	(1)	$6.11	(2)	206,474
Equity compensation plans not approved by security holders	-		-		-
Total	3,638,420				206,474

(1)	Includes 2,263,440 options and 1,374,980 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)

The amount in column (a) for equity compensation plans approved by security holders includes 1,374,980 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 4, 2028, subject to the fulfillment of service, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 27, 2024, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 27, 2024. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share and the Series A preferred stock has approximately one vote per share of Series A preferred stock. Voting power is calculated on the basis of the aggregate of common stock and Series A preferred stock outstanding as of September 27, 2024, on which date 19,548,167 shares of common stock and 4,030 shares of Series A preferred stock, convertible into 5,333 shares of common stock, were outstanding.

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

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	522,322	(1)	2.6%	*
Common	Stephen T. Wills	462,956	(2)	2.3%	*
Common	John K.A. Prendergast, Ph.D.	106,390	(3)	*	*
Common	Robert K. deVeer, Jr.	66,245	(4)	*	*
Common	J. Stanley Hull	70,452	(5)	*	*
Common	Alan W. Dunton, M.D.	70,474	(6)	*	*
Common	Arlene M. Morris	69,760	(7)	*	*
Common	Anthony M. Manning, Ph.D.	61,360	(8)	*	*

	All current directors and executive officers as a group (eight persons)	1,429,959	(9)	7.0%	2.2%

*Less than one percent.

(1)

Includes 260,863 shares of common stock underlying outstanding options and 120,640 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)

Includes 227,501 shares of common stock underlying outstanding options and 106,540 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)

Includes 59,080 shares of common stock underlying outstanding options and 6,400 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

84

(4)

Includes 40,180 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)

Includes 40,180 shares of common stock underlying outstanding options and 3,200 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)

Includes 40.180 shares of common stock underlying outstanding options and 2,800 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(7)

Includes 40,180 shares of common stock underlying outstanding options and 2,000 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(8)

Includes 37,280 shares of common stock underlying outstanding options and 600 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(9)	Includes 990,824 shares of common stock underlying outstanding options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*

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

Item 14. Principal Accountant Fees and Services.

KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: 185, served as our independent registered public accounting firm for fiscal 2024 and fiscal 2023.

Audit Fees. For fiscal 2024, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $504,000.

For fiscal 2023, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $491,500.

Audit-Related Fees. For fiscal 2024 and fiscal 2023, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2024, KPMG billed us $70,662 for professional services rendered for tax compliance services.  For fiscal 2023, KPMG billed us $26,600 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2024 and fiscal 2023.

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

— Consolidated Statements of Operations

— Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

2. Financial statement schedules: None.

3. List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.3	Certificate of Decrease of Series A Convertible Preferred Stock		10-Q	May 16, 2022	001-15543
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
4.1	Form of Series A Warrant.		8-K	June 21, 2024	001-15543
4.2	Form of Series B Warrant.		8-K	June 21, 2024	001-15543
4.3	Form of February 1, 2024 Private Warrant.		8-K	February 1, 2024	001-15543
4.4	Form of February 1, 2024 Placement Agent Warrant.		8-K	February 1, 2024	001-15543
4.5	Form of January 24, 2024 Amendment to the Placement Agent Warrants issued on November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.6	Form of January 24, 2024 Amendment to the Private Warrants issued to the Investor of November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.7	Form of October 24, 2023 Private Warrant.		8-K	October 24, 2023	001-15543
4.8	Form of October 24, 2023 Placement Agent Warrant.		8-K	October 24, 2023	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.9	Form of October 24, 2023 Pre-Funded Warrant.		8-K	October 24, 2023	001-15543
4.10	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.11	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.12	Form of Pre-Funded Warrant.		8-K	November 2, 2022	001-15543
4.13	Form of Common Warrant.		8-K	November 2, 2022	001-15543
4.14	For of Placement Agent Warrant.		8-K	November 2, 2022	001-15543
4.15	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.16	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543
4.17	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.18	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.19	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.20	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.21	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.22	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.23	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.24	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.25	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended, restated and adopted by the stockholders on June 20, 2023.	X
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.		S-3	August 17, 2018	333-226905
10.22

Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.

			8-K	July 7, 2015	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2022, between Carl Spana and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.28†	Employment Agreement, effective as of July 1, 2022, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543
10.32	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.33†††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.34	Equity Distribution Agreement, dated April 12, 2023, between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	April 12, 2023	001-15543
10.35	Form of Securities Purchase Agreement, dated October 20, 2023, between the Company and the Purchasers named therein.		8-K	October 24, 2023	001-15543
10.36	Asset Purchase Agreement entered into December 19, 2023, between the Company and Cosette Pharmaceuticals, Inc.		10-Q	February 14, 2024	001-15543
10.37	Form of Securities Purchase Agreement, dated January 29, 2024, between the Company and the Purchasers named therein.		8-K	February 1, 2024	001-15543
10.38	Inducement Letter, dated June 20, 2024.		8-K	June 21, 2024	001-15543
19	Palatin Technologies, Inc. Insider Trading and Securities Law Compliance Policy.	X
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1§	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2§	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Palatin Technologies, Inc. Compensation Recovery Policy (Clawback Policy).	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).	X

†	Management contract or compensatory plan or arrangement.
††	Confidential treatment granted as to certain portions of the exhibit, which portions are omitted and filed separately with the SEC.
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

Date: September 30, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 30, 2024
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 30, 2024
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairman and Director	September 30, 2024
John K. A. Prendergast

/s/ Robert K. deVeer, Jr.	Director	September 30, 2024
Robert K. deVeer, Jr.

/s/ J. Stanley Hull	Director	September 30, 2024
J. Stanley Hull

/s/ Alan W. Dunton	Director	September 30, 2024
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 30, 2024
Arlene M. Morris

/s/ Anthony M. Manning	Director	September 30, 2024
Anthony M. Manning

