Form 10-Q
period 2024-09-30
PALATIN TECHNOLOGIES INC
filed 2024-11-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 13, 2024): 19,548,167

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	whether Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired our product Vyleesi® (the trade name for bremelanotide for treatment of hyperactive sexual desire disorder in premenopausal women) in December 2023, will have sufficient sales to generate significant milestone payments under our purchase agreement with Cosette;

•	the results of clinical trials with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024; a co-formulation of bremelanotide with a phosphodiesterase type 5 inhibitor (PDE5i) for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy, scheduled to start a pharmacokinetic study in the first quarter of calendar year 2025; PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed a first Phase 3 clinical trial with top line results announced from the Phase 3 clinical trial in the first quarter of calendar year 2024; PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022; and a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing Russia-Ukraine and Israel-Hamas military conflicts, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,384,214	$9,527,396
Prepaid expenses and other current assets	228,435	242,272
Total current assets	2,612,649	9,769,668

Property and equipment, net	307,571	388,361
Right-of-use assets - operating leases	438,123	527,321
Other assets	56,916	56,916
Total assets	$3,415,259	$10,742,266

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current liabilities:
Accounts payable	$3,949,028	$4,101,929
Accrued expenses	4,573,292	4,185,046
Short-term operating lease liabilities	319,520	380,542
Short-term finance lease liabilities	18,527	46,014
Other current liabilities	1,001,350	944,150
Total current liabilities	9,861,717	9,657,681

Long-term operating lease liabilities	132,447	163,782
Other long-term liabilities	1,106,700	1,032,300
Total liabilities	11,100,864	10,853,763

Commitments and contingencies (Note 12)

Stockholders deficiency:
Preferred stock of $0.01 par value authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of September 30, 2024: issued and outstanding 4,030 shares as of September 30, 2024 and June 30, 2024	40	40
Common stock of $0.01 par value authorized 300,000,000 shares:
issued and outstanding 19,548,167 shares as of September 30, 2024 and 17,926,640 shares as of June 30, 2024	195,481	179,266
Additional paid-in capital	441,709,073	441,475,747
Accumulated deficit	(449,590,199)	(441,766,550)
Total stockholders deficiency	(7,685,605)	(111,497)
Total liabilities and stockholders deficiency	$3,415,259	$10,742,266

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30
	2024	2023
REVENUES
Product revenue, net	$-	$2,105,977

OPERATING EXPENSES
Research and development	5,743,754	5,014,630
Selling, general and administrative	2,020,931	3,200,244
Total operating expenses	7,764,685	8,214,874

Loss from operations	(7,764,685)	(6,108,897)

OTHER (EXPENSE) INCOME
Investment income	78,576	71,630
Foreign currency transaction (loss) gain	(131,600)	159,750
Interest expense	(5,940)	(10,882)
Change in fair value of warrant liabilities	-	682,400
Total other (expense) income, net	(58,964)	902,898
NET LOSS	$(7,823,649)	$(5,205,999)

Basic and diluted net loss per common share	$(0.39)	$(0.43)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	19,845,106	12,170,699

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Stockholders Deficiency

(unaudited)

Three Months Ended September 30, 2024

		Stockholders' (Deficiency) Equity
	Contigently	Series A Convertible				Additional
	Redeemable	Preferred Stock		Common Stock		Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	$-	4,030	$40	17,926,640	$179,266	$441,475,747	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	-	232,941	2,329	346,694	-	349,023
Withholding taxes related to restricted stock units	-	-	-	(54,691)	(547)	(98,935)	-	(99,482)
Shares released from abeyance	-	-	-	1,443,277	14,433	(14,433)	-	-
Net loss	-	-	-	-	-	-	(7,823,649)	(7,823,649)
Balance September 30, 2024	$-	4,030	40	19,548,167	195,481	441,709,073	(449,590,199)	(7,685,605)

Three Months Ended September 30, 2023

		Stockholders' (Deficiency) Equity
	Contigently	Series A Convertible				Additional
	Redeemable	Preferred Stock		Common Stock		Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2023	$263,400	4,030	$40	11,656,714	$116,567	$409,933,959	$(412,030,437)	$(1,979,871)
Stock-based compensation	-	-	-	98,372	984	389,352	-	390,336
Withholding taxes related to restricted stock units	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	217,027	2,170	529,199	-	531,369
Net loss	-	-	-	-	-	-	(5,205,999)	(5,205,999)
Balance September 30, 2023	$263,400	4,030	40	11,946,646	119,466	410,796,364	(417,236,436)	(6,320,566)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,823,649)	$(5,205,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,790	87,357
Decrease in right-of-use asset	89,198	88,563
Unrealized foreign currency transaction loss (gain)	131,600	(159,750)
Stock-based compensation	349,023	390,336
Change in fair value of liability classified warrants	-	(682,400)
Changes in operating assets and liabilities:
Accounts receivable	-	1,567,260
Prepaid expenses and other assets	13,837	563,548
Inventories	-	(1,072,251)
Accounts payable	(152,901)	(2,033,887)
Accrued expenses	388,246	641,212
Operating lease liabilities	(92,357)	(90,382)
Net cash used in operating activities	(7,016,213)	(5,906,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	-	2,992,890
Net cash provided by investing activities	-	2,992,890

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(99,482)	(56,401)
Proceeds from the sale of common stock and warrants, net	-	531,369
Payment of finance lease obligations	(27,487)	(26,074)
Net cash (used in) provided by financing activities	(126,969)	448,894

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,143,182)	(2,464,609)

CASH AND CASH EQUIVALENTS, beginning of period	9,527,396	7,989,582

CASH AND CASH EQUIVALENTS, end of period	$2,384,214	$5,524,973

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,940	$10,882

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

Our new product development activities focus primarily on use of bremelanotide, or other MC4r agonists, with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, and a co-formulation of bremelanotide with a phosphodiesterase type 5 inhibitor (“PDE5i”) for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2024 of $449,590,199 and a net loss for the three months ended September 30, 2024, of $7,823,649. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2024, the Company’s cash and cash equivalents were $2,384,214 and current liabilities were $9,861,717. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on our available cash and cash equivalents as of September 30, 2024, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the first half of calendar year 2025.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2024, may not necessarily be indicative of the results of operations expected for the full fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2024 and 2023 and for the fiscal years then ended.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revision of Previously Issued Financial Statements - The Company has revised certain prior period amounts on the consolidated financial statements to correct a misstatement with respect to improperly classifying warrants as equity instead of as a warrant liability that is adjusted to the income statement each quarter to reflect changes in the fair value of the warrants, under the guidance of ASC 815-40, Contracts in Entity’s Own Equity. As of September 30, 2023, The Company recorded an adjustment to record a liability for the warrants of $1,168,144 million , adjusted contingently redeemable warrants for $263,400, decreased additional paid-in capital for $5,619,090 and increased accumulated deficit for $4,187,546.

The Company also recorded a gain of $682,400 as a result in the change in fair value of the warrant liabilities for the three months ended September 30, 2023.

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

Notes to Consolidated Financial Statements

Use of Estimates– The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $1,974,575 and $9,089,113 in a money market account at September 30, 2024 and June 30, 2024, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts payable and warrants. Management believes that the carrying values of cash equivalents, accounts payable and warrants are representative of their respective fair values based on the short-term nature of these instruments.

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

Revenue Recognition (Prior to the sale of Vyleesi) – The Company recognized product revenues in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. The provisions of ASC Topic 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

In accordance with ASC Topic 606, the Company recognized product revenue when its performance obligation were satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product was transferred upon the conveyance of title, which occurred when the product was sold to and received by a customer. Trade accounts receivable due to the Company from contracts with its customers were stated separately in the consolidated balance sheet, net of various allowances.

Product revenues consisted of sales of Vyleesi in the United States. The Company sold Vyleesi to specialty pharmacies at the wholesale acquisition cost and payment was made within approximately 30 days.

The Company recorded product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks and rebates. Product sales were also subject to return rights, which were not significant.

Gross product sales offset by product sales allowances for the three months ended September 30, 2023 were as follows:

Gross product sales	$4,587,150
Product sales allowances and accruals	(2,481,173)
Net sales	$2,105,977

Revenue Recognition —– For licenses of intellectual property, the Company assesses at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. The Company needs to determine if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the nonrefundable, upfront license fees will be recognized over time, the Company will need to assess the appropriate method of measuring proportional performance.

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

For the three months ended September 30, 2024 and 2023, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three ended September 30, 2024 and 2023 were 11,105,938 and 4,519,682, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 vested restricted stock units that had not been issued as of September 30, 2024, and 2023, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating to manufacturing and distribution of Vyleesi. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records. The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, which was received November 1, 2024, and sales-based milestone payments of up to $159,000,000. As of September 30, 2024, none of the sales-based milestones have been achieved. The closing of the transaction took place simultaneously with the signing of the Purchase Agreement.

The Purchase Agreement includes customary representations, warranties and covenants, as well as standard mutual indemnities covering losses arising from any material breach of the Purchase Agreement or inaccuracy of representations and warranties.

The parties have also entered into a transition service agreement pursuant to which the Company provided certain transition services to Cosette through May 31, 2024, and the Company was reimbursed for the costs of the transition services.

The Company is also eligible to receive regulatory approval milestones associated with previous licensing of Vyleesi to Kwangdong for the Republic of Korea (“Korea”) (see Note 8).

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

(7) AGREEMENT WITH FOSUN

On September 6, 2017, the Company entered into a license agreement with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. (“Fosun”) for exclusive rights to commercialize Vyleesi in China (the “Fosun License Agreement”). Under the terms of the Fosun License Agreement, the Company received $4,500,000 in October 2017, which consisted of an upfront payment of $5,000,000 less $500,000 that was withheld in accordance with tax withholding requirements in China and recorded as an expense during the year ended June 30, 2018. In July 2024, Fosun, Cosette and Palatin entered into a termination agreement, effective as of May 20, 2024, terminating the Fosun License Agreement and ancillary agreements.

(8) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the Kwangdong License Agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company has assigned the Kwangdong License Agreement to Cosette, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	June 30,
	2024	2024
Clinical / regulatory costs	$39,823	$23,926
Insurance premiums	43,956	71,097
Other	144,656	147,248
	$228,435	$242,271

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2024:
Cash equivalents - Money market funds	$1,974,575	$1,974,575	$-	$-
June 30, 2024:
Cash equivalents - Money market funds	$9,089,113	$9,089,113	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30,	June 30,
	2024	2024
Clinical / regulatory costs	$3,761,718	$1,509,797
Other research related expenses	159,965	65,972
Professional Services	187,238	284,215
Personnel costs	-	1,771,694
Selling expenses	324,640	351,485
Other	139,731	201,883
	$4,573,292	$4,185,046

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases - The Company had certain supply agreements with manufacturers and suppliers, including the manufacturing agreement with Catalent entered into in September 2020 (the “Catalent Agreement”), Ypsomed Agreement, and Lonza Agreement, all of which have been transferred to Cosette. As a result of the sale of Vyleesi to Cosette, the Company is still required to make certain payments for the manufacture and supply of Vyleesi.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes the contractual obligations under the Catalent Agreement and Ypsomed Agreement as of September 30, 2024:

	Total	Current	1 - 3 Years
Inventory purchase commitments	$2,661,400	$1,554,700	$1,106,700

As of September 30, 2024, the Company has $1,001,350 and $1,106,700 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2024, $944,150 and $1,032,300 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(13) STOCKHOLDERS’ DEFICIENCY

Series A Convertible Preferred Stock – As of September 30, 2024, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of September 30, 2024, the Series A Conversion Price was $75.45, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.33 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of September 30, 2024. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On January 29, 2024, the Company entered into a securities purchase agreement (the “January 2024 Purchase Agreement”) to sell in a registered direct offering (the “January 2024 RD Offering”), an aggregate of 1,831,503 shares of common stock of the Company. Pursuant to the January 2024 Purchase Agreement, the Company issued to the investors in the January 2024 RD Offering unregistered warrants (the “January 2024 Private Warrants”) to purchase up to 1,831,503 shares of the Company’s common stock (the “January 2024 Private Warrant Shares”) in a concurrent private placement (the “Private Offering” and together with the January 2024 RD Offering, the “January 2024 Offering”). The shares of common stock and accompanying January 2024 Private Warrants were offered at a combined offering price of $5.46.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

On January 24, 2024, the Company and warrant holders amended the terms of warrants related to the October 2023 financings. As a result, all liability classified warrants were reclassified to additional paid-in capital.

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

No proceeds were raised under the 2023 Equity Distribution Agreement during the three months ended September 30, 2024.

Stock Warrants - On June 20, 2024, the Company entered into a letter agreement (the “Inducement Letter”) with a holder (the “Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on November 2, 2022, and October 24, 2023 (the “Existing Warrants”). Pursuant to the Inducement Letter, the Exercising Holder agreed to exercise, for cash, Existing Warrants to purchase, in the aggregate, 3,233,277 shares of common stock in exchange for the Company’s agreement to (i) lower the exercise price to $1.88 per share for the 3,233,277 Existing Warrants being exercised pursuant to the Inducement Letter and (ii) issue to the Exercising Holder an aggregate of 4,849,915 warrants to purchase shares of common stock, comprised of Series A common stock purchase warrants to purchase 2,727,273 shares of common stock (the “June 2024 Series A Warrants”) and Series B common stock purchase warrants to purchase 2,122,642 (of which 1,624,201 shares of common stock are subject to stockholder approval) shares of common stock (the “June 2024 Series B Warrants” and together with the June 2024 Series A Warrants, the “June 2024 Inducement Warrants”). The Company received aggregate gross proceeds of $6,078,561 from the exercise of the Existing Warrants by the Exercising Holder (the “Warrant Inducement”). As part of the agreement, 1,443,277 shares of common stock were held in abeyance on behalf of the Exercising Holder. During the three months ended September 30, 2024, at the request of the Exercising Holder, 1,443,277 shares were released from abeyance. The incremental value of the Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

As of September 30, 2024, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$ 12.50	May 11, 2026
October 2022 Placement Agent Warrants	90,909	$ 6.88	October 31, 2027
October 2023 Private Warrants	943,396	$ 2.12	April 24, 2029
October 2023 Placement Agent Warrants	117,925	$ 2.65	October 20, 2028
January 2024 Private Warrants	1,831,503	$ 5.46	February 1, 2028
January 2024 Placement Agent Warrants	91,575	$ 6.83	February 1, 2028
June 2024 Series A Warrants	2,727,273	$ 1.88	June 24, 2029
June 2024 Series B Warrants	2,122,642	$ 1.88	June 24, 2029	*

* 1,624,201 shares expire on the five year anniversary following stockholder approval of the warrant issuance

Stock Options – For the three months ended September 30, 2024, and 2023, the Company recorded stock-based compensation related to stock options of $177,734 and $205,317.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2024	2,263,440	$6.11	8.2

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(14,338)	7.92
Outstanding - September 30, 2024	2,249,102	$6.12	8.0	$-

Exercisable at September 30, 2024	927,524	$10.81	6.4	$-

Expected to vest at September 30, 2024	1,321,578	$2.83	9.1	$-

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

Restricted Stock Units – For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation related to restricted stock units of $171,289 and $185,019, respectively.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2024	1,374,980
Granted	-
Forfeited	-
Vested	(232,941)
Expirations	(2,726)
Outstanding at September 30, 2024	1,139,313

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of September 30, 2024, due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 274,549 and 59,842 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2021, 2022, 2023, and 2024. Grants in June 2021, 2022, 2023 and 2024 were 22,343, 40,707, 152,432 and 184,443 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions

In connection with the vesting of restricted share units during the three months ended September 30, 2024, the Company withheld 54,691 shares, with an aggregate value of $99,482, in satisfaction of minimum tax withholding obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2024.

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Quarterly Report immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2024, as well as any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2024, have not changed during the three months ended September 30, 2024. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

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

Our new product development activities focus on obesity, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, and treatment of erectile dysfunction, including a co-formulation of bremelanotide with a phosphodiesterase type 5 inhibitor (“PDE5i”) for treatment of erectile dysfunction in patients that do not respond to PDE5i monotherapy, scheduled to start a pharmacokinetic study in the first quarter of calendar year 2025; and secondarily on ocular indications, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed Phase 3 clinical trials and announced top line results from the first Phase 3 clinical trial in the first quarter of calendar year 2024; ulcerative colitis, including PL8177, an oral peptide formulation, which entered Phase 2 ulcerative colitis clinical trials in the third quarter of calendar year 2022; and a proof-of-concept melanocortin agonist clinical trial for diabetic nephropathy, which entered a Phase 2 clinical in the fourth quarter of calendar year 2022. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions through development, approval and commercialization.

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

Results of Operations

Three Months Ended September 30, 2024, Compared to the Three Months Ended September 30, 2023:

Revenues – For the three months ended September 30, 2024 and 2023, we recognized $0 and $2,105,977 in product revenue, net of allowances, respectively. The decrease in net revenue is a result of the sale of Vyleesi’s worldwide rights to Cosette.

Research and Development – Research and development expenses were $5,743,754 and $5,014,630 for the three months ended September 30, 2024 and 2023, respectively. The increase for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023, was related to the overall increase in spending on our MCr programs.

Research and development expenses related to our MCr programs and other preclinical programs were $4,081,037 and $3,459,587 for the three months ended September 30, 2024 and 2023, respectively. The increase was primarily related to an increase in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,662,717 and $1,672,427 for the three months ended September 30, 2024 and 2024, respectively. The decrease is primarily attributable to a decrease in compensation-related expenses.

Cumulative spending from inception to September 30, 2024, was approximately $311,900,000 on our Vyleesi program and approximately $239,700,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2024, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $2,020,931 and $3,200,244 for the three months ended September 30, 2024 and 2023, respectively. The decrease is a result of the elimination of selling expenses relating to Vyleesi.

Other (Expense) Income – Total other (expense) income, net was ($58,964) and $902,898 for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, we recognized foreign currency loss of $131,600 and $5,940 of interest expense offset by investment income of $78,576. For the three months ended September 30, 2023, we recognized an increase in the fair value of warrant liabilities of $682,400, foreign currency gain of $159,750 and investment income of $71,630 offset by $10,882 of interest expense.

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

During the three months ended September 30, 2024, net cash used in operating activities was $7,016,213 compared to $5,906,393 for the three months ended September 30, 2023. The increase in cash used in operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily related to an increase in the net loss during the period and working capital changes.

During the three months ended September 30, 2023, net cash provided by investing activities was $2,992,890 related to the maturity of marketable securities.

During the three months ended September 30, 2024, net cash used in financing activities was $126,969, which consisted of $99,482 for payment of withholding taxes related to restricted stock units and $27,487 for payment of finance lease obligations. During the three months ended September 30, 2023, net cash provided by financing activities was $448,894, which consisted of proceeds from the sale of common stock of $531,369, offset by $56,401 for payment of withholding taxes related to restricted stock units and $26,074 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to advance our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of September 30, 2024, our cash and cash equivalents were $2,384,214, and our current liabilities were $9,861,717.

Our obligations include short-term lease obligations in an aggregate amount of $338,047 in current liabilities as of September 30, 2024, $132,447 in long-term lease liabilities, inventory purchase commitments in an aggregate amount of $2,108,050 which consists of $1,001,350 in current liabilities as of September 30, 2024, and $1,106,700 in other long-term liabilities.

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024.

We intend to utilize existing capital resources for general corporate purposes and working capital requirements, including preclinical and clinical development of our MC1r and MC4r programs, and development of other portfolio products.

As a result of our sale of worldwide rights to Vyleesi pursuant to the Purchase Agreement, we currently do not have a recurring source of revenue. Based on our available cash and cash equivalents as of September 30, 2024, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the first half of the calendar year 2025.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the previously-reported material weakness in our controls over financial reporting related to the accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, Company management believes that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the period presented. We will continue to improve these processes to ensure that the nuances of such significant or non-routine transactions are effectively evaluated in the context of the appropriate accounting standards. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2024.

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

On October 4, 2024, the Company received a letter from the staff of NYSE American LLC (the “NYSE American”) stating that the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended June 30, 2024 was not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide. Section 1003(a)(iii) requires a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

On October 10, 2023, the Company received a notice from the staff of NYSE American that the Company was not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(i) and (ii) of the NYSE American Company Guide. Section 1003(a)(i) requires a listed company to have stockholders’ equity $2 million or more if the listed company has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years, and Section 1003(a)(ii) requires a listed company to have stockholders’ equity of $4 million or more if the listed company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Company remains subject to the procedures and requirements of Section 1009 of the Company Guide, and previously submitted a plan (the “Plan”) of actions it has taken or will take to regain compliance with the continued listing standards by April 10, 2025.

The NYSE American accepted the Plan and granted a Plan period through April 10, 2025 to regain compliance with the continued listing standards, which now includes continued listing standards under Section 1003(a)(iii). The Company will be able to continue its listing during the Plan period and will be subject to periodic reviews including quarterly monitoring for compliance with the Plan until it has regained compliance. If the Company is not in compliance with the continued listing standards by that date or if the Company does not make progress consistent with the Plan during the plan period, the Exchange may commence delisting procedures.

There can be no assurance that the Company will be able to meet milestones set forth in the Plan between now and April 10, 2025.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Shares of our common stock are considered to be covered securities because they are listed on the NYSE American. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the NYSE American, our common stock would not be deemed covered securities and we would be subject to regulation in each state in which we offer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 54,691 shares of common stock were withheld during the three months ended September 30, 2024, at the direction of the employees and as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
July 1, 2024 through July 31, 2024	54,691	$1.87	-	-
August 1, 2024 through August 31, 2024	-	-		-
September 1, 2024 through September 30, 2024	-	-	-	-
Total	54,691	$-	-	-

(1) Consists solely of 54,691 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2024	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2024	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

