Form 10-Q
period 2024-12-31
PALATIN TECHNOLOGIES INC
filed 2025-02-13
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 12, 2025): 26,005,846

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	whether Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired our product Vyleesi® (the trade name for bremelanotide for treatment of hyperactive sexual desire disorder in premenopausal women) in December 2023, will have sufficient sales to generate significant milestone payments under our purchase agreement with Cosette;

•	the results of clinical trials with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024 with topline results expected in the first quarter of calendar year 2025; PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed a first Phase 3 clinical trials with top line results announced from the Phase 3 clinical trial in the first quarter of calendar year 2024 and which has concluded a positive Type C meeting with the Food and Drug Administration (“FDA”) and can, depending on financial resources and product development priority, commence patient enrollment as early as the first half of calendar year 2025; and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022 and is expected to report topline results in the first quarter of calendar year 2025;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our third-party collaborators to timely carry out their duties under their agreements with us;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

ii

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, inflationary pressure, supply chain disruptions, financial markets volatility, or capital markets disruption resulting from the ongoing Russia-Ukraine and Israel-Hamas military conflicts, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$3,416,604	$9,527,396
Prepaid expenses and other current assets	253,113	242,272
Total current assets	3,669,717	9,769,668

Property and equipment, net	235,741	388,361
Right-of-use assets - operating leases	347,644	527,321
Other assets	56,916	56,916
Total assets	$4,310,018	$10,742,266

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$6,718,233	$4,101,929
Accrued expenses	1,650,700	4,185,046
Short-term operating lease liabilities	257,673	380,542
Short-term finance lease liabilities	-	46,014
Other current liabilities	932,150	944,150
Total current liabilities	9,558,756	9,657,681

Long-term operating lease liabilities	100,071	163,782
Other long-term liabilities	1,032,300	1,032,300
Total liabilities	10,691,127	10,853,763

Commitments and contingencies (Note 12)

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of December 31, 2024: issued and outstanding 4,030 shares as of December 31, 2024 and June 30, 2024	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 23,455,846 shares as of December 31, 2024 and 17,926,640 shares as of June 30, 2024	234,558	179,266
Additional paid-in capital	445,416,974	441,475,747
Accumulated deficit	(452,032,681)	(441,766,550)
Total stockholders’ deficiency	(6,381,109)	(111,497)
Total liabilities and stockholders’ deficiency	$4,310,018	$10,742,266

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2024	2023	2024	2023
REVENUES
Product revenue, net	$-	$2,034,113	$-	$4,140,090

OPERATING EXPENSES
Cost of products sold	-	97,637	-	97,637
Research and development	3,429,479	5,554,200	9,173,233	10,568,830
Selling, general and administrative	1,681,844	3,032,613	3,702,775	6,232,857
Gain on sale of Vyleesi	(2,500,000)	(7,823,482)	(2,500,000)	(7,823,482)
Total operating expenses	2,611,323	860,968	10,376,008	9,075,842

(Loss) Income from operations	(2,611,323)	1,173,145	(10,376,008)	(4,935,752)

OTHER INCOME (EXPENSE)
Investment income	29,044	62,026	107,620	133,656
Foreign currency transaction gain (loss)	143,600	(306,697)	12,000	(146,947)
Interest expense	(3,803)	(1,605)	(9,743)	(12,487)
Offering expenses	-	(696,912)	-	(696,912)
Change in fair value of warrant liabilities	-	(8,073,991)	-	(7,391,591)
Total other income (expense), net	168,841	(9,017,179)	109,877	(8,114,281)

NET LOSS	$(2,442,482)	$(7,844,034)	$(10,266,131)	$(13,050,033)

Basic and diluted net loss per common share	$(0.12)	$(0.56)	$(0.51)	$(0.99)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	20,634,887	14,097,757	20,239,997	13,134,228

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ Deficiency
(unaudited)

Three Months Ended December 31, 2024
	Stockholders' Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2024	4,030	$40	19,548,167	$195,481	$441,709,073	$(449,590,199)	$(7,685,605)
Stock-based compensation	-	-	-	-	348,955	-	348,955
Warrant exercises	-	-	3,907,679	39,077	3,358,946	-	3,398,023
Net loss	-	-	-	-	-	(2,442,482)	(2,442,482)
Balance December 31, 2024	4,030	40	23,455,846	234,558	445,416,974	(452,032,681)	(6,381,109)

Six Months Ended December 31, 2024
	Stockholders' Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	4,030	$40	17,926,640	$179,266	$441,475,747	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	232,941	2,329	695,649	-	697,978
Withholding taxes related to restricted stock units	-	-	(54,691)	(547)	(98,935)	-	(99,482)
Shares released from abeyance	-	-	1,443,277	14,433	(14,433)	-	-
Warrant exercises	-	-	3,907,679	39,077	3,358,946	-	3,398,023
Net loss	-	-	-	-	-	(10,266,131)	(10,266,131)
Balance December 31, 2024	4,030	40	23,455,846	234,558	445,416,974	(452,032,681)	(6,381,109)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ Deficiency
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

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,266,131)	$(13,050,033)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	152,620	172,060
Decrease in right-of-use asset	179,677	174,098
Unrealized foreign currency transaction loss (gain)	(12,000)	146,947
Stock-based compensation	697,978	940,307
Change in fair value of liability classified warrants	-	7,391,591
Gain on sale of Vyleesi	(2,500,000)	(7,823,482)
Changes in operating assets and liabilities:
Accounts receivable	-	569,597
Prepaid expenses and other assets	(10,841)	1,047,164
Inventories	-	(1,154,355)
Accounts payable	2,616,304	(2,710,051)
Accrued expenses	(2,534,346)	(896,812)
Operating lease liabilities	(186,580)	(176,913)
Other liabilities	-	(1,012,197)
Net cash used in operating activities	(11,863,319)	(16,382,079)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	-	2,992,890
Proceeds from sale of Vyleesi	2,500,000	9,500,000
Purchases of property and equipment	-	(37,615)
Net cash provided by investing activities	2,500,000	12,455,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(99,482)	(56,401)
Proceeds from the sale of common stock and warrants, net	-	5,531,266
Payment of finance lease obligations	(46,014)	(52,494)
Proceeds from exercise of warrants	3,398,023	103
Net cash provided by financing activities	3,252,527	5,422,474

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,110,792)	1,495,670

CASH AND CASH EQUIVALENTS, beginning of period	9,527,396	7,989,582

CASH AND CASH EQUIVALENTS, end of period	$3,416,604	$9,485,252

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$9,743	$10,882
Conversion of liability classified warrants upon warrant exercise	-	2,389,903

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

Our new product development activities focus primarily on use of bremelanotide, or other MC4r agonists, with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, with topline results expected in the first quarter of calendar year 2025.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2024 of $452,032,681 and a net loss for the three and six months ended December 31, 2024 of $2,442,482 and $10,266,131, respectively. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2024, the Company’s cash and cash equivalents were $3,416,604 and current liabilities were $9,558,756. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on our available cash and cash equivalents as of December 31, 2024 and $4,309,641 received in February 2025, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company could be forced to make additional reductions in certain expenditures. This could include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company could be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second half of calendar year 2025.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2024, may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $3,005,361 and $9,089,113 in a money market account at December 31, 2024 and June 30, 2024, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

In accordance with ASC Topic 606, the Company recognized product revenue when its performance obligations were satisfied by transferring control of the product to a customer. Per the Company’s contracts with customers, control of the product was transferred upon the conveyance of title, which occurred when the product was sold to and received by a customer. Trade accounts receivable due to the Company from contracts with its customers were stated separately in the consolidated balance sheet, net of various allowances.

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

Gross product sales offset by product sales allowances for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023

Gross product sales	$-	$4,288,003	$-	$8,875,153
Product sales allowances and accruals	-	(2,253,890)	-	(4,735,063)
Net sales	$-	$2,034,113	$-	$4,140,090

Revenue Recognition —– For licenses of intellectual property, the Company assesses at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for nonrefundable, upfront license fees when the license is transferred to the customer and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. The Company determines if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the non-refundable, upfront license fees will be recognized over time, the Company assesses the appropriate method of measuring proportional performance.

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

Notes to Consolidated Financial Statements

Stock-Based Compensation – The Company charges to expense the fair value of stock options and other equity awards granted to employees and nonemployees for services. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of the Company’s common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. Forfeitures are recognized as they occur.

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

For the three months ended December 31, 2024 and 2023, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2024 and 2023 were 13,059,777 and 6,595,422, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 vested restricted stock units that had not been issued as of December 31, 2024, and 2023 due to a provision in the restricted stock unit agreements to delay delivery.

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

(4) New Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the adoption on the consolidated financial statements and accompanying footnotes.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(5) ASSET PURCHASE AGREEMENT

On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating to manufacturing and distribution of Vyleesi. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records. The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, which was received November 1, 2024, and sales-based milestone payments of up to $159,000,000. As of December 31, 2024, none of the sales-based milestones have been achieved. The closing of the transaction took place simultaneously with the signing of the Purchase Agreement.

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

(8) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the Kwangdong License Agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company has assigned the Kwangdong License Agreement to Cosette, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea which has not occurred as of December 31, 2024.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2024	2024
Clinical / regulatory costs	$43,314	$23,926
Insurance premiums	85,744	71,097
Other	124,055	147,249
	$253,113	$242,272

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2024:
Cash equivalents - Money market funds	$3,005,361	$3,005,361	$-	$-
June 30, 2024:
Cash equivalents - Money market funds	$9,089,113	$9,089,113	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2024	2024
Clinical / regulatory costs	$1,153,170	$1,509,797
Other research related expenses	36,003	65,972
Professional Services	61,484	284,215
Personnel costs	-	1,771,694
Selling expenses	324,640	351,485
Other	75,403	201,883
	$1,650,700	$4,185,046

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

The following table summarizes the contractual obligations under the Catalent Agreement and Ypsomed Agreement as of December 31, 2024:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$2,480,600	$1,448,300	$1,032,300	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company has $932,150 and $1,032,300 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2024, $944,150 and $1,032,300 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

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

(13) STOCKHOLDERS’ DEFICIENCY

Series A Convertible Preferred Stock – As of December 31, 2024, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of December 31, 2024, the Series A Conversion Price was $75.45, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.33 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of December 31, 2024. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

The placement agent warrants were issued to non-employees in exchange for services related to the offering are accounted for in accordance ASC 718 which requires the fair value of the warrants to be recognized as an offering expense. The placement agent warrants contain certain contingent cash settlement features that are not probable of occurring and not within the control of the Company, therefore the placement agent warrants are classified out of permanent equity.

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

No proceeds were raised under the 2023 Equity Distribution Agreement during the three and six months ended December 31, 2024.

Stock Warrants – On December 13, 2024, the Company entered into a letter agreement (the “December 2024 Inducement Letter”) with a holder (the “December 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on June 24, 2024, with an initial exercise price of $1.88, and October 24, 2023, with an initial exercise price of $2.12 (the “December 2024 Existing Warrants”). To induce the exercise of a portion of the December 2024 Existing Warrants by the December 2024 Exercising Holder, the Company agreed to adjust the exercise price of such portion of the December 2024 Existing Warrants to $0.875. Pursuant to the December 2024 Inducement Letter, the December 2024 Exercising Holder agreed to exercise, for cash, the December 2024 Existing Warrants to purchase an aggregate of 3,907,679 shares of common stock at the adjusted exercise price in exchange for the Company’s agreement to issue to the December 2024 Exercising Holder Series C common stock purchase warrants to purchase 3,907,679 shares of common stock (the “Series C Warrants”) and Series D common stock purchase warrants to purchase 1,953,839 shares of common stock (the “Series D Warrants” and together with the Series C Warrants, the “December 2024 Inducement Warrants,” and the shares issuable upon exercise of the December 2024 Inducement Warrants, the “December 2024 Inducement Warrant Shares”). The Company received aggregate gross proceeds of $3,419,219 from the exercise of the December 2024 Existing Warrants by the December 2024 Exercising Holder (the “December 2024 Warrant Inducement”). The incremental value of the December 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

On June 20, 2024, the Company entered into a letter agreement (the “June 2024 Inducement Letter”) with a holder (the “June 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on November 2, 2022, and October 24, 2023 (the “June 2024 Existing Warrants”). Pursuant to the June 2024 Inducement Letter, the June 2024 Exercising Holder agreed to exercise, for cash, June 2024 Existing Warrants to purchase, in the aggregate, 3,233,277 shares of common stock in exchange for the Company’s agreement to (i) lower the exercise price to $1.88 per share for the 3,233,277 June 2024 Existing Warrants being exercised pursuant to the June 2024 Inducement Letter and (ii) issue to the June 2024 Exercising Holder an aggregate of 4,849,915 warrants to purchase shares of common stock, comprised of Series A common stock purchase warrants to purchase 2,727,273 shares of common stock (the “June 2024 Series A Warrants”) and Series B common stock purchase warrants to purchase 2,122,642 (of which 1,624,201 shares of common stock are subject to stockholder approval) shares of common stock (the “June 2024 Series B Warrants” and together with the June 2024 Series A Warrants, the “June 2024 Inducement Warrants”). The Company received aggregate gross proceeds of $6,078,561 from the exercise of the June 2024 Existing Warrants by the June 2024 Exercising Holder (the “Warrant Inducement”). As part of the agreement, 1,443,277 shares of common stock were held in abeyance on behalf of the June 2024 Exercising Holder. During the three months ended December 31, 2024, at the request of the June 2024 Exercising Holder, 1,443,277 shares were released from abeyance. The incremental value of the June 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2024, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
October 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
October 2023 Placement Agent Warrants	117,925	$2.65	October 20, 2028
January 2024 Private Warrants	1,831,503	$5.46	February 1, 2028
January 2024 Placement Agent Warrants	91,575	$6.83	February 1, 2028
June 2024 Series B Warrants	1,885,632	$1.88	June 24, 2029	*
December 2024 Series C Warrants	3,907,679	$0.88	December 17, 2029
December 2024 Series D Warrants	1,953,839	$0.88	**

* 1,624,201 shares expire on the five year anniversary following stockholder approval of the warrant issuance and the balance expire on June 24, 2029
** 1,953,839 shares expire on the five year anniversary following stockholder approval of the warrant issuance

Stock Options – For the three and six months ended December 31, 2024, the Company recorded stock-based compensation related to stock options of $177,673 and $355,407, respectively. For the three and six months ended December 31, 2023, the Company recorded stock-based compensation related to stock options of $205,223 and $410,540, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2024	2,263,440	$6.11	8.2

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(14,338)	4.50
Outstanding - December 31, 2024	2,249,102	$6.12	7.7	$-

Exercisable at December 31, 2024	935,714	$10.76	6.1	$-

Expected to vest at December 31, 2024	1,313,387	$2.82	8.9	$-

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

Restricted Stock Units – For the three and six months ended December 31, 2024, the Company recorded stock-based compensation related to restricted stock units of $171,281 and $342,571, respectively. For the three and six months ended December 31, 2023, the Company recorded stock-based compensation related to restricted stock units of $185,019 and $370,038, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2024	1,374,980
Granted	-
Forfeited	-
Vested	(232,941)
Expirations	(2,726)
Outstanding at December 31, 2024	1,139,313

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of December 31, 2024, due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, other employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 274,549 and 59,842 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2021, 2022, 2023, and 2024. Grants in June 2021, 2022, 2023 and 2024 were 22,343, 40,707, 152,432 and 184,443 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions

In connection with the vesting of restricted share units during the six months ended December 31, 2024, the Company withheld 54,691 shares, with an aggregate value of $99,482, in satisfaction of minimum tax withholding obligations.

(14) SUBSEQUENT EVENTS

On February 10, 2025, the Company entered into definitive agreements with a single healthcare focused institutional investor for the purchase and sale of 4,688,000 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering (the “Registered Direct Offering”) at a purchase price of $1.00 per share.

The Company also agreed to issue to the same investor in a concurrent private placement warrants to purchase up to an aggregate of 4,688,000 shares of common stock (the “Private Placement” and, together with the Registered Direct Offering, the “Offering”). The warrants being issued in the concurrent Private Placement will have an exercise price of $1.00 per share, will be exercisable beginning on the six-month anniversary of the date of issuance and will expire five and a half years from the date of issuance.

The gross proceeds from the Offering totaled $4,687,786. The Company intends to use the net proceeds from the Offering for general corporate purposes.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2024, have not changed during the three and six months ended December 31, 2024. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

Our Business

We are a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin peptide receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

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

Our new product development activities focus on obesity, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which has completed Phase 2 in the fourth quarter of calendar year 2024, with topline results expected in the first quarter of calendar year 2025; and secondarily on ocular indications, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed Phase 3 clinical trials and announced top line results from the first Phase 3 clinical trial in the first quarter of calendar year 2024; ulcerative colitis, including PL8177, an oral peptide formulation, which entered Phase 2 ulcerative colitis clinical trials in the third quarter of calendar year 2022 and is expected to report topline results in the first quarter of calendar year 2025. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions through development, approval and commercialization.

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

Results of Operations

Three and Six Months Ended December 31, 2024, Compared to the Three and Six Months Ended December 31, 2023:

Revenues – For the six months ended December 31, 2024, we recognized $0 in product revenue, net of allowances. For the three and six months ended December 31, 2023, we recognized $2,034,113 and $4,140,090 in product revenue, net of allowances, respectively. The decrease in product revenue, net of allowances is a result of the sale to Cosette of worldwide rights to Vyleesi.

Cost of Products Sold – Cost of products sold was $0 for the six months ended December 31, 2024 compared to $97,637 for the three and six months ended December 31, 2023. The decrease is a result of the sale to Cosette of worldwide rights to Vyleesi.

Research and Development – Research and development expenses were $3,429,479 and $9,173,233 for the three and six months ended December 31, 2024, respectively, compared to $5,554,200 and $10,568,830 for the three and six months ended December 31, 2023, respectively. The decrease was primarily related to a decrease in spending on our MCr programs.

Research and development expenses related to our MCr other preclinical programs were $1,888,065 and $5,969,102 for the three and six months ended December 31, 2024, respectively compared to $3,828,383 and $7,287,971 for the three and six months ended December 31, 2023, respectively. The decrease was primarily related to a decrease in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,662,717 and $3,204,131 for the three and six months ended December 31, 2024, respectively, compared to $1,725,817 and $3,280,859 for the three and six months ended December 31, 2023, respectively. The decrease is primarily attributable to a decrease in compensation-related expenses.

Cumulative spending from inception to December 31, 2024, was approximately $311,900,000 on our Vyleesi program and approximately $243,100,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2024, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $1,681,844 and $3,702,775 for the three and six months ended December 31, 2024, respectively, compared to $3,032,613 and $6,232,857 for the three and six months ended December 31, 2023, respectively. The decrease is a result of the elimination of selling expenses relating to Vyleesi.

Gain on Sale of Vyleesi – For the three and six months ended December 31, 2024, the Company recorded a gain of $2,500,000 on the sale of Vyleesi as a result of the settlement of certain purchase commitments. For the three and six months ended December 31, 2024, the Company recorded a gain of $7,823,482 on the sale of worldwide rights to Vyleesi. The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Other Income (Expense) – For the three and six months ended, December 31, 2024, total other income (expense), net was $168,841 and $109,877, respectively. For the three and six months ended December 31, 2023, other (expense) income was $(9,017,179) and $(8,114,281), respectively. The increase in other income (expense) for the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023 was driven primarily by the change in fair values of the warrant liability, a decrease in offering expenses and foreign currency transaction gains.

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

During the six months ended December 31, 2024, net cash used in operating activities was $11,863,319 compared to $16,382,079 for the six months ended December 31, 2023. The decrease was primarily related to a decrease in net loss during the period and working capital changes.

During the six months ended December 31, 2024, net cash provided by investing activities was $2,500,000, which consisted of proceeds from the sale of Vyleesi. During the six months ended December 31, 2023, net cash provided by investing activities was $12,455,275, which consisted of $9,500,000 of proceeds from the sale of Vyleesi and $2,992,890 proceeds from the maturity of marketable securities, offset by $37,615 used for the purchase of property and equipment.

During the six months ended December 31, 2024, net cash provided by financing activities was $3,252,527, which consisted of $3,398,023 of proceeds from the exercise of warrants, offset by $99,482 for payment of withholding taxes related to restricted stock units and $46,014 for payment of finance lease obligations. During the six months ended December 31, 2023, net cash provided by financing activities was $5,422,474, which consisted of proceeds from the sale of common stock of $5,531,266, proceeds from the exercise of warrants of $103, offset by $56,401 for payment of withholding taxes related to restricted stock units and $52,494 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to advance our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2024, our cash and cash equivalents were $3,416,604, and our current liabilities were $9,558,756.

Our obligations include short-term lease obligations in an aggregate amount of $257,673 in current liabilities as of December 31, 2024, $100,071 in long-term lease liabilities, inventory purchase commitments in an aggregate amount of $1,964,450 which consists of $932,150 in current liabilities as of December 31, 2024, and $1,032,300 in other long-term liabilities.

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

As a result of our sale of worldwide rights to Vyleesi pursuant to the Purchase Agreement, we currently do not have a recurring source of revenue. Based on our available cash and cash equivalents as of December 31, 2024, and $4,309,641 received in February 2025, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of the calendar year 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543
4.1	Form of Series C Common Stock Purchase Warrant, dated December 17, 2024.		8-K	December 16, 2024	001-15543
4.2	Form of Series D Common Stock Purchase Warrant, dated December 17, 2024.		8-K	December 16, 2024	001-15543
10.1	Inducement Letter, between Palatin Technologies, Inc. and the Holder (as defined therein), dated December 13, 2024.		8-K	December 16, 2024	001-15543
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 13, 2025	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 13, 2025	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

