Form 10-Q
period 2025-03-31
PALATIN TECHNOLOGIES INC
filed 2025-05-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4B Cedar Brook Drive Cranbury, New Jersey	08512
(Address of principal executive offices)	(Zip Code)

(609) 495‑2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PTN[1]	NYSE American

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 14, 2025): 46,479,861

__________________________________________

1 Palatin Technologies, Inc. (the “Company”) has received a notice from the NYSE American LLC (“NYSE American”) stating that the NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s Common Stock. NYSE American commenced delisting proceedings in connection with the foregoing determination, and trading the Company’s common stock was suspended on May 7, 2025. Since May 8, 2025, the Company’s common stock has traded on the Pink Market of the OTC Markets Group under the trading symbol “PTNT”.

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

•

the results of clinical trials with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024 with topline results announced in March 2025, in which co-administration demonstrated an increased weight loss over tirzepatide alone; PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed a first Phase 3 clinical trials with top line results announced from the Phase 3 clinical trial in the first quarter of calendar year 2024 and which has concluded a positive Type C meeting with the FDA and can, depending on financial resources and product development priority, commence patient enrollment as early as the first half of calendar year 2025; and PL8177, an oral peptide formulation for treatment of ulcerative colitis, which entered Phase 2 clinical trials in the third quarter of calendar year 2022 and announced topline results in March 2025, with one-third of patients dosed with PL8177 achieving clinical remission while the placebo group saw no clinical remission;

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

•

the impact of any geopolitical instability, economic uncertainty, inflationary pressure, supply chain disruptions, tariffs, financial markets volatility, or capital markets disruption resulting from the ongoing Russia-Ukraine and Israel-Hamas military conflicts or otherwise, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States; and

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,520,062	$9,527,396
Other receivables	271,037	-
Prepaid expenses and other current assets	442,178	242,272
Total current assets	3,233,277	9,769,668

Property and equipment, net	182,437	388,361
Right-of-use assets - operating leases	255,863	527,321
Other assets	56,916	56,916
Total assets	$3,728,493	$10,742,266

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$7,770,567	$4,101,929
Accrued expenses	506,460	4,185,046
Short-term operating lease liabilities	194,972	380,542
Short-term finance lease liabilities	-	46,014
Other current liabilities	1,576,350	944,150
Total current liabilities	10,048,349	9,657,681

Long-term operating lease liabilities	67,248	163,782
Other long-term liabilities	-	1,032,300
Total liabilities	10,115,597	10,853,763

Commitments and contingencies (Note 12)

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of March 31, 2025: issued and outstanding 4,030 shares as of March 31, 2025 and June 30, 2024	40	40
Common stock of $0.01 par value – authorized 300,000,000 shares: issued and outstanding 28,557,246 shares as of March 31, 2025 and 17,926,640 shares as of June 30, 2024	285,572	179,266
Additional paid-in capital	450,171,385	441,475,747
Accumulated deficit	(456,844,101)	(441,766,550)
Total stockholders’ deficiency	(6,387,104)	(111,497)
Total liabilities and stockholders’ deficiency	$3,728,493	$10,742,266

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2025	2024	2025	2024
REVENUES
Product revenue, net	$-	$-	$-	$4,140,090

OPERATING EXPENSES
Cost of products sold	-	-	-	97,637
Research and development	3,755,158	7,159,686	12,928,391	17,728,516
Selling, general and administrative	1,474,019	2,033,410	5,176,794	8,266,267
Loss (Gain) on sale of Vyleesi	-	25,202	(2,500,000)	(7,798,280)
Gain on purchase commitment	(416,000)	-	(416,000)	-
Total operating expenses	4,813,177	9,218,298	15,189,185	18,294,140

Loss from operations	(4,813,177)	(9,218,298)	(15,189,185)	(14,154,050)

OTHER INCOME (EXPENSE)
Investment income	31,452	139,273	139,072	272,929
Foreign currency transaction (loss) gain	(27,900)	215,600	(15,900)	68,653
Interest expense	(1,795)	(1,254)	(11,538)	(13,741)
Offering expenses	-	-	-	(696,912)
Change in fair value of warrant liabilities	-	429,029	-	(6,962,562)
Total other income (expense), net	1,757	782,648	111,634	(7,331,633)

NET LOSS	$(4,811,420)	$(8,435,650)	$(15,077,551)	$(21,485,683)

Basic and diluted net loss per common share	$(0.18)	$(0.53)	$(0.68)	$(1.53)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	26,344,584	15,792,421	22,245,153	14,013,848

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ Deficiency
(unaudited)

Three Months Ended March 31, 2025
	Stockholders' Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance December 31, 2024	4,030	$40	23,455,846	$234,558	$445,416,974	$(452,032,681)	$(6,381,109)
Stock-based compensation	-	-	-	-	347,691	-	347,691
Sale of common stock, net of costs	-	-	5,101,400	51,014	4,406,506	-	4,457,520
Warrant exercises	-	-	-	-	214	-	214
Net loss	-	-	-	-	-	(4,811,420)	(4,811,420)
Balance March 31, 2025	4,030	40	28,557,246	285,572	450,171,385	(456,844,101)	(6,387,104)
Nine Months Ended March 31, 2025
	Stockholders' Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total
Balance June 30, 2024	4,030	$40	17,926,640	$179,266	$441,475,747	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	232,941	2,329	1,043,340	-	1,045,669
Withholding taxes related to restricted stock units	-	-	(54,691)	(547)	(98,935)	-	(99,482)
Shares released from abeyance	-	-	1,443,277	14,433	(14,433)	-	-
Sale of common stock, net of costs	-	-	5,101,400	51,014	4,406,506	-	4,457,520
Warrant exercises	-	-	3,907,679	39,077	3,359,160	-	3,398,237
Net loss	-	-	-	-	-	(15,077,551)	(15,077,551)
Balance March 31, 2025	4,030	40	28,557,246	285,572	450,171,385	(456,844,101)	(6,387,104)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited)

Three Months Ended March 31, 2024
		Stockholders' Equity (Deficiency)
	Contingently Redeemable	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2023	$423,100	4,030	$40	14,305,137	$143,051	$413,552,953	$(425,080,470)	$(11,384,426)
Stock-based compensation	-	-	-	-	-	390,195	-	390,195
Conversion of liability classified warrants	-	-	-	-	-	11,423,203	-	11,423,203
Sale of common stock, net of costs	-	-	-	1,831,503	18,315	9,144,198	-	9,162,513
Reclassification of contingently redeemable warrants	(423,100)	-	-	-	-	423,100	-	423,100
Net loss	-	-	-	-	-	-	(8,435,650)	(8,435,650)
Balance March 31, 2024	-	4,030	40	16,136,640	161,366	434,933,649	(433,516,120)	1,578,935
Nine Months Ended March 31, 2024
		Stockholders' Equity (Deficiency)
	Contingently Redeemable	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Warrants	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2023	$263,400	4,030	$40	11,656,714	$116,567	$409,933,959	$(412,030,437)	(1,979,871)
Stock-based compensation	-	-	-	98,372	984	1,329,518	-	1,330,502
Withholding taxes related to restricted stock units	-	-	-	(25,467)	(255)	(56,146)	-	(56,401)
Sale of common stock, net of costs	-	-	-	2,048,530	20,485	9,673,397	-	9,693,882
Conversion of liability classified warrants	-	-	-	-	-	11,423,203	-	11,423,203
Conversion of liability classified warrants upon warrant exercise	-	-	-	2,358,491	23,585	2,366,318	-	2,389,903
Reclassification of contingently redeemable warrants	(263,400)	-	-	-	-	263,400	-	263,400
Net loss	-	-	-	-	-	-	(21,485,683)	(21,485,683)
Balance March 31, 2024	-	4,030	40	16,136,640	161,366	434,933,649	(433,516,120)	1,578,935

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,077,551)	$(21,485,683)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,924	257,115
Decrease in right-of-use asset	271,458	260,832
Unrealized foreign currency transaction loss (gain)	15,900	(68,653)
Stock-based compensation	1,045,669	1,330,502
Change in fair value of liability classified warrants	-	6,962,562
Gain on sale of Vyleesi	(2,500,000)	(7,798,280)
Gain on purchase commitment	(416,000)	-
Changes in operating assets and liabilities:
Accounts receivable	-	2,915,760
Other receivables	(271,037)	-
Prepaid expenses and other assets	(199,906)	1,206,564
Inventories	-	(1,154,355)
Accounts payable	3,668,638	(860,280)
Accrued expenses	(3,678,586)	(4,171,297)
Operating lease liabilities	(282,104)	(264,875)
Other liabilities	-	(2,118,897)
Net cash used in operating activities	(17,217,595)	(24,988,985)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	-	2,992,890
Proceeds from sale of Vyleesi	2,500,000	9,500,000
Purchases of property and equipment	-	(37,615)
Net cash provided by investing activities	2,500,000	12,455,275

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(99,482)	(56,401)
Proceeds from the sale of common stock and warrants, net	4,457,520	14,693,779
Payment of finance lease obligations	(46,014)	(79,265)
Proceeds from exercise of warrants	3,398,237	103
Net cash provided by financing activities	7,710,261	14,558,216

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,007,334)	2,024,506

CASH AND CASH EQUIVALENTS, beginning of period	9,527,396	7,989,582

CASH AND CASH EQUIVALENTS, end of period	$2,520,062	$10,014,088

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$11,538	$13,741
Conversion of liability classified warrants		$11,423,203
Conversion of liability classified warrants upon warrant exercise	-	2,389,903

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

Our new product development activities focus primarily on use of bremelanotide, or other MC4r agonists, with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024, with topline results announced in March 2025, in which co-administration of bremelanotide and tirzepatide demonstrated an increased weight loss over tirzepatide alone.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2025 of $456,844,101 and a net loss for the three and nine months ended March 31, 2025 of $4,811,420 and $15,077,551, respectively. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2025, the Company’s cash and cash equivalents were $2,520,602 and current liabilities were $10,048,349. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1r and MC4r programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on our available cash and cash equivalents as of March 31, 2025, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company could be forced to make additional reductions in certain expenditures. This could include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company could be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses into the second half of calendar year 2025.

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

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2025, may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $2,097,618 and $9,089,113 in a money market account at March 31, 2025 and June 30, 2024, respectively.

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

Gross product sales offset by product sales allowances for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31		Nine Months Ended March 31,
	2025	2024	2025	2024

Gross product sales	$-	$-	$-	$8,875,153
Product sales allowances and accruals	-	-	-	(4,735,063)
Net sales	$-	$-	$-	$4,140,090

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

For the three months ended March 31, 2025 and 2024, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2025 and 2024 were 17,749,116 and 8,520,332, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 279,700 vested restricted stock units that had not been issued as of March 31, 2025 and 2024 due to a provision in the restricted stock unit agreements to delay delivery.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for treatment of hypoactive sexual desire disorder in women, and contracts relating to manufacturing and distribution of Vyleesi. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. In addition, Cosette acquired records pertaining to the historical sales and distribution of Vyleesi, as well as quality control and pharmacovigilance records and other records. The Company will receive up to $171,000,000, consisting of an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, which was received November 1, 2024, and sales-based milestone payments of up to $159,000,000. As of March 31, 2025, none of the sales-based milestones have been achieved. The closing of the transaction took place simultaneously with the signing of the Purchase Agreement.

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

(8) AGREEMENT WITH KWANGDONG

On November 21, 2017, the Company entered into a license agreement with Kwangdong Pharmaceutical Co., Ltd. (“Kwangdong”) for exclusive rights to commercialize Vyleesi in Korea (the “Kwangdong License Agreement”). Under the terms of the Kwangdong License Agreement, the Company received $417,500 in December 2017, consisting of an upfront payment of $500,000, less $82,500, which was withheld in accordance with tax withholding requirements in Korea and recorded as an expense during the year ended June 30, 2018. The Company has assigned the Kwangdong License Agreement to Cosette, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea which has not occurred as of March 31, 2025.

(9) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	June 30,
	2025	2024
Clinical / regulatory costs	$45,118	$23,926
Insurance premiums	95,327	71,097
Other	301,733	147,249
	$442,178	$242,272

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2025:
Cash equivalents - Money market funds	$2,097,618	$2,097,618	$-	$-
June 30, 2024:
Cash equivalents - Money market funds	$9,089,113	$9,089,113	$-	$-

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2025	2024
Clinical / regulatory costs	$378,592	$1,509,797
Other research related expenses	40,509	65,972
Professional Services	55,040	284,215
Personnel costs	-	1,771,694
Selling expenses	-	351,485
Other	32,319	201,883
	$506,460	$4,185,046

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

The following table summarizes the contractual obligations under the Catalent Agreement and Ypsomed Agreement as of March 31, 2025:

	Total	Current	1 - 3 Years	4 - 5 Years
Inventory purchase commitments	$2,101,800	$2,101,800	$-	$-

As of March 31, 2025, the Company has $1,576,350 accrued within other current liabilities in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements. As of June 30, 2024, $944,150 and $1,032,300 was accrued within other current and long-term liabilities, respectively. Losses on these firm commitment contractual obligations are recognized based upon the terms of the respective agreement and similar factors considered for the write-down of inventory, including expected sales requirements as determined by internal sales forecasts.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

(13) STOCKHOLDERS’ DEFICIENCY

Series A Convertible Preferred Stock – As of March 31, 2025, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of March 31, 2025, the Series A Conversion Price was $60.33, and each share of Series A Convertible Preferred Stock is convertible into approximately 1.66 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of March 31, 2025. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On February 10, 2025, the Company entered into definitive agreements with a single healthcare focused institutional investor for the purchase and sale of 4,688,000 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering (the “ February 2025 RD Offering”) at a purchase price of $1.00 per share.

The Company also agreed to issue to the same investor in a concurrent private placement warrants to purchase up to an aggregate of 4,688,000 shares of common stock (the “February 2025 Private Placement” and, together with the February 2025 RD Offering, the “February 2025 Offering”). The warrants issued in the concurrent February 2025 Private Placement will have an exercise price of $1.00 per share, will be exercisable 181 days after their issuance and will expire approximately five and a half years from the date of issuance.

The gross proceeds from the February 2025 Offering totaled $4,687,786, with net proceeds after deducting the placement agent fees and offering expenses amounting to $4,309,641. The Company intends to use the net proceeds from the Offering for general corporate purposes.  The Company paid the placement agents a cash fee equal to 7.0% of the aggregate gross proceeds of the February 2025 Offering.

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

The placement agent warrants were issued to non-employees in exchange for services related to the offering are accounted for in accordance with ASC 718 which requires the fair value of the warrants to be recognized as an offering expense. The placement agent warrants contain certain contingent cash settlement features that are not probable of occurring and not within the control of the Company, therefore the placement agent warrants are classified out of permanent equity.

On January 24, 2024, the Company and warrant holders amended the terms of warrants related to the October 2023 financings. As a result, all liability classified warrants were reclassified to additional paid-in capital.

On February 11, 2025, the Company entered into a sales agreement (the “2025 Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended(the “Securities Act”). The 2025 Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $6.0 million of shares of the Company’s common stock. The Company pays A.G.P. 3.0% of the gross proceeds as a commission.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

For the three months ended March 31, 2025, a total of 413,400 shares of common stock were sold through A.G.P. under the 2025 Sales Agreement for net proceeds of $271,037 after payment of commission fees of $7,837 and other related expenses of $164,054.

During the three months ended March 31, 2025, the equity distribution agreement (the “2023 Equity Distribution Agreement”) that the Company entered into with Canaccord Genuity LLC (“Canaccord”) on April 12, 2023, was terminated.  The 2023 Equity Distribution Agreement and related prospectus was limited to sales, from time to time in an “at-the-market offering” (as defined in Rule 415 promulgated under the Securities Act), of up to an aggregate maximum $50.0 million of shares of the Company’s common stock. The Company paid Canaccord 3.0% of the gross proceeds as a commission.

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Nine Months Ended March 31, 2024		Cumulative from inception
	Shares	Proceeds	Shares	Proceeds
Gross proceeds	217,027	$547,803	721,061	$1,744,542
Fees	-	(16,434)	-	(52,336)
Expenses	-	-	-	(126,800)
Net proceeds	217,027	$531,369	721,061	$1,565,406

No proceeds were raised under the 2023 Equity Distribution Agreement during the three and nine months ended March 31, 2025.

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

On June 20, 2024, the Company entered into a letter agreement (the “June 2024 Inducement Letter”) with a holder (the “June 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on November 2, 2022, and October 24, 2023 (the “June 2024 Existing Warrants”). Pursuant to the June 2024 Inducement Letter, the June 2024 Exercising Holder agreed to exercise, for cash, June 2024 Existing Warrants to purchase, in the aggregate, 3,233,277 shares of common stock in exchange for the Company’s agreement to (i) lower the exercise price to $1.88 per share for the 3,233,277 June 2024 Existing Warrants being exercised pursuant to the June 2024 Inducement Letter and (ii) issue to the June 2024 Exercising Holder an aggregate of 4,849,915 warrants to purchase shares of common stock, comprised of Series A common stock purchase warrants to purchase 2,727,273 shares of common stock (the “June 2024 Series A Warrants”) and Series B common stock purchase warrants to purchase 2,122,642 (of which 1,624,201 shares of common stock are subject to stockholder approval) shares of common stock (the “June 2024 Series B Warrants” and together with the June 2024 Series A Warrants, the “June 2024 Inducement Warrants”). The Company received aggregate gross proceeds of $6,078,561 from the exercise of the June 2024 Existing Warrants by the June 2024 Exercising Holder (the “Warrant Inducement”). As part of the agreement, 1,443,277 shares of common stock were held in abeyance on behalf of the June 2024 Exercising Holder. During the three months ended March 31, 2025, at the request of the June 2024 Exercising Holder, 1,443,277 shares were released from abeyance. The incremental value of the June 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of March 31, 2025, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	66,666	$12.50	May 11, 2026
October 2022 Placement Agent Warrants	90,909	$6.88	October 31, 2027
October 2023 Placement Agent Warrants	117,925	$2.65	October 20, 2028
January 2024 Private Warrants	1,831,503	$5.46	February 1, 2028
January 2024 Placement Agent Warrants	91,575	$6.83	February 1, 2028
June 2024 Series B Warrants	1,885,632	$1.88	June24,2029*
December 2024 Series C Warrants	3,907,679	$0.88	December 17, 2029
December 2024 Series D Warrants	1,953,839	$0.88	**
February 2025 Series E Warrants	4,688,000	$1.00	August 12, 2030

* 1,624,201 shares expire on the five year anniversary following stockholder approval of the warrant issuance and the balance expire on June 24, 2029.
** 1,953,839 shares expire on the five year anniversary following stockholder approval of the warrant issuance.

Stock Options – For the three and nine months ended March 31, 2025, the Company recorded stock-based compensation related to stock options of $176,410 and $531,817, respectively. For the three and nine months ended March 31, 2024, the Company recorded stock-based compensation related to stock options of $205,176 and $615,716, respectively.

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2024	2,263,440	$6.11	8.2

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(14,338)	4.50
Outstanding - March 31, 2025	2,249,102	$6.12	7.5	$-

Exercisable at March 31, 2025	937,894	$10.77	5.9	$-

Expected to vest at March 31, 2025	1,311,208	$2.80	8.6	$-

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

Restricted Stock Units – For the three and nine months ended March 31, 2025, the Company recorded stock-based compensation related to restricted stock units of $171,281 and $513,852 respectively. For the three and nine months ended March 31, 2024, the Company recorded stock-based compensation related to restricted stock units of $185,019 and $555,057, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2024	1,374,980
Granted	-
Forfeited	-
Vested	(232,941)
Expirations	(2,726)
Outstanding at March 31, 2025	1,139,313

Included in outstanding restricted stock units in the table above are 279,700 vested shares that have not been issued as of March 31, 2025, due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, other employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 274,549 and 59,842 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2021, 2022, 2023, and 2024. Grants in June 2021, 2022, 2023 and 2024 were 22,343, 40,707, 152,432 and 184,443 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2026 relating to advancement of MC1r programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions

In connection with the vesting of restricted share units during the nine months ended March 31, 2025, the Company withheld 54,691 shares, with an aggregate value of $99,482, in satisfaction of minimum tax withholding obligations.

(14) SUBSEQUENT EVENTS

Sales Under 2025 Sales Agreement – As disclosed in Note 13 above, the Company entered into the 2025 Sales Agreement. During the period from April 1, 2025 through and until May 14, 2025, the Company has sold 10,598,496 shares for gross proceeds of $2,296,532 under the at-the-market offering” pursuant to the 2025 Sales Agreement and related prospectus.

May 2025 Public Offering – On May 8, 2025, the Company completed a public offering with participation from institutional and accredited investors of 7,324,119 shares of common stock together with Series F warrants to purchase up to 7,324,119 shares of common stock (the “Series F Warrants“), Series G warrants to purchase up to 7,324,119 shares of common stock (the “Series G Warrants“), and Series H warrants to purchase up to 7,324,119 shares of common stock (the “Series H Warrants“), at a combined public offering price of $0.15 per share of common stock and accompanying warrants (the “Offering“). The Offering was made pursuant to the Company’s registration statement on Form S-1 (Registration No. 333-286280) previously filed with the SEC and declared effective on May 6, 2025.

The Series F Warrants have an exercise price of $0.30 per share, are immediately exercisable and expire on the five-year anniversary of the original issuance date, subject to the certain terms as defined in such warrant. The Series G Warrants have an exercise price of $0.15 per share, are immediately exercisable and expire on the earlier of (i) the 24-month anniversary of the original issuance date or (ii) the expiration of the FDA Exercise Period (as such term is defined in the Series G Warrant). The Series H Warrants will be issuable to the holder upon their exercise of the Series G Warrants, will have an exercise price of $0.225 per share, will be immediately exercisable upon issuance and will expire on the 24-month anniversary of its issuance date.

A.G.P. acted as lead placement agent and Laidlaw & Company (UK) Ltd., as co-placement agent in the Offering. The Company paid the placement agents a cash fee equal to 7.0% of the gross proceeds raised in the Offering and reimbursed the placement agents for out-of-pocket expenses, including the reasonable fees of legal counsel, in an amount equal to $85,000.

The Company received aggregate net proceeds from the Offering of $931,715. The Company intends to use the net proceeds from the Offering primarily for working capital and general corporate purposes.

NYSE American Delisting – On May 7, 2025, the Company announced that it has received a notice from the NYSE American LLC (“NYSE American”) stating that the NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock. NYSE American commenced delisting proceedings in connection with the foregoing determination, and trading in the Company’s common stock was suspended on May 7, 2025. Since May 8, 2025 the Company’s common stock has traded on the Pink Market of the OTC Markets Group under the trading symbol “PTNT”. The Company has a right to a review of NYSE Regulation’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange. The Company is currently assessing the viability of such an appeal.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2024, have not changed during the three and nine months ended March 31, 2025. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

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

Our new product development activities focus on obesity, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which has completed Phase 2 in the fourth quarter of calendar year 2024, with topline results expected in the first quarter of calendar year 2025 announced in March 2025, in which co-administration demonstrated an increased weight loss over tirzepatide alone; and secondarily on ocular indications, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed Phase 3 clinical trials and announced top line results from the first Phase 3 clinical trial in the first quarter of calendar year 2024; ulcerative colitis, including PL8177, an oral peptide formulation, which entered Phase 2 ulcerative colitis clinical trials in the third quarter of calendar year 2022 and announced topline results in March 2025, with one-third of patients dosed with PL8177 achieving clinical remission while the placebo group saw no clinical remission is expected to report topline results later this quarter. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions through development, approval and commercialization.

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

Results of Operations

As we continue to explore commercial opportunities and partners in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials, services and other components associated with the development of our product candidates and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

Three and Nine Months Ended March 31, 2025, Compared to the Three and Nine Months Ended March 31, 2024:

Revenues – For the nine months ended March 31, 2025, we recognized $0 in product revenue, net of allowances. For the nine months ended March 31, 2024, we recognized $4,140,090 in product revenue, net of allowances, respectively. The decrease in product revenue, net of allowances is a result of the sale to Cosette of worldwide rights to Vyleesi.

Cost of Products Sold – Cost of products sold was $0 for the nine months ended March 31, 2025 compared to $97,637 for the nine months ended March 31, 2024. The decrease is a result of the sale to Cosette of worldwide rights to Vyleesi.

Research and Development – Research and development expenses were $3,755,158 and $12,928,391 for the three and nine months ended March 31, 2025, respectively, compared to $7,159,686 and $17,728,516 for the three and nine months ended March 31, 2024, respectively. The decrease was primarily related to a decrease in spending on our MCr programs.

Research and development expenses related to our MCr other preclinical programs were $1,853,851 and $7,822,953 for the three and nine months ended March 31, 2025, respectively compared to $5,487,259 and $12,775,229 for the three and nine months ended March 31, 2024, respectively. The decrease was primarily related to a decrease in spending on our MCr programs.

The amounts of project spending above exclude general research and development spending, which was $1,901,307 and $5,105,438 for the three and nine months ended March 31, 2025, respectively, compared to $1,672,427 and $4,953,286 for the three and nine months ended March 31, 2024, respectively. The decrease is primarily attributable to an decrease in compensation-related expenses.

Cumulative spending from inception to March 31, 2025, was approximately $311,900,000 on our Vyleesi program and approximately $246,800,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2024, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $1,474,019 and $5,176,794 for the three and nine months ended March 31, 2025, respectively, compared to $2,033,410 and $8,266,267 for the three and nine months ended March 31, 2024, respectively. The decrease is a result of the elimination of selling expenses relating to Vyleesi.

Gain on Sale of Vyleesi – For the nine months ended March 31, 2025, the Company recorded a gain of $2,500,000 on the sale of Vyleesi as a result of the settlement of certain purchase commitments. For the three and nine months ended March 31, 2024, the Company recorded a loss of $25,202 and a gain of $7,798,280 on the sale of Vyleesi. The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Gain on Purchase Commitment - Gain on purchase commitments were $416,000 for the three and nine months ended March 31, 2025 as a result of the completion of certain inventory production runs by Cosette.

Other Income (Expense) – For the three and nine months ended, March 31, 2025, total other income (expense), net was $1,757 and $111,634, respectively. For the three and nine months ended March 31, 2024, other income (expense) income was $782,648 and $(7,331,633), respectively. The decrease in other income (expense) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was driven primarily by the change in fair values of the warrant liability and foreign currency transaction gains.  The increase in other income (expense), net for the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily driven by the an increase in the change in fair value of warrant liabilities and offering expenses.

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

During the nine months ended March 31, 2025, net cash used in operating activities was $17,217,595 compared to $24,988,985 for the nine months ended March 31, 2024. The decrease was primarily related to a decrease in net loss during the period and working capital changes.

During the nine months ended March 31, 2025, net cash provided by investing activities was $2,500,000, which consisted of proceeds from the sale of Vyleesi. During the nine months ended March 31, 2024, net cash provided by investing activities was $12,455,275, which consisted of $9,500,000 of proceeds from the sale of Vyleesi and $2,992,890 proceeds from the maturity of marketable securities, offset by $37,615 used for the purchase of property and equipment.

During the nine months ended March 31, 2025, net cash provided by financing activities was $7,710,261, which consisted of $3,398,237 of proceeds from the exercise of warrants and 4,457,520 from the sale of common stock, offset by $99,482 for payment of withholding taxes related to restricted stock units and $46,014 for payment of finance lease obligations. During the nine months ended March 31, 2024, net cash provided by financing activities was $14,558,216, which consisted of proceeds from the sale of common stock of $14,693,779, proceeds from the exercise of warrants of $103, offset by $56,401 for payment of withholding taxes related to restricted stock units and $79,265 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to advance our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2025, our cash and cash equivalents were $2,520,062, and our current liabilities were $10,048,349.

Current liabilities include short-term lease obligations in an aggregate amount of $194,972 and inventory purchase commitments in an aggregate amount of $1,576,350. Our long-term obligations consist of $67,248 in long-term lease liabilities.

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

As a result of our sale of worldwide rights to Vyleesi pursuant to the Purchase Agreement, we currently do not have a recurring source of revenue. Based on our available cash and cash equivalents as of March 31, 2025, the Company has concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable the Company to fund its operations into the second half of the calendar year 2025.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, current economic conditions (including current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession) may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2025 and beyond.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. On February 13, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint names the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages and the award of warrants allegedly due under the parties’ agreement. The breach of contract claims each relate to the engagement agreement entered into by the Company and Wainwright on or about January 29, 2024. On March 20, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. The Company plans to vigorously defend against the lawsuit and the action will proceed next to the discovery stage and for further proceedings.

We are not currently a party to any other claim or legal proceeding.

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

We have been suspended from the NYSE American and are currently not in compliance with the continued listing standards of the NYSE American. Our failure to resume compliance with the continued listing standards or make continued progress toward compliance consistent with a plan of compliance that we submitted to NYSE Regulation may result in the delisting of our common stock.

Previously, we received written notification from the NYSE American that we are not in compliance with Section 1003(a)(i) and (ii) of the NYSE American Company Guide (the “Company Guide”). The Company submitted a plan to regain compliance, which was accepted by the NYSE American on December 13, 2023, and was granted a plan period through April 10, 2025, to regain compliance with the foregoing continued listing standards. On October 4, 2024, the Company received written notification from the NYSE American that the Company is not in compliance with Section 1003(a)(iii) of the Company Guide. The Company was not required to submit an additional plan of compliance in response to the additional deficiency identified by the NYSE American but had to regain compliance with Section 1003(a)(iii) of the Company Guide during the plan period under the accepted plan.

On April 10, 2025, the Company received written notification from the NYSE American stating that the NYSE Regulation determined to commence proceedings to delist the Company’s common stock from NYSE American. NYSE Regulation has determined the Company is no longer suitable for listing pursuant to Section 1009(a) of the Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii) and (iii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on April 10, 2025. On April 14, 2025, the Company appealed the NYSE Regulation’s decision, and on April 15, 2025, the Company requested a hearing with the office of the General Counsel of the NYSE American.

On May 7, 2025, the Company received notice from NYSE Regulation that it had suspended trading of the Company’s common stock on the NYSE American LLC stock exchange (“NYSE American”) and determined to commence proceedings to delist the Company’s common stock from the NYSE American as a result of its determination that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock. Trading of the Company’s common stock on the NYSE American was suspended on May 7, 2025 and began trading on the OTC Pink Market on May 8, 2025.The Company has a right to a review of NYSE Regulation’s determination to delist the Company’s common stock by the Listings Qualifications Panel of the Committee for Review of the Board of Directors of the Exchange. The Company is currently assessing the viability of such an appeal.

Because our common stock has been suspended from the NYSE American and is now listed on the Pink Market of the OTC Markets Group under the trading symbol “PTNT”, we could face significant material adverse consequences, including:

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

Such a delisting may also have a negative effect on the price of our common stock and may impair our investors’ ability to sell or purchase our common stock when investors wish to do so.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Shares of our common stock were considered to be covered securities because they were listed on the NYSE American. Because our common stock is no longer listed on the NYSE American, our common stock would not be deemed covered securities and we are subject to regulation in each state in which we offer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended March 31, 2025, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K

Item 6.  Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543

3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543

3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543

4.1	Form of Pre-Funded Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

4.2	Form of Series E Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

10.1	Placement Agency Agreement, dated February 6, 2025, between A.G.P./Alliance Global Partners, Laidlaw & Company (UK) Ltd., and Palatin Technologies, Inc.		8-K	February 10, 2025	001-15543

10.2	Form of Securities Purchase Agreement, dated February 6, 2025, by and between the Company and the Purchasers named therein.		8-K	February 10, 2025	001-15543

10.3	Sales Agreement, dated as of February 11, 2025, by and between Palatin Technologies, Inc. and A.G.P./Alliance Global Partners.		8-K	February 12, 2025	001-15543

31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 14, 2025	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 14, 2025	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

