Form 10-K
period 2025-06-30
PALATIN TECHNOLOGIES INC
filed 2025-09-23
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Carnegie Center Drive, Suite 300 Princeton, New Jersey	08852
(Address of principal executive offices)	(Zip Code)

(609) 495‑2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	PTN[1]	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2024): $25,548,549

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 19, 2025): 973,291

_________________________

1 Palatin Technologies, Inc. (the “Company”) has received a notice from the NYSE American LLC (“NYSE American”) stating that the NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s Common Stock. NYSE American commenced delisting proceedings in connection with the foregoing determination, and trading the Company’s common stock was suspended on May 7, 2025. The Company’s common stock is currently traded on the OTCQB® Venture Market under the symbol “PTNT”

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

In this Annual Report on Form 10-K (this “Annual Report”) references to “we,” “our,” “us,” the “Company” or “Palatin” means Palatin Technologies, Inc. and its subsidiary.

Statements in this Annual Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, the following are forward-looking statements:

•	our significant operating losses since our inception and our need to obtain additional financing has caused management to determine there is substantial doubt regarding our ability to continue as a going concern;

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	whether Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin patent applications to first-in-class melanocortin receptor-targeted peptides developed by Palatin, will be able to successfully develop a product for the treatment of retinal diseases, including diabetic retinopathy;

•	whether Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired our Vyleesi® (the trade name for bremelanotide for treatment of hyperactive sexual desire disorder in premenopausal women) product in December 2023, will have sufficient sales to generate significant milestone payments under our purchase agreement with Cosette;

•	the results of clinical trials and the timing of regulatory submissions with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024 and reported positive topline date in the first quarter of calendar year 2025; a novel once-weekly melanocortin receptor-4 (“MC4R”) peptide agonist for obesity indications, with an Investigational New Drug (“IND”) filing projected in the first quarter of calendar year 2026; PL7737, an oral small molecule MC4R agonist, with an IND filing projected in the first quarter of calendar year 2026; PL9643, an MCR agonist for dry eye disease, which successfully completed a Phase 3 clinical trial with a second Phase 3 clinical trial targeted for the first half of calendar year 2026; PL8177, an oral peptide formulation for treatment of ulcerative colitis, which reported positive topline data in a Phase 2 clinical trial proof-of-concept trial in the first quarter of 2025; and an MC4R agonist for diabetic nephropathy, which reported positive topline date in the fourth quarter of 2024;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

i

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange and to have trading on the NYSE American stock exchange reinstated.

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

Trademarks and Trade Names

Palatin Technologies® is a registered trademark of Palatin Technologies, Inc., and Palatin™ and the Palatin logo are trademarks of Palatin Technologies, Inc. Other trademarks referred to in this report are the property of their respective owners.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, financial condition, operating results, cash flows or stock price. Discussion of the risks listed below, and other risks that we face, are discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report.

ii

Risks Related to Our Financial Results and Need for Financing

•	Our management has determined that there is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

•	We have a history of substantial net losses, including a net loss of $17.3 million for the year ended June 30, 2025, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

•	We will need additional funding, including funding to complete clinical trials for our product candidates, which additional funding may not be available on acceptable terms, if at all.

•	We have a limited operating history upon which to base an investment decision.

•	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

Risks Related to Our Business, Strategy, and Industry

•	Our product candidates, including a novel once-weekly peptide agonist, PL7737 oral small molecule MCR agonist, PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

•	If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

•	Even if our product candidates receive regulatory approval in the United States, they may never achieve market acceptance in the United States or approval outside the United States, in which case our business, financial condition and results of operations will be materially adversely affected.

•	If side effects emerge that can be linked to any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

Risks Related to Government Regulation

•	Both before and after marketing approval, our product candidates are subject to ongoing regulatory requirements and, if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions and the sale of any approved commercial products could be suspended.

Risks Related to the Ownership of Our Common Stock

•	Our stock price is volatile and may fluctuate in a way that is disproportionate to our operating performance and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit.

•	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

•	As of September 19, 2025, there were 838,142 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

iii

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

Our product development activities focus primarily on use of MC4R agonists for treatment of obesity. The Company is developing MC4R peptides and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

We are also developing, dependent on resources for development activities, MC1R agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing, dependent on resources for development activities, peptides and small molecules that are active at more than one melanocortin receptor, with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

In the first quarter of calendar year 2025, we reported positive topline data in a Phase 2 clinical study for the treatment of obesity with co-administration of the melanocortin agonist bremelanotide with tirzepatide, a GLP-1 (glucagon-like peptide-1) agonist.

Our new product development strategy focuses on development of MC4R selective agonists with improved pharmacokinetic properties. This includes a modified MC4R peptide with an extended drug residency time and minimal blood pressure effects and a MC4R selective oral small molecule.

Activities in inflammation disease indications focus primarily on development of MCR peptides for ocular conditions, and in the gut and kidney. Utilizing peptides which are agonists at MC1R, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease (also known as keratoconjunctivitis sicca), uveitis, diabetic retinopathy, and inflammatory bowel disease. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions through development, approval and commercialization.

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

Our program for treatment of retinal diseases and glaucoma culminated in an agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which acquired certain Palatin patent applications to first-in-class melanocortin receptor-targeted peptides developed by Palatin in August 2025. We retain rights to PL9643, which has successfully completed a first Phase 3 clinical trial for dry eye disease.

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

Melanocortin Receptor Programs

Our Current Product Development Strategy. Our product development activities focus primarily on use of MC4R agonists for treatment of obesity. The Company is developing MC4R peptides and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

We are also developing, dependent on resources for development activities, MC1R agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing, dependent on resources for development activities, peptides and small molecules that are active at more than one melanocortin receptor, with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

We design and develop potent and highly selective MC1R agonist peptides and agonist peptides specific for more than one melanocortin receptor for treatment of a variety of inflammatory and autoimmune indications. We believe that our agonist peptides regulate certain inflammatory cytokines, and modulate the activities of immune cells, such as monocytes and T cells, to reduce immune response, and may utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

Oral Small Molecule PL7737 MC4R Agonist. We are advancing Investigational New Drug (“IND”) enabling activities for a novel MC4R selective long-acting agonist later this year, and plan to file an IND in the first quarter of calendar year 2026.

Long-acting Peptide MC4R Agonists. We are advancing lead compound selection activities with a plan to initiate Investigational New Drug (“IND”) enabling activities for a novel MC4R selective long-acting agonist later this year, and plan to file an IND in the first quarter of calendar year 2026.

Bremelanotide Co-administration with Tirzepatide (a GLP-1 agonist) to Treat Obesity. In August 2024, we initiated patient dosing for a clinical trial to investigate the safety, tolerability and effectiveness of co-administration of bremelanotide with tirzepatide in treatment of obesity. Prior clinical studies have demonstrated the role of bremelanotide in the regulation of energy storage and food intake, resulting in weight loss. Full patient enrollment in this Phase 2 trial was completed in calendar year 2024, with topline data readout in the first quarter of calendar year 2025.

Bremelanotide Co-formulated with a PDE5i for the Treatment of ED in Patients Not Adequately Responsive to PDE5i Monotherapy. Prior clinical studies by Palatin have demonstrated the synergistic effects of combining bremelanotide with a PDE5i drug as a treatment for ED.

PL9643 for Dry Eye Disease and Anti-Inflammatory Ocular Indications. PL9643, a peptide melanocortin agonist active at multiple melanocortin receptors, including MC1R and MC5R, is our lead clinical development candidate for anti-inflammatory ocular indications, including dry eye disease, which is also known as keratoconjunctivitis sicca. Dry eye disease is a syndrome with symptoms including irritation, redness, discharge and blurred vision. It may result from an autoimmune disease such as Sjögren’s syndrome, an ocular lipid or mucin deficiency, blink disorders, abnormal corneal sensitivity, or environmental factors. It is estimated to affect over 30 million people in the United States.

We have developed a PL9643 ophthalmic solution (topical eye drops) in a single use delivery device, and a Phase 3 pivotal clinical trial (“MELODY-1”) designed to support a New Drug Application (“NDA”) has been completed with positive top line results. PL9643 treatment demonstrated clinically meaningful (visual analog score reduction of >10 points from baseline) and statistically significant results for the co-primary symptom endpoint of pain (p<0.025) and multiple other symptom endpoints. PL9643 treatment for the co-primary sign endpoint and secondary sign endpoints demonstrated positive treatment effects over vehicle in the ITT population but did not achieve statistical significance. We concluded a positive Type C meeting with the FDA, confirming the acceptability of protocols and endpoints for signs and symptoms of PL9643 Phase 3 pivotal clinical trials for DED. The remaining Phase 3 clinical trial program consists of two Phase 3 studies, MELODY-2 and MELODY-3, and include sign and symptom endpoints in each study. Additional Phase 3 studies could start as early as the first half of calendar year 2026.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177, a selective MC1R agonist peptide, is our lead clinical development candidate for inflammatory bowel diseases, including ulcerative colitis. We have completed subcutaneous dosing of human subjects in a Phase 1 single and multiple ascending dose clinical safety study, and a human microdose pharmacokinetic study to evaluate a polymer-encapsulated, delayed-release, oral formulation of PL8177. Positive topline data was reported in the first quarter of calendar year 2025.

For ulcerative colitis and other inflammatory bowel diseases, we administer PL8177 in our oral formulation to deliver PL8177 to the interior wall of the diseased bowel. PL8177 activates MC1R present on the interior wall of the bowel in ulcerative colitis and other inflammatory bowel diseases. We believe that PL8177 activating MC1R in the bowel wall will maximize treatment effect while minimizing any systemic or off-target effects. Topline data in a Phase 2 study in ulcerative colitis using our polymer-encapsulated, delayed-release, oral formulation of PL8177 was reported in the first quarter of calendar year 2025. The Phase 2 study was a multi-center, randomized, double-blind, placebo-controlled, adaptive design, parallel group of PL8177 study, with once daily oral dosing in adult ulcerative colitis subjects. The study uses an adaptive design with an interim assessment by an independent drug monitoring committee after the initial 16 subjects have completed the 8-week evaluation visit.

Diabetic Nephropathy Proof-of-Concept Study. A Phase 2 proof-of-concept study was conducted for diabetic nephropathy, with topline results announced in the fourth quarter of calendar year 2024. Diabetic nephropathy, also called diabetic kidney disease, is the most common cause of end-stage renal disease in the United States and other developed countries. A melanocortin pan agonist is administered by subcutaneous injection to patients taking conventional renin-angiotensin-aldosterone system (“RAAS”) inhibitors.

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

Oral Small Molecule PL7737 MC4R Agonist and Long-acting Peptide MC4R Agonists to Treat Obesity and Metabolic-Related Disorders, Rare MC4R Pathway Diseases, Such as Hypothalamic Obesity, and Orphan Indications. A large number of companies are developing products and therapies to combat obesity and diabetes, including Novo Nordisk, Sanofi, Merck, Eli Lilly, Roche, Pfizer, Regeneron and Altimmune. The recent extensive use of both Food and Drug Administration-approved and compounded versions of GLP-1 receptor agonist drug products, such as Wegovy and Ozempic (semaglutide) for the treatment of obesity, has significantly increased the competition in the obesity market. There are other melanocortin agonists marketed in the United States, including Imcivree®, the melanocortin agonist setmelanotide, marketed by Rhythm Pharmaceuticals and which is indicated for chronic weight management in adult and pediatric patients 6 years of age and older with monogenic or syndromic obesity, and a number of compounds under development for various obesity related treatments, including Rhythm Pharmaceuticals’ Bivamelagon, in Phase 2 clinical trials for hypothalamic obesity. Many of our competitors and potential competitors have substantially greater financial, technological, research and development, marketing and personnel resources than we do. We cannot, with any accuracy, forecast when or if these companies are likely to bring their products and therapies to market in competition with those that we are pursuing.

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

We have filed patent applications under the Patent Cooperation Treaty claiming PL9643 and other peptides in development for ocular and inflammatory disease indications and have entered national stage prosecution in the United States, European Patent Office, Eurasian Patent Office, and broadly throughout the world. On August 14, 2025, we assigned this patent to Boehringer Ingelheim an irrevocable, royalty-free license for PL9643. If one or more patents are granted, the patents will have a presumptive term until 2041. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

We have additional issued United States patents on melanocortin receptor specific peptides and small molecules, including patents on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications.

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

The FDA may deny or delay approval of an NDA that does not meet applicable regulatory criteria. For example, the FDA may determine that the preclinical or clinical data or the manufacturing information does not adequately establish the safety and efficacy of the drug. The FDA has substantial discretion in the approval process and may disagree with an applicant’s interpretation of the data submitted in its NDA. The FDA can request additional information, seek clarification regarding information already provided in the submission or ask that new additional clinical trials be conducted, all of which can delay approval. Similar types of regulatory processes will be encountered as efforts are made to market any drug internationally. We will be required to ensure product performance and manufacturing processes from one country to another.

Even if the FDA approves a product, it may limit the approved uses for the product as described in the product labeling, require that contraindications, warning statements or precautions be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing or dispensing in the form of a Risk Evaluation and Mitigation Strategy (“REMS”), or otherwise limit the scope of any approval or limit labeling. Once it approves an NDA, the FDA may revoke or suspend the product approval if compliance with postmarketing regulatory commitments is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require postmarketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these postmarketing studies. The FDA and other government agencies have broad postmarket regulatory and enforcement powers, including the ability to levy civil and criminal penalties, suspend or delay issuance of approvals, seize or recall products and revoke approvals.

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

The ANDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book. Specifically, the applicant must certify either that: (1) the required patent information has not been filed (a Paragraph I Certification); (2) the listed patent has expired (a Paragraph II Certification); (3) the listed patent has not expired, but will expire on a particular date and the generic approval is being sought only after patent expiration (a Paragraph III Certification); or (4) the listed patent is invalid, unenforceable, or will not be infringed by the proposed generic product (a Paragraph IV Certification). In certain circumstances, the ANDA applicant may also elect to submit a “section (viii)” statement instead of a Paragraph IV Certification, certifying that its proposed ANDA label does not contain (or carves out) any language regarding the patented method-of-use rather than certify to a listed method-of-use patent. If the application contains only Paragraph I or Paragraph II Certifications, the ANDA may be approved as soon as FDA completes its review and concludes that all approval requirements have been met. If the ANDA contains one or more Paragraph III Certifications, the ANDA cannot be approved until each listed patent for which a Paragraph III Certification was filed have expired.

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

Certain changes to an NDA drug, such as the addition of a new indication to the package insert, for which new clinical trials, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the change, can be eligible for a three-year period of exclusivity during which the FDA cannot approve an ANDA for a generic drug that includes the change. An ANDA that contains a section (viii) statement to a method of use patent may be approved with labeling that omits the patented use before the use patent expires. Generic drugs approved with such a labeling carve-out may be substituted by pharmacists for the original branded drug before the method of use patent expires.

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

Third-Party Reimbursements

Successful sales of our proposed products in the United States and other countries depend, in large part, on the availability of adequate reimbursement from third-party payers, such as governmental entities, managed care organizations, health maintenance organizations (“HMOs”), and private insurance plans. Reimbursement by a third-party payer depends on a number of factors, including the payer’s determination that the product has been approved by the FDA for the indication for which the claim is being made, that it is neither experimental nor investigational, and that the use of the product is safe and efficacious, medically necessary, appropriate for the specific patient and cost effective.

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

Our MC1R and MCR agonist product candidates are synthetic peptides. We have had a contract manufacturer make both the PL8177 and PL9643 peptides in suitable scale for toxicity studies and under GMP for clinical trial use. The PL8177 drug product oral formulation for ulcerative colitis has been manufactured for clinical trial use. While the production process for making peptide active pharmaceutical ingredient involves well-established technology, there are a limited number of manufacturers capable of scaling up to commercial quantities under GMP at acceptable costs. Additionally, scaling up to commercial quantities may involve production, purification, formulation and other problems not present in the scale of manufacturing done to date. Manufacturing drug products, such as the oral formulation of PL8177, similarly may involve production, formulation and other problems not present in manufacturing at clinical trial or laboratory scale.

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

Compliance with Environmental Laws

We are subject to comprehensive federal, state and local environmental laws and regulations that govern, among other things, air polluting emissions, waste water discharges, solid and hazardous waste disposal, and the remediation of contamination associated with current or past generation handling and disposal activities, including the past practices of corporations as to which we are the legal successor or in possession.

Our operations are focused on research and development of pharmaceutical products, and a significant portion of this research and development is conducted outside our facilities, including by outsourced contract research organizations or universities conduct research and studies at multiple sites. We do not expect that compliance with such environmental laws will have a material effect on our capital expenditures, earnings, or competitive position in the foreseeable future. There can be no assurance, however, that future changes in environmental laws or regulations, administrative actions or enforcement actions, or remediation obligations arising under environmental laws will not have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

As of September 19, 2025, we employed 29 people full-time, of whom 20 are engaged in research and development activities and 9 are engaged in administration and management, and did not have any part-time employees. While we have been successful in attracting skilled and experienced scientific personnel, competition for personnel in our industry is intense. None of our employees are covered by a collective bargaining agreement. All of our employees have executed confidentiality and intellectual property agreements. We consider relations with our employees to be good.

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

Corporate Information

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices are located at 103 Carnegie Center, Suite 300, Princeton, New Jersey 08540 and our telephone number is (609) 495-2200. Our mailing address is 11 Deer Park Drive, Suite 204, Monmouth Junction, New Jersey 08852, which is our research laboratory. We maintain an Internet site at www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Annual Report. The reference to our website is an inactive textual reference only.

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

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2025. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $17.3 million for the year ended June 30, 2025. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2025, we had an accumulated deficit of $459.1 million. We had $17.3 million in net loss for the year ended June 30, 2025, compared to $29.7 million in net loss for the year ended June 30, 2024. We may not achieve or sustain profitability in future years, depending on numerous factors, including whether and when development and product commercialization milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

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

On August 14, 2025, we entered into a Research Collaboration, License and Patent Assignment Agreement (the “Agreement”) with Boehringer Ingelheim to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides developed by Palatin for the treatment of retinal diseases, including diabetic retinopathy. Under the terms of the Agreement, Palatin assigned certain patent rights to Boehringer Ingelheim, and Palatin will conduct collaborative research with Boehringer Ingelheim at Boehringer Ingelheim’s expense focused on development during a two-year period, which Boehringer Ingelheim has the right to extend by up to 6 months. Under the terms of the Agreement, Palatin received an upfront payment of €2.0 million ($2.3 million USD), and will receive up to €18.0 million ($21.2 million USD) in near-term research milestone payments, and up to €260 million ($307.0 million USD) in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of Products. The royalty payments are subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term, unless earlier terminated. Boehringer Ingelheim has the right to terminate the Agreement for any reason after a specified notice period. Each party has the right to terminate the Agreement on account of the other party’s bankruptcy or material, uncured breach.

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

We intend to focus future efforts on our bremelanotide combination products MC1R product candidates, primarily for ocular indications. As of June 30, 2025, we had cash and cash equivalents of $2.6 million, with current liabilities of $8.0 million. Based on our available cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC1R product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

In December 2023 we sold Vyleesi to Cosette under a purchase agreement providing for contingent, sales-based milestone payments of up to $159 million. We do not know whether or to what extent Cosette will meet milestone payment benchmarks. Our near-term prospects, including our ability to finance our company and generate revenue, will be impacted by the successful commercialization of Vyleesi for HSDD by Cosette, as well as preclinical and clinical results with our future product candidates. The clinical and commercial success of Vyleesi by Cosette and our product candidates will depend on a number of factors, including the following:

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

If we fail to satisfy any one of these prerequisites to our commercial success, many of which are beyond our control, in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates. Accordingly, we cannot assure investors that we will be able to generate sufficient revenue through the sale of any future product candidate to continue our business. In addition to preventing us from executing our current business plan, any delays in our clinical trials or inability to successfully commercialize our products, could impair our reputation in the industry and the investment community and could hinder our ability to fulfill our existing contractual commitments. As a result, our share price would likely decline significantly, and we would have difficulty raising necessary capital for future projects.

The commercial success of peptides assigned to Boehringer Ingelheim is a component of our corporate strategy, but we may not receive significant milestone payments under our agreement with Boehringer Ingelheim.

In August 2025, we entered into a Research Collaboration, License and Patent Assignment Agreement with Boehringer Ingelheim to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides developed by Palatin for the treatment of retinal diseases, including diabetic retinopathy. Under the terms of the Agreement, Palatin assigned certain patent rights to Boehringer Ingelheim (the “Assigned Patents”), and Palatin will conduct collaborative research with Boehringer Ingelheim at Boehringer Ingelheim’s expense, focused on development during a two-year period, which Boehringer Ingelheim has the right to extend by up to 6 months. Under the terms of the agreement, Palatin received an upfront payment of €2.0 million ($2.3 million USD) and will receive, up to €18.0 million ($21.2 million USD) in near-term research milestone payments, and up to €260 million ($307.0 million USD) in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of Products. The royalty payments are subject to reduction due to patent expiration, generic competition and payments made under certain licenses for third-party intellectual property. The Agreement will continue, on a product-by-product and country-by-country basis, until the expiration of the applicable royalty term, unless earlier terminated. Boehringer Ingelheim has the right to terminate the Agreement for any reason after a specified notice period. Each party has the right to terminate the Agreement on account of the other party’s bankruptcy or material, uncured breach.

The clinical and commercial success of drug products by Boehringer Ingelheim will depend on a number of factors, including the following:

•	timely completion of, or need to conduct additional clinical trials and studies, for our product candidates, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the accurate and satisfactory performance of third-party contractors;

•	the ability to demonstrate to the satisfaction of the FDA or other regulatory agencies the safety and efficacy of future product candidates through clinical trials;

•	Boehringer Ingelheim’s ability to successfully manufacture product candidates;

•	the prevalence and severity of adverse events experienced with product candidates, approved products or any future product candidates;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments; and

•	the ability to manufacture clinical trial supplies of any future product candidates and to develop, validate and maintain a commercially viable manufacturing process that is compliant with current GMP.

If Boehringer Ingelheim fails to satisfy any one of these prerequisites for commercial success, we could experience significant delays or may not receive any royalties and milestone payments.

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

Our product candidates including our combination products for treatment of obesity and ED and our new products for treatment of obesity, as well as PL9643 for dry eye disease and PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

Our product candidates, including the combination products bremelanotide and a PDE5i agent and bremelanotide and tirzepatide or another GLP-1 agonist, an extended half-life peptide for treatment of obesity, an orally available small molecule for treatment of obesity, PL9643 for dry eye disease, and PL8177 for the treatment of ulcerative colitis, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in the preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

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

Even if our product candidates receive regulatory approval, they may never achieve market acceptance, in which case our business, financial condition and results of operations will be materially adversely affected.

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

If we identify side effects or if other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, or if the incidence of side effects increase or other problems are observed with Vyleesi, a number of potentially significant negative consequences could result, including:

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

If any of our product candidates are approved by the FDA or other regulatory authorities, we must enter into agreements with third parties to market these product candidates or develop marketing, distribution and selling capacity and expertise, which will be costly and time-consuming, or enter into agreements with other companies to provide these capabilities. We may not be able to enter into suitable agreements on acceptable terms, if at all. Engaging a third party to perform these services could delay the commercialization of any of our product candidates, if approved for commercial sale. If we are unable to establish adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenue, and our business would suffer. In addition, if we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues are likely to be lower than if we could market and sell any products that we develop ourselves.

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

Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, that could result in a material disruption of our product development programs.

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

As we begin commercializing any of our products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or services for which payment may be made under a federal health care program such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

•	HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology and Clinical Health Act, and its implementing regulations, which impose certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

•	The federal physician sunshine requirements under the Affordable Care Act, which require manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenges under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the Affordable Care Act, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. Moreover, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

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

Changes in the regulatory approval policy during the development period, changes in or the enactment of additional regulations or statutes, or changes in the regulatory review for each submitted product application may cause delays in the approval or rejection of an application. Even if the FDA approves a product candidate, the approval may impose significant restrictions on the indicated uses, conditions for use, labeling, advertising, promotion, marketing and/or production of such product, and may impose ongoing requirements for post-approval studies, including additional research and development and clinical trials. The approval may also impose REMS on a product if the FDA believes there is a reason to monitor the safety of the drug in the marketplace. REMS may include requirements for additional training for health care professionals, safety communication efforts and limits on channels of distribution, among other things. The sponsor would be required to evaluate and monitor the various REMS activities and adjust them if needed. The FDA also may impose various civil or criminal sanctions for failure to comply with regulatory requirements, including withdrawal of product approval.

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

Outside the United States, our ability to market our product candidates will also depend on receiving marketing authorizations from the appropriate regulatory authorities. The foreign regulatory approval process generally includes all of the risks associated with FDA approval described above. The requirements governing the conduct of clinical trials and marketing authorization vary widely from country to country. At present, foreign marketing authorizations are applied for at a national level, although within the European Community (“EC”), registration procedures are available to companies wishing to market a product to more than one EC member state. If the regulatory authority is satisfied that adequate evidence of safety, quality and efficacy has been presented, a marketing authorization will be granted. If we do not obtain, or experience difficulties in obtaining, such marketing authorizations, our business, financial condition and results of operations may be materially adversely affected.

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

In the U.S., there have been several recent congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of drugs under Medicare, and reform government program reimbursement methodologies for drug products. For example, at the federal level, during both the former and current Trump administration there were multiple executive orders issued, initiatives implemented and calls for legislation from Congress to reduce drug prices, increase competition and reduce out of pocket costs of drugs for patients. In addition, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Moreover, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs.

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

If our products, methods, processes, and other technologies infringe the proprietary rights of other parties we could incur substantial costs and we may have to:

•	obtain licenses, which may not be available on commercially reasonable terms, if at all;

•	redesign our products or processes to avoid infringement;

•	stop using the subject matter claimed in the patents held by others;

•	pay damages; or

•	defend litigation or administrative proceedings, which may be costly, whether we win or lose, and which could result in a substantial diversion of our management resources.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

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

As a result of patent infringement claims, or to avoid potential claims, we may choose or be required to seek licenses from third parties. These licenses may not be available on acceptable terms, or at all. Even if we are able to obtain a license, the license would likely obligate us to pay license fees, royalties or both, and the rights granted to us might be nonexclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms, if at all.

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

Filing, prosecuting, and defending patents for product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

For the 12-month period ended June 30, 2025, the price of our stock has been volatile, ranging from a high of $99.00 per share to a low of $2.00 per share. In addition, the stock market in general, and the market for biotechnology companies in particular, has experienced extreme price and volume fluctuations that may have been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, this could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short-form registration statements, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

Holders of our Series A Preferred Stock and Series D Preferred Stock may have interests different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of September 19, 2025, there are 4,030 shares of Series A Preferred Stock outstanding, convertible into an aggregate of 278 shares of common stock, and 3,400 shares of Series D Preferred Stock outstanding, convertible into an aggregate of 61,816 shares of common stock. Each share of Series A Preferred Stock and Series D Preferred Stock is convertible into common stock at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock and Series D Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 19, 2025, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

As of September 19, 2025, there were 838,142 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 19, 2025, 202 holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

•	78 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;

•	61,816 shares issuable on the conversion of our immediately convertible Series D Preferred Stock, subject to adjustment, for no further consideration;

•	44,233 shares issuable upon exercise of stock options with a weighted-average exercise price of $305.92 per share;

•	12,570 shares issuable under restricted stock units which will vest on dates between June 24, 2026 and June 4, 2028, subject to the fulfillment of service or performance conditions;

•	9,980 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery;

•	1,333 shares of common stock issuable upon exercise of warrants at an exercise price of $625.00 per share, which expire on May 11, 2026;

•	37,712 shares of common stock issuable upon exercise of Series B warrants at an exercise price of $94.00 per share. 5,228 Series B warrants expire on June 24, 2024 and 32,484 Series B warrants expire on July 25, 2030, the five-year anniversary from the date of stockholder approval;

•	36,630 shares of common stock issuable upon exercise of common warrants at an exercise price of $273.00 per share, which expire on February 1, 2028;

•	1,831 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s February 1, 2024 offering, with an exercise price of $341.25 per share, which expire on February 1, 2028;

•	1,818 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s October 2022 offering, with an exercise price of $343.75 per share, which expire on of October 31, 2027;

•	78,153 shares of common stock issuable upon exercise of Series C warrants issued in the Company’s December 2024 Offering, with an exercise price of $43.75 per share, which expire on December 17, 2029;

•	2,358 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the October 2023 Offering, with an exercise price of $132.50 per share, which expire on October 20, 2028;

•	39,076 shares of common stock issuable upon exercise of Series D warrants issued in the Company’s December 2024 Offering, with an exercise price of $43.75 per share, which expire on July 25, 2030, the five-year anniversary from the date of stockholder approval;

•	93,760 shares of common stock issuable upon exercise of Series E warrants issued in the Company’s February 2025 Offering, with an exercise price of $50.00 per share, which expire on August 12, 2030;

•	146,479 shares of common stock issuable upon exercise of Series F warrants issued in the Company’s May 2025 Offering, with an exercise price of $15.00 per share, which expire on May 8, 2030;

•	102,720 shares of common stock issuable upon exercise of Series G warrants issued in the Company’s May 2025 Offering, with an exercise price of $7.50 per share, which expire on the earlier of the 31st calendar day following the date the Company receives the U.S. Food and Drug Administration acceptance of the Company’s investigational new drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule), provided that, if such date is not a trading day, the termination date shall be immediately following the trading day or May 8, 2027;

•	43,759 shares of common stock issuable upon exercise of Series H warrants, which are only issued upon exercise of Series G warrants, with an exercise price of $11.25 per share, which expire 24 months from the date of issuance;

•	123,636 shares of common stock issuable upon exercise of Series I warrants issued in the Company’s June 2025 Series D Convertible Preferred Stock Offering, with an exercise price of $5.50 per share, which expire on July 25, 2030, the five-year anniversary from the date of stockholder approval; and

•	65,433 shares of common stock available for future issuance under our 2011 Stock Incentive Plan.

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

Our common stock has been suspended from trading on the NYSE American. If we fail to regain compliance with the NYSE American listing standards, our common stock may be delisted from the NYSE American.

On May 7, 2025, Palatin received notice from the NYSE Regulation that it had suspended trading of our common stock and determined to commence proceedings to delist our common stock from the NYSE American as a result of its determination that we are no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of our common stock. On July 7, 2025, Palatin received notice from NYSE American LLC (“NYSE American” or the “Exchange”) stating that a Listing Qualifications Panel (the “Panel”) of the Exchange’s Committee for Review (the “Committee for Review”) had unanimously determined to affirm the decision of the staff of NYSE American to initiate delisting proceedings of our common stock. Palatin has exercised its right to have the full Committee for Review reconsider the Panel’s decision and is actively working to resolve the NYSE American listing deficiencies prior to the appeal hearing before the full Committee for Review, which is expected to take place in late September 2025. However, there can be no assurance that we will be able to timely resolve the NYSE American listing deficiencies

Because our common stock has been suspended from trading on the NYSE American exchange, we face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our common shares are considered to be covered securities because they are listed on the NYSE American. If we were to be delisted from the NYSE American, ,our common stock will not be deemed to be covered securities, and we will be subject to regulation in each state in which we offer our securities.

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

Item 2. Properties

Our corporate offices are located at 103 Carnegie Center Drive, Suite 300, Princeton, New Jersey, where we have office and coworking space under an agreement that expires in January 2026, subject to automatic renewal provisions. We also lease approximately 3,600 square feet of laboratory space in Monmouth Junction, the Township of South Brunswick, New Jersey under a lease that expires in October 2026. We believe our present facilities are adequate for our current needs. The corporate offices include private offices, meeting rooms and workspaces for executive officers and administrative personnel, with research and development personnel stationed at the laboratory facility. We do not own any real property.

Item 3. Legal Proceedings

We are involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business, including a complaint filed in the Supreme Court of the State of New York, County of New York, on February 13, 2025, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint names the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages and the award of warrants allegedly due under the parties’ agreement. The breach of contract claims each relate to the engagement agreement entered into by the Company and Wainwright on or about January 29, 2024. On March 20, 2025, we filed our answer in response to the complaint, in which we denied all liability and asserted several affirmative defenses. We plan to vigorously defend against the lawsuit and the action will proceed next to the discovery stage and for further proceedings.

As of the date of this filing, we are not aware that we are a party to any pending or threatened legal proceeding or proceeding by a governmental authority.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on NYSE American under the symbol “PTN” from December 21, 1999 to May 8, 2025, and since May 8, 2025 has traded on the OTCQB® Venture Market operated by OTC Markets Group, Inc. under the symbol “PTNT”. Since August 8, 2025, when the reverse stock split of our shares at a ratio of 1-for-50 was effective, our shares have traded under the symbol “PTNTD”, which continued for 20 trading dates, ending on September 10, 2025. Over-the-counter market quotations or prices represent inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

On September 19, 2025 we had approximately 50 record holders of common stock and the closing sales price of our common stock as reported on the OTCQB was $8.64 per share. The aggregate market value of the common and non-voting common equity held by non-affiliates on such date, computed by reference to the closing sales price of our common stock on that date, was $8,346,059

Issuer purchases of equity securities. In certain instances we provide our employees with the option to withhold shares to satisfy tax withholding amounts due from the employees upon the vesting of restricted stock units and stock options in connection with our 2011 Stock Incentive Plan. There were no shares withheld during the quarter ended June 30, 2025, at the direction of the employees as permitted under the 2011 Stock Incentive Plan, in order to pay the minimum amount of tax liability owed by the employee from the vesting of those units and options.

Dividends and dividend policy. We have never declared or paid any dividends. We currently intend to retain earnings, if any, for use in our business. We do not anticipate paying dividends in the foreseeable future.

Dividend restrictions. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 19, 2025, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock.

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

Our product development activities focus primarily on use of MC4R agonists for treatment of obesity. The Company is developing MC4R peptides and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

We are also developing, dependent on resources for development activities, MC1R agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing, dependent on resources for development activities, peptides and small molecules that are active at more than one melanocortin receptor, with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. This product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”) on December 19, 2023, and is still marketed by Cosette, with a release and settlement agreement on June 5, 2025

Critical Accounting Policies and Estimates

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

In accordance with ASC Topic 606, we recognize product revenue when our performance obligation is satisfied by transferring control of the product to a customer. Per our contracts with customers, control of the product is transferred upon the conveyance of title, which occurs when the product is sold to and received by a customer. Trade accounts receivable due to us from contracts with our customers are stated separately in the consolidated balance sheet, net of various allowances as described in the Trade Accounts Receivable policy in Note 2 - Summary of Significant Accounting Policies in the accompanying consolidated financial statements.

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

We recorded product revenues net of allowances for direct and indirect fees, discounts, co-pay assistance programs, estimated chargebacks, and rebates. Certain of these allowances represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these allowances on gross product sales for a reporting period. If any of our judgments made during a reporting period are not indicative or accurate estimates of our future experience, our results could be materially affected. Product sales are also subject to return rights, which have not been significant to date.

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

Results of Operations

Year Ended June 30, 2025 Compared to the Year Ended June 30, 2024:

Revenue – We did not recognize product revenue for the fiscal year ended June 30, 2025 (“fiscal 2025”). For the fiscal year ended June 30, 2024 (“fiscal 2024”) we recognized $4,490,090 of product revenue, net of allowances. The decrease in net revenue is a result of the sale of Vyleesi’s worldwide rights to Cosette during fiscal 2024.

Cost of Products Sold – We did not recognize cost of products sold for fiscal 2025. Cost of products sold was $97,637 for fiscal 2024. The decrease in cost of products sold is a result of the sale of Vyleesi’s worldwide rights to Cosette during fiscal 2024.

Research and Development – Total research and development expenses, including general research and development spending, were $14,898,494 for fiscal 2025 compared to $22,400,372 for fiscal 2024. The decrease is a result of lower spending on our MCR programs.

Research and development expenses related to our MCR programs and other preclinical programs were $8,548,616 for fiscal 2025, compared to $15,512,149 for fiscal 2024. The decrease is primarily related to a decrease in spending on our MCR programs.

The amounts of program spending above exclude general research and development spending, which were $6,349,878 for fiscal 2025, compared to $6,888,233 for fiscal 2024. The decrease in general research and development spending is primarily attributable to decreased compensation costs.

Cumulative spending from inception to June 30, 2024 was approximately $311,900,000 on our Vyleesi program and approximately $250,700,000 on all our other programs (which include PL8177, PL9643, other melanocortin receptor agonists and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist of costs related to Vyleesi in addition to compensation and related costs, were $7,809,345 for fiscal 2025, compared to $12,270,046 for fiscal 2024. The decrease is primarily attributable to $1,912,243 of selling expenses related to Vyleesi in fiscal 2024 and decreased compensation costs.

Gain on Purchase Commitment - Gain on purchase commitments was $2,117,900 for fiscal 2025 as a result of the Company amending the minimum purchase commitment that was previously reserved under the Catalent and Ypsomed agreements.

Gain on Sale of Vyleesi – For fiscal 2025, we recorded a gain of $3,130,000 on the sale of Vyleesi as a result of the settlement of sales-based milestone payments and certain purchase commitments. For fiscal 2024, we recorded a gain of $7,781,844 on the sale of Vyleesi. The gain represents the upfront purchase price of $9,500,000 less the cost of net assets transferred to the purchaser.

Other Income (Expense)– Total other income (expense), net was $152,590 for fiscal 2025 compared to ($7,239,992) for fiscal 2024. For fiscal 2025, we recognized investment income of $167,665 offset by foreign currency transaction losses of $50 and interest expense of $15,025. For fiscal 2024, we recognized an increase in the fair value of warrant liabilities of $6,962,562, offering expense of $696,912 and interest expense of $17,114 offset by investment income of $376,843 and unrealized foreign currency gain of $59,753.

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

During fiscal 2025, net cash used in operating activities was $21,306,637 compared to net cash used in operating activities of $31,461,441 in fiscal 2024. The decrease in cash used in operations in fiscal 2025 compared with fiscal 2024 was a result of a lower net loss in fiscal 2024 due to reduced program expenses and a gain on the sale of Vyleesi and a gain on purchase commitments.

During fiscal 2025, net cash provided by investing activities was $3,130,000 related to proceeds from the sale of Vyleesi. During fiscal 2024, net cash provided by investing activities was $12,450,364 which consisted of $9,500,000 related to proceeds from the sale of Vyleesi and $2,992,890 for the maturity of marketable securities offset by $42,526 used for the purchases of property and equipment.

During fiscal 2025, net cash provided by financing activities was $11,213,506 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs, of $7,960,765 and the exercise of outstanding warrants of $3,398,237 offset by payment of withholding taxes related to restricted stock units of $99,482, and payment of finance lease obligations of $46,014. During fiscal 2024, net cash provided by financing activities was $20,548,891 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs, of $14,666,042 and the exercise of outstanding warrants of $6,045,642 offset by payment of withholding taxes related to restricted stock units of $56,401, and payment of finance lease obligations of $106,392.

We had a net loss for fiscal 2025 of $17,307,349. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop our MCR product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2025, our cash, cash equivalents and marketable securities were $2,564,265 with current liabilities of $8,010,030.

Our obligations include aggregate lease obligations of $129,812 for the year ending June 30, 2026 and $33,969 for the year ending June 30, 2027.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1R and MC4R programs, and development of other portfolio products.

Based on our June 30, 2025, cash and cash equivalents and approximately $2,000,000 we received in September 2025 as a result of the Research Collaboration agreement with Boehringer Ingleheim, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued. We are evaluating strategies to obtain additional funding for future operations which include but are not limited to obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm our business, results of operations, and future prospects. If we are not able to secure adequate additional funding in future periods, we would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. We may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If we are unable to raise capital when needed or enter into a strategic transaction, then we may be required to cease operations, which could cause our stockholders to lose all or part of their investment. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the second half of calendar year 2025.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, uncertain economic conditions may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2025 and beyond.

On August 14, 2025, we entered into a Research Collaboration, License and Patent Assignment Boehringer Ingelheim to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides developed by the Company for the treatment of retinal diseases, including diabetic retinopathy.

Under the terms of the Agreement, we received an upfront payment of $2,300,000 (received September 2025) and may receive up to $21,200,000 in near-term research milestone payments and up to $307,000,000 in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of Products.

On September 22, 2025, we announced the achievement of a research milestone under its collaboration with Boehringer Ingelheim. This milestone triggers a payment to us of approximately $6,500,000 (expected to be received in October 2025).

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the fiscal years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania

September 23, 2025

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,564,265	$9,527,396
Other receivables	29,468	-
Prepaid expenses and other current assets	325,695	242,272
Total current assets	2,919,428	9,769,668

Property and equipment, net	129,444	388,361
Right-of-use assets - operating leases	161,166	527,321
Other assets	56,916	56,916
Total assets	$3,266,954	$10,742,266

LIABILITIES AND STOCKHOLDERS DEFICIENCY
Current liabilities:
Accounts payable	$6,998,806	$4,101,929
Accrued expenses	881,412	4,185,046
Short-term operating lease liabilities	129,812	380,542
Short-term finance lease liabilities	-	46,014
Other current liabilities	-	944,150
Total current liabilities	8,010,030	9,657,681

Long-term operating lease liabilities	33,969	163,782
Other long-term liabilities	-	1,032,300
Total liabilities	8,043,999	10,853,763

Commitments and contingencies (Note 10)

Stockholders deficiency:
Preferred stock of $0.01 par value authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of June 30, 2025: issued and outstanding 4,030 shares as of June 30, 2025 and June 30, 2024	40	40
Series D Convertible: authorized 3,400 shares as of June 30, 2025: issued and outstanding 3,400 shares as of June 30, 2025	34	-
Common stock of $0.01 par value authorized 300,000,000 shares:
issued and outstanding 929,597 shares as of June 30, 2025 and 358,532 shares as of June 30, 2024	9,296	3,585
Additional paid-in capital	454,287,484	441,651,428
Accumulated deficit	(459,073,899)	(441,766,550)
Total stockholders deficiency	(4,777,045)	(111,497)
Total liabilities and stockholders deficiency	$3,266,954	$10,742,266

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2025	2024
REVENUES
Product revenue, net	$-	$4,490,090

OPERATING EXPENSES
Cost of products sold	-	97,637
Research and development	14,898,494	22,400,372
Selling, general and administrative	7,809,345	12,270,046
Loss (Gain) on sale of Vyleesi	(3,130,000)	(7,781,844)
Gain on purchase commitment	(2,117,900)	-
Total operating expenses	17,459,939	26,986,211

Loss from operations	(17,459,939)	(22,496,121)

OTHER INCOME (EXPENSE)
Investment income	167,665	376,843
Foreign currency transaction (loss) gain	(50)	59,753
Interest expense	(15,025)	(17,114)
Offering expenses	-	(696,912)
Change in fair value of warrant liabilities	-	(6,962,562)
Total other income (expense), net	152,590	(7,239,992)

NET LOSS	$(17,307,349)	$(29,736,113)

Basic and diluted net loss per common share	$(32.15)	$(101.16)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	538,348	293,951

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders (Deficiency) Equity

							Stockholders' Equity
							Series A		Series D
							Convertible		Convertible
	Contigently	Redeemable Convertible Preferred Stock					Preferred		Preferred		Common		Additional
	redeemable	Series B		Series C		Escrowed	Stock		Stock		Stock		paid-in	Accumulated
	warrants	Shares	Amount	Shares	Amount	Proceeds	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	5,268	-	-	-	-	-	4,030	40	-	-	233,134	2,331	410,048,195	(412,030,437)	(1,979,871)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	1,967	20	1,872,678	-	1,872,698
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	-	-	-	(509)	(5)	(56,396)	-	(56,401)
Sale of common stock, net of costs	-	-	-	-	-	-	-	-	-	-	40,971	410	9,663,065	-	9,663,475
Conversion of liability classified warrants	-	-	-	-	-	-	-	-	-	-	-	-	11,423,203	-	11,423,203
Conversion of liability classified warrants upon warrant exercise	-	-	-	-	-	-	-	-	-	-	47,170	472	2,389,431	-	2,389,903
Warrant exercises	-	-	-	-	-	-			-	-	64,666	647	6,047,562	-	6,048,209
Shares held in abeyance	-	-	-	-	-	-			-	-	(28,866)	(289)	289	-	-
Reclassification of contingently redeemable warrants	(5,268)	-	-	-	-	-	-	-	-	-	-	-	263,400	-	263,400
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(29,736,113)	(29,736,113)
Balance June 30, 2024	-	-	-	-	-	-	4,030	$40	-	-	358,533	$3,585	$441,651,428	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	4,659	47	1,382,234	-	1,382,281
Withholding taxes related to restricted stock units	-	-	-	-	-	-	-	-	-	-	(1,094)	(11)	(99,471)	-	(99,482)
Sale of common stock, net of costs	-	-	-	-	-	-	-	-	3,400	34	460,480	4,605	7,956,126	-	7,960,765
Warrant exercises	-	-	-	-	-	-	-	-	-	-	78,154	782	3,397,455	-	3,398,237
Shares released from abeyance	-	-	-	-	-	-	-	-	-	-	28,866	289	(289)	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	(17,307,349)	(17,307,349)
Balance June 30, 2025	-	-	-	-	-	-	4,030	40	3,400	$34	929,597	9,296	454,287,484	(459,073,899)	(4,777,045)

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,307,349)	$(29,736,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	258,917	339,075
Decrease in right-of-use asset	366,155	348,780
Unrealized foreign currency transaction loss (gain)	50	(59,753)
Stock-based compensation	1,382,281	1,872,698
Change in fair value of liability classified warrants	-	6,962,562
Gain on sale of Vyleesi	(3,130,000)	(7,781,844)
Gain on purchase commitment	(2,117,900)	-
Changes in operating assets and liabilities:
Accounts receivable	-	2,915,760
Other receivables	(29,468)	-
Prepaid expenses and other assets	(83,423)	1,218,846
Inventories	-	(1,154,355)
Accounts payable	2,896,877	(201,598)
Accrued expenses	(3,303,634)	(2,367,651)
Operating lease liabilities	(380,543)	(354,051)
Other liabilities	141,400	(3,463,797)
Net cash used in operating activities	(21,306,637)	(31,461,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Maturity of marketable securities	-	2,992,890
Proceeds from sale of Vyleesi	3,130,000	9,500,000
Purchases of property and equipment	-	(42,526)
Net cash provided by investing activities	3,130,000	12,450,364

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(99,482)	(56,401)
Proceeds from the sale of common stock and warrants, net	7,960,765	14,666,042
Payment of finance lease obligations	(46,014)	(106,392)
Proceeds from exercise of warrants	3,398,237	6,045,642
Net cash provided by financing activities	11,213,506	20,548,891

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,963,131)	1,537,814

CASH AND CASH EQUIVALENTS, beginning of period	9,527,396	7,989,582

CASH AND CASH EQUIVALENTS, end of period	$2,564,265	$9,527,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,025	$17,114
Conversion of liability classified warrants		11,423,203
Conversion of liability classified warrants upon warrant exercise	-	2,389,903

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

The Company’s product development activities focus primarily on use of MC4R agonists for treatment of obesity. The Company is developing MC4R peptides and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

The Company is also developing, dependent on resources for development activities, MC1R agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses. The Company is also developing, dependent on resources for development activities, peptides and small molecules that are active at more than one melanocortin receptor, with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications.

The Company’s prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. As disclosed in Note 4, this product was acquired by Cosette Pharmaceuticals, Inc. (“Cosette”) on December 19, 2023, including a release and settlement agreement on June 5, 2025.

Reverse Stock Split - On August 11, 2025, a reverse stock split of 1-for-50 of issued and outstanding common stock was made effective by the Company. Retroactive effect for the reverse stock split was made to the Company’s outstanding common stock, stock options, common stock warrants, and preferred stock conversion features, including all share and per-share data, for all periods presented in the consolidated financial statements.

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2025, of $459,073,899 and a net loss for the year ended June 30, 2025, of $17,307,349. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2025, the Company’s cash and cash equivalents were $2,564,265 and current liabilities were $8,010,030. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1R and MC4R programs, and development of other portfolio products.

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

Based on our available cash and cash equivalents as of June 30, 2025, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include, but are not limited to, obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the second half of calendar year 2025.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $2,286,603 and $9,089,113 in money market accounts at June 30, 2025 and 2024, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, marketable securities, and accounts payable. Management believes that the carrying values of cash equivalents and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Company.

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

Revenue Recognition (prior to the sale of Vyleesi) – The Company recognizes product revenues in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. The provisions of ASC Topic 606 require the following steps to determine revenue recognition: (1) Identify the contract(s) with a customer; (2) Identify the performance obligations in the contract; (3) Determine the transaction price; (4) Allocate the transaction price to the performance obligations in the contract; and (5) Recognize revenue when (or as) the entity satisfies a performance obligation.

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

Gross product sales offset by product sales allowances for the years ended June 30, 2025 and 2024 are as follows:

	Year Ended June 30,
	2025	2024

Gross product sales	$-	$8,875,153
Product sales allowances and accruals	-	(4,385,063)
Net sales	$-	$4,490,090

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

Accrued Expenses – Third parties perform a significant portion of the Company’s development activities. The Company reviews the activities performed under all contracts each quarter and accrues expenses and the amount of any reimbursement to be received from its collaborators based upon the estimated amount of work completed considering milestones achieved. Estimating the value or stage of completion of certain services requires judgment based on available information. If the Company does not identify services performed for it but not billed by the service provider, or if it underestimates or overestimates the value of services performed as of a given date, reported expenses will be understated or overstated.

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

For the years ended June 30, 2025 and 2024, no additional common shares were added to the computation of diluted EPS because doing so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the year ended June 30, 2025 and June 30, 2024 was 828,978 and 225,553 respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 9,980 and 10,160 vested restricted stock units that had not been issued as of June 30, 2025 and 2024, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

(3) New and recently Adopted Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 enhances financial reporting by requiring additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for public business entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes but expects the impact will be enhanced disclosures related to income statement expenses.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company is currently planning to adopt this guidance when effective. The Company is assessing the impact of the adoption on the Company’s consolidated financial statements and accompanying footnotes.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance for the year ended June 30, 2025 and has updated its disclosures within its footnotes herein to include the required additional segment disclosures.

(4) ASSET PURCHASE AGREEMENT / RELEASE AND SETTLEMENT AGREEMENT

On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Purchase Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for the treatment of hypoactive sexual desire disorder in women, and transferred or assigned contracts relating to manufacturing and distribution of Vyleesi and transferred or assigned the license agreement entered into on September 6, 2017 with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for exclusive rights to commercialize Vyleesi in China and the license agreement entered into on November 21, 2017 with Kwangdong Pharmaceutical Co., Ltd. for exclusive rights to commercialize Vyleesi in Korea, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. The Company received an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, which was received November 1, 2024, and sales-based milestone payments of up to $159,000,000.

On June 5, 2025, the Company entered into a Release and Settlement Agreement (the “Agreement”) with Cosette pursuant to which the Cosette resolved all outstanding obligations and commercialization covenants related to such sales-based milestone payments and purchase commitments by remitting a single lump sum payment of $630,000 and the assumption of outstanding manufacturing and supply purchase commitments, with the Company retaining the right to receive 20% of a $3,000,000 milestone payment based on the first commercial sale in Korea,in full satisfaction and release of all such future obligations. As a result, the Company recorded a gain on the sale of Vyleesi of $3,130,000 and a gain on purchase commitments of $2,117,900, for the fiscal year ended June 30, 2025.

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30	June 30,
	2025	2024
Clinical / regulatory costs	$24,080	$23,926
Insurance premiums	86,043	71,097
Other	215,572	147,249
	$325,695	$242,272

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/ observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2025:
Cash equivalents - Money market funds	$2,286,603	$2,286,603	$-	$-
June 30, 2024:
Cash equivalents - Money market funds	$9,089,113	$9,089,113	$-	$-

The fair value of the May 2022, October 2022, and October 2023 warrants was determined using the Black-Scholes option-pricing model and are classified as a Level 2 financial instrument. The key assumptions used to determine the fair value was the term of the warrants, the risk-free rate and volatility. The weighted average assumptions used in the Black-Scholes model in estimating the fair value of the warrants issued for the following non-recurring measurement dates presented were as follows.

	October 24, 2023 (Issuance date October 2023 warrants)	January 24, 2024 (Final measurement date)
Expected term	5.5	4.82
Volitility	82%	88%
Risk free rate	5%	4%

The warrant liabilities were initially measured at fair value at the day of issuance and on a recurring basis. The change in fair value of warrant liabilities is recognized in the consolidated statement of operations. A summary of warrant liability activity for the period ended June 30, 2024 is as follows.

Balance June 30, 2023	$1,850,544
October 2023 issuance	4,976,415
Change in fair value	6,962,562
Reclassification of warrants to equity	(11,423,203)
Conversion of liability classified warrants upon exercise	(2,366,318)
Balance June 30, 2024	-

(7) LEASES

The Company has operating leases for office and laboratory space, which expire on June 30, 2025 and October 31, 2026, respectively.

The components of operating lease cost are as follows:

Operating lease cost	Year ended June 30, 2025	Year ended June 30, 2024
Operating lease cost	$264,426	$263,859
Variable lease cost	114,403	113,708
Total operating lease cost	$378,829	$377,567

The components of finance lease cost are as follows:

Finance lease cost	Year ended June 30, 2025	Year ended June 30, 2024
Right-of-use asset amortization	$45,973	$106,390
Interest expense	610	5,507
Total finance lease cost	$46,583	$111,897

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2025	June 30, 2024
Weighted-average remaining lease term (years) operating leases	4.2	1.7
Weighted-average remaining lease term (years) finance leases	0	0.4
Weighted-average discount rate operating leases	5.50%	5.50%
Weighted-average discount rate finance leases	0.00%	5.29%

Supplemental cash flow information related to leases was as follows:

	Year ended June 30, 2025	Year ended June 30, 2024
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$397,616	$387,910
Operating cash flows for finance leases	610	5,507
Financing cash flows for finance leases	46,014	106,392
	$444,240	$499,809

The following table summarizes the maturity of the Company’s lease liabilities as of June 30, 2025:

Operating leases:
Year Ending June 30
2026	134,973
2027	33,894
Less imputed interest	(5,086)
Total	$163,781

(8) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2025	2024
Office equipment	$1,229,300	$1,229,300
Laboratory equipment	1,220,395	1,220,395
Leasehold improvements	1,196,706	1,196,706
	3,646,401	3,646,401
Less: Accumulated depreciation and amortization	(3,516,957)	(3,258,040)
	$129,444	$388,361

Included in property and equipment, net as of June 30, 2025, is $309,791 in equipment under finance leases and $263,777 related accumulated amortization.

(9) ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30	June 30,
	2025	2024
Clinical / regulatory costs	$282,761	$1,509,797
Other research related expenses	86,372	65,972
Professional Services	323,510	284,215
Personnel costs	-	1,771,694
Selling expenses	-	351,485
Other	188,769	201,883
	$881,412	$4,185,046

(10) COMMITMENTS AND CONTINGENCIES

Inventory Purchases The Company had certain supply agreements with manufacturers and suppliers, including Catalent Belgium S.A (“Catalent”), Ypsomed AG (the “Ypsomed ”), and Lonza Ltd (“Lonza”), all of which have been transferred to Cosette. On June 5, 2025, the Company entered into a Release and Settlement Agreement with Cosette pursuant to which Cosette released the Company from all outstanding obligations and commercialization covenants. As a result, the Company recorded a gain on purchase commitments of $2,117,900 which represented the Company’s remaining purchase commitment liabilities.

As of June 30, 2024, the Company had $944,150 and $1,032,300 accrued within other current and long-term liabilities, respectively, in the consolidated balance sheet related to estimated losses for firm commitment contractual obligations under these agreements.

The commitment contractual obligation amounts above were denominated in Swiss Francs and Euros and have been translated using period end exchange rates.

Employment Agreements – The Company has employment agreements with two executive officers which provides a stated annual compensation amount, subject to annual increases, and annual bonus compensation in an amount to be approved by the Company’s board of directors. Each agreement allows the Company or the employee to terminate the agreement in certain circumstances. In some circumstances, early termination by the Company may result in severance pay to the employee for a period of 24 months at the salary then in effect, continuation of health insurance premiums over the severance period and immediate vesting of all stock options and restricted stock units. Termination following a change in control will result in a lump sum payment of two times the salary then in effect and immediate vesting of all stock options and restricted stock units.

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2025, and 2024, Company contributions were $265,806 and $336,164, respectively.

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

Management has assessed the status of these proceedings and based on consultation with legal counsel, believes that while a loss is reasonably possible, it is not probable and therefore no accrual has been recorded. At this time, the Company is unable to reasonably estimate the potential loss or range of loss associated with these matters due to the inherent uncertainties of litigation. The Company will continue to monitor developments and will recognize a liability if and when a loss becomes both probable and estimable.

(11) SEGMENT INFORMATION

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly provided to the Company’s Chief Financial Officer / Chief Operating Officer (the “CFO / COO”), its Chief Operating Decision Maker (the “CODM”).

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

	Year Ended June 30,
	2025	2024
Total Revenues	$-	$4,490,090
Less:
Cost of Product Sales	-	97,637
Program Spend	8,548,616	15,512,148
Personnel Costs	9,496,251	12,053,825
Administrative Costs (a)	4,662,973	7,107,888
Gain on Sale of Vyleesi	(3,130,000)	(7,781,844)
Gain on Purchase Commitment	(2,117,900)	-
Offering expenses	-	(696,912)
Change in fair value of warrant liabilities	-	(6,962,562)
Other Segment Items (b)	(152,591)	(419,482)
Segment net loss	$(17,307,349)	$29,736,113

(a) Contains depreciation and amortization which is disclosed in the consolidated financial statements

(b) Other segement items include investment income, interest expense and foreign currency (gain)loss, which are disclosed in the consolidated financial statements.

(12) STOCKHOLDERS’ DEFICIENCY

Series D Convertible Preferred Stock - On June 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a private placement (the “Private Placement”), (i) an aggregate of 3,400 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series D Preferred Stock”), initially convertible into up to 61,816 shares of the Company’s common stock (such shares underlying the Preferred Stock, the “Conversion Shares”), par value $0.01 per share (the “Common Stock”) at an initial conversion price of $5.50, and (ii) Series I common stock purchase warrants (the “Warrants”) to purchase up to an aggregate of 123,636 shares of Common Stock (such shares underlying the Warrants, the “Warrant Shares”). The Series D Preferred Stock and Warrants were sold at a combined offering price of $5.50 per share of Preferred Stock and accompanying Warrants. The Purchasers in the Private Placement consisted of Carl Spana, the Company’s President and Chief Executive Officer, Stephen T. Wills, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer, John K.A. Prendergast, a director on and Chairperson of the Company’s board of directors, and Alan W. Dunton, a director on the Company’s board of directors, who are all related parties of the Company. The Series D Preferred Stock has a dividend rate of 8% per annum, which when declared may, at the option of the Company, be paid in cash or can accrete and be added to the stated value of the Series D Preferred Stock. Subject to the rights of any class or series of stock senior to or equivalent to the Series D Preferred Stock , the Series D Preferred Stock shall be entitled to be paid in the event of liquidation, dissolution or winding up of the Company, out of available funds and assets, prior and in preference to any distribution on any junior stock, an amount per share equal to the then stated value of the Series D Preferred Stock and declared but unpaid dividends. Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. The Private Placement closed on June 13, 2025.

The gross proceeds from the Private Placement, before deducting offering expenses, were $340,000. The Company intends to use the net proceeds received from the Private Placement for general working capital purposes.

Series A Convertible Preferred Stock – As of June 30, 2025, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2025, the Series A Conversion Price was $1,446.50, and each share of Series A Convertible Preferred Stock is convertible into approximately 0.07 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2025. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On May 7, 2025, the Company announced the closing of a reduced previously announced public offering with participation from institutional and accredited investors consisting of 146,479 shares of common stock together with Series F warrants to purchase up to 146,479 shares of common stock (the “Series F Warrants“), Series G warrants to purchase up to 146,479 shares of common stock (the “Series G Warrants“), and Series H warrants to purchase up to 146,479 shares of common stock (the “Series H Warrants“), at a combined public offering price of $7.50 per share of common stock and accompanying warrants (the “May 2025 Offering“).

The Series F Warrants have an exercise price of $15.00 per share, are immediately exercisable and expire on the five-year anniversary of the original issuance date, subject to the certain terms as defined in such warrant. The Series G Warrants have an exercise price of $7.50 per share, are immediately exercisable and expire on the earlier of (i) the 24-month anniversary of the original issuance date or (ii) the expiration of the FDA Exercise Period (as such term is defined in the Series G Warrant). The Series H Warrants will be issuable to the holder upon their exercise of the Series G Warrants, will have an exercise price of $11.25 per share, will be immediately exercisable upon issuance and will expire on the 24-month anniversary of its issuance date.

The Company received aggregate gross proceeds from the May 2025 Offering of approximately $1.1 million. The Company intends to use the net proceeds from the Offering primarily for working capital and general corporate purposes.

On February 10, 2025, the Company entered into definitive agreements with a single healthcare focused institutional investor for the purchase and sale of 93,760 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering (the “February 2025 RD Offering”) at a purchase price of $50.00 per share.

The Company also agreed to issue to the same investor in a concurrent private placement warrants to purchase up to an aggregate of 93,760 shares of common stock (the “February 2025 Private Placement” and, together with the February 2025 RD Offering, the “February 2025 Offering”). The warrants issued in the concurrent February 2025 Private Placement will have an exercise price of $50.00 per share, will be exercisable 181 days after their issuance and will expire approximately five and a half years from the date of issuance.

The gross proceeds from the February 2025 Offering totaled $4,687,786 with net proceeds after deducting the placement agent fees and offering expenses, amounting to $4,309,641. The Company is using the net proceeds from the Offering for general corporate purposes. The Company paid the placement agents a cash fee equal to 7.0% of the aggregate gross proceeds of the February 2025 Offering.

On January 29, 2024, the Company entered into a securities purchase agreement (the “January 2024 Purchase Agreement”) to sell in a registered direct offering (the “January 2024 RD Offering”), an aggregate of 36,630 shares of common stock, of the Company. Pursuant to the January 2024 Purchase Agreement, the Company issued to the investors in the January 2024 RD Offering unregistered warrants (the “January 2024 Private Warrants”) to purchase up to 36,630 shares of the Company’s common stock (the “January 2024 Private Warrant Shares”) in a concurrent private placement (the “January 2024 Private Offering” and together with the January 2024 RD Offering, the “January 2024 Offering”). The shares of common stock and accompanying January 2024 Private Warrants were offered at a combined offering price of $273.00.

The January 2024 Private Warrants are exercisable on the six-month anniversary of the issuance date for a period of four years from the issuance date, at an exercise price equal to $273.00 per January 2024 Private Warrant Share. The January 2024 Private Warrants are exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the January 2024 Private Warrant Shares issuable upon exercise of the January 2024 Private Warrants to or by the holder of such January 2024 Private Warrants is not in effect, on a cashless basis.

The Company paid the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds of the January 2024 Offering and for certain expenses and legal fees in connection with the January 2024 Offering. In addition, the Company also issued to the placement agent or its designees warrants (the “January 2024 Placement Agent Warrants”) to purchase up to 1,831 shares of the Company’s common stock (the “January 2024 Placement Agent Warrant Shares”) as part of the compensation payable to the placement agent. The January 2024 Placement Agent Warrants have substantially the same terms as the January 2024 Private Warrants, except that the January 2024 Placement Agent Warrants have an exercise price of $341.25 per share.

On March 14, 2024, the Company filed a registration statement on Form S-1 to register the January 2024 Private Warrants and the January 2024 Placement Agent Warrants, which registration statement was declared effective on March 28, 2024 and a prospectus was filed on the same date.

The gross proceeds from the January 2024 Offering totaled $10,000,006, with net proceeds from the January 2024 Offering, after deducting the placement agent fees and offering expenses, amounting to $9,224,056. The Company used the net proceeds received from the January 2024 Offering for general working capital purposes.

On October 20, 2023, the Company entered into a securities purchase agreement (the “October 2023 Purchase Agreement”) with a certain institutional investor, to sell in a registered direct offering (the “October 2023 RD Offering”), an aggregate of (i) 26,500 shares of common stock (the “October 2023 Shares”), of the Company and (ii) pre-funded warrants (the “October 2023 Pre-Funded Warrants”) to purchase up to 20,670 shares of the Company’s common stock (the “October 2023 Pre-Funded Warrant Shares”). Pursuant to the October 2023 Purchase Agreement the Company also issued unregistered warrants (the “October 2023 Private Warrants”) to purchase up to 47,170 shares of the Company’s common stock (the “October 2023 Private Warrant Shares”) in a concurrent private placement (the “October 2023 Private Offering” and together with the October 2023 RD Offering, the “October 2023 Offering”). The October 2023 Shares and accompanying October 2023 Private Warrants were offered at a combined offering price of $106.00. The October 2023 Pre-Funded Warrants and accompanying October 2023 Private Warrants were offered at a combined offering price of $105.995. The October 2023 Offering closed on October 24, 2023.

The October 2023 Private Warrants are exercisable on the six-month anniversary of issuance for a period of five and one-half years from the issuance date, at an exercise price equal to $106.00 per October 2023 Private Warrant Share. The October 2023 Private Warrants will be exercisable for cash, or, solely during any period when a registration statement for the issuance or resale of the October 2023 Private Warrant Shares issuable upon exercise of the October 2023 Private Warrants to or by the holder of such October 2023 Private Warrants is not in effect, on a cashless basis.

The October 2023 Pre-Funded Warrants had an exercise price of $0.0001 per October 2023 Pre-Funded Warrant Share and were exercisable upon issuance. During the three months ended December 31, 2023, the institutional investor exercised the outstanding October 2023 Pre-Funded Warrants to purchase 20,670 shares of the Company’s common stock.

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

On February 11, 2025, the Company entered into a sales agreement (the “2025 Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $6.0 million of shares of the Company’s common stock. The Company pays A.G.P. 3.0% of the gross proceeds as a commission.

For the year ended June 30, 2025, a total of 220,238 shares of common stock were sold through A.G.P. under the 2025 Sales Agreement for net proceeds of $2,567,569 after payment of commission fees of $88,684 and other related expenses of $186,556.

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

Proceeds raised under the 2023 Equity Distribution Agreement are as follows:

	Year Ended June 30, 2024
	Shares	Proceeds
Gross proceeds	4,341	$547,803
Fees	-	(16,434)
Expenses	-	-
Net proceeds	4,341	$531,369

No proceeds were raised under the 2023 Equity Distribution Agreement during year ended June 30, 2025.

Stock Warrants - On December 13, 2024, the Company entered into a letter agreement (the “December 2024 Inducement Letter”) with a holder (the “December 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on June 24, 2024, with an initial exercise price of $94.00, and October 24, 2023, with an initial exercise price of $106.00 (the “December 2024 Existing Warrants”). To induce the exercise of a portion of the December 2024 Existing Warrants by the December 2024 Exercising Holder, the Company agreed to adjust the exercise price of such portion of the December 2024 Existing Warrants to $43.75. Pursuant to the December 2024 Inducement Letter, the December 2024 Exercising Holder agreed to exercise, for cash, the December 2024 Existing Warrants to purchase an aggregate of 78,153 shares of common stock at the adjusted exercise price in exchange for the Company’s agreement to issue to the December 2024 Exercising Holder Series C common stock purchase warrants to purchase 78,153 shares of common stock (the “Series C Warrants”) and Series D common stock purchase warrants to purchase 39,076 shares of common stock (the “Series D Warrants” and together with the Series C Warrants, the “December 2024 Inducement Warrants,” and the shares issuable upon exercise of the December 2024 Inducement Warrants, the “December 2024 Inducement Warrant Shares”). The Company received aggregate gross proceeds of $3,419,219 from the exercise of the December 2024 Existing Warrants by the December 2024 Exercising Holder (the “December 2024 Warrant Inducement”). The incremental value of the December 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

On June 20, 2024, the Company entered into a letter agreement (the “June 2024 Inducement Letter”) with a holder (the “June 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on November 2, 2022, and October 24, 2023 (the “June 2024 Existing Warrants”). Pursuant to the June 2024 Inducement Letter, the June 2024 Exercising Holder agreed to exercise, for cash, June 2024 Existing Warrants to purchase, in the aggregate, 64,666 shares of common stock in exchange for the Company’s agreement to (i) lower the exercise price to $94.00 per share for the 64,666 June 2024 Existing Warrants being exercised pursuant to the June 2024 Inducement Letter and (ii) issue to the June 2024 Exercising Holder an aggregate of 96,998 warrants to purchase shares of common stock, comprised of Series A common stock purchase warrants to purchase 54,545 shares of common stock (the “June 2024 Series A Warrants”) and Series B common stock purchase warrants to purchase 42,453 (of which 32,484 shares of common stock were approved July 25, 2025) shares of common stock (the “June 2024 Series B Warrants” and together with the June 2024 Series A Warrants, the “June 2024 Inducement Warrants”). The Company received aggregate gross proceeds of $6,078,561 from the exercise of the June 2024 Existing Warrants by the June 2024 Exercising Holder (the “Warrant Inducement”). As part of the agreement, 28,866 shares of common stock were held in abeyance on behalf of the June 2024 Exercising Holder. During the year ended June 30, 2025, at the request of the June 2024 Exercising Holder, 28,866 shares were released from abeyance. The incremental value of the June 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

As of June 30, 2025, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	1,333	$625.00	May 11, 2026
October 2022 Placement Agent Warrants	1,818	$343.75	October 31, 2027
October 2023 Placement Agent Warrants	2,358	$132.50	October 20, 2028
January 2024 Private Warrants	36,630	$273.00	February 1, 2028
January 2024 Placement Agent Warrants	1,831	$341.25	February 1, 2028
June 2024 Series B Warrants	37,712	$94.00	June 24, 2029	*
December 2024 Series C Warrants	78,153	$43.75	December 17, 2029
December 2024 Series D Warrants	39,076	$43.75	July 25, 2030
February 2025 Series E Warrants	93,760	$50.00	August 12, 2030
May 2025 Series F Warrants	146,479	$15.00	May 8, 2030
May 2025 Series G Warrants	146,479	$7.50	May 8, 2027
May 2025 Series I Warrants	146,479	$5.50	July 25, 2030

* 32,484 shares expire on the five year anniversary following stockholder approval of the warrant issuance and the balance expire on June 24, 2029.

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Incentive Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, June 25, 2020, June 24, 2022, June 20, 2023, June 27, 2024 and again at the annual meeting of stockholders held on July 25, 2025. The 2011 Stock Incentive Plan, as amended, provides for incentive and nonqualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 146,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Company’s board of directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remained outstanding in accordance with their terms. As of June 30, 2025, 4,647 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

The following table summarizes option activity and related information for the years ended June 30, 2025 and 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2023	31,012	$413.50	8.4
	-	-
Granted	14,856	91.50
Forfeited	(380)	189.50
Exercised	-	-
Expired	(219)	1,049.00
Outstanding - June 30, 2024	45,269	$305.50	8.2

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(464)	654.50
Outstanding - June 30, 2025	44,805	$302.00	7.3	$-

Exercisable at June 30, 2025	25,151	$435.00	6.4	$-

Expected to vest at June 30, 2025	19,654	$132.00	8.4	$-

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

Included in the outstanding options in the table above are 8,379 and 1,778 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2021, 2022 and 2023. Grants in June 2021, 2022, 2023 and 2024 were 1,903, 1,211, 4,777 and 5,299, respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2028 relating to advancement of MC1R programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

The Company did not grant stock options for the year ended June 30, 2025. For the year ended June 30, 2024, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the years ended June 30, 2024 and 2023 were as follows:

Year Ended June 30,
2024

Risk-free interest rate	4.3%
Volatility factor	75.8%
Dividend yield	0%
Expected option life (years)	6.1
Weighted average grant date fair value	$41.00

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2025 and 2024, the Company recorded stock-based compensation related to stock options of $702,789 and $873,633, respectively. As of June 30, 2025, there was $741,767 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2025 and 2024.

	Year Ended June 30,	Year Ended June 30,
	2025	2024
Outstanding at beginning of year	27,500	19,750
Granted	-	10,356
Forfeited	-	(233)
Vested	(4,659)	(1,967)
Expirations	(54)	(406)
Outstanding at end of year	22,787	27,500

For the years ended June 30, 2025 and 2024, the Company recorded stock-based compensation related to restricted stock units of $679,492 and $839,335, respectively.

Included in outstanding restricted stock units in the table above are 9,987 vested shares that have not been issued as of June 30, 2025 due to a provision in the restricted stock unit agreements to delay delivery.

Time-based restricted stock units granted to the Company’s executive officers, employees and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding restricted stock units in the table above are 5,491 and 1,197 unvested performance-based restricted stock units granted to executive officers and other employees, respectively, which were granted in June 2021, 2022, 2023, and 2024. Grants in June 2021, 2022, 2023 and 2024 were 447, 814, 3,049 and 3,689 restricted stock units, respectively. The performance-based restricted stock units vest on annual performance criteria through the fiscal years ending June 30, 2028 relating to advancement of MC1R programs, including initiation of clinical trials, and licensing of Vyleesi in additional countries or regions.

In connection with the vesting of restricted share units during the years ended June 30, 2025 and 2024, the Company withheld 1,094 and 509, shares, respectively, with aggregate values of $99,482 and $56,401, respectively, in satisfaction of minimum tax withholding obligations.

(13) INCOME TAXES

For fiscal 2025 and 2024, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for, NOL carryforwards and R&D credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2025, the Company had state NOL carryforwards of approximately $202,000,000, which will expire, if not utilized, between 2036 and 2045, federal NOL carryforwards of approximately $151,000,000 and federal R&D credits of approximately $10,000,000, which expire, if not utilized, between 2035 and 2045, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax‑planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its deferred tax assets during the years ended June 30, 2025 and 2024. The Company’s valuation allowance increased by $7,591,000 and $11,193,000 for the years ended June 30, 2025 and 2024, respectively.

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

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2025	2024
Net operating loss carryforwards	$46,054,000	$40,051,000
Research and development and AMT tax credits	9,995,000	9,464,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	13,668,000	12,611,000
	70,300,000	62,709,000
Valuation allowance	(70,300,000)	(62,709,000)
Net deferred tax assets	$-	$-

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2025 or 2024. As of June 30, 2025 and 2024, the Company had no liabilities for uncertain income tax matters.

(14) SUBSEQUENT EVENTS

During August 2025, investors exercised 43,759 Series G warrants at an exercise price of $7.50 per share. As a result, the company received $328,199, and the investors received 43,759 Series H warrants at an exercise price of $11.25 per share.

On August 14, 2025, the Company entered into a Research Collaboration, License and Patent Assignment Agreement (the “Agreement”) with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides developed by the Company for the treatment of retinal diseases, including diabetic retinopathy.

Under the terms of the Agreement, the Company assigned certain patent rights to Boehringer Ingelheim (the “Assigned Patents”), and the Company will conduct collaborative research with Boehringer Ingelheim at Boehringer Ingelheim’s expense focused on development during a two-year period, which Boehringer Ingelheim has the right to extend by up to 6 months.

Under the terms of the Agreement, Palatin received an upfront payment of $2,300,000 (received September 2025), and may receive up to $21,200,000 in near-term research milestone payments and up to $307,000,000 in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of Products.

On September 22, 2025, the Company announced the achievement of a research milestone under its collaboration with Boehringer Ingelheim. This milestone triggers a payment to the Company of approximately $6,500,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2024, management identified a material weakness in control over accounting for complex financial instruments. During the year ended June 30, 2025, management implemented a number of measures to remediate this material weakness including enhanced polices and procedures over the review and approval process.

Management has completed testing of the new controls and has concluded that the materials weakness has been remediated as of June 30, 2025.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2025, our internal control over financial reporting is effective based on those criteria.

Item 9B. Other Information.

During the Company’s fiscal quarter ended June 30, 2025, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual meeting of stockholders on July 25, 2025.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	63	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (1) (2) (3)	71	Director, Chairperson of the Board of Directors
Alan W. Dunton, M.D. (1) (2) (3)	71	Director
Arlene M. Morris (1) (2) (3)	73	Director

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

JOHN K.A. PRENDERGAST, Ph.D. has served as the non-executive Chairperson of the board since June 14, 2000, and as a director since August 1996. While Dr. Prendergast has served as a member of the board, he does not serve, and has not served, in a management or operational role with the Company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and Executive Chairperson of Recce Pharmaceuticals Ltd. (ASX: RCE), a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc., MediciNova, Inc. and Scorpius Holdings, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from UNSW Sydney, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

Dr. Prendergast brings a historical perspective to our board coupled with extensive industry experience in corporate development and finance in the life sciences field. His prior service on other publicly traded company boards provides experience relevant to good corporate governance practices.

ALAN W. DUNTON, M.D. has been a director of Palatin since June 2011. He founded Danerius, LLC, a biotechnology consulting company, in 2006. From November 2015 through March 2018, he was senior vice president of research, development, and regulatory affairs for Purdue Pharma L.P., with responsibilities for overall research strategy and development programs. From January 2007 to March 2009, Dr. Dunton served as president and chief executive officer of Panacos Pharmaceuticals Inc. and he served as a managing director of Panacos from March 2009 to January 2011. Dr. Dunton is currently a member of the board of directors of the publicly traded companies Recce Pharmaceuticals Ltd (ASX: RCE), CorMedix Inc. (NYSE: CRMD) and Oragenics, Inc. (NYSE: OGEN). He previously served on the board of directors of the publicly traded companies Targacept, Inc., EpiCept Corporation (as Non-Executive Chairperson), Adams Respiratory Therapeutics, Inc. (acquired by Reckitt Benckiser Group plc), MediciNova, Inc. and Panacos Pharmaceuticals, Inc. Dr. Dunton has served as a director or executive officer of various pharmaceutical companies, and from 1994 to 2001, Dr. Dunton was a senior executive in various capacities in the Pharmaceuticals Group of Johnson & Johnson, including president and managing director of the Janssen Research Foundation, the primary global R&D organization for Johnson & Johnson. Dr. Dunton received his M.D. degree from New York University School of Medicine, where he completed his residency in internal medicine. He also was a Fellow in Clinical Pharmacology at the New York Hospital/Cornell University Medical Center.

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

The Board and Its Committees

Committees and meetings. The board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. During the fiscal year ended June 30, 2025 (“fiscal 2025”), the board of directors met five times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board of directors and committees of the board of directors on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board of directors meeting. We do not have a policy requiring our directors to attend stockholder meetings. The directors did not attend the virtual annual meeting of stockholders held on July 25, 2025.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of three independent directors, Ms. Morris (chair), and Dr. Dunton and Dr. Prendergast. The board of directors has determined that the members of the audit committee are independent, as defined in the listing standards of the NYSE American and satisfy the requirements of the NYSE American as to financial literacy and expertise. The board has determined that at least one member of the committee, Ms. Morris, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/.

Compensation committee. The compensation committee reviews and recommends to the board of directors on an annual basis employment agreements and compensation for our officers, directors, and some employees. The compensation committee is composed of Dr. Dunton (chair), Ms. Morris and Dr. Prendergast. The board has determined that the members of the compensation committee are independent, as defined in the listing standards of the NYSE American. Our Chief Executive Officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our Chief Financial Officer supports the committee in its work by gathering, analyzing, and presenting data on our compensation arrangements and compensation in the marketplace.

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

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board of directors in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses, and makes recommendations to the board of directors concerning policies and guidelines for corporate governance, including relationships of the board of directors, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Ms. Morris and Dr. Dunton, each of whom meets the independence requirements established by the NYSE American.

Duration of Office. Unless a director resigns, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board of directors determines from time to time.

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 11 Deer Park Drive, Suite 204, Monmouth Junction, New Jersey 08852. However, any stockholder or other interested party who wishes to address questions regarding our business directly to the board of directors, or any individual director, including the Chairperson or non-management directors as a group, can direct questions to the members of the board of directors or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

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

Board Leadership Structure

Since 2000, the roles of Chairperson of the board of directors and chief executive officer have been held by separate persons. John K.A. Prendergast, Ph.D., a non-employee director, has served as Chairperson of the board of directors since June 2000. Carl Spana, Ph.D., has been our Chief Executive Officer and President since June 2000. Generally, the Chairperson is responsible for advising the chief executive officer, assisting in long-term strategic planning, and presiding over meetings of the board of directors, and the chief executive officer, together with our chief financial officer and chief operating officer, is responsible for leading our day-to-day performance and operations. While we do not have a written policy with respect to separation of the roles of Chairperson of the board of directors and chief executive officer, the board of directors believes that the existing leadership structure, with the separation of these roles, provides several important advantages, including: enhancing the accountability of the chief executive officer to the board of directors; strengthening the board of directors’ independence from management; assisting the board of directors in reaching consensus on particular strategies and policies; and facilitating robust director, board of directors, and executive officer evaluation processes.

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

Name	Age	Position with Palatin
Carl Spana, Ph.D.	63	Chief Executive Officer, President and Director
Stephen T. Wills, MST, CPA	68	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as chairperson from October 2017 until August 2022, and is the chair of the audit committee and a member of the compensation committee. Mr. Wills has served on the board of directors of Enzon Pharmaceuticals (OTC: ENZN), positioned as a public company acquisition vehicle, since January 2025. Mr. Wills served on the board of directors of Gamida Cell Ltd., a cellular and immune therapeutics company, and as chair of the audit committee and a member of the compensation committee, from March 2019 through June 2024, when Gamida was acquired by Highbridge Capital Management. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp, a Special Purpose Acquisition Company (SPAC), from November 2021 until March 2024, when a new Sponsor acquired majority ownership. Mr. Wills served on the board of directors of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, and as chair of the audit committee and a member of the compensation committee, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills served on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, June 2014 to June 2023, and as its chairperson from June 2018 to June 2023. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as chairperson from December 2016 to December 2019, when PSI Corporation (Talogy) acquired Caliper. Mr. Wills served as executive chairperson and interim principal executive officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chair of the audit committee from June 2000 to December 2015 and served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Item 11. Executive Compensation.

Fiscal 2025 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2025 and fiscal 2024. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2025	721,000	-	-	-	17,500	738,500
Chief Executive Officer and President	2024	700,000	195,400	178,700	357,000	17,250	1,448,350
Stephen T. Wills, MST, CPA,	2025	670,000	-	-	-	17,960	687,960
Chief Financial Officer, Chief Operating Officer and Executive Vice President	2024	650,000	170,700	155,800	431,500	16,644	1,424,644

(1)

Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model. The aggregate fair value of the performance-based restricted stock units and performance-based stock options granted in fiscal 2024 was as follows: for Dr. Spana, $50,800 for performance-based restricted stock units and $34,200 for performance-based stock options; and for Mr. Wills, $44,400 for performance-based restricted stock units and $29,700 for performance-based stock options. There were no performance-based grants for fiscal 2025. For a description of the assumptions we used to calculate these amounts, see Note 15 to the consolidated financial statements included in this Annual Report.

(2)	Annual incentive and merit amounts.

(3)	Consists of matching contributions to 401(k) plan.

(4)	Bonus amounts for fiscal year 2024 paid after fiscal year end but accrued as of June 30.

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

Annual Incentive Program

In the fiscal year ended June 30, 2025, due to the financial status of the Company no annual salary increases or bonuses, either cash or equity, were granted or approved. We generally provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives, and anticipate providing such incentive opportunities for the fiscal year ended June 30, 2026. Each year, other than for the fiscal year ended June 30, 2025, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary.

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

On June 4, 2024, as part of our fiscal 2025 long-term incentive program, we granted 1,580 time-based restricted stock units and 1,580 performance-based restricted stock units to Dr. Spana, and 1,380 time-based restricted stock units and 1,380 performance-based restricted stock units to Mr. Wills. The time-based restricted stock units vest as to 25% of the number of shares granted at each anniversary of the date of grant. The performance-based restricted stock units vest on annual performance criteria relating to corporate objectives, including stock appreciation, advancement of development programs, and licensing of Vyleesi in additional countries or regions. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the restricted stock units. The required certification was made on July 15, 2024.

On June 4, 2024, we granted 2,270 time-based stock options to Dr. Spana and 1,980 time-based stock options to Mr. Wills, which vest as to 25% of the number of shares granted on each anniversary of the date of grant. Additionally on June 4, 2024, we granted 2,270 performance-based stock options to Dr. Spana and 1,980 performance-based stock options to Mr. Wills which vest based on annual performance criteria relating to corporate objectives, including stock appreciation and advancement of development programs. The options have an exercise price of $91.50, the fair market value of the common stock on the date of grant, and they expire on June 4, 2034. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the options. The required certification was made on July 15, 2024.

Employment Agreements

Effective as of July 1, 2025, on September 19, 2025 we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June 30, 2028 unless terminated earlier. Under these agreements Dr. Spana is serving as Chief Executive Officer and President at an initial base salary of $721,000 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at an initial base salary of $670,000 per year. Each agreement also provides for:

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

Other Compensation Practices and Policies

At our last annual meeting of stockholders on July 25, 2025, our non-binding stockholder advisory vote to approve the compensation of our named executive officers (commonly known as a “Say-on-Pay” vote) was supported by approximately 77% of the votes cast for or against advisory approval. We continue to evaluate our executive compensation program and solicit input from our largest investors. Following is a summary of our current compensation practices and policies.

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

AcelRx Pharmaceuticals, Inc.	Eton Pharmaceuticals, Inc.

AIM ImmunoTech, Inc.	Kala Pharmaceuticals, Inc.

Aldeyra Therapeutics, Inc.	Kezar Life Sciences, Inc.

Aptevo Therapeutics, Inc.	MEI Pharma, Inc.

Ardelyx, Inc.	MeiraGTx Holdings plc

Athersys, Inc.	Paratek Pharmaceuticals, Inc.

Clearside Biomedical, Inc.	Savara Inc.

Cumberland Pharmaceuticals, Inc.	Verastem, Inc.

•	Compensation at Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on our performance, as well as short-term cash and long-term equity incentives to align the interests of our executive officers and stockholders. Long-term equity incentives will be no less than base salaries, with at least half of long-term equity incentives being performance-based.

•	Use a Pay-for-Performance Philosophy. The compensation committee employs a mixture of compensation elements designed to balance short-term goals with longer-term performance. Our executive compensation program includes these principal elements:

○	Base salary, which targets the comparable position median salary for our peer group;

○	An annual incentive compensation opportunity, with a target bonus payout of no less than 60% of base salary, depending on performance; and,

○	A long-term incentive program consisting of stock option and restricted stock unit awards. In fiscal 2023, approximately 50% of all long-term incentive awards were allocated to performance-based stock options and performance-based restricted share units.

•	Maintain a Stock Ownership Policy. We adopted a stock ownership policy effective April 1, 2019, that requires our named executive officers, as well as our board members, to maintain a minimum ownership level of our common stock. As of June 30, 2025, all board members and named executive had met the ownership target levels as of a prior Determination Date, and no recalculation was required under the Stock Ownership Policy. Our stock ownership policy, which is on our website at www.palatin.com/investors/corporate-governance/, provides that if covered individuals meet the minimum ownership level of our common stock, a decrease in share price or increase in salary will not result in recalculation of the number of shares needed to satisfy the stock ownership policy unless the covered individual’s actual ownership levels drop below the number of shares required as of the Determination Date that he or she first satisfied the guidelines. In addition, certain time-based and performance-based restricted stock unit awards contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined changed in control.

•	Maintain a Clawback Policy. We have adopted a clawback policy allowing Palatin to recover related compensation should the board determine that compensation paid to named executive officers resulted from material noncompliance with financial reporting requirements under federal securities law. Our clawback policy is on our website at www.palatin.com/investors/corporate-governance/.

•	Maintain an Independent Compensation Committee. The compensation committee consists entirely of independent directors.

•	Annual Executive Compensation Review. The compensation committee conducts an annual review and approval of our compensation strategy, utilizing an independent compensation advisor. This review, including a peer group review, is intended to ensure that our compensation programs appropriately reward corporate growth without encouraging excessive or inappropriate risk-taking.

•	“Double Trigger” Feature for Acceleration of CEO and CFO/COO Equity Awards. Under employment agreements with our named executive officers, outstanding equity awards granted to our named executive officers provide that, upon a change in control of Palatin, the vesting of such awards will accelerate only in the event of a subsequent involuntary termination of employment (a “double-trigger” provision).

•	No Excise Tax Gross-Ups. Prior to July 1, 2019, our employment agreements for the named executive officers provided that they were entitled to a tax gross-up for any golden parachute excise tax imposed on payments received in connection with a change in control. Most investors disfavor this type of tax gross-up benefit. In response to stockholder feedback, effective with new employment agreements for our named executive officers commencing July 1, 2019, we removed all golden parachute excise tax gross-up provisions. As a result, the Company no longer provides tax gross-ups for named executive officers or any other employees in the event they are subject to golden parachute excise taxes on payments received in connection with a change in control.

•	No Stock Option Re-pricing. Our 2011 Stock Incentive Plan does not permit options to purchase shares of our common stock to be repriced to a lower exercise or strike price without the approval of our stockholders.

•	No Dividends or Dividend Equivalents Payable on Unvested or Undelivered Equity Awards. Under our restricted share unit agreements, we do not pay dividends or dividend equivalents on unvested restricted stock unit awards or vested restricted stock unit awards subject to delayed delivery.

•	No Executive Retirement Plans. We do not offer pension arrangements or retirement plans or arrangements to our executive officers that are different from or in addition to those offered to our other employees.

•	No Special Welfare or Health Benefits. Our executive officers participate in broad-based Company-sponsored health and welfare benefit programs on the same basis as our other full-time, salaried employees.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2025, the end of our fiscal year.

	Option awards (1)						Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Carl Spana	06/20/17	750	-	-	462.50	06/20/27
	06/16/20	857	-	-	725.00	06/16/30
	06/16/20	809	-	-	725.00	06/16/30
	06/22/21	920	-	-	687.50	06/22/31
	06/22/21	639	-	-	687.50	06/22/31
	06/22/22	407	135	-	362.50	06/22/32
	06/22/22	243	-	299	362.50	06/22/32
	06/20/23	1,035	1,035	-	109.50	06/20/33
	06/20/23	439	-	1,631	109.50	06/20/33
	06/04/24	568	1,702	-	91.50	06/04/34
	06/04/24	-	-	2,270	91.50	06/04/34

	06/22/22						91	637	201	1,407
	06/20/23						660	4,620	1,040	7,280
	06/04/24						1,185	8,295	1,580	11,060
	Total Stock Awards						1,936	13,552	2,821	19,747
Stephen T. Wills	06/20/17	687	-	-	462.50	06/20/27
	06/16/20	738	-	-	725.00	06/16/30
	06/16/20	697	-	-	725.00	06/16/30
	06/22/21	796	-	-	687.50	06/22/31
	06/22/21	553	-	-	687.50	06/22/31
	06/22/22	353	117	-	362.50	06/22/32
	06/22/22	210	-	260	362.50	06/22/32
	06/20/23	900	900	-	109.50	06/20/33
	06/20/23	383	-	1,417	109.50	06/20/33
	06/04/24	495	1,485	-	91.50	06/04/34
	06/04/24	-	-	1,980	91.50	06/04/34

	06/22/22						79	553	174	1,218
	06/20/23						575	4,025	906	6,342
	06/04/24						1,035	7,245	1,380	9,660
	Total Stock Awards						1,689	11,823	2,460	17,220

_______________

(1)

Stock option vesting schedules: all options granted before June 22, 2022 have fully vested. Options granted on or after June 20, 2018 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 22, 2021, June 22, 2022, June 20, 2023 and June 4, 2024, which vest according to the terms of the grants described above.

(2)

Time-based stock award vesting schedule: restricted stock units granted on June 22, 2022 as to 364 shares to Dr. Spana and 316 shares for Mr. Wills; restricted stock units granted on June 20, 2023 as to 1,320 shares for Dr. Spana and 1,150 shares for Mr. Wills and restricted stock units granted on June 4, 2024 as to 1,580 shares for Dr. Spana and 1,380 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $7.00, the closing market price of our common stock on June 30, 2025, the last trading day of our most recently completed fiscal year.

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2025, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	119,500	29,280	28,975	177,755
Robert K. deVeer, Jr.	80,000	21,960	21,416	123,376
J. Stanley Hull	70,000	21,960	21,416	113,376
Alan W. Dunton, M.D.	80,000	21,960	21,416	123,376
Arlene Morris	65,000	21,960	21,416	108,376
Anthony Manning, Ph.D.	65,000	21,960	21,416	108,376

(1)	The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2025, for each director was:

	Option awards	Stock awards
Dr. Prendergast	1,609	-
Mr. deVeer	1,127	-
Mr. Hull	1,127	-
Dr. Dunton	1,127	-
Ms. Morris	1,127	-
Dr. Manning	1,085	-

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

On June 4, 2024, we granted the Chairperson of the board of directors 320 restricted stock units which vest on June 4, 2025 and an option to purchase 460 shares of common stock, and each other serving non-employee director received 240 restricted stock units which vest on June 4, 2025 and an option to purchase 340 shares of common stock. All of the options have an exercise price of $91.50 per share, the closing price of our common stock on the date of grant, vests on June 4, 2025, expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option. The grants were subject to certification by the Chief Financial Officer that the Company’s stockholders had increased the shares reserved under the 2011 Stock Incentive Plan, and that there were no impediments to the grant of the restricted stock units and options. The required certification was made on July 15, 2024.

No equity awards have yet been granted to the non-employee directors for the current fiscal year commencing July 1, 2025, but we anticipate that the board of directors will implement an annual equity grant.

Non-Employee Directors’ Cash Compensation. For the fiscal year ending June 30, 2025, Dr. Prendergast serves as Chairperson of the board of directors and received an annual retainer of $109,500, payable quarterly. Other non-employee directors received an annual base retainer of $50,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairperson, receive an additional retainer of one-half the retainer payable to the committee chairperson. For fiscal 2024 Dr. Prendergast received an annual retainer of $87,500, payable quarterly. Other non-employee directors received an annual base retainer of $40,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairperson, received an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2025:

Equity Compensation Plan Information as of June 30, 2025
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	66,7	(1)	$305.92	(2)	65,433
Equity compensation plans not approved by security holders	-		-		-
Total	66,783				65,433

(1)	Includes 44,233 options and 22,550 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)

The amount in column (a) for equity compensation plans approved by security holders includes 22,550 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 4, 2028, subject to the fulfillment of service, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 19, 2025, of:

•	each director, each of the named executive officers, and all current directors and officers as a group; and

•	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 19, 2025. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share, the Series A preferred stock has approximately 0.07 vote per share of Series A preferred stock and the Series D Convertible Preferred Stock has approximately 18.18 votes per share of Series D Convertible Preferred Stock. Voting power is calculated on the basis of the aggregate of common stock, Series A and Series D preferred stock outstanding as of September 19, 2025, on which date 973,291 shares of common stock, 4,030 shares of Series A preferred stock, convertible into 278 shares of common stock and 3,400 shares of Series D preferred stock, convertible into 61,816 shares of common stock, were outstanding.

Under our Insider Trading and Securities Law Compliance Policy directors and officers may not engage in hedging, monetization or pledging transactions of our securities. None of the shares of our management and directors shown on the table below are pledged.

The mailing address for all members of our management and directors is c/o Palatin Technologies, Inc., 11 Deer Park Drive, Suite 204, Monmouth Junction, New Jersey 08852. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership	Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	40,125(1)	4.0%	2.9%
Common	Stephen T. Wills	38,624(2)	3.8%	2.9%
Common	John K.A. Prendergast, Ph.D.	6,511(3)	*	*
Common	Alan W. Dunton, M.D.	5,608(4)	*	*
Common	Arlene M. Morris	1,958(5)	*	*

	All current directors and executive officers as a group (eight persons)	92,826(6)	9.2%	6.7%

________________

*Less than one percent.

(1)

Includes 27,272 shares of common stock underlying 1,500 shares of Series D Convertible Preferred Stock, 6,667 shares of common stock underlying outstanding options and 3,370 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)

Includes 27,272 shares of common stock underlying 1,500 shares of Series D Convertible Preferred Stock, 5,812 shares of common stock underlying outstanding options and 2,962 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)

Includes 3,636 shares of common stock underlying 200 shares of Series D Convertible Preferred Stock, 1,609 shares of common stock underlying outstanding options and 448 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

80

(4)

Includes 3,636 shares of common stock underlying 200 shares of Series D Convertible Preferred Stock, 1,127 shares of common stock underlying outstanding options and 296 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)

Includes 1,127 shares of common stock underlying outstanding options and 280 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)	Includes 85,514 shares of common stock underlying outstanding Series D Convertible Preferred Stock, options and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

Class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)	Percent of class	Percent of total voting power
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500	12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500	12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500	12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250	6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250	6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250	6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250	6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250	6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250	6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250	6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230	5.7%	*
Series D Preferred	Carl Spana	1,500	44.1%	2.9%
Series D Preferred	Stephen T. Wills	1,500	44.1%	2.9%
Series D Preferred	John K.A. Prendergast, Ph.D.	200	5.9%	*
Series D Preferred	Alan W. Dunton, M.D.	200	5.9%	*

_______________

*Less than one percent.

(1) Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the conversion price, as defined in the Series A certificate of designations. The current conversion price is $1,446.50, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.07 shares of common stock. Each share of Series D Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the conversion price, as defined in the Series D certificate of designations. The current conversion price is $5.50, so each share of Series D Convertible Preferred Stock is currently convertible into approximately 18.18 shares of common stock.

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

Item 14. Principal Accountant Fees and Services.

KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: 185, served as our independent registered public accounting firm for fiscal 2025 and fiscal 2024.

Audit Fees. For fiscal 2025, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $670,000.

For fiscal 2024, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $504,000.

Audit-Related Fees. For fiscal 2025 and fiscal 2024, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2025, KPMG billed us $62,702 for professional services rendered for tax compliance services. For fiscal 2024, KPMG billed us $70,662 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2025 and fiscal 2024.

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Documents filed as part of the report:

1.	Financial statements: The following consolidated financial statements are filed as a part of this report under Item 8 – Financial Statements and Supplementary Data:

—	Report of Independent Registered Public Accounting Firm

—	Consolidated Balance Sheets

—	Consolidated Statements of Operations

—	Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

—	Consolidated Statements of Cash Flows

—	Notes to Consolidated Financial Statements

2.	Financial statement schedules: None.

3.	List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.3	Certificate of Decrease of Series A Convertible Preferred Stock		10-Q	May 16, 2022	001-15543
3.4	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543
	Form of Series A Warrant.		8-K	June 21, 2024	001-15543
3.5	Certificate of Designation of the Rights, Powers, Preferences, Privileges, and Restrictions, of the Series D Convertible Preferred Stock of Palatin Technologies, Inc.		8-K	June 13, 2025	001-15443
3.6	Certificate of Amendment to Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 6, 2025.		8-K	August 8, 2025	001-15543
4.1	Form of Series I Common Stock Purchase Warrant.		8-K	June 13, 2025	001-15543
4.2	Form of Series F Common Warrant.		8-K	May 8, 2025	001-15543
4.3	Form of Series G Common Warrant.		8-K	May 8, 2025	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.4	Form of Series H Common Warrant.		8-K	May 8, 2025	001-15543
4.5	Form of Pre-Funded Warrant.		S-1	March 31, 2025	333-286280
4.6	Form of Common Warrant.		S-1	March 31, 2025	333-286280
4.7	Form of Pre-Funded Warrant.		8-K	February 10, 2025	001-15543
4.8	Form of Private Warrant.		8-K	February 10, 2025	001-15543
4.9	Form of Series C Warrant.		8-K	December 16, 2024	001-15543
4.10	Form of Series D Warrant.		8-K	December 16, 2024	001-15543
4.11	Form of Series B Warrant.		8-K	June 21, 2024	001-15543
4.12	Form of February 1, 2024 Private Warrant.		8-K	February 1, 2024	001-15543
4.13	Form of February 1, 2024 Placement Agent Warrant.		8-K	February 1, 2024	001-15543
4.14	Form of January 24, 2024 Amendment to the Placement Agent Warrants issued on November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.15	Form of January 24, 2024 Amendment to the Private Warrants issued to the Investor of November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.16	Form of October 24, 2023 Private Warrant.		8-K	October 24, 2023	001-15543
4.17	Form of October 24, 2023 Placement Agent Warrant.		8-K	October 24, 2023	001-15543
4.18	Form of October 24, 2023 Pre-Funded Warrant.		8-K	October 24, 2023	001-15543
4.19	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.20	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.21	Form of Pre-Funded Warrant.		8-K	November 2, 2022	001-15543
4.22	Form of Common Warrant.		8-K	November 2, 2022	001-15543
4.23	For of Placement Agent Warrant.		8-K	November 2, 2022	001-15543
4.24	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.25	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.26	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.27	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.28	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.29	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.30	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.31	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.32	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.33	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.34	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended, restated and adopted by the stockholders on June 20, 2023.		10-K	September 30, 2024	001-15543
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.		S-3	August 17, 2018	333-226905
10.22

Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.

			8-K	July 7, 2015	001-15543
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.27†	Employment Agreement, effective as of July 1, 2022, between Carl Spana and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.28†	Employment Agreement, effective as of July 1, 2022, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543
10.32	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.33†††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.34	Equity Distribution Agreement, dated April 12, 2023, between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	April 12, 2023	001-15543
10.35	Form of Securities Purchase Agreement, dated October 20, 2023, between the Company and the Purchasers named therein.		8-K	October 24, 2023	001-15543
10.36	Asset Purchase Agreement entered into December 19, 2023, between the Company and Cosette Pharmaceuticals, Inc.		10-Q	February 14, 2024	001-15543
10.37	Form of Securities Purchase Agreement, dated January 29, 2024, between the Company and the Purchasers named therein.		8-K	February 1, 2024	001-15543
10.38	Inducement Letter, dated June 20, 2024.		8-K	June 21, 2024	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
19	Palatin Technologies, Inc. Insider Trading and Securities Law Compliance Policy.		10-K	September 30, 2024	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1§	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2§	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Palatin Technologies, Inc. Compensation Recovery Policy (Clawback Policy).		10-K	September 30, 2024	001-15543
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).	X

___________________

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

Date: September 23, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 23, 2025
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 23, 2025
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairperson and Director	September 23, 2025
John K. A. Prendergast

/s/ AlanW. Dunton	Director	September 23, 2025
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 23, 2025
Arlene M. Morris

