Form 10-Q
period 2025-09-30
PALATIN TECHNOLOGIES INC
filed 2025-11-14
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

103 Carnegie Center Drive, Suite 300 Princeton, New Jersey	08852
(Address of principal executive offices)	(Zip Code)

(609) 495‑2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PTN1	NYSE American

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (November 12, 2025): 1,702,675

1 Palatin Technologies, Inc. (the “Company”) had received a notice from the NYSE American LLC “(NYSE American”) stating that the NYSE Regulation has determined that the Company was no longer suitable for listing pursuant to Section 1003(f)(v) of the NYSE American Company Guide due to the low selling price of the Company’s common stock. NYSE American commenced delisting proceedings in connection with the foregoing determination, and trading in the Company’s common stock was suspended on May 7, 2025, and was subsequently traded on the OTCQB® Venture Market under the symbol “PTNT”.  Effective before opening of the NYSE American on November 12, 2025, trading in the Company’s common stock on the NYSE American under the symbol “PTN” was reinstated.

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

In this Quarterly Report on Form 10-Q (this “Quarterly Report”) references to “we,” “our,” “us,” the “Company” or “Palatin” mean Palatin Technologies, Inc. and its subsidiary.

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward-looking statements:

•	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

•	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

•	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

•	whether Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin intellectual property to first-in-class melanocortin receptor-targeted peptides developed by Palatin, will be able to successfully develop a product for the treatment of retinal diseases, including diabetic retinopathy;

•	whether Cosette Pharmaceuticals, Inc. (“Cosette”), which acquired our Vyleesi® (the trade name for bremelanotide for treatment of hyperactive sexual desire disorder in premenopausal women) product in December 2023, will have sufficient sales to generate significant milestone payments under our purchase agreement with Cosette;

•	the results of clinical trials and the timing of regulatory submissions with our late-stage products, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which entered Phase 2 in the second quarter of calendar year 2024 and reported positive topline date in the first quarter of calendar year 2025; a novel once-weekly melanocortin receptor-4 (“MC4R”) peptide agonist for obesity indications, with an Investigational New Drug (“IND”) filing projected in the first quarter of calendar year 2026; PL7737, an oral small molecule MC4R agonist, with an IND filing projected in the first quarter of calendar year 2026; PL9643, an MCR agonist for dry eye disease, which successfully completed a Phase 3 clinical trial with a second Phase 3 clinical trial targeted for the first half of calendar year 2026; PL8177, an oral peptide formulation for treatment of ulcerative colitis, which reported positive topline data in a Phase 2 clinical trial proof-of-concept trial in the first quarter of 2025; and an MC4R agonist for diabetic nephropathy, which reported positive topline date in the fourth quarter of 2024;

•	estimates of our expenses, future revenue and capital requirements;

•	our ability to achieve profitability;

•	our ability to advance product candidates into, and successfully complete, clinical trials;

•	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

•	the timing or likelihood of regulatory filings and approvals;

•	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

•	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

•	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

•	our ability to recognize the potential value of our licensing arrangements with third parties;

•	the potential to achieve revenues from the sale of our product candidates;

•	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

•	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

•	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

•	our compliance with federal and state laws and regulations;

•	the timing and costs associated with obtaining regulatory approval for our product candidates;

•	the impact of fluctuations in foreign exchange rates;

•	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine or conflicts in the Middle East, and any resulting effects on our revenue, financial condition, or results of operations;

•	the impact of legislative or regulatory healthcare reforms in the United States;

•	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

•	our ability to remain listed on the NYSE American stock exchange.

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Balance Sheets
(unaudited)

	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,273,083	$2,564,265
Accounts Receivable	6,886,441	-
Other receivables	19,786	29,468
Prepaid expenses and other current assets	190,468	325,695
Total current assets	8,369,778	2,919,428

Property and equipment, net	115,057	129,444
Right-of-use assets - operating leases	129,825	161,166
Other assets	-	56,916
Total assets	$8,614,660	$3,266,954

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$7,405,849	$6,998,806
Accrued expenses	679,966	881,412
Short-term operating lease liabilities	132,446	129,812
Total current liabilities	8,218,261	8,010,030

Long-term operating lease liabilities	-	33,969
Total liabilities	8,218,261	8,043,999

Commitments and contingencies (Note 10)

Stockholders’ deficiency:
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of September 30, 2025: issued and outstanding 4,030 shares as of September 30, 2025 and June 30, 2025	40	40
Series D Convertible: authorized 3,400 shares as of September 30, 2025: issued and outstanding 3,400 shares as of September 30, 2025 and June 30, 2025	34	34
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 973,291 shares as of September 30, 2025 and 929,597 shares as of June 30, 2025	9,734	9,296
Additional paid-in capital	454,782,956	454,287,484
Accumulated deficit	(454,396,365)	(459,073,899)
Total stockholders’ equity (deficiency)	396,399	(4,777,045)
Total liabilities and stockholders’ deficiency	$8,614,660	$3,266,954

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,
	2025	2024
REVENUES
Collaboration and license	$8,847,550	$-

OPERATING EXPENSES
Research and development	2,525,766	5,743,754
Selling, general and administrative	1,660,731	2,020,931
Total operating expenses	4,186,497	7,764,685

Income (Loss) from operations	4,661,053	(7,764,685)

OTHER INCOME (EXPENSE)
Investment income	18,483	78,576
Foreign currency transaction loss	-	(131,600)
Interest expense	(2,002)	(5,940)
Total other income (expense), net	16,481	(58,964)

NET INCOME (LOSS)	$4,677,534	$(7,823,649)

Basic net income (loss) per common share	$4.81	$(19.71)

Diluted net income (loss) income per common share	$4.26	$(19.71)

Weighted average number of common shares outstanding used in computing basic net income (loss) per common share	971,650	396,909

Weighted average number of common shares outstanding used in computing diluted net income (loss) income per common share	1,098,490	396,909

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
(unaudited)

Three Months Ended September 30, 2025
	Stockholders' Equity (Deficiency)
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2025	4,030	$40	3,400	$34	929,597	$9,296	$454,287,484	$(459,073,899)	$(4,777,045)
Stock-based compensation	-	-	-	-	-	-	167,710	-	167,710
Warrant excercises	-	-	-	-	43,759	438	327,762	-	328,200
Fractional shares	-	-	-	-	(65)	-	-	-	-
Net income	-	-	-	-	-	-	-	4,677,534	4,677,534
Balance September 30, 2025	4,030	40	3,400	34	973,291	9,734	454,782,956	(454,396,365)	396,399

Three Months Ended September 30, 2024
	Stockholders' Deficiency
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	4,030	$40	-	-	17,926,640	$179,266	$441,475,747	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	-	-	232,941	2,329	346,694	-	349,023
Withholding taxes related to restricted stock units	-	-	-	-	(54,691)	(547)	(98,935)	-	(99,482)
Shares released from abeyance	-	-	-	-	1,443,277	14,433	(14,433)	-	-
Net loss	-	-	-	-	-	-	-	(7,823,649)	(7,823,649)
Balance September 30, 2024	4,030	40	-	-	19,548,167	195,481	441,709,073	(449,590,199)	(7,685,605)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.
and Subsidiary
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,677,534	$(7,823,649)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	14,387	80,790
Decrease in right-of-use asset	31,341	89,198
Unrealized foreign currency transaction loss	-	131,600
Stock-based compensation	167,711	349,023
Changes in operating assets and liabilities:
Accounts receivable	(6,886,441)	-
Other receivables	9,682	-
Prepaid expenses and other assets	192,143	13,837
Accounts payable	407,043	(152,901)
Accrued expenses	(201,447)	388,246
Operating lease liabilities	(31,335)	(92,357)
Net cash used in operating activities	(1,619,382)	(7,016,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	-	(99,482)
Payment of finance lease obligations	-	(27,487)
Proceeds from exercise of warrants	328,200	-
Net cash provided by (used in) financing activities	328,200	(126,969)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,291,182)	(7,143,182)

CASH AND CASH EQUIVALENTS, beginning of period	2,564,265	9,527,396

CASH AND CASH EQUIVALENTS, end of period	$1,273,083	$2,384,214

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,002	$10,882

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

Melanocortin Receptor System. The MCR system has effects on food intake, metabolism, sexual function, inflammation, and immune system responses. There are five melanocortin receptors, MC1R through MC5R. Modulation of these receptors, through use of receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which block receptor function, can have significant pharmacological effects.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of September 30, 2025 of $454,396,365 and net income for the three months ended September 30, 2025 of $4,677,534. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of September 30, 2025, the Company’s cash and cash equivalents were $1,273,083 and current liabilities were $8,218,261. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1R and MC4R programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on the Company’s available cash and cash equivalents as of September 30, 2025, of $1,273,083 and approximately $5,400,000 in cash received during October 2025 in conjunction with the agreement with Boehringer Ingelheim, and approximately $16,900,000 in net proceeds from a public offering which closed on November 12, 2025, management has concluded that the prior conditions and events raising substantial doubt about the Company’s ability to continue as a going concern no longer exist as of the date these financial statements are issued. Based on the company's  operating and development plan, The Company expects that its existing cash and cash equivalents as of the date of this filing will be sufficient to enable it to fund operations through the next twelve months following the issuance of the financial statements.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in one investment account sponsored by a large financial institution. The Company’s revenue and accounts receivable are generated by one customer.

(2) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three months ended September 30, 2025, may not necessarily be indicative of the results of operations expected for the full fiscal year.

The accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”), which includes consolidated financial statements as of June 30, 2025 and 2024 and for the fiscal years then ended.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $948,939 and $2,286,603 in a money market account at September 30, 2025 and June 30, 2025, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, and accounts payable. Management believes that the carrying values of cash equivalents, accounts receivable, and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalents balances have exceeded balances insured by the Federal Depository Insurance Company.

Segment Information - The Chief Operating Decision Maker (the “CODM”) assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

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

Research, development and regulatory milestone payments are considered variable consideration subject to constraint and excluded from the transaction price until it is probable that a significant reversal will not occur. At each reporting period, the Company will assess whether there is still significant uncertainty associated with the variable consideration and revenue relating to the milestones recorded in the period where the significant uncertainty is resolved.

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

The Company recognizes revenue for  research and development services under customer agreements as the services are performed. The Company records these services as revenue and not as a reduction of research and development expenses as the Company is the principal in the research and development activities based upon its control of such activities, which is part of its ordinary activities.

Research, development and regulatory milestone payments are generally due 30 business days after the milestone is achieved. Sales milestone payments are generally due 45 business days after the calendar year in which the sales milestone is achieved. Royalty payments are generally due on a quarterly basis 20 business days after being invoiced.

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

Notes to Consolidated Financial Statements

The following table is a reconciliation of net (loss) income and the shares used in calculating basic and diluted net (loss) income per common share for the three months ended September 30, 2025 and 2024:

	Three Months ended September 30,
	2025	2024

Net income (loss)	$4,677,534	$(7,823,649)

Denominator:
Weighted average common shares - Basic	971,650	396,909

Effect of dilutive shares:
Common stock equivalents arising from stock options, warrants and conversion of preferred stock	126,840	-
Restriced stock units	-	-
Weighted average common shares - Diluted	1,098,490	396,909

Net (loss) income per common share:
Basic	$4.81	$(19.71)
Diluted	$4.26	$(19.71)

For the three months ended September 30, 2024, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three months ended September 30, 2024 was 222,118.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 9,980 and 5,594 vested restricted stock units that had not been issued as of September 30, 2025 and 2024 due to a provision in the restricted stock unit agreements to delay delivery.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures. This ASU requires that a public entity provide additional segment disclosures on an interim and annual basis. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements, unless impracticable. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance for the year ended June 30, 2025.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(5) AGREEMENT WITH BOEHRINGER INGLEHEIM

On August 14, 2025, the Company entered into a Research Collaboration, License and Patent Assignment Agreement (the “Assignment Agreement”) with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim” or “BI”) to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides developed by the Company for the treatment of retinal diseases, including diabetic retinopathy.

Under the terms of the Assignment Agreement, the Company assigned certain patent rights and provided a license to Boehringer Ingelheim (the “Assigned Patents”), and the Company will conduct research services on behalf of with Boehringer Ingelheim at Boehringer Ingelheim’s expense focused on development during a two-year period, which Boehringer Ingelheim has the right to extend by up to six months. The Company retains an exclusive, fully-paid license to PL9643 for treatment of dry eye disease. The Company determined that two performance obligations exist under the Assignment Agreement (i) Patents and license assignment and (ii) Research and development services.

The Patents and license assignment performance obligation relates to intellectual property that is distinct from other performance obligations identified in the arrangement. The consideration received for this performance obligation includes both fixed cash consideration and variable consideration subject to constraint. During the three months ended September 30, 2025, the Company recorded $2,340,000 in revenue related to the assignment and transfer of the patents and license to BI for which BI can benefit and use. The Company received approximately $2,000,000 of cash related to the upfront payment as the cash received was net of foreign withholding taxes which were recognized in accounts receivable at September 30, 2025 as the Company expects to receive a refund during FY 2026. Additionally, during the three months ended September 30, 2025, the Company was notified that BI had successfully completed the first research milestone and accordingly the Company recorded $6,490,000 of revenue during the quarter. In October 2025, the Company received approximately $5,400,000 of cash related to the achievement of this milestone as the cash received was net of foreign withholding taxes that the Company expects to receive as a refund during FY 2026. Variable consideration related to the remaining future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. The Company may receive up to $21,200,000 in near-term research milestone payments and up to $307,000,000 in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of products.

The research and development services performance obligation relates to specific research activities during the research term, and BI will reimburse the Company for these activities at a Full-Time Equivalent (“FTE”) rate of €300,000 (approximately $346,341) per year per FTE, up to 3.25 FTEs, inclusive of direct labor, supplies, and allocated overhead. The Company will invoice BI for actual hours worked, and BI is obligated to pay within contractually defined timelines. During the three months ended September 30, 2025, the Company recorded $17,550 of revenue for research and development services performed.

During the three months ended September 30, 2025, the Company recorded $8,847,550 of revenue related to the Assignment Agreement, which consisted of the upfront payment for the Assigned Patents, the achievement of a research milestone during September 2025, and FTE related reimbursements as follows:

Three Months Ended September 30, 2025

License and assignment of intellectual property	$2,340,000
Research, development and regulatory milestones achieved	6,490,000
FTE Reimbursements for research and development services	17,550
Total	$8,847,550

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(6) ASSET PURCHASE AGREEMENT / RELEASE AND SETTLEMENT AGREEMENT

On December 19, 2023, the Company entered into an Asset Purchase Agreement (the “Cosette Agreement”) with Cosette pursuant to which Cosette acquired from the Company worldwide rights to Vyleesi®.

Under the terms of the Cosette Agreement, the Company sold certain assets (the “Purchased Assets”) to Cosette, comprising the exclusive right to market and sell Vyleesi for the treatment of hypoactive sexual desire disorder in women, and transferred or assigned contracts relating to manufacturing and distribution of Vyleesi and transferred or assigned the license agreement entered into on September 6, 2017 with Shanghai Fosun Pharmaceutical Industrial Development Co. Ltd. for exclusive rights to commercialize Vyleesi in China and the license agreement entered into on November 21, 2017 with Kwangdong Pharmaceutical Co., Ltd. for exclusive rights to commercialize Vyleesi in Korea, provided that the Company retains the right to receive a $3,000,000 milestone payment based on the first commercial sale in Korea. The Purchased Assets include applicable intellectual property pertaining to the marketing and sale of Vyleesi, including patents, patent applications, trademarks and copyrights. The Company received an upfront purchase price of $9,500,000, $2,500,000 payable upon the settlement of certain purchase commitments, which was received November 1, 2024, and may receive sales-based milestone payments of up to $159,000,000.

On June 5, 2025, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Cosette pursuant to which the Cosette resolved all outstanding obligations and commercialization covenants related to such sales-based milestone payments and purchase commitments by remitting a single lump sum payment of $630,000 and the assumption of outstanding manufacturing and supply purchase commitments, with the Company retaining the right to receive 20% of a $3,000,000 milestone payment based on the first commercial sale in Korea, in full satisfaction and release of all such future obligations. As a result, the Company recorded a gain on the sale of Vyleesi of $3,130,000 and a gain on purchase commitments of $2,117,900, for the fiscal year ended June 30, 2025.

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30,	June 30,
	2025	2025
Clinical / regulatory costs	$37,086	$24,080
Insurance premiums	78,253	86,043
Other	75,129	215,572
	$190,468	$325,695

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
September 30, 2025:
Cash equivalents - Money market funds	$948,939	$948,939	$-	$-
June 30, 2025:
Cash equivalents - Money market funds	$2,286,603	$2,286,603	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(9) ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30	June 30,
	2025	2025
Clinical / regulatory costs	$385,299	$282,761
Other research related expenses	27,475	86,372
Professional Services	93,643	323,510
Other	173,549	188,769
	$679,966	$881,412

(10) COMMITMENTS AND CONTINGENCIES

Inventory Purchases – The Company had certain supply agreements with manufacturers and suppliers, including Catalent Belgium S.A (“Catalent”), Ypsomed AG (“Ypsomed”), and Lonza Ltd (“Lonza”), all of which have been transferred to Cosette. On June 5, 2025, the Company entered into the Settlement Agreement with Cosette pursuant to which Cosette released the Company from all outstanding obligations and commercialization covenants. As a result, the Company recorded a gain on purchase commitments of $2,117,900 which represented the Company’s remaining purchase commitment liabilities.

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

On February 13, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint names the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages and the award of warrants allegedly due under the parties’ agreement. The breach of contract claims each relate to the engagement agreement entered into by the Company and Wainwright on or about January 29, 2024. On March 20, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. The Company is in discussions with Wainwright on a resolution to the lawsuit, but if no resolution is reached the Company plans to vigorously defend against the lawsuit and the action will proceed next to the discovery stage and for further proceedings.

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

(11) SEGMENT INFORMATION

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly provided to the Company’s Chief Financial Officer/Chief Operating Officer (the “CFO/COO”), its Chief Operating Decision Maker (the “CODM”).

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

	Three Months Ended September 30,
	2025	2024
Total Revenues	$8,847,550	$-
Less:
Program Spend	970,629	4,081,037
Personnel Costs	2,138,919	2,267,803
Administrative Costs (a)	1,076,949	1,415,845
Other Segment Items (b)	(16,481)	58,964
Segment net income (loss)	$4,677,534	$(7,823,649)

(a)	Contains depreciation and amortization which is disclosed in the consolidated financial statements
(b)	Other segement items include investment income, interest expense and foreign currency (gain)loss, which are disclosed in the consolidated financial statements.

(12) STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series D Convertible Preferred Stock - On June 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a private placement (the “June 2025 Private Placement”), (i) an aggregate of 3,400 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series D Preferred Stock”), initially convertible into up to 61,816 shares of the Company’s common stock (such shares underlying the Preferred Stock, the “Conversion Shares”), par value $0.01 per share at an initial conversion price of $5.50, and (ii) Series I common stock purchase warrants (the “Series I Warrants”) to purchase up to an aggregate of 123,636 shares of Common Stock (such shares underlying the Series I Warrants, the “Series I Warrant Shares”). The Series D Preferred Stock and Series I Warrants were sold at a combined offering price of $5.50 per share of Preferred Stock and accompanying Series I Warrants. The Purchasers in the June 2025 Private Placement consisted of Carl Spana, the Company’s President and Chief Executive Officer, Stephen T. Wills, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer, John K.A. Prendergast, a director on and Chairperson of the Company’s board of directors, and Alan W. Dunton, a director on the Company’s board of directors, who are all related parties of the Company. The Series D Preferred Stock has a dividend rate of 8% per annum, which when declared may, at the option of the Company, be paid in cash or can accrete and be added to the stated value of the Series D Preferred Stock. Subject to the rights of any class or series of stock senior to or equivalent to the Series D Preferred Stock , the Series D Preferred Stock shall be entitled to be paid in the event of liquidation, dissolution or winding up of the Company, out of available funds and assets, prior and in preference to any distribution on any junior stock, an amount per share equal to the then stated value of the Series D Preferred Stock and declared but unpaid dividends. Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. The June 2025 Private Placement closed on June 13, 2025. The gross proceeds from the June 2025 Private Placement, before deducting offering expenses, were $340,000.

Series A Convertible Preferred Stock - As of June 30, 2025, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2025, the Series A Conversion Price was $1,446.50, and each share of Series A Convertible Preferred Stock is convertible into approximately .07 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2025. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

On February 10, 2025, the Company entered into definitive agreements with a single healthcare focused institutional investor for the purchase and sale of 93,760 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering (the “ February 2025 RD Offering”) at a purchase price of $50.00 per share.

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

No proceeds were raised under the 2025 Sales Agreement during the three months ended September 30, 2025.

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

No proceeds were raised under the 2023 Equity Distribution Agreement during the three months ended September 30, 2025 and 2024.

Stock Warrants – During August 2025, investors exercised 43,759 Series G warrants at an exercise price of $7.50 per share. As a result, the Company received $328,199, and the investors received 43,759 Series H warrants at an exercise price of $11.25 per share.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

On December 13, 2024, the Company entered into a letter agreement (the “December 2024 Inducement Letter”) with a holder (the “December 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on June 24, 2024, with an initial exercise price of $94.00, and October 24, 2023, with an initial exercise price of $106.00 (the “December 2024 Existing Warrants”). To induce the exercise of a portion of the December 2024 Existing Warrants by the December 2024 Exercising Holder, the Company agreed to adjust the exercise price of such portion of the December 2024 Existing Warrants to $43.75. Pursuant to the December 2024 Inducement Letter, the December 2024 Exercising Holder agreed to exercise, for cash, the December 2024 Existing Warrants to purchase an aggregate of 78,153shares of common stock at the adjusted exercise price in exchange for the Company’s agreement to issue to the December 2024 Exercising Holder Series C common stock purchase warrants to purchase 78,153 shares of common stock (the “Series C Warrants”) and Series D common stock purchase warrants to purchase 39,076 shares of common stock (the “Series D Warrants” and together with the Series C Warrants, the “December 2024 Inducement Warrants,” and the shares issuable upon exercise of the December 2024 Inducement Warrants, the “December 2024 Inducement Warrant Shares”). The Company received aggregate gross proceeds of $3,419,219 from the exercise of the December 2024 Existing Warrants by the December 2024 Exercising Holder (the “December 2024 Warrant Inducement”). The incremental value of the December 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

As of September 30, 2025, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	1,333	$625.00	May 11, 2026
October 2022 Placement Agent Warrants	1,818	$343.75	October 31, 2027
October 2023 Placement Agent Warrants	2,358	$132.50	October 20, 2028
January 2024 Private Warrants	36,630	$273.00	February 1, 2028
January 2024 Placement Agent Warrants	1,831	$341.25	February 1, 2028
June 2024 Series B Warrants	37,712	$94.00	July 25, 2030*
December 2024 Series C Warrants	78,153	$43.75	December 17, 2029
December 2024 Series D Warrants	39,076	$43.75	July 25, 2030
February 2025 Series E Warrants	93,760	$50.00	August 12, 2030
May 2025 Series F Warrants	146,479	$15.00	May 8, 2030
May 2025 Series G Warrants	102,720	$7.50	May 8, 2027
May 2025 Series H Warrants	43,759	$11.25	**
June 2025 Series I Warrants	123,636	$5.50	July 25, 2030

* 5,228 expire June 24, 2029
** Expire 24 months following the intial exercise date

Stock Options – For the three months ended September 30, 2025, the Company recorded stock-based compensation related to stock options of $88,241. For the three months ended September 30, 2024, the Company recorded stock-based compensation related to stock options of $177,734.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2025	44,805	$302.00	7.3

Granted	-	-
Fractional shares	(14)
Forfeited	(103)	111.61
Exercised	-	-
Expired	(4,031)	487.56
Outstanding - September 30, 2025	40,657	$291.64	7.0	$-

Exercisable at September 30, 2025	21,690	$446.00	6.0	$-

Expected to vest at September 30, 2025	18,968	$115.50	8.2	$-

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

Restricted Stock Units – For the three months ended September 30, 2025, the Company recorded stock-based compensation related to restricted stock units of $79,470. For the three months ended September 30, 2024, the Company recorded stock-based compensation related to restricted stock units of $171,290.

A summary of restricted stock unit activity is as follows:

Outstanding at June 30, 2025	22,787
Granted	-
Forfeited	-
Vested	-
Expirations	(300)
Fractional shares	(9)
Outstanding at September 30, 2025	22,478

Included in outstanding restricted stock units in the table above are 9,987 vested shares that have not been issued as of September 30, 2025, due to a provision in the restricted stock unit agreements to delay delivery.

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

Notes to Consolidated Financial Statements

(13) SUBSEQUENT EVENTS

On October 1, 2025, the U.S. government shut down and certain regulatory agencies have had to furlough critical government employees and stop critical activities. As of the date hereof, the SEC remains closed and is not reviewing any registration statement or declaring any registration statement effective. On October 17, 2025, the Company filed Amendment No. 2 to its registration statement on Form S-1 (File No. 333-290641) which the Company originally filed on October 1, 2025, as further amended on October 1, 2025 (the “Registration Statement”), for the purpose of, among other things, including language provided by Rule 473(b) under the Securities Act for the automatic effectiveness of the Registration Statement 20 calendar days following the filing of the Amendment No. 2. On November 6, 2025, the Registration Statement became effective in accordance with the foregoing schedule.

On November 5, 2025, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (the “Underwriting Agreement”) relating to the Company’s public offering of 2,430,769 shares of common stock (or pre-funded warrants in lieu thereof) together with Series J warrants to purchase up to 2,430,769 shares of common stock (the “Series J Warrants”), and Series K warrants to purchase up to 2,430,769 shares of common stock (the “Series K Warrants”) at a combined public offering price of $6.50 per share of common stock and accompanying Series J and Series K Warrants (the “November 2025 Offering”). The underwriters also had an option to purchase up to an additional 364,614 shares of the Company’s common stock and associated Series J and K Warrants on the same terms and conditions.

Each Series J Warrant has an exercise price of $6.50 per share and is immediately exercisable. The Series J Warrants expire on the earlier of (i) the eighteen-month anniversary of the original issuance date or (ii) on the 31st calendar day following the date that the Company receives the U.S. Food and Drug Administration (“FDA”) acceptance of the Company’s Investigational New Drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule) (the “FDA Exercise Period”). Each Series K Warrant has an exercise price of $8.125 per share and is immediately exercisable. The Series K Warrants expires on the five-year anniversary of the original issuance date, however, if a holder’s Series J Warrants have not been terminated in accordance with their terms prior to the expiration of the FDA Exercise Period, such holder’s Series K Warrants will terminate automatically upon the earlier of the (i) eighteen-month anniversary of the original issuance date of the Series J Warrants or (ii) the expiration of the FDA Exercise Period and prior to the five-year anniversary of the issuance of the Series K Warrant.

The gross proceeds to the Company from the November 2025 Offering, before deducting the underwriting discounts and commissions and offering expenses, were approximately $18,200,000, including the exercise by the underwriters to purchase an additional 364,615 shares of the Company’s common stock and associated Series J and K Warrants. The pre-funded warrants are exercisable at a nominal exercise of $0.0001 per share until exercised in full and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock. The November 2025 Offering closed on November 12, 2025, and was subject to the satisfaction of customary closing conditions.

On November 12, 2025, the Company regained compliance with NYSE American listing standards, and the Company’s common stock recommenced trading on the NYSE American stock exchange under the symbol “PTN”.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this report and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2025.

The following discussion and analysis contain forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Quarterly Report immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in this Quarterly Report and our Annual Report on Form 10-K for the year ended June 30, 2025, as well as any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2025, have not changed during the three months ended September 30, 2025. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

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

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was being marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement between them for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). The AMAG License Agreement was terminated effective July 24, 2020, and we commenced marketing Vyleesi in North America. As disclosed in Note 6 to the Consolidated Financial Statements, effective December 19, 2023, Cosette acquired all rights to Vyleesi.

In August 2025, as disclosed in Note 5 to the Consolidated Financial Statements, we entered into a Research Collaboration, License and Patent Assignment Agreement with Boehringer-Ingelheim International GmbH (“Boehringer Ingelheim”) to research, develop and commercialize first-in-class melanocortin receptor-targeted peptides we developed for the treatment of retinal diseases, including diabetic retinopathy.

Our new product development activities focus on obesity, including co-administration of bremelanotide with tirzepatide, a GLP-1 agonist for treatment of obesity, which has completed Phase 2 in the fourth quarter of calendar year 2024, with topline results expected in the first quarter of calendar year 2025 announced in March 2025, in which co-administration demonstrated an increased weight loss over tirzepatide alone; and secondarily on ocular indications, including PL9643, an ophthalmic peptide solution for dry eye disease (“DED”), which completed Phase 3 clinical trials and announced top line results from the first Phase 3 clinical trial in the first quarter of calendar year 2024; ulcerative colitis, including PL8177, an oral peptide formulation, which entered Phase 2 ulcerative colitis clinical trials in the third quarter of calendar year 2022 and announced topline results in March 2025, with one-third of patients dosed with PL8177 achieving clinical remission while the placebo group saw no clinical remission is expected to report topline results later this quarter. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products for ocular conditions, including PL9643, through development, approval and commercialization.

Pipeline Overview

The following chart illustrates the status of our drug development programs.

Our Strategy

Key elements of our business strategy include:

•	Maintaining a team to create, develop and commercialize MCR products addressing unmet medical needs;

•	Entering into strategic alliances and partnerships with pharmaceutical companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing;

•	Partially funding our product development programs with the cash flow generated from the sale of Vyleesi to Cosette, our agreement with Boehringer Ingelheim and existing license agreements, as well as any future research, collaboration, or license agreements; and

•	Completing development and seeking regulatory approval of certain of our other product candidates.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 103 Carnegie Center Drive, Suite 300 Princeton, New Jersey 08852, and our telephone number is (609) 495-2200. We maintain an Internet site, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Quarterly Report on Form 10-Q. The reference to our website is an inactive textual reference only.

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

Three Months Ended September 30, 2025, Compared to the Three Months Ended September 30, 2024:

Revenues – For the three months ended September 30, 2025, we recognized $8,847,550 in collaboration and license revenue compared to $0 for the three months ended September 30, 2024. The increase in collaboration and license revenue is related to the BI Agreement which consisted of an upfront payment, the achievement of a research milestone, and FTE related reimbursements.

Research and Development – Research and development expenses were $2,525,766 for the three months ended September 30, 2025, compared to $5,743,754 for the three months ended September 30, 2024. The decrease was primarily related to a decrease in spending on our MCR programs.

Research and development expenses related to our MCR programs were $970,629 for the three months ended September 30, 2025, compared to $4,081,037 for the three months ended September 30, 2024. The decrease was primarily related to a decrease in spending on our MCR programs.

The amounts of project spending above exclude general research and development spending which was $1,554,137 for the three months ended September 30, 2025 compared to $1,662,718 for the three months ended September 30, 2024. The decrease is primarily attributable to a decrease in compensation-related expenses.

Cumulative spending from inception to September 30, 2025, was approximately $311,900,000 on our Vyleesi program and approximately $251,400,000 on all our other programs (which include PL3994, melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2025, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

Selling, General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $1,660,731 for the three months ended September 30, 2025, compared to $2,020,931 for the three months ended September 30, 2024. The decrease is a result of decreased compensation costs.

Other Income (Expense) –Total other income (expense), net was $16,481 for the three months ended September 30, 2025, compared to $(58,964) for the three months ended September 30, 2024. The increase was a result of foreign currency transaction losses incurred during the three months ended September 30, 2024 and a decrease interest expense offset by a decrease in investment income.

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

During the three months ended September 30, 2025, net cash used in operating activities was $1,619,382 compared to $7,016,213 for the three months ended September 30, 2024. The decrease was primarily related to license and produce revenue recognized during the three months ended September 30, 2025.

During the three months ended September 30, 2025, net cash provided by financing activities was $328,200 which consisted of proceeds from the exercise of warrants. During the three months ended September 30, 2024, net cash used in financing activities was $126,969, which consisted $99,482 for payment of withholding taxes related to restricted stock units and $27,487 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to advance our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of September 30, 2025, our cash and cash equivalents were $1,273,083, and our current liabilities were $8,218,261.

Current liabilities include short-term lease obligations in an aggregate amount of $132,446.

There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

We intend to utilize existing capital resources for general corporate purposes and working capital requirements, including preclinical and clinical development of our MC1R and MC4R programs, and development of other portfolio products.

Based on the Company’s available cash and cash equivalents as of September 30, 2025, of $1,273,083 approximately $5,400,000 in cash received during October 2025 in conjunction with the agreement with Boehringer Ingelheim, and approximately $16,900,000 in net proceeds from a public offering in November, 2025, we have concluded that the prior conditions and events raising substantial doubt about our ability to continue as a going concern no longer exist as of the date our consolidated financial statements are issued. Based on our current operating and development plans, we expect that our existing cash and cash equivalents as of the date of this filing will be sufficient to enable us to fund operations through the next twelve months following the issuance of the financial statements.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, current economic conditions (including current economic uncertainty, high interest rates, rising inflation, tariffs, and the potential for local and/or global economic recession) may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2026 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than set forth below, there have been no material changes to our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended June 30, 2025.

Inadequate funding for the FDA, the SEC and other U.S. government agencies leading to government shut downs or other disruptions to these agencies’ staffing and operations could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our operations.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government funding, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, including in October 2025, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, the current or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs or continues to occur, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended September 30, 2025, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543

3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543

3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543

3.5	Certificate of Designation of the Rights, Powers, Preferences, Privileges, and Restrictions, of the Series D Convertible Preferred Stock of Palatin Technologies, Inc.		8-K	June 13, 2025	001-15543

3.6	Certificate of Amendment to Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 6, 2025.		8-K	August 8, 2025	001-15543

4.1	Form of Pre-Funded Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

4.2	Form of Series E Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

10.1†	Employment Agreement, dated September 19, 2025, between Carl Spana and Palatin Technologies, Inc.		10-K	September 23, 2025	001-15543

10.2†	Employment Agreement, dated September 19, 2025, between Stephen T. Wills and Palatin Technologies, Inc.		10-K	September 23, 2025	001-15543

10.3	Research Collaboration, License and Patent Assignment Agreement, dated August 14, 2025, between Boehringer Ingelheim International GMBH and Palatin Technologies, Inc.	X

31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: November 14, 2025	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: November 14, 2025	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

