Form 10-Q
period 2025-12-31
PALATIN TECHNOLOGIES INC
filed 2026-02-17
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Carnegie Center Drive, Suite 304 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(609) 495-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PTN	NYSE American

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (February 13, 2026): 1,772,199

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward-looking statements:

●	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

●	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

●	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

●	whether Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin intellectual property to first-in-class melanocortin receptor-targeted peptides developed by Palatin, will be able to successfully develop a product for the treatment of retinal diseases, including diabetic retinopathy;

●	the results of further development, clinical trials and the timing of regulatory submissions with our late-stage products, including PL7737, an oral small molecule MC4R agonist, with an IND filing projected in the first half of calendar year 2026; a novel once-weekly melanocortin receptor-4 (“MC4R”) peptide agonist for obesity indications, with an Investigational New Drug (“IND”) filing projected in the second half of calendar year 2026; PL8177, an oral peptide formulation for treatment of ulcerative colitis, which reported positive topline data in a Phase 2 clinical trial proof-of-concept trial in the first quarter of 2025; and an MC4R agonist for diabetic nephropathy, which reported positive topline date in the fourth quarter of 2024;

●	estimates of our expenses, future revenue and capital requirements;

●	our ability to achieve profitability;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

●	the timing or likelihood of regulatory filings and approvals;

●	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

●	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

●	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

●	our ability to recognize the potential value of our licensing arrangements with third parties;

●	the potential to achieve revenues from the sale of our product candidates;

●	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

●	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

ii

●	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

●	our compliance with federal and state laws and regulations;

●	the timing and costs associated with obtaining regulatory approval for our product candidates;

●	the impact of fluctuations in foreign exchange rates;

●	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine or conflicts in the Middle East, and any resulting effects on our revenue, financial condition, or results of operations;

●	the impact of legislative or regulatory healthcare reforms in the United States;

●	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

●	our ability to remain listed on the NYSE American stock exchange.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$14,476,162	$2,564,265
Accounts Receivable	1,636,325	-
Other receivables	-	29,468
Prepaid expenses and other current assets	1,354,992	325,695
Total current assets	17,467,479	2,919,428

Property and equipment, net	113,485	129,444
Right-of-use assets - operating leases	346,764	161,166
Other assets	-	56,916
Total assets	$17,927,728	$3,266,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$5,453,080	$6,998,806
Accrued expenses	659,841	881,412
Short-term operating lease liabilities	219,727	129,812
Total current liabilities	6,332,648	8,010,030

Long-term operating lease liabilities	129,061	33,969
Total liabilities	6,461,709	8,043,999

Commitments and contingencies (Note 10)

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of December 31, 2025: issued and outstanding 4,030 shares as of December 31, 2025 and June 30, 2025	40	40
Series D Convertible: authorized 3,400 shares as of December 31, 2025: issued and outstanding 3,400 shares as of December 31, 2025 and June 30, 2025	34	34
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 1,757,199 shares as of December 31, 2025 and 929,597 shares as of June 30, 2025	17,572	9,296
Additional paid-in capital	473,108,599	454,287,484
Accumulated deficit	(461,660,226)	(459,073,899)
Total stockholders’ equity (deficiency)	11,466,019	(4,777,045)
Total liabilities and stockholders’ equity (deficiency)	$17,927,728	$3,266,954

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
REVENUES
Collaboration and license	$116,036	$-	$8,963,586	$-

OPERATING EXPENSES
Research and development	4,319,767	3,429,479	6,845,533	9,173,233
General and administrative	3,124,817	1,681,844	4,785,548	3,702,775
Gain on sale of Vyleesi	-	(2,500,000)	-	(2,500,000)
Total operating expenses	7,444,584	2,611,323	11,631,081	10,376,008

Loss from operations	(7,328,548)	(2,611,323)	(2,667,495)	(10,376,008)

OTHER INCOME (EXPENSE)
Investment income	65,185	29,044	83,668	107,620
Foreign currency transaction gain	-	143,600	-	12,000
Interest expense	(498)	(3,803)	(2,500)	(9,743)
Total other income (expense), net	64,687	168,841	81,168	109,877
NET LOSS	$(7,263,861)	$(2,442,482)	$(2,586,327)	$(10,266,131)

Basic and diluted net loss per common share	$(2.86)	$(5.92)	$(1.47)	$(25.36)

Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	2,539,632	412,697	1,755,641	404,799

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(unaudited)

Three Months Ended December 31, 2025

	Stockholders’ Equity (Deficiency)
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2025	4,030	$40	3,400	$34	973,291	$9,734	$454,782,956	$(454,396,365)	$396,399
Stock-based compensation	-	-	-	-	6,456	64	310,675	-	310,739
Withholding taxes related to restricted stock units	-	-	-	-	(1,530)	(15)	(19,429)		(19,444)
Equity financing, net of costs	-	-	-	-	659,384	6,594	16,904,860	-	16,911,454
Warrant excercises	-	-	-	-	119,598	1,195	1,129,537	-	1,130,732
Net loss	-	-	-	-	-	-	-	(7,263,861)	(7,263,861)
Balance December 31, 2025	4,030	40	3,400	34	1,757,199	17,572	473,108,599	(461,660,226)	11,466,019

Six Months Ended December 31, 2025

	Stockholders’ Equity (Deficiency)
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2025	4,030	$40	3,400	$34	929,597	$9,296	$454,287,484	$(459,073,899)	$(4,777,045)
Stock-based compensation	-	-	-	-	6,456	64	478,387	-	478,451
Withholding taxes related to restricted stock units	-	-	-	-	(1,530)	(15)	(19,429)	-	(19,444)
Equity financing, net of costs	-	-	-	-	659,384	6,594	16,904,860	-	16,911,454
Warrant excercises	-	-	-	-	163,357	1,633	1,457,297	-	1,458,930
Fractional shares	-	-	-	-	(65)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(2,586,327)	(2,586,327)
Balance December 31, 2025	4,030	40	3,400	34	1,757,199	17,572	473,108,599	(461,660,226)	11,466,019

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Stockholders’ Deficiency

(unaudited)

Three Months Ended December 31, 2024

	Stockholders’ Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance September 30, 2024	4,030	$40	19,548,167	$195,481	$441,709,073	$(449,590,199)	$(7,685,605)
Stock-based compensation	-	-	-	-	348,955	-	348,955
Warrant exercises	-	-	3,907,679	39,077	3,358,946	-	3,398,023
Net loss	-	-	-	-	-	(2,442,482)	(2,442,482)
Balance December 31, 2024	4,030	40	23,455,846	234,558	445,416,974	(452,032,681)	(6,381,109)

Six Months Ended December 31, 2024

	Stockholders’ Deficiency
	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	4,030	$40	17,926,640	$179,266	$441,475,747	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	232,941	2,329	695,649	-	697,978
Withholding taxes related to restricted stock units	-	-	(54,691)	(547)	(98,935)	-	(99,482)
Shares released from abeyance			1,443,277	14,433	(14,433)		-
Warrant exercises	-	-	3,907,679	39,077	3,358,946	-	3,398,023
Net loss	-	-	-	-	-	(10,266,131)	(10,266,131)
Balance December 31, 2024	4,030	40	23,455,846	234,558	445,416,974	(452,032,681)	(6,381,109)

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,586,327)	$(10,266,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,775	152,620
Decrease in right-of-use asset	63,120	179,677
Unrealized foreign currency transaction loss	-	(12,000)
Stock-based compensation	478,451	697,978
Gain on sale of Vyleesi	-	(2,500,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,636,325)	-
Other receivables	29,468	-
Prepaid expenses and other assets	(972,381)	(10,841)
Accounts payable	(1,545,726)	2,616,304
Accrued expenses	(221,571)	(2,534,346)
Operating lease liabilities	(63,711)	(186,580)
Net cash used in operating activities	(6,426,227)	(11,863,319)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Vyleesi	-	2,500,000
Purchases of property and equipment	(12,816)	-
Net cash (used in) provided by investing activities	(12,816)	2,500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(19,444)	(99,482)
Proceeds from the sale of common stock and warrants, net	16,911,453	-
Payment of finance lease obligations	-	(46,014)
Proceeds from exercise of warrants	1,458,931	3,398,023
Net cash provided by financing activities	18,350,940	3,252,527

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,911,897	(6,110,792)

CASH AND CASH EQUIVALENTS, beginning of period	2,564,265	9,527,396
CASH AND CASH EQUIVALENTS, end of period	$14,476,162	$3,416,604

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$2,500	$9,743

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

The Company’s product development activities focus primarily on use of MC4R agonists for treatment of obesity, with a primary focus on rare neuroendocrine diseases. The Company is developing MC4R small molecule agonists and peptide agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, Prader-Willi syndrome, and other orphan indications.

The Company is also developing, dependent on resources for development activities, MC1R agonist products with potential to treat ocular diseases and inflammatory and autoimmune diseases, such as uveitis, and inflammatory bowel disease. A product candidate MC1R agonist for treatment of dry eye disease, known as keratoconjunctivitis sicca, has been licensed to a third party, and a family of MC1R compounds for treatment of retinal diseases, including diabetic retinopathy and diabetic macular edema, has been licensed to Boehringer Ingelheim. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

The Company’s prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. Vyleesi was initially licensed to AMAG Pharmaceuticals, Inc. in January 2017, terminated July 2020, and subsequently sold to Cosette Pharmaceuticals Inc. (“Cosette”) in December 2023.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of December 31, 2025, of $461,660,226 and a net loss for the three and six months ended December 31, 2025 of $7,263,861 and $2,586,327, respectively. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to achieve sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of December 31, 2025, the Company’s cash and cash equivalents were $14,476,162 and current liabilities were $6,332,648. Management intends to utilize existing capital resources for general corporate purposes and working capital, including clinical development of the Company’s MC1R and MC4R programs, and development of other portfolio products.

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

Notes to Consolidated Financial Statements

Based on the Company’s current operating and development plans, the Company expects that its existing cash and cash equivalents as of the date of this filing will be sufficient to enable it to fund operations through the next twelve months following the issuance of the financial statements.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and six months ended December 31, 2025, may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash,Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $13,925,210 and $2,286,603 in a money market account at December 31, 2025 and June 30, 2025, respectively.

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

Segment Information – The Chief Operating Decision Maker (the “CODM”) assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest into the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

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

On December 11, 2025, the Company entered into an office lease agreement at 304 Carnegie Center Drive in Princeton, New Jersey. In connection with the execution of the lease, the Company recorded a right-of-use asset and corresponding lease liability of $248,718 in accordance with ASC 842.

Revenue Recognition – For licenses of intellectual property, the Company assesses at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for non-refundable, upfront license fees when the license is transferred to the customer, and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. The Company determines if the bundled performance obligation is satisfied over time or at a point in time. If the Company concludes that the non-refundable, upfront license fees will be recognized over time, the Company assesses the appropriate method of measuring proportional performance.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Research, development and regulatory milestone payments are considered variable consideration subject to constraint and excluded from the transaction price until it is probable that a significant reversal would not occur. At each reporting period, the Company will assess whether there still is significant uncertainty associated with the variable consideration and revenue relating to the milestones recorded in the period where the significant uncertainty is resolved.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Net Loss per Common Share – Basic and diluted loss per common share (“EPS”) are calculated in accordance with the provisions of FASB ASC Topic 260, Earnings per Share.

For the three and six months ended December 31, 2025 and 2024, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and six months ended December 31, 2025 and 2024 were 8,592,769 and 261,195, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 5,453 and 5,594 vested restricted stock units that had not been issued as of December 31, 2025 and 2024 due to a provision in the restricted stock unit agreements to delay delivery.

Translation of foreign currencies – Transactions denominated in currencies other than the Company’s functional currency (U.S. Dollar) are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions.

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

Under the terms of the Assignment Agreement, the Company assigned certain patent rights and provided a license to Boehringer Ingelheim (the “Assigned Patents”), and the Company will conduct research services on behalf of Boehringer Ingelheim at Boehringer Ingelheim’s expense focused on development during a two-year period, which Boehringer Ingelheim has the right to extend by up to six months. The Company retains an exclusive, fully-paid license to PL9643 for treatment of dry eye disease. The Company determined that two performance obligations exist under the Assignment Agreement (i) patents and license assignment and (ii) research and development services.

The patents and license assignment performance obligation relates to intellectual property that is distinct from other performance obligations identified in the arrangement. The consideration received for this performance obligation includes both fixed cash consideration and variable consideration subject to constraint. During the three and six months ended December 31, 2025, the Company recorded $2,340,000 in revenue related to the assignment and transfer of the patents and license to BI for which BI can benefit and use. The Company received approximately $2,000,000 of cash related to the upfront payment as the cash received was net of foreign withholding taxes which were recognized in accounts receivable at December 31, 2025, as the Company expects to receive a refund during FY 2026. Additionally, during the six months ended December 31, 2025, the Company was notified that BI had successfully completed the first research milestone and accordingly the Company recorded $6,490,000 of revenue during the quarter. In October 2025, the Company received approximately $5,400,000 of cash related to the achievement of this milestone as the cash received was net of foreign withholding taxes that the Company expects to receive as a refund during FY 2026. Variable consideration related to the remaining future milestones was fully constrained because the Company cannot conclude that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur, given the inherent uncertainty of success with these future milestones. The Company may receive up to $21,200,000 in near-term research milestone payments and up to $307,000,000 in success-based development, regulatory, and commercial milestone payments, plus tiered royalties on net commercial sales of products.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The research and development services performance obligation relates to specific research activities during the research term, and BI will reimburse the Company for these activities at a full-time equivalent (“FTE”) rate of €300,000 (approximately $346,341) per year per FTE, up to 3.25 FTEs, inclusive of direct labor, supplies, and allocated overhead. The Company will invoice BI for actual hours worked, and BI is obligated to pay within contractually defined timelines. During the three and six months ended December 31, 2025, the Company recorded $116,036 and $133,586 of revenue for research and development services performed.

During the three and six months ended December 31, 2025, the Company recorded revenue related to the Assignment Agreement, which consisted of the upfront payment for the Assigned Patents, the achievement of a research milestone during September 2025, and FTE related reimbursements as follows:

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025

License and assignment of intellectual property	$-	$2,340,000
Research, development and regulatory milestones achieved	-	6,490,000
FTE Reimbursements for research and development services	116,036	133,586
Total	$116,036	$8,963,586

(6)	RELEASE AND SETTLEMENT AGREEMENT

On June 5, 2025, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Cosette pursuant to which the Cosette resolved all outstanding obligations and commercialization covenants related to such sales-based milestone payments and inventory purchase commitments by remitting a single lump sum payment of $630,000 and the assumption of outstanding manufacturing and supply purchase commitments, with the Company retaining the right to receive 20% of a $3,000,000 milestone payment based on the first commercial sale in Korea, in full satisfaction and release of all such future obligations. As a result, the Company recorded a gain on the sale of Vyleesi of $3,130,000 and a gain on inventory purchase commitments of $2,117,900, for the fiscal year ended June 30, 2025.

(7)	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31,	June 30,
	2025	2025
Clinical / regulatory costs	$903,725	$24,080
Insurance premiums	101,637	86,043
Other	349,630	215,572
	$1,354,992	$325,695

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
December 31, 2025:
Cash equivalents - Money market funds	$13,925,210	$13,925,210	$-	$-
June 30, 2025:
Cash equivalents - Money market funds	$2,286,603	$2,286,603	$-	$-

(9)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,	June 30,
	2025	2025
Clinical / regulatory costs	$542,643	$282,761
Other research related expenses	3,693	86,372
Professional Services	105,565	323,510
Other	7,940	188,769
	$659,841	$881,412

(10)	COMMITMENTS AND CONTINGENCIES

Inventory Purchases – The Company had certain supply agreements relating to the Vyleesi product with certain manufacturers and suppliers, including Catalent Belgium S.A (“Catalent”), Ypsomed AG (“Ypsomed”), and Lonza Ltd (“Lonza”), all of which were transferred to Cosette on June 5, 2025, pursuant a Release and Settlement Agreement with Cosette (see Note 6).

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

On February 13, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint named the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages of approximately $1,000,000 and the award of warrants allegedly due. The breach of contract claims relate to engagement agreements entered into by the Company and Wainwright in 2023 and 2024.

On November 17, 2025, the Company entered into a settlement and release agreement with Wainwright to resolve all outstanding disputes between the parties. Pursuant to the settlement, the Company paid Wainwright $500,000 in cash which was recorded in G&A and issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $10.00 per share, exercisable beginning January 12, 2026, with a two-year term. In addition, the Company repriced 6,007 outstanding Wainwright warrants to an exercise price of $10.00 per share. The parties mutually released all claims, and the Company extinguished all remaining obligations under the prior engagement arrangements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Total Revenues	$116,036	$-	$8,963,586	$-
Less:
Program spend	2,290,073	1,888,065	3,260,702	5,969,102
Personnel costs	3,155,910	2,170,379	5,294,829	4,438,182
Gain on sale of Vyleesi	-	(2,500,000)	-	(2,500,000)
Administrative costs (a)	1,998,601	1,052,879	3,075,550	2,468,724
Other segment items (b)	(64,687)	(168,841)	(81,168)	(109,877)
Segment net loss	$(7,263,861)	$(2,442,482)	$(2,586,327)	$(10,266,131)

(a)	Contains depreciation and amortization. Depreciation was $14,388 amd $28,775 for the three and six months ended December 31, 2025, respectively, compared to $71,830 and $152,620 for the three and six months ended Decmber 31, 2024, respectively.

(b)	Other segement items include investment income, interest expense and foreign currency (gain)loss, which are disclosed in the consolidated financial statements.

(12)	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series D Convertible Preferred Stock – On June 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a private placement (the “June 2025 Private Placement”), (i) an aggregate of 3,400 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series D Preferred Stock”), initially convertible into up to 61,816 shares of the Company’s common stock (such shares underlying the Preferred Stock, the “Conversion Shares”), par value $0.01 per share at an initial conversion price of $5.50, and (ii) Series I common stock purchase warrants (the “Series I Warrants”) to purchase up to an aggregate of 123,636 shares of Common Stock (such shares underlying the Series I Warrants, the “Series I Warrant Shares”). The Series D Preferred Stock and Series I Warrants were sold at a combined offering price of $5.50 per share of Preferred Stock and accompanying Series I Warrants. The Purchasers in the June 2025 Private Placement consisted of Carl Spana, the Company’s President and Chief Executive Officer, Stephen T. Wills, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer, John K.A. Prendergast, a director on and Chairperson of the Company’s board of directors, and Alan W. Dunton, a director on the Company’s board of directors, who are all related parties of the Company. The Series D Preferred Stock has a dividend rate of 8% per annum, which when declared may, at the option of the Company, be paid in cash or can accrete and be added to the stated value of the Series D Preferred Stock. Subject to the rights of any class or series of stock senior to or equivalent to the Series D Preferred Stock , the Series D Preferred Stock shall be entitled to be paid in the event of liquidation, dissolution or winding up of the Company, out of available funds and assets, prior and in preference to any distribution on any junior stock, an amount per share equal to the then stated value of the Series D Preferred Stock and declared but unpaid dividends. Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. The June 2025 Private Placement closed on June 13, 2025. The gross proceeds from the June 2025 Private Placement, before deducting offering expenses, were $340,000.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock – As of December 31, 2025, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of December 31, 2025, the Series A Conversion Price was $260.86, and each share of Series A Convertible Preferred Stock is convertible into approximately 0.38 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of December 31, 2025. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On November 5, 2025, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (“A.G.P.”) relating to the Company’s public offering of 2,430,769 shares of common stock (or pre-funded warrants in lieu thereof) together with Series J warrants to purchase up to 2,430,769 shares of common stock (the “Series J Warrants”), and Series K warrants to purchase up to 2,430,769 shares of common stock (the “Series K Warrants”) at a combined public offering price of $6.50 per share of common stock and accompanying Series J and Series K Warrants (the “November 2025 Offering”). The underwriters also had an option to purchase up to an additional 364,615 shares of the Company’s common stock and associated Series J and K Warrants on the same terms and conditions.

Each Series J Warrant has an exercise price of $6.50 per share and is immediately exercisable. The Series J Warrants expire on the earlier of (i) the eighteen-month anniversary of the original issuance date or (ii) on the 31st calendar day following the date that the Company receives the FDA acceptance of the Company’s Investigational New Drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule) (the “FDA Exercise Period”). Each Series K Warrant has an exercise price of $8.125 per share and is immediately exercisable. The Series K Warrants expires on the five-year anniversary of the original issuance date, however, if a holder’s Series J Warrants have not been terminated in accordance with their terms prior to the expiration of the FDA Exercise Period, such holder’s Series K Warrants will terminate automatically upon the earlier of the (i) eighteen-month anniversary of the original issuance date of the Series J Warrants or (ii) expiration of the FDA Exercise Period and prior to the five-year anniversary of the issuance of the Series K Warrant.

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

On May 7, 2025, the Company announced the closing of a reduced previously announced public offering with participation from institutional and accredited investors consisting of 146,479 shares of common stock together with Series F warrants to purchase up to 146,479 shares of common stock (the “Series F Warrants”), Series G warrants to purchase up to 146,479 shares of common stock (the “Series G Warrants”), and Series H warrants to purchase up to 146,479 shares of common stock (the “Series H Warrants”), at a combined public offering price of $7.50 per share of common stock and accompanying warrants (the “May 2025 Offering”).

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

The Company received aggregate gross proceeds from the May 2025 Offering of approximately $1,100,000 million. The Company used the net proceeds from the May 2025 Offering primarily for working capital and general corporate purposes.

On February 10, 2025, the Company entered into definitive agreements with a single healthcare focused institutional investor for the purchase and sale of 93,760 shares of its common stock (or common stock equivalents in lieu thereof) in a registered direct offering (the “February 2025 RD Offering”) at a purchase price of $50.00 per share.

The Company also agreed to issue to the same investor in a concurrent private placement warrants to purchase up to an aggregate of 93,760 shares of common stock (the “February 2025 Private Placement” and, together with the February 2025 RD Offering, the “February 2025 Offering”). The warrants issued in the concurrent February 2025 Private Placement have an exercise price of $50.00 per share, are exercisable 181 days after their issuance and expire approximately five and a half years from the date of issuance.

The gross proceeds from the February 2025 Offering totaled $4,687,786 with net proceeds after deducting the placement agent fees and offering expenses, amounting to $4,309,641. The Company used the net proceeds from the Offering for general corporate purposes. The Company paid the placement agents a cash fee equal to 7.0% of the aggregate gross proceeds of the February 2025 Offering.

On February 11, 2025, the Company entered into a sales agreement (the “2025 Sales Agreement”) with A.G.P., pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The 2025 Sales Agreement and related prospectus is limited to sales of up to an aggregate maximum of $6.0 million of shares of the Company’s common stock. The Company pays A.G.P. 3.0% of the gross proceeds as a commission.

No proceeds were raised under the 2025 Sales Agreement during the three and six months ended December 31, 2025.

On April 12, 2023, the Company entered into a new equity distribution agreement (the “2023 Equity Distribution Agreement”) with Canaccord Genuity LLC (“Canaccord”), pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act . The 2023 Equity Distribution Agreement and related prospectus is limited to sales of up to an aggregate maximum $50.0 million of shares of the Company’s common stock. The Company pays Canaccord 3.0% of the gross proceeds as a commission.

No proceeds were raised under the 2023 Equity Distribution Agreement during the three and six months ended December 31, 2025 and 2024.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Stock Warrants – During the three and six month ended December 31, 2025, the Company received proceeds from the following warrant exercises:

		Three Months Ended December 31, 2025		Six Months Ended December 31, 2025
Series	Exercise Price	Warrants	Proceeds	Warrants	Proceeds
Series F Warrants	$15.00	16,866	$252,990	16,866	$252,990
Series G Warrants	$7.50	32,165	241,238	75,924	569,437
Series H Warrants	$11.25	30,599	344,239	30,599	344,239
Series J Warrants	$6.50	19,984	129,896	19,984	129,896
Series K Warrants	$8.125	19,984	162,370	19,984	162,370
		119,598	$1,130,732	163,357	$1,458,931

As a result of the Series G warrant exercises, investors received 32,165 and 75,924 Series H warrants at an exercise price of $11.25 per share for the three and six months ended December 31, 2025, respectively.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of December 31, 2025, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	1,333	$625.00	May 11, 2026
October 2022 Placement Agent Warrants	1,818	$10.00	October 31, 2027
October 2023 Placement Agent Warrants	2,358	$10.00	October 20, 2028
January 2024 Private Warrants	36,630	$273.00	February 1, 2028
January 2024 Placement Agent Warrants	1,831	$10.00	February 1, 2028
June 2024 Series B Warrants	37,712	$94.00	July 25, 2030
December 2024 Series C Warrants	78,153	$43.75	December 17, 2029
December 2024 Series D Warrants	39,076	$43.75	July 25, 2030
February 2025 Series E Warrants	93,760	$50.00	August 12, 2030
May 2025 Series F Warrants	129,613	$15.00	May 8, 2030
May 2025 Series G Warrants	70,555	$7.50	May 8, 2027
May 2025 Series H Warrants	45,325	$11.25	**
June 2025 Series I Warrants	123,636	$5.50	July 25, 2030
November 2025 Pre-funded Warrants	2,136,000	$0.0001	N/A
November 2025 Series J Warrants	2,775,400	$6.50	***
November 2025 Series K Warrants	2,775,400	$8.13	****
November 2025 Placement Agent Warrants	55,907	$8.13	November 12, 2030
November 2025 HCW Settlement Warrants	10,000	$10.00	January 12, 2028

*	5,228 warrants expire June 24, 2029
**	Expire 24 months following the intial exercise date
***	Expires the earlier of (i) the 18-month anniversary of the Initial Exercise Date if FDA IND acceptance has not been received, or (ii) 31 days after notice of FDA IND acceptance, in each case adjusted to the next Trading Day; provided that under clause (ii) the date is extended until a registration statement and prospectus are available for 30 consecutive days.
****	Expire on the 5-year anniversary of the Initial Exercise Date, or, if the Holder’s Series J Common Stock Purchase Warrant terminates pursuant to clause (ii) thereof prior to full cash exercise, the same Termination Date as the Series J Warrant, in each case adjusted to the next Trading Day; provided that the date is extended until a registration statement and prospectus are available for 30 consecutive days following notice of FDA IND acceptance.

Stock Options – For the three and six months ended December 31, 2025, the Company recorded stock-based compensation related to stock options of $153,442 and $241,683, respectively. For the three and six months ended December 31, 2024, the Company recorded stock-based compensation related to stock options of $177,673 and $355,407, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2025	44,805	$302.00	7.3

Granted	39,550	21.38
Fractional shares	(14)
Forfeited	(590)	113.24
Exercised	-	-
Expired	(4,031)	487.56
Outstanding - December 31, 2025	79,720	$159.26	8.3	$-

Exercisable at December 31, 2025	24,769	$407.63	6.0	$-

Expected to vest at December 31, 2025	54,951	$46.57	9.4	$-

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

During the three months ended December 31, 2025, executive officers of the Company were granted an aggregate of 16,000 time-based stock options and 16,000 performance-based stock options. The time-based options vest ratably over four years. The performance-based options vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

In addition, the executive officers received an aggregate of 48,000 performance-based stock options with an 18-month performance period. These options vest upon acceptance by the FDA of an IND application for an in-house compound, subject to certification by the Compensation Committee.

All of the stock option grants described above are subject to stockholders approving an increase in the Company’s 2011 Equity Incentive Plan. In accordance with ASC 718, no compensation cost related to these awards will be recognized until stockholder approval is obtained and the awards are considered granted for accounting purposes.

Included in the outstanding options in the table above are 5,376 and 2,857 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2022, 2023, 2024 and December 2025. Grants in June 2022, 2023, 2024 and December 2025 were 1,211, 4,777, 5,299 and 1,743, respectively. The performance-based stock options vest on annual performance criteria through the fiscal years ending June 30, 2030 relating to advancement of MC1R programs, including initiation of clinical trials and licensing of Vyleesi in additional countries or regions.

Restricted Stock Units – For the three and six months ended December 31, 2025, the Company recorded stock-based compensation related to restricted stock units (“RSUs”) of $157,298 and $236,768, respectively. For the three and six months ended December 31, 2024, the Company recorded stock-based compensation related to RSUs of $171,281 and $342,571, respectively.

A summary of RSU activity is as follows:

Outstanding at June 30, 2025	22,787
Granted	24,950
Forfeited	-
Vested	(6,456)
Expirations	(635)
Fractional shares	-
Outstanding at December 31, 2025	40,646

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

During the three months ended December 31, 2025, executive officers of the Company were granted, subject to stockholder approval, an aggregate of 13,000 time-based RSUs and 13,000 performance-based RSUs. The time-based RSUs vest ratably over four years. The performance-based RSUs vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

In addition, the executive officers received an aggregate of 39,000 performance-based RSUs with an 18-month performance period. These RSUs vest upon acceptance by the FDA of an IND application for an in-house compound, subject to certification by the Compensation Committee.

The RSU grants described above are subject to stockholders approving an increase in the Company’s 2011 Equity Incentive Plan. In accordance with ASC 718, no compensation cost related to these awards will be recognized until stockholder approval is obtained and the awards are considered granted for accounting purposes.

Included in outstanding RSUs in the table above are 5,453 vested shares that have not been issued as of December 31, 2025, due to a provision in the RSU agreements for deferred delivery.

Time-based RSUs granted to the Company’s executive officers, other employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

Included in the outstanding RSUs in the table above are 3,628 and 2,198 unvested performance-based RSUs granted to executive officers and other employees, respectively, which were granted in June 2022, 2023, 2024 and December 2025. Grants in June 2022, 2023, 2024 and December 2025 were 814, 3,049, 3,689 and 1,432 RSUs, respectively. The performance-based RSUs vest on annual performance criteria through the fiscal years ending June 30, 2028, relating to advancement of MC1R programs, including initiation of clinical trials.

(13)	SUBSEQUENT EVENT

On January 8, 2026, the Company entered into a sublicense agreement (the “Altanispac Agreement”) with Altanispac Labs, LLC (“Altanispac”), exclusively licensing PL9643, an MCR1 agonist for dry eye disease. In partial consideration for the rights to PL9643, the Altanispac Agreement provided for upfront consideration in the form of non-cash debt cancellation of approximately $3,800,000, which is reflected in the Company’s current liabilities as of December 31, 2025. This $3,800,000 will be recognized as license revenue in the Company’s Consolidated Statements of Operations for the quarter ending March 31, 2026.

In addition, the agreement provides for potential future payments to the Company under the sublicensing agreement, including the sale of the asset, commercialization of the product, and royalties. The receipt of future payments is dependent upon future events that are uncertain and not within the control of the Company. The Company will recognize amounts related to future payments, if earned, in the period such amounts become realizable and earned, in accordance with applicable accounting guidance.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2025, have not changed during the three and six months ended December 31, 2025. We believe that our accounting policies and estimates relating to the carrying value of inventory, revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

Our Business

We are a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our primary focus is the development of novel ‘next generation’ melanocortin-4 receptor (“MC4R”) agonists for treatment of rare neuroendocrine diseases.

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

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was initially marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). The AMAG License Agreement was terminated effective July 24, 2020, and we commenced marketing Vyleesi in North America. Effective December 19, 2023, Cosette Pharmaceuticals, Inc.(“Cosette”) acquired all rights to Vyleesi. As disclosed in Note 6 to the Consolidated Financial Statements, effective June 5, 2025, we entered into a Release and Settlement Agreement with Cosette.

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

In January 2026, as disclosed in Note 13 to the Consolidated Financial Statements, we entered into a sublicense agreement with Altanispac Labs, LLC to exclusively license PL9643, a clinical development MCR1 agonist for the treatment of dry eye disease.

Our new product development activities focus on obesity, primarily MC4R agonists for the treatment of rare MC4R pathway diseases, like hypothalamic obesity (HO) and Prader-Willi syndrome (PWS); and secondarily on ocular, gastroenterology, and renal indications. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress non-obesity products through development, approval and commercialization.

Pipeline Overview

The following charts illustrate the status of our drug development programs. Multiple clinical trials are planned in calendar year 2026 for treatment of rare MC4R pathway diseases:

The following programs have been out-licensed, or are available to out-license or otherwise transfer:

Our Strategy

Key elements of our business strategy include:

●	Maintaining a team to create, develop and commercialize MC4R agonists addressing unmet medical needs for rare MC4R pathway diseases;

●	Entering into strategic alliances and partnerships with companies to facilitate the development, manufacture, marketing, sale, and distribution of product candidates that we are developing, including products for indications other than obesity;

●	Partially funding our product development programs with the cash flow generated from the sale of Vyleesi to Cosette, our agreement with Boehringer Ingelheim, and existing license agreements, as well as any future research, collaboration, or license agreements; and

●	Completing development and seeking regulatory approval of certain of our product candidates.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our corporate offices are located at 301 Carnegie Center Drive, Suite 304 Princeton, New Jersey 08540, and our telephone number is (609) 495-2200. We maintain an Internet site, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Quarterly Report on Form 10-Q. The reference to our website is an inactive textual reference only.

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

Three and Six months ended December 31, 2025, Compared to the Three and Six months ended December 31, 2024:

Revenues – For the three and six months ended December 31, 2025, we recognized $116,036 and $8,963,586 in collaboration and license revenue compared to $0 for the three and six months ended December 31, 2024. The increase in collaboration and license revenue is related to the BI Agreement which consisted of an upfront payment, the achievement of a research milestone during the three months ended September 30, 2025, and FTE related reimbursements.

Research and Development – Research and development expenses were $4,319,767 and $6,845,533 for the three and six months ended December 31, 2025, respectively, compared to $3,429,479 and $9,173,233 for the three and six months ended December 31, 2024, respectively. The increase for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily related to an increase in spending on our MCR programs. The decrease for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily related to a decrease in spending on our MCR programs.

Research and development expenses related to our MCR programs were $2,290,073 and $3,260,702 for the three and six months ended December 31, 2025, respectively, compared to $1,888,065 and $5,969,102 for the three and six months ended December 31, 2024, respectively. The increase for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily related to an increase in spending on our MCR programs. The decrease for the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily related to a decrease in spending on our MCR programs.

The amounts of project spending above exclude general research and development spending which was $2,029,694 and 3,584,831 for the three and six months ended December 31, 2025, respectively, compared to $1,662,717 and $3,204,131 for the three and six months ended December 31, 2024. The increase is primarily attributable to an increase in compensation-related expenses.

Cumulative spending from inception to December 31, 2025, was approximately $311,900,000 on our Vyleesi program and approximately $254,500,000 on all our other programs (which include melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2025, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – Selling, general and administrative expenses, which consist mainly of compensation and related costs, were $3,124,817 and $4,785,548 for the three and six months ended December 31, 2025, respectively, compared to $1,681,844 and $3,702,775 for the three and six months ended December 31, 2024, respectively. The increase is a result of increased compensation costs and professional fees.

Other Income (Expense) – For the three and six months ended, December 31, 2025, total other income (expense), net was $64,687 and $81,168, respectively. For the three and six months ended, December 31, 2024, total other income (expense), net was $168,841 and $109,877, respectively. The decrease was a result of a decrease in investment income and foreign currency translation gain, offset by a decrease in interest expense.

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

During the six months ended December 31, 2025, net cash used in operating activities was $6,426,227 compared to $11,863,319 for the six months ended December 31, 2024. The decrease was primarily related to license and produce revenue recognized during the six months ended December 31, 2025.

During the six months ended December 31, 2025, net cash used in investing activities was $12,816 which consisted of cash used for the purchase of property and equipment. During the six months ended December 31, 2024, net cash provided by investing activities was $2,500,000, which consisted of proceeds from the sale of Vyleesi.

During the six months ended December 31, 2025, net cash provided by financing activities was $18,350,940 which consisted of proceeds $16,911,453 of proceeds from an equity financing and $1,458,932 of proceeds from the exercise of warrants, offset by $19,444 for payment of withholding taxes related to RSUs. During the six months ended December 31, 2024, net cash provided by financing activities was $3,252,527, which consisted of $3,398,023 of proceeds from the exercise of warrants, offset by $99,482 for payment of withholding taxes related to RSUs and $46,014 for payment of finance lease obligations

We have incurred cumulative negative cash flows from operations since our inception, and have expended substantial funds to advance our planned product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of December 31, 2025, our cash and cash equivalents were $14,476,162 and our current liabilities were $6,332,648.

On January 8, 2026, we entered into a sublicense agreement (the “Altanispac Agreement”) with Altanispac Labs, LLC (“Altanispac”), exclusively licensing PL9643, an MCR1 agonist for dry eye disease. In partial consideration for the rights to PL9643, the Altanispac Agreement provided for upfront consideration in the form of non-cash debt cancellation of approximately $3,800,000, which is reflected in our current liabilities as of December 31, 2025. We will recognize this $3,800,000 million as license revenue in our Consolidated Statements of Operations for quarter ending March 31, 2026. There have been no material changes outside the ordinary course of business to our contractual obligations and commitments, as disclosed in our Annual Report on Form 10-K for the year ended June 30, 2025.

We intend to utilize existing capital resources for general corporate purposes and working capital requirements, including preclinical and clinical development of our MC4R programs for the treatment of rare MC4R pathway diseases.

Based on the Company’s current operating and development plans, the Company expects that its existing cash and cash equivalents as of the date of this filing will be sufficient to enable it to fund operations through the next twelve months following the issuance of the financial statements.

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

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

We may be involved, from time to time, in various claims and legal proceedings arising in the ordinary course of our business. On February 13, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint names the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages of approximately $1,000,000and the award of warrants allegedly due. The breach of contract claims relate to engagement agreements entered into by the Company and Wainwright during 2023 and 2024. On March 20, 2025, the Company filed its answer in response to the complaint, in which it denied all liability and asserted several affirmative defenses. In November 2025, the Company entered into a Settlement and Release Agreement with Wainwright, pursuant to which the complaint was dismissed and the Company paid Wainwright $500,000, issued warrants to purchase 10,000 shares of the Company’s common stock at an exercise price of $10.00 per share, and repriced 6,007 other warrants to an exercise price of $10.00 per share.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government shut down and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown continues to occur, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Separately, the risk factor from our Annual Report on Form 10-K for the year ended June 30, 2025, titled “Our common stock has been suspended from trading on the NYSE American. If we fail to regain compliance with the NYSE American listing standards, our common stock may be delisted from the NYSE American”, is no longer a material risk to the Company, as the Company resumed trading on the NYSE American effective November 12, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 1,530 shares of common stock were withheld during the three months ended December 31, 2025, at the direction of the employees and as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
October 1, 2025 through October 31, 2025	-	$-	-	-
November 1, 2025 through November 30, 2025	912	6.97		-
December 1, 2025 through December 31, 2025	618	21.38	-	-
Total	1,530	$12.71	-	-

(1) Consists solely of 1,530 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended December 31, 2025, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Exhibits filed or furnished with this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.

3.1	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543

3.2	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		10-K	September 27, 2013	001-15543

3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.		8-K	August 31, 2022	001-15543

3.4	Certificate of Decrease of Series A Convertible Preferred Stock.		10-Q	May 16, 2022	001-15543

3.5	Certificate of Designation of the Rights, Powers, Preferences, Privileges, and Restrictions, of the Series D Convertible Preferred Stock of Palatin Technologies, Inc.		8-K	June 13, 2025	001-15543

3.6	Certificate of Amendment to Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 6, 2025.		8-K	August 8, 2025	001-15543

4.1	Form of Pre-Funded Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

4.2	Form of Series E Common Stock Purchase Warrant.		8-K	February 10, 2025	001-15543

4.3	Form of Pre-Funded Warrant.		8-K	November 6, 2025	001-15543

4.4	Form of Series J Common Stock Purchase Warrant		8-K	November 6, 2025	001-15543

4.5	Form of Series K Common Stock Purchase Warrant		8-K	November 6, 2025	001-15543

10.1	Underwriting Agreement, dated November 5, 2025, by and among Palatin Technologies, Inc. and A.G.P./Alliance Global Partners.		8-K	November 6, 2025	001-15543

31.1	Certification of Chief Executive Officer.	X

31.2	Certification of Chief Financial Officer.	X

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Taxonomy Extension Instance Document (the instance document does not appear on the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: February 17, 2026	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: February 17, 2026	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

