Form 10-Q
period 2026-03-31
PALATIN TECHNOLOGIES INC
filed 2026-05-13
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (May 12, 2026): 1,779,275

PALATIN TECHNOLOGIES, INC.

i

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

Statements in this Quarterly Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Quarterly Report, including, without limitation, the following are forward-looking statements:

●	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

●	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

●	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

●	whether Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin intellectual property to first-in-class melanocortin receptor-targeted compounds developed by Palatin, will be able to successfully develop a product for the treatment of retinal diseases;

●	the results of further development, clinical trials and the timing of regulatory submissions with our obesity program, including a novel once-weekly peptide melanocortin receptor-4 (“MC4R) selective agonist with an Investigational New Drug (“IND”) filing projected in the fourth quarter of calendar year 2026 and an oral small molecule MC4R selective agonist with an IND filing projected in the first half of calendar year 2027; PL8177, an oral peptide MC1R formulation for treatment of ulcerative colitis, which reported positive topline data in a Phase 2 clinical trial proof-of-concept trial in the first quarter of 2025; and an MCR agonist for diabetic nephropathy, which reported positive topline data in the fourth quarter of 2024;

●	estimates of our expenses, future revenue and capital requirements;

●	our ability to achieve profitability;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

●	the timing or likelihood of regulatory filings and approvals;

●	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

●	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

●	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

ii

●	our ability to recognize the potential value of our licensing arrangements with third parties;

●	the potential to achieve revenues from the sale of our product candidates;

●	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

●	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

●	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

●	our compliance with federal and state laws and regulations;

●	the timing and costs associated with obtaining regulatory approval for our product candidates;

●	the impact of fluctuations in foreign exchange rates;

●	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine or conflicts in the Middle East, and any resulting effects on our revenue, financial condition, or results of operations;

●	the impact of legislative or regulatory healthcare reforms in the United States;

●	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

●	our ability to remain listed on the NYSE American stock exchange.

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

iii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

(unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$10,159,494	$2,564,265
Other receivables	2,167,215	29,468
Prepaid expenses and other current assets	458,539	325,695
Total current assets	12,785,248	2,919,428

Property and equipment, net	135,016	129,444
Right-of-use assets - operating leases	283,447	161,166
Other assets	21,626	56,916
Total assets	$13,225,337	$3,266,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,693,400	$6,998,806
Accrued expenses	653,397	881,412
Short-term operating lease liabilities	189,205	129,812
Total current liabilities	2,536,002	8,010,030

Long-term operating lease liabilities	97,457	33,969
Total liabilities	2,633,459	8,043,999

Commitments and contingencies (Note 11)

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of March 31, 2026: issued and outstanding 4,030 shares as of March 31, 2026 and June 30, 2025	40	40
Series D Convertible: authorized 3,400 shares as of March 31, 2026: issued and outstanding 3,400 shares as of March 31, 2026 and June 30, 2025	34	34
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 1,776,275 shares as of March 31, 2026 and 929,597 shares as of June 30, 2025	17,763	9,296
Additional paid-in capital	473,667,254	454,287,484
Accumulated deficit	(463,093,213)	(459,073,899)
Total stockholders’ equity (deficiency)	10,591,878	(4,777,045)
Total liabilities and stockholders’ equity (deficiency)	$13,225,337	$3,266,954

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
REVENUES
Collaboration and license	$3,920,675	$-	$12,884,261	$-
	-
OPERATING EXPENSES	-
Research and development	3,517,223	3,755,158	10,362,756	12,928,391
General and administrative	1,984,446	1,474,019	6,769,994	5,176,794
Gain on sale of Vyleesi	-	-	-	(2,500,000)
Gain on purchase commitment	-	(416,000)	-	(416,000)
Total operating expenses	5,501,669	4,813,177	17,132,750	15,189,185

Loss from operations	(1,580,994)	(4,813,177)	(4,248,489)	(15,189,185)

OTHER INCOME (EXPENSE)
Investment income	149,275	31,452	232,943	139,072
Foreign currency transaction loss	-	(27,900)	-	(15,900)
Interest expense	(1,268)	(1,795)	(3,768)	(11,538)
Total other income (expense), net	148,007	1,757	229,175	111,634

NET LOSS	$(1,432,987)	$(4,811,420)	$(4,019,314)	$(15,077,551)

Basic and diluted net loss per common share	$(0.37)	$(9.13)	$(1.63)	$(33.89)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	3,911,941	526,891	2,463,915	444,903

The accompanying notes are an integral part of these consolidated financial statements.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)

(unaudited)

Three Months Ended March 31, 2026

	Stockholders’ Equity (Deficiency)
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance December 31, 2025	4,030	$40	3,400	$34	1,757,199	$17,572	$473,108,599	$(461,660,226)	$11,466,019
Stock-based compensation	-	-	-	-	11	-	419,968	-	419,968
Withholding taxes related to restricted stock units	-	-	-	-	(3)	-	(70)	-	(70)
Equity financing, net of costs	-	-	-	-	-	-	(562)	-	(562)
Warrant exercises	-	-	-	-	19,068	191	139,319	-	139,510
Net loss	-	-	-	-	-	-	-	(1,432,987)	(1,432,987)
Balance March 31, 2026	4,030	40	3,400	34	1,776,275	17,763	473,667,254	(463,093,213)	10,591,878

Nine Months Ended March 31, 2026

	Stockholders’ Equity (Deficiency)
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2025	4,030	$40	3,400	$34	929,597	$9,296	$454,287,484	$(459,073,899)	$(4,777,045)
Stock-based compensation	-	-	-	-	6,467	64	898,355	-	898,419
Withholding taxes related to restricted stock units	-	-	-	-	(1,533)	(15)	(19,499)	-	(19,514)
Equity financing, net of costs	-	-	-	-	659,384	6,594	16,904,297	-	16,910,891
Warrant exercises	-	-	-	-	182,425	1,824	1,596,617	-	1,598,441
Fractional shares	-	-	-	-	(65)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(4,019,314)	(4,019,314)
Balance March 31, 2026	4,030	40	3,400	34	1,776,275	17,763	473,667,254	(463,093,213)	10,591,878

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,019,314)	$(15,077,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,727	205,924
Decrease in right-of-use asset	126,437	271,458
Unrealized foreign currency transaction loss	-	15,900
Stock-based compensation	898,419	1,045,669
Debt cancellation	(3,751,122)	-
Gain on sale of Vyleesi	-	(2,500,000)
Gain on purchase commitment	-	(416,000)
Other receivables	(2,137,747)	(271,037)
Prepaid expenses and other assets	(97,554)	(199,906)
Accounts payable	(1,554,284)	3,668,638
Accrued expenses	(228,015)	(3,678,586)
Operating lease liabilities	(125,837)	(282,104)
Net cash used in operating activities	(10,843,290)	(17,217,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Vyleesi	-	2,500,000
Purchases of property and equipment	(51,299)	-
Net cash (used in) provided by investing activities	(51,299)	2,500,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(19,514)	(99,482)
Proceeds from the sale of common stock and warrants, net	16,910,891	4,457,520
Payment of finance lease obligations	-	(46,014)
Proceeds from exercise of warrants	1,598,441	3,398,237
Net cash provided by financing activities	18,489,818	7,710,261

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,595,229	(7,007,334)

CASH AND CASH EQUIVALENTS, beginning of period	2,564,265	9,527,396

CASH AND CASH EQUIVALENTS, end of period	$10,159,494	$2,520,062

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$3,768	$11,538
Right-of-use assets obtained in exchange for new operating lease obligation	248,718	-

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

The Company’s product development activities focus primarily on use of MC4R agonists for treatment of obesity, with a primary focus on rare neuroendocrine diseases. The Company is developing MC4R selective long-acting peptide agonists and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome, and other orphan indications.

The Company is also developing, dependent on resources for development activities, MCR agonist products with potential to treat ocular diseases and inflammatory and autoimmune diseases, such as uveitis, and inflammatory bowel disease. A product candidate MC1R agonist for treatment of dry eye disease, known as keratoconjunctivitis sicca, has been licensed to a third party, and a family of MCR compounds for treatment of retinal diseases has been licensed to Boehringer Ingelheim. The Company believes that the MCR agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

The Company’s prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. Vyleesi was initially licensed to AMAG Pharmaceuticals, Inc. in January 2017, terminated in July 2020, and subsequently sold to Cosette Pharmaceuticals Inc. (“Cosette”) in December 2023.

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

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of March 31, 2026, of $463,093,213 and a net loss for the three and nine months ended March 31, 2026, of $1,432,987 and $4,019,314, respectively. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to achieve sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of March 31, 2026, the Company’s cash and cash equivalents were $10,159,494, other receivables were $2,167,215 and current liabilities were $2,536,002. Management intends to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of the Company’s MCR programs.

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

Notes to Consolidated Financial Statements

Based on the Company’s current operating and development plans, including the ability to reduce or delay operating expenses that are within management’s control, the Company expects that its existing cash and cash equivalents as of the date of this filing will be sufficient to enable it to fund operations through the next twelve months following the issuance of the financial statements.

Concentrations – Concentrations in the Company’s assets and operations subject it to certain related risks. Financial instruments that subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, and other receivables. The Company’s cash and cash equivalents are primarily invested in one investment account sponsored by a large financial institution. The Company’s revenue is generated by one customer.

(2)	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnote disclosures required to be presented for complete financial statements. In the opinion of management, these consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation. The results of operations for the three and nine months ended March 31, 2026, may not necessarily be indicative of the results of operations expected for the full fiscal year.

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

Cash, Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consisted of $9,720,869 and $2,286,603 in a money market account at March 31, 2026 and June 30, 2025, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, and other receivables, and accounts payable. Management believes that the carrying values of cash equivalents, other receivables, and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

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

Property and Equipment – Property and equipment consist of office and laboratory equipment, office furniture, and leasehold improvements and includes assets acquired under finance leases. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the related assets, generally five years for laboratory and computer equipment, seven years for office furniture and equipment, and the lesser of the term of the lease or the useful life for leasehold improvements. Amortization of assets acquired under finance leases is included in depreciation expense. Maintenance and repairs are expensed as incurred while expenditures that extend the useful life of an asset are capitalized.

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

On December 11, 2025, the Company entered into an office lease agreement at 301 Carnegie Center Drive in Princeton, New Jersey. In connection with the execution of the lease, the Company recorded a right-of-use asset and corresponding lease liability of $248,718 in accordance with ASC 842.

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

The Company recognizes revenue for research and development services under customer agreements as the services are performed. The Company records these services as revenue and not as a reduction of research and development expenses as the Company is the principal in the research and development activities based upon its control of such activities, which are part of its ordinary activities.

Research and Development Costs – The costs of research and development activities are charged to expense as incurred, including the cost of equipment for which there is no alternative future use.

Accrued Expenses – Third parties perform a significant portion of the Company’s development activities. The Company reviews the activities performed under all contracts each quarter and accrues expenses and the amount of any reimbursement to be received from its collaborators based upon the estimated amount of work completed considering milestones achieved. Estimating the value or stage of completion of certain services requires judgment based on available information. If the Company does not identify services performed for it and is not billed by the service provider, or if it underestimates or overestimates the value of services performed as of a given date, reported expenses will be understated or overstated.

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

Notes to Consolidated Financial Statements

For the three and nine months ended March 31, 2026 and 2025, no additional common shares were added to the computation of diluted EPS because to do so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the three and nine months ended March 31, 2026 and 2025 were 8,575,102 and 354,982, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 5,448 and 5,594 vested restricted stock units that had not been issued as of March 31, 2026 and 2025 due to a provision in the restricted stock unit agreements to delay delivery.

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

On August 14, 2025, the Company entered into a Research Collaboration, License and Patent Assignment Agreement (the “Agreement”) with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim” or “BI”) to research, develop, and commercialize proprietary melanocortin receptor-targeted compounds for the treatment of retinal diseases.

Under the terms of the Agreement, BI agreed to pay the Company a non-refundable upfront payment, success-based development, regulatory, and commercial milestone payments of up to €280,000,000 (approximately $328,000,000), and tiered royalties on net sales of licensed products, if commercialized. The Company assigned certain patent rights and granted BI a license to related intellectual property (the “Assigned Patents”). The Company will also perform research and development services in collaboration with BI for a period of up to 2.5 years, with all approved costs reimbursed by BI. The Company retains an exclusive, fully paid-up license to PL9643 for the treatment of dry eye disease.

The Company evaluated the Agreement under ASC 606 and concluded that it contains two distinct performance obligations: (i) the assignment of patents and license rights; and (ii) the provision of research and development services. The license and patent assignment represent functional intellectual property that is distinct from the research and development services, as BI can benefit from the license independently of the services. The transaction price consists of fixed consideration and variable consideration. Variable consideration associated with future milestone payments is fully constrained, as the Company cannot conclude that it is probable that a significant reversal of cumulative revenue recognized will not occur due to the inherent uncertainty of milestone achievement. The Company allocated the transaction price to the performance obligations based on their relative standalone selling prices. The amount allocated to the license and patent assignment was recognized at a point in time upon transfer of control to BI.

During the quarter ended September 30, 2025, the Company recognized revenue of €7,500,000 (approximately $8,830,000), consisting of (i) the non-refundable upfront payment, which was recognized upon transfer of control of the license and patent assignment performance obligation, and (ii) the first research milestone payment, which was recognized in the period the milestone was achieved, as the associated uncertainty was resolved.

Reimbursements for research and development services are recognized as the services are performed .

Foreign withholding taxes of $1,674,245 related to the upfront and milestone payments are recorded in other receivables as of March 31, 2026, and are expected to be refunded during fiscal year ending June 30, 2026.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(6)	AGREEMENT WITH ALTANISPAC

On January 8, 2026, the Company entered into a sublicense agreement (the “Altanispac Agreement”) with Altanispac Labs, LLC (“Altanispac”), granting an exclusive license to PL9643, an MC1R agonist for the treatment of dry eye disease.

Under the terms of the Altanispac Agreement, Altanispac agreed to pay the Company a non-refundable upfront payment in the form of non-cash debt cancellation, plus future payments based on the sublicensing or the sale of PL9643, and tiered royalties on net sales of licensed products, if commercialized. The Company assigned certain patent rights and granted Altanispac a license to related intellectual property.

The Company evaluated the Altanispac Agreement under ASC 606 and concluded that it contains one distinct performance obligation, the license of functional intellectual property. The transaction price consists of fixed consideration and variable consideration. Variable consideration associated with future payments is fully constrained, as the Company cannot conclude that it is probable that a significant reversal of cumulative revenue recognized will not occur due to the inherent uncertainty of achievement. Control of the intellectual property was transferred to Altanispac at contract inception, and accordingly, the Company recognized $3,751,122 as license revenue in the Consolidated Statements of Operations for the three months ended March 31, 2026. The $3,751,122 of license revenue was received in the form of non-cash debt cancellation. The cancelled debt was previously recorded in current liabilities as of December 31, 2025.

(7)	RELEASE AND SETTLEMENT AGREEMENT

On June 5, 2025, the Company entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Cosette pursuant to which the Cosette resolved all outstanding obligations and commercialization covenants related to certain sales-based milestone payments and inventory purchase commitments by remitting a single lump sum payment of $630,000 and the assumption of outstanding manufacturing and supply purchase commitments, with the Company retaining the right to receive 20% of a $3,000,000 milestone payment based on the first commercial sale in Korea, in full satisfaction and release of all such future obligations. As a result, the Company recorded a gain on the sale of Vyleesi of $3,130,000 and a gain on inventory purchase commitments of $2,117,900, for the fiscal year ended June 30, 2025.

(8)	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	March 31,	June 30,
	2026	2025
Clinical / regulatory costs	$178,032	$24,080
Insurance premiums	92,951	86,043
Other	187,556	215,572
	$458,539	$325,695

(9)	FAIR VALUE MEASUREMENTS

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/observable inputs (Level 2)	Significant unobservable inputs (Level 3)
March 31, 2026:
Cash equivalents - Money market funds	$9,720,869	$9,720,869	$-	$-
June 30, 2025:
Cash equivalents - Money market funds	$2,286,603	$2,286,603	$-	$-

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(10)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31,	June 30,
	2026	2025
Clinical / regulatory costs	$458,858	$282,761
Other research related expenses	9,836	86,372
Professional Services	31,957	323,510
Other	152,746	188,769
	$653,397	$881,412

(11)	COMMITMENTS AND CONTINGENCIES

Inventory Purchases – The Company had certain supply agreements relating to the Vyleesi product with certain manufacturers and suppliers, including Catalent Belgium S.A (“Catalent”), Ypsomed AG (“Ypsomed”), and Lonza Ltd (“Lonza”), all of which were transferred to Cosette on June 5, 2025, pursuant to the Settlement Agreement with Cosette (see Note 7).

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

On February 13, 2025, a complaint was filed in the Supreme Court of the State of New York, County of New York, captioned H.C. Wainwright & Co., LLC (“Wainwright”) v. Palatin Technologies, Inc., Case No: 650878/2025. The complaint named the Company as defendant, asserting three causes of action for breach of contract and seeking monetary damages of approximately $1,000,000 and the award of warrants allegedly due. The breach of contract claims relates to engagement agreements entered into by the Company and Wainwright in 2023 and 2024.

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

(12)	SEGMENT INFORMATION

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly provided to the Company’s Chief Financial Officer/Chief Operating Officer (the “CFO/COO”), its Chief Operating Decision Maker (the “CODM”).

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Total Revenues	$3,920,675	$-	$12,884,261	$-
Less:
Program spend	2,012,143	1,853,851	5,272,845	7,822,953
Personnel costs	2,599,878	2,498,518	7,894,707	6,936,700
Administrative costs (a)	889,648	876,808	3,965,198	3,345,532
Gain on Sale of Vyleesi	-	-	-	(2,500,000)
Gain on Purchase Commitment	-	(416,000)	-	(416,000)
Other segment items (b)	(148,007)	(1,757)	(229,175)	(111,634)
Segment net loss	$(1,432,987)	$(4,811,420)	$(4,019,314)	$(15,077,551)

(a)	Contains depreciation and amortization. Depreciation was $16,952 and $45,727 for the three and nine months ended March 31, 2026, respectively, compared to $53,304 and $205,924 for the three and nine months ended March 31, 2025, respectively.
(b)	Other segment items include investment income, interest expense and foreign currency (gain)loss, which are disclosed in the consolidated financial statements.

(13)	STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series D Convertible Preferred Stock – On June 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a private placement (the “June 2025 Private Placement”), (i) an aggregate of 3,400 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series D Preferred Stock”), initially convertible into up to 61,816 shares of the Company’s common stock (such shares underlying the Preferred Stock, the “Conversion Shares”), par value $0.01 per share at an initial conversion price of $5.50, and (ii) Series I common stock purchase warrants (the “Series I Warrants”) to purchase up to an aggregate of 123,636 shares of Common Stock (such shares underlying the Series I Warrants, the “Series I Warrant Shares”). The Series D Preferred Stock and Series I Warrants were sold at a combined offering price of $5.50 per share of Series D Preferred Stock and accompanying Series I Warrants. The Purchasers in the June 2025 Private Placement consisted of Carl Spana, the Company’s President and Chief Executive Officer, Stephen T. Wills, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer, John K.A. Prendergast, a director on and Chairperson of the Company’s board of directors, and Alan W. Dunton, a director on the Company’s board of directors, who are all related parties of the Company. The Series D Preferred Stock has a dividend rate of 8% per annum, which when declared may, at the option of the Company, be paid in cash or can accrete and be added to the stated value of the Series D Preferred Stock. Subject to the rights of any class or series of stock senior to or equivalent to the Series D Preferred Stock , the Series D Preferred Stock shall be entitled to be paid in the event of liquidation, dissolution or winding up of the Company, out of available funds and assets, prior and in preference to any distribution on any junior stock, an amount per share equal to the then stated value of the Series D Preferred Stock and declared but unpaid dividends. Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. The June 2025 Private Placement closed on June 13, 2025. The gross proceeds from the June 2025 Private Placement, before deducting offering expenses, were $340,000.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock – As of March 31, 2026, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of March 31, 2026, the Series A Conversion Price was $260.86, and each share of Series A Convertible Preferred Stock is convertible into approximately 0.38 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of March 31, 2026. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

Financing Transactions – On November 5, 2025, the Company entered into an underwriting agreement with A.G.P./Alliance Global Partners (“A.G.P.”) relating to the Company’s public offering of 2,430,769 shares of common stock (or pre-funded warrants in lieu thereof) together with Series J warrants to purchase up to 2,430,769 shares of common stock (the “Series J Warrants”), and Series K warrants to purchase up to 2,430,769 shares of common stock (the “Series K Warrants”) at a combined public offering price of $6.50 per share of common stock and accompanying Series J and Series K Warrants (the “November 2025 Offering”). The underwriters also had an option, which was exercised, to purchase up to an additional 364,615 shares of the Company’s common stock and associated Series J and K Warrants on the same terms and conditions.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Company received aggregate gross proceeds from the May 2025 Offering of approximately $1,100,000. The Company used the net proceeds from the May 2025 Offering primarily for working capital and general corporate purposes.

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

The gross proceeds from the February 2025 Offering totaled $4,687,786 with net proceeds after deducting the placement agent fees and offering expenses, amounting to $4,309,641. The Company used the net proceeds from the February 2025 Offering for general corporate purposes. The Company paid the placement agents a cash fee equal to 7.0% of the aggregate gross proceeds of the February 2025 Offering.

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

No proceeds were raised under the 2025 Sales Agreement during the three and nine months ended March 31, 2026.

Stock Warrants – During the three and nine months ended March 31, 2026, the Company received proceeds from the following warrant exercises:

		Three Months Ended March 31, 2026		Nine Months Ended March 31, 2026
Series	Exercise Price	Warrants	Proceeds	Warrants	Proceeds
Series F Warrants	$15.00	-	$-	16,866	$252,990
Series G Warrants	$7.50	3,168	23,760	79,092	593,197
Series H Warrants	$11.25	900	10,125	31,499	354,364
Series J Warrants	$6.50	10,000	65,000	29,984	194,896
Series K Warrants	$8.125	5,000	40,625	24,984	202,994
		19,068	$139,510	182,425	$1,598,441

As a result of the Series G warrant exercises, investors received 3,168 and 79,092 Series H warrants at an exercise price of $11.25 per share for the three and nine months ended March 31, 2026, respectively.

On December 13, 2024, the Company entered into a letter agreement (the “December 2024 Inducement Letter”) with a holder (the “December 2024 Exercising Holder”) of outstanding common stock purchase warrants that the Company issued on June 24, 2024, with an initial exercise price of $94.00, and October 24, 2023, with an initial exercise price of $106.00 (the “December 2024 Existing Warrants”). To induce the exercise of a portion of the December 2024 Existing Warrants by the December 2024 Exercising Holder, the Company agreed to adjust the exercise price of such portion of the December 2024 Existing Warrants to $43.75. Pursuant to the December 2024 Inducement Letter, the December 2024 Exercising Holder agreed to exercise, for cash, the December 2024 Existing Warrants to purchase an aggregate of 78,153 shares of common stock at the adjusted exercise price in exchange for the Company’s agreement to issue to the December 2024 Exercising Holder Series C common stock purchase warrants to purchase 78,153 shares of common stock (the “Series C Warrants”) and Series D common stock purchase warrants to purchase 39,076 shares of common stock (the “Series D Warrants). The Company received aggregate gross proceeds of $3,419,219 from the exercise of the December 2024 Existing Warrants by the December 2024 Exercising Holder (the “December 2024 Warrant Inducement”). The incremental value of the December 2024 Warrant Inducement was recorded as an offering expense against the proceeds received in additional paid-in capital.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of March 31, 2026, the Company had outstanding warrants for shares of common stock as follows:

	Shares of Common	Exercise Price per	Latest Expiration
Description	Stock	Share	Date
May 2022 Warrants	1,333	$625.00	May 11, 2026
October 2022 Placement Agent Warrants	1,818	$10.00	October 31, 2027
October 2023 Placement Agent Warrants	2,358	$10.00	October 20, 2028
January 2024 Private Warrants	36,630	$273.00	February 1, 2028
January 2024 Placement Agent Warrants	1,831	$10.00	February 1, 2028
June 2024 Series B Warrants	37,712	$94.00	July 25, 2030*
December 2024 Series C Warrants	78,153	$43.75	December 17, 2029
December 2024 Series D Warrants	39,076	$43.75	July 25, 2030
February 2025 Series E Warrants	93,760	$50.00	August 12, 2030
May 2025 Series F Warrants	129,613	$15.00	May 8, 2030
May 2025 Series G Warrants	67,387	$7.50	May 8, 2027
May 2025 Series H Warrants	47,593	$11.25	**
June 2025 Series I Warrants	123,636	$5.50	July 25, 2030
November 2025 Pre-funded Warrants	2,136,000	$0.0001	N/A
November 2025 Series J Warrants	2,765,400	$6.50	***
November 2025 Series K Warrants	2,770,400	$8.13	****
November 2025 Placement Agent Warrants	55,907	$8.13	November 12, 2030
November 2025 HCW Settlement Warrants	10,000	$10.00	January 12, 2028

*	5,228 warrants expire June 24, 2029

**	Expire 24 months following the intial exercise date

***	Expires the earlier of (i) the 18-month anniversary of the Initial Exercise Date if FDA IND acceptance has not been received, or (ii) 31 days after notice of FDA IND acceptance, in each case adjusted to the next Trading Day; provided that under clause (ii) the date is extended until a registration statement and prospectus are available for 30 consecutive days.

****	Expire on the 5-year anniversary of the Initial Exercise Date, or, if the Holder’s Series J Common Stock Purchase Warrant terminates pursuant to clause (ii) thereof prior to full cash exercise, the same Termination Date as the Series J Warrant, in each case adjusted to the next Trading Day; provided that the date is extended until a registration statement and prospectus are available for 30 consecutive days following notice of FDA IND acceptance.

Stock Options – For the three and nine months ended March 31, 2026, the Company recorded stock-based compensation related to stock options of $162,450 and $404,133, respectively. For the three and nine months ended March 31, 2025, the Company recorded stock-based compensation related to stock options of $176,410 and $531,817, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2025	44,805	$302.00	7.3

Granted	39,550	21.38
Fractional shares	(14)
Forfeited	(1,266)	76.33
Exercised	-	-
Expired	(4,497)	480.12
Outstanding - March 31, 2026	78,578	$159.01	8.1	$-

Exercisable at March 31, 2026	24,307	$407.50	5.8	$-

Expected to vest at March 31, 2026	54,271	$46.53	9.2	$-

Stock options granted to the Company’s executive officers and employees generally vest over a 48-month period, while stock options granted to its non-employee directors vest over a 12-month period.

During the nine months ended March 31, 2026, executive officers of the Company were granted an aggregate of 16,000 time-based stock options and 16,000 performance-based stock options. The time-based options vest ratably over four years. The performance-based options vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

In addition, the executive officers received an aggregate of 48,000 performance-based stock options with an 18-month performance period. These options vest upon acceptance by the FDA of an IND application for an in-house obesity compound, subject to certification by the Compensation Committee.

All of the stock option grants described above are subject to stockholders approving an increase in the Company’s 2011 Equity Incentive Plan. In accordance with ASC 718, no compensation cost related to these awards will be recognized until stockholder approval is obtained and the awards are considered granted for accounting purposes.

Included in the outstanding options in the table above are 5,376 and 2,857 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2022, 2023, 2024 and December 2025. Grants in June 2022, 2023, 2024 and December 2025 were 1,211, 4,777, 5,299 and 1,743, respectively. The performance-based stock options vest on annual performance criteria through the fiscal year ending June 30, 2030 relating to advancement of MCR programs.

Restricted Stock Units – For the three and nine months ended March 31, 2026, the Company recorded stock-based compensation related to restricted stock units (“RSUs”) of $257,518 and $494,286, respectively. For the three and nine months ended March 31, 2025, the Company recorded stock-based compensation related to RSUs of $171,281 and $513,852, respectively.

A summary of RSU activity is as follows:

Outstanding at June 30, 2025	22,787
Granted	24,950
Forfeited	-
Vested	(6,467)
Expirations	(1,254)
Fractional shares	-
Outstanding at March 31, 2026	40,016

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

During the nine months ended March 31, 2026, executive officers of the Company were granted, subject to stockholder approval, an aggregate of 13,000 time-based RSUs and 13,000 performance-based RSUs. The time-based RSUs vest ratably over four years. The performance-based RSUs vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

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

Included in outstanding RSUs in the table above are 5,448 vested shares that have not been issued as of March 31, 2026, due to a provision in the RSU agreements for deferred delivery.

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

Critical Accounting Policies and Estimates

Our significant accounting policies, which are described in the notes to our consolidated financial statements included in this report and in our Annual Report on Form 10-K for the year ended June 30, 2025, have not changed during the three and nine months ended March 31, 2026. We believe that our accounting policies and estimates relating to revenue recognition, accrued expenses, purchase commitment liabilities, warrants and stock-based compensation are the most critical.

Our Business

We are a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor systems. Our product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential. Our primary focus is the development of novel ‘next generation’ melanocortin-4 receptor (“MC4R”) agonists for treatment of rare neuroendocrine diseases. We are developing MC4R selective long-acting peptide agonists and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome, and other orphan indications.

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

Our prior commercial product, Vyleesi®, was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 and was initially marketed in the United States by AMAG Pharmaceuticals, Inc. (“AMAG”) for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women pursuant to a license agreement for Vyleesi for North America, which was entered into on January 8, 2017 (the “AMAG License Agreement”). The AMAG License Agreement was terminated effective July 24, 2020, and we commenced marketing Vyleesi in North America. Effective December 19, 2023, Cosette Pharmaceuticals, Inc. (“Cosette”) acquired all rights to Vyleesi. As disclosed in Note 6 to the Consolidated Financial Statements, effective June 5, 2025, we entered into a Release and Settlement Agreement with Cosette.

In August 2025, as disclosed in Note 5 to the Consolidated Financial Statements, we entered into a Research Collaboration, License and Patent Assignment Agreement (the “BI Agreement”) with Boehringer-Ingelheim International GmbH (“Boehringer Ingelheim” or “BI”) to research, develop and commercialize first-in-class melanocortin receptor-targeted compounds we developed for the treatment of retinal diseases.

In January 2026, as disclosed in Note 6 to the Consolidated Financial Statements, we entered into a sublicense agreement (the “Altanispac Agreement”) with Altanispac Labs, LLC to exclusively license PL9643, a clinical development MC1R agonist for the treatment of dry eye disease.

Our non-obesity development activities focus on ocular, gastroenterology, and renal indications. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress non-obesity products through development, approval and commercialization.

Pipeline Overview

The following chart illustrates the status of our drug development programs for treatment of rare MC4R pathway diseases and next steps, dependent on resources:

The following programs have been out-licensed, or are available to out-license or otherwise transfer:

Our Strategy

Our strategy is focused on advancing a differentiated portfolio of melanocortin receptor-targeted therapeutics, with an emphasis on MC4R agonists for rare neuroendocrine obesity disorders and other indications with significant unmet medical need. Key elements include:

●	Advancing a focused MC4R pipeline: Maintain a lean, execution-oriented organization to discover, develop, and advance MC4R selective agonists for rare MC4R pathway diseases, including hypothalamic obesity, Prader-Willi syndrome, and Bardet-Biedl syndrome;

●	Leveraging strategic partnerships: Establish and expand collaborations with pharmaceutical and biotechnology partners to support the development, manufacturing, and commercialization of our product candidates, including applications beyond;

●	Disciplined capital strategy: Fund operations through a combination of non-dilutive sources— including cash flows from the licensing and sale of Vyleesi, our collaboration with Boehringer Ingelheim, and other licensing arrangements, supplemented by prudent, opportunistic equity financings, with a focus on capital efficiency and minimizing stockholder dilution; and

●	Driving clinical and regulatory execution: Advance selected product candidates through clinical development and pursue regulatory approvals in targeted indications.

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

Results of Operations

As we continue to advance our development programs and explore commercial opportunities and partners in both U.S. and international markets, we remain attentive to evolving global economic conditions, including uncertainties related to international trade policies, tariffs, and supply chain dynamics. Although these factors have not had a material impact on our operations to date, future changes in trade regulations, tariff structures, or logistical constraints could influence the cost, availability, or timing of materials, services and other components associated with the development of our product candidates and manufacturing capabilities. We continue to monitor these developments closely to maintain operational efficiency and help mitigate potential future impacts.

Three and Nine months ended March 31, 2026, Compared to the Three and Nine months ended March 31, 2025:

Revenues – For the three and nine months ended March 31, 2026, we recognized $3,920,675 and $12,884,261 in collaboration and license revenue compared to $0 for the three and nine months ended March 31, 2025. The primary increase in collaboration and license revenue consists of $3,751,122 related to the Altanispac Agreement during the three months ended March 31, 2026, and $3,751,122 related to the Altanispac Agreement and $9,133,139 related to the BI Agreement during the nine months ended March 31, 2026.

Research and Development – Research and development expenses were $3,517,223 and $10,362,756 for the three and nine months ended March 31, 2026, respectively, compared to $3,755,158 and $12,928,391 for the three and nine months ended March 31, 2025, respectively. The decrease for the three and nine months ended March 31, 2026, compared to the three and nine months ended March 31, 2025, was primarily related to a decrease in spending on our MCR programs.

Research and development expenses related to our MCR programs were $2,012,143 and $5,272,845 for the three and nine months ended March 31, 2026, respectively, compared to $1,853,851 and $7,822,953 for the three and nine months ended March 31, 2025, respectively. The increase for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily related to an increase in spending on our MCR programs. The decrease for the nine months ended March 31, 2026, compared to the nine months ended March 31, 2025, was primarily related to a decrease in spending on our MCR programs.

The amounts of project spending above exclude general research and development spending which was $1,505,080 and 5,089,911 for the three and nine months ended March 31, 2026, respectively, compared to $1,901,307 and $5,105,438 for the three and nine months ended March 31, 2025, respectively. The decrease is primarily attributable to a decrease in compensation-related expenses.

Cumulative spending from inception to March 31, 2026, was approximately $311,900,000 on our Vyleesi program and approximately $257,900,000 on all our other programs (which include melanocortin receptor agonists, other discovery programs and terminated programs). Due to various risk factors described in our Annual Report on Form 10-K for the year ended June 30, 2025, under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative – General and administrative expenses, which consist mainly of compensation and related costs, were $1,984,446 and $6,769,994 for the three and nine months ended March 31, 2026, respectively, compared to $1,474,019 and $5,176,794 for the three and nine months ended March 31, 2025, respectively. The increase is a result of increased compensation costs and professional fees.

Other Income (Expense) – For the three and nine months ended, March 31, 2026 total other income (expense), net was $148,007 and $229,175, respectively. For the three and nine months ended March 31, 2025, total other income (expense), net was $1,757 and $111,634, respectively. The increase was a result of an increase in investment income, offset by a decrease in interest expense and foreign currency translation losses.

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

During the nine months ended March 31, 2026, net cash used in operating activities was $10,843,290 compared to $17,217,595 for the nine months ended March 31, 2025. The decrease was primarily related to collaboration and license revenue recognized during the nine months ended March 31, 2026.

During the nine months ended March 31, 2026, net cash used in investing activities was $51,299 which consisted of cash used for the purchase of property and equipment. During the nine months ended March 31, 2025, net cash provided by investing activities was $2,500,000, which consisted of proceeds from the sale of Vyleesi.

During the nine months ended March 31, 2026, net cash provided by financing activities was $18,489,818 which consisted of net proceeds $16,910,891 from an equity financing and $1,598,441 of net proceeds from the exercise of warrants, offset by $19,514 for payment of withholding taxes related to restricted stock units. During the nine months ended March 31, 2025, net cash provided by financing activities was $7,710,261, which consisted of $3,398,237 of net proceeds from the exercise of warrants and 4,457,520 from the sale of common stock, offset by $99,482 for payment of withholding taxes related to restricted stock units and $46,014 for payment of finance lease obligations.

We have incurred cumulative negative cash flows from operations since our inception and have expended substantial funds to advance our product development efforts. Continued operations are dependent upon our ability to complete equity or debt financing activities and to enter into additional licensing or collaboration arrangements. As of March 31, 2026, our cash and cash equivalents were $10,159,494, other receivables were $2,167,215 and our current liabilities were $2,536,002.

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

Based on our current operating and development plans, including the ability to reduce or delay operating expenses that are within management’s control, we expect that existing cash and cash equivalents as of the date of this filing will be sufficient to enable us to fund operations through the next twelve months following the issuance of the financial statements.

We will need additional funding to complete required clinical trials for our product candidates and development programs and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA. However, current economic conditions (including current economic uncertainty, high interest rates, rising inflation, tariffs, trade restrictions, and the potential for local and/or global economic recession) may negatively impact our operations, including possible effects on our financial condition, ability to access the capital markets on attractive terms or at all, liquidity, operations, suppliers, industry, and workforce. We will continue to evaluate the impact that these events could have on the operations, financial position, and the results of operations and cash flows during fiscal year 2026 and beyond.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required to be provided by smaller reporting companies.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the table below, 3 shares of common stock were withheld during the three months ended March 31, 2026, at the direction of the employees and as permitted under the 2011 Stock Incentive Plan in order to pay the minimum amount of tax liability owed by the employees from the vesting of previously issued restricted stock units:

Fiscal Month Period	Total Number of Shares Purchased (1)	Weighted Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Announced Plans or Programs
January 1, 2026 through January 31, 2026	-	$-	-	-
February 1, 2026 through February 28, 2026	-	-		-
March 1, 2026 through March 31, 2026	3	23.24	-	-
Total	3	$23.24	-	-

(1) Consists solely of 3 shares that were withheld to satisfy tax withholding amounts due from employees upon the vesting of previously issued restricted stock units.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the Company’s fiscal quarter ended March 31, 2026, no director or officer, as defined in Rule 1a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Palatin Technologies, Inc.
(Registrant)

/s/ Carl Spana
Date: May 13, 2026	Carl Spana, Ph.D. President and Chief Executive Officer (Principal Executive Officer)

/s/ Stephen T. Wills
Date: May 13, 2026	Stephen T. Wills, CPA, MST Executive Vice President, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

