Form 10-K
period 2026-06-30
PALATIN TECHNOLOGIES INC
filed 2026-09-28
CIK 911216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number: 001-15543

PALATIN TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-4078884
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Carnegie Center Drive, Suite 304 Princeton, New Jersey	08540
(Address of principal executive offices)	(Zip Code)

(609) 495-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	PTN	Nasdaq Capital Market

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2025): $25,695,597

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date (September 25, 2026): 1,780,939

PALATIN TECHNOLOGIES, INC.

Special Note Regarding Forward-Looking Statements

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

Statements in this Annual Report, as well as oral statements that may be made by us or by our officers, directors, or employees acting on our behalf, that are not historical facts constitute “forward-looking statements,” which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements in this Annual Report do not constitute guarantees of future performance. Investors are cautioned that statements that are not strictly historical facts contained in this Annual Report, including, without limitation, the following are forward-looking statements:

●	our history of operating losses and our need to obtain additional financing have caused management to conclude that there is substantial doubt regarding our ability to continue as a going concern;

●	our ability to obtain additional financing on terms acceptable to us, or at all, including unavailability of funds or delays in receiving funds as a result of economic disruptions;

●	our expectation that we will incur losses for the foreseeable future and may never achieve or maintain profitability;

●	our business, financial condition, and results of operations may be adversely affected by increases in costs of and delays in conducting human clinical trials and the performance of our contractors and suppliers, reduction in our productivity or the productivity of our contractors and suppliers, supply chain constraints, and labor shortages;

●	whether Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin intellectual property to first-in-class melanocortin receptor-targeted compounds developed by Palatin, will be able to successfully develop a product for the treatment of retinal diseases;

●	the results of further development, clinical trials and the timing of regulatory submissions with our obesity program, including a novel once-weekly peptide melanocortin receptor-4 (“MC4R”) selective agonist with a Phase 1 clinical study projected in the first half of calendar year 2027 and an oral small molecule MC4R selective agonist with a Phase 1 clinical study projected in the second half of calendar year 2027; PL8177, an oral peptide melanocortin receptor-1 (“MC1R”) formulation for treatment of ulcerative colitis, which reported positive topline data in a Phase 2 clinical trial proof-of-concept trial in the first quarter of 2025; and a melanocortin receptor agonist for diabetic nephropathy, which reported positive topline data in the fourth quarter of 2024;

●	estimates of our expenses, future revenue and capital requirements;

●	our ability to achieve profitability;

●	our ability to advance product candidates into, and successfully complete, clinical trials;

●	the initiation, timing, progress and results of future preclinical studies and clinical trials, and our research and development programs;

●	the timing or likelihood of regulatory filings and approvals;

●	our expectations regarding the clinical efficacy and utility of our melanocortin agonist product candidates for treatment of inflammatory and autoimmune related diseases and disorders, including ocular indications;

●	our ability to compete with other products and technologies treating the same or similar indications as our product candidates;

●	the ability of our contract manufacturers to perform their manufacturing activities for us in compliance with applicable regulations;

●	our ability to recognize the potential value of our licensing arrangements with third parties;

i

●	the potential to achieve revenues from the sale of our product candidates;

●	our ability to obtain adequate reimbursement from private insurers and other healthcare payers;

●	our ability to maintain product liability insurance at a reasonable cost or in sufficient amounts, if at all;

●	the performance and retention of our management team, senior staff professionals, other employees, and third-party contractors and consultants;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology in the United States and throughout the world;

●	our compliance with federal and state laws and regulations;

●	the timing and costs associated with obtaining regulatory approval for our product candidates;

●	the impact of fluctuations in foreign exchange rates;

●	the impact of any geopolitical instability, economic uncertainty, financial markets volatility, or capital markets disruption resulting from the ongoing military conflict between Russia and Ukraine, and any resulting effects on our revenue, financial condition, or results of operations;

●	the impact of legislative or regulatory healthcare reforms in the United States;

●	our ability to adapt to changes in global economic conditions as well as competing products and technologies; and

●	our ability to remain listed and our shares traded on the Nasdaq stock exchange.

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

Risks Related to Our Financial Results and Need for Financing

●	Our management has determined that there is substantial doubt about our ability to continue as a going concern, which may make it more difficult and more expensive for us to raise capital.

●	We have a history of substantial net losses, including a net loss of $8.4 million for the year ended June 30, 2026, and expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

●	We will need additional funding, including funding to complete clinical trials for our product candidates, which additional funding may not be available on acceptable terms, if at all.

●	We have a limited operating history upon which to base an investment decision.

●	Raising additional capital may cause dilution to existing stockholders, restrict our operations or require us to relinquish rights.

ii

Risks Related to Our Business, Strategy, and Industry

●	Our product candidates, including a novel once-weekly peptide MC4R agonist, an oral small molecule MC4R agonist, and MC1R agonist PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

●	If clinical trials for our product candidates are prolonged or delayed, we may be unable to commercialize our product candidates on a timely basis, which would require us to incur additional costs and delay our receipt of any revenue from potential product sales.

●	Even if our product candidates receive regulatory approval in the United States, they may never achieve market acceptance in the United States or approval outside the United States, in which case our business, financial condition and results of operations will be materially adversely affected.

●	If side effects emerge that can be linked to any of our product candidates (either while they are in development or after they are approved and on the market), we may be required to perform lengthy additional clinical trials, change the labeling of any such products, or withdraw such products from the market, any of which would hinder or preclude our ability to generate revenues.

●	Palatin’s MC4R candidates, if approved, would enter markets in which an established MC4R therapy may already have significant physician experience, reimbursement coverage and patient adoption, including the possibility that Rhythm Pharmaceuticals’ next-generation products could reach the market before Palatin’s candidates.

●	Our collaborations with third parties may not be successful, and we may not realize the anticipated benefits from these arrangements.

Risks Related to Government Regulation

●	Both before and after marketing approval, our product candidates are subject to ongoing regulatory requirements and, if we fail to comply with these continuing requirements, we could be subject to a variety of sanctions, and the sale of any approved commercial products could be suspended.

Risks Related to the Ownership of Our Common Stock

●	Our stock price is volatile and may fluctuate in a way that is disproportionate to our operating performance, and we expect it to remain volatile, which could limit investors’ ability to sell stock at a profit.

●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

●	As of September 25, 2026, there were 8,763,962 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

●	Our common stock was delisted from NYSE American in 2025 and traded over the counter for six months; if we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, our common stock could again be delisted.

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

Our product development activities focus primarily on use of MC4R agonists for treatment of obesity. The Company is developing MC4R peptides and small molecule agonists with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications. The Company is also developing, dependent on resources for development activities, peptides and small molecules that are active at more than one melanocortin receptor, with potential utility in obesity and metabolic-related disorders, rare MC4R pathway diseases, such as hypothalamic obesity, and orphan indications

We are also developing, dependent on resources for development activities, MC1R agonist products, with potential to treat inflammatory and autoimmune diseases, such as dry eye disease, which is also known as keratoconjunctivitis sicca, uveitis, diabetic retinopathy, and inflammatory bowel disease. The Company believes that the MC1R agonist peptides in development have broad anti-inflammatory effects and appear to utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

Our new product development strategy focuses on development of MC4R selective agonists with improved pharmacokinetic properties. This includes a modified MC4R peptide with an extended drug half-life and minimal blood pressure effects and an MC4R selective oral small molecule.

Activities in inflammation disease indications focus primarily on development of MCR peptides for ocular conditions, and in the gut and kidney. Utilizing peptides which are agonists at MC1R, and in some instances agonists at additional melanocortin receptors, we are developing products to treat inflammatory and autoimmune diseases such as dry eye disease, uveitis, diabetic retinopathy, and inflammatory bowel disease. We are actively engaged in discussions with potential partners and licensees that have the financial and operational resources to progress our products through development, approval and commercialization.

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

Our program for treatment of retinal diseases culminated in an agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”), which in August 2025 acquired certain Palatin patent applications to first-in-class melanocortin receptor-targeted compounds developed by Palatin. We retain rights to PL9643, which successfully completed an initial Phase 3 clinical trial for dry eye disease, and was licensed to Altanispac Labs, LLC in January 2026.

Our Business Strategy. Key elements of our business strategy include:

●	Advancing our MC4R selective long-acting peptide and oral small molecule agonist programs for the treatment of obesity, with a primary focus on rare neuroendocrine diseases and other MC4R pathway disorders with significant unmet medical need;
●	Leveraging our expertise in the melanocortin receptor system and our portfolio of MCR compounds to identify and develop differentiated product candidates addressing significant unmet medical needs;
●	Entering into strategic collaborations, licensing arrangements and other partnerships with pharmaceutical and biotechnology companies and academic institutions to facilitate and accelerate the research, development, manufacture and commercialization of our product candidates;
●	Utilizing payments received under existing and future collaboration and license agreements, including upfront payments, research funding, milestone payments and royalties, together with other available financial resources, to partially fund our product development programs; and
●	Advancing selected product candidates through preclinical and clinical development and, where appropriate, seeking regulatory approval independently or in collaboration with strategic partners.

Pipeline Overview

The following chart illustrates the status of our drug development programs. Planned development activities, timelines and milestones are subject to the availability of appropriate funding.

Melanocortin Receptor Programs

Our Current Product Development Strategy. Our product development activities focus primarily on use of MC4R agonists for treatment of obesity. Our principal strategic development focus is the advancement of MC4R agonists for the treatment of obesity, with an emphasis on rare neuroendocrine and other MC4R pathway diseases. We are developing selective MC4R long-acting peptide agonists and oral small molecule agonists with potential utility in hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome and other rare obesity and orphan indications.

The Company is also developing, subject to the availability of resources, melanocortin receptor agonists with potential utility in ocular diseases and inflammatory and autoimmune diseases, including uveitis and inflammatory bowel disease. A product candidate targeting MC1R for the treatment of dry eye disease, also known as keratoconjunctivitis sicca, has been licensed to a third party, and a family of melanocortin receptor compounds for the treatment of retinal diseases has been licensed to Boehringer Ingelheim. The Company believes that certain melanocortin receptor agonist peptides in development may have anti-inflammatory effects through mechanisms involved in the endogenous melanocortin system’s regulation of immune responses and resolution of inflammation.

We are also designing and developing potent and highly selective MC1R agonist peptides and agonist peptides specific for more than one melanocortin receptor for treatment of a variety of inflammatory and autoimmune indications. We believe that our agonist peptides regulate certain inflammatory cytokines, and modulate the activities of immune cells, such as monocytes and T cells, to reduce immune response, and may utilize mechanisms engaged by the endogenous melanocortin system in regulation of the immune system and resolution of inflammatory responses.

Long-acting Peptide MC4R Agonists. We are advancing a next-generation, MC4R selective long-acting peptide agonist, with plans to initiate a Phase 1 clinical study in the first half of calendar year 2027. The product candidate is being developed as a once-weekly subcutaneous injectable for the treatment of obesity, with a primary focus on rare neuroendocrine diseases, including hypothalamic obesity, Prader-Willi syndrome and potentially Bardet-Biedl syndrome.

Oral Small Molecule MC4R Agonists. We are advancing lead candidate selection and optimization activities for a next-generation, MC4R selective oral small molecule agonist, incorporating data and program learnings from PL7737 and our broader MC4R small molecule development program. We plan to advance a selected product candidate into IND-enabling activities in the first half of calendar year 2027 and initiate a Phase 1 clinical study in the second half of calendar year 2027. The program is focused on developing an orally administered MC4R agonist for the treatment of obesity, with a primary focus on rare neuroendocrine diseases and other MC4R pathway disorders.

Partnered and Out-Licensing Development Programs. In addition to our internally focused MC4R obesity development programs, our strategy includes entering into collaborations, licensing arrangements and other strategic transactions to advance and maximize the value of certain product candidates and programs. We have entered into collaboration and licensing arrangements with Boehringer Ingelheim for certain MCR compounds for the treatment of retinal diseases and with Altanispac Labs for PL9643 for the treatment of dry eye disease. We are also seeking development and commercialization partners or other strategic transactions for certain other product candidates and programs, including bremelanotide or an MC4R agonist as an adjunct to GLP-1-based obesity therapies, PL8177 for inflammatory bowel diseases and our MCR agonist program for diabetic nephropathy.

Retinal Disease Collaboration with Boehringer Ingelheim. In August 2025, we entered into a research collaboration, license and patent assignment agreement (the “Boehringer Ingelheim Agreement”) with Boehringer Ingelheim International GmbH (BI) for the development of melanocortin receptor agonists for the treatment of retinal diseases, including diabetic retinopathy and diabetic macular edema. Under the terms of the Agreement, BI agreed to pay Palatin a non-refundable upfront payment, success-based development, regulatory, and commercial milestone payments of up to €280,000,000 (approximately $328,000,000), and tiered royalties on net sales of licensed products, if commercialized. BI is responsible for advancing the licensed retinal disease program, with Palatin providing research and development support during the research collaboration period. We received a €2.0 million ($2.3 million) upfront payment in August 2025 and subsequently received a €5.5 million ($6.5 million) on achieving a research milestone in September 2025. Under our BI agreement, we retained rights to PL9643 for dry eye disease, which we have subsequently sublicensed to Altanispac Labs.

PL9643 for Dry Eye Disease. PL9643 is a peptide melanocortin agonist active at multiple melanocortin receptors, including MC1R and MC5R, that we developed for the treatment of dry eye disease, also known as keratoconjunctivitis sicca. We completed the Phase 3 MELODY-1 clinical trial in 575 patients with moderate-to-severe dry eye disease. PL9643 achieved statistical significance for the co-primary symptom endpoint of pain (p<0.025), and subsequent responder analyses demonstrated statistically significant complete symptom resolution compared with vehicle for 6 of 13 symptom endpoints. PL9643 was well tolerated in the study. In January 2026, we entered into a sublicense agreement with Altanispac Labs pursuant to which Altanispac acquired exclusive rights to develop and commercialize PL9643 for dry eye disease. Under the agreement, we received $3.8 million in upfront consideration and are eligible to receive additional payments, including payments related to future development, commercialization or disposition of the asset, as applicable, and royalties on net sales. Altanispac is responsible for the future development and commercialization of PL9643 for dry eye disease. The remaining Phase 3 development program is expected to include the MELODY-2 and MELODY-3 studies.

Bremelanotide Co-administration with Tirzepatide to Treat Obesity. We completed a Phase 2 proof-of-concept clinical trial evaluating the safety, tolerability and efficacy of co-administration of bremelanotide, an MC4R agonist, with tirzepatide, a GLP-1/GIP receptor agonist, in patients with obesity. Topline results reported in the first quarter of calendar year 2025 demonstrated that the study met its primary endpoint, with patients receiving co-administration achieving a 4.4% reduction in body weight compared with 1.6% for placebo during the eight-week treatment period (p<0.0001). Low-dose bremelanotide also prevented weight regain following discontinuation of tirzepatide, and no additional safety or tolerability issues were observed with the combination. We do not currently intend to independently fund additional clinical development of this program and are evaluating potential out-licensing, development, and commercialization partnerships.

Oral PL8177 for Inflammatory Bowel Diseases. PL8177 is a selective MC1R agonist peptide that has been evaluated for inflammatory bowel diseases, including ulcerative colitis. We developed a polymer-encapsulated, delayed-release oral formulation designed to deliver PL8177 to the intestinal wall and completed clinical studies evaluating the formulation, including a Phase 2 proof-of-concept study in patients with ulcerative colitis. Positive topline results from the Phase 2 study were reported in the first quarter of calendar year 2025 and support the potential therapeutic utility of the program. We do not currently intend to independently fund further clinical development of PL8177 and are pursuing out-licensing, development and commercialization partnerships or other strategic opportunities for the program.

Diabetic Nephropathy. We completed a Phase 2 open-label proof-of-concept study evaluating an MCR agonist in patients with diabetic nephropathy, with positive topline results reported in the fourth quarter of calendar year 2024. Based on clinical results and the potential therapeutic role of melanocortin receptor agonism in diabetic kidney disease, we are pursuing out-licensing, development and commercialization partnerships or other strategic opportunities for this program and do not currently intend to independently fund further clinical development.

Our Drug Discovery and Development Technology

We use an integrated drug design and development approach to discover and optimize proprietary peptide, peptide mimetic and small molecule compounds that modulate the melanocortin receptor system. Our approach integrates rational and computer-aided drug design, medicinal chemistry, structure-activity relationship analyses, experimental pharmacology, and artificial intelligence (“AI”) and machine learning (“ML”)-based computational modeling. We utilize both internal capabilities and external collaborators with specialized AI and ML expertise to analyze our proprietary compound and pharmacology data and assist in the identification, design and optimization of potential product candidates.

Our extensive experience developing melanocortin receptor agonists, together with data generated from our library of proprietary MCR compounds and our preclinical and clinical development programs, has enhanced our understanding of the structural and pharmacological factors that influence potency, activity and selectivity among the five melanocortin receptor subtypes. We use these capabilities and accumulated data to optimize compounds for receptor selectivity, pharmacokinetic and pharmacodynamic properties, route and frequency of administration, and other characteristics relevant to the intended therapeutic application, with the objective of developing product candidates with differentiated efficacy, safety, tolerability and dosing profiles.

Competition

General. The biopharmaceutical industry is highly competitive and characterized by extensive research and development activities, rapidly advancing technologies, evolving standards of care and the introduction of new products and therapeutic approaches. Our product candidates, if successfully developed and approved, will compete with approved therapies and product candidates under development by pharmaceutical and biotechnology companies, many of which have substantially greater financial, technical, research and development, manufacturing, regulatory, commercial and personnel resources than we do. Our ability to compete successfully will depend on, among other factors, the efficacy, safety and tolerability, convenience and frequency of administration, durability of treatment effect, regulatory approval, pricing and reimbursement, intellectual property protection and commercial availability of our product candidates relative to competing therapies.

Competitors may develop products that are more effective, safer, better tolerated, more convenient or less expensive than our product candidates, or may obtain regulatory approval or establish significant market acceptance before we are able to do so. We cannot predict the timing or extent of competitive developments, and products or technologies developed by others could render our product candidates or technologies obsolete or noncompetitive.

MC4R Agonists for Rare Obesity Disorders. Our principal internally funded development programs are focused on MC4R selective agonists for obesity, with a primary focus on rare neuroendocrine diseases and MC4R pathway disorders, including hypothalamic obesity (“HO”), Prader-Willi syndrome (“PWS”) and Bardet-Biedl syndrome (“BBS”). We are developing both a long-acting peptide MC4R agonist intended for once-weekly subcutaneous administration and a next-generation oral small molecule MC4R agonist.

Our most direct competitor in rare MC4R pathway diseases is Rhythm Pharmaceuticals, Inc. Rhythm markets IMCIVREE® (setmelanotide), an MC4R agonist approved in the United States for chronic weight management in certain patients with monogenic or syndromic obesity due to POMC, PCSK1 or LEPR deficiency and BBS, and for the treatment of acquired HO in adults and pediatric patients four years of age and older. Rhythm is also developing next-generation MC4R agonists, including bivamelagon, an oral small molecule MC4R agonist, and RM-718, a once-weekly injectable MC4R agonist. Bivamelagon and RM-718 are being evaluated in clinical development for rare MC4R pathway diseases, including HO, and RM-718 is also being evaluated in PWS.

In March 2025, the FDA approved VYKAT XR® (diazoxide choline extended-release tablets) for the treatment of hyperphagia in adults and pediatric patients four years of age and older with PWS. VYKAT XR does not act through the MC4R pathway but represents an approved therapeutic alternative for patients with PWS and could compete with any MC4R agonist we may develop for that indication. Other companies are also developing therapies utilizing mechanisms other than MC4R agonism for rare obesity disorders and hyperphagia.

The broader obesity market has undergone substantial development, particularly with the introduction and widespread use of GLP-1 and related incretin-based therapies, including semaglutide and tirzepatide. Although these products are principally developed and marketed for general obesity and metabolic disease and do not directly address the underlying MC4R pathway dysfunction associated with many of the rare obesity disorders that are the primary focus of our programs, they may be used in some patients with these disorders and could compete with our product candidates. Numerous large pharmaceutical and biotechnology companies continue to develop additional obesity therapies, including oral therapies, combination products and agents utilizing novel mechanisms of action.

We believe that important competitive factors for MC4R agonists intended for chronic treatment of rare obesity disorders will include efficacy in reducing body weight and hyperphagia, safety and tolerability, frequency and route of administration and the incidence and severity of adverse effects, including gastrointestinal adverse events and hyperpigmentation associated with off-target melanocortin receptor activity. Our product candidates are designed to provide selective MC4R activation with the objective of achieving clinically meaningful efficacy while improving tolerability and reducing off-target effects relative to currently available therapies. However, our MC4R product candidates are at an earlier stage of development than approved and clinical-stage competing products, and there can be no assurance that they will demonstrate comparable or superior efficacy, safety, tolerability or convenience.

Bremelanotide in Combination with Incretin-Based Obesity Therapies. We have completed a Phase 2 proof-of-concept study evaluating bremelanotide in combination with tirzepatide, a dual GIP and GLP-1 receptor agonist, for the treatment of obesity. The market for obesity therapies is highly competitive and includes approved and investigational GLP-1, GIP/GLP-1 and other incretin-based therapies, as well as numerous combination approaches under development by large pharmaceutical and biotechnology companies. We do not currently intend to independently fund further clinical development of this program and are seeking potential out-licensing, partnering or other strategic opportunities. The availability and continued development of highly effective obesity therapies could affect our ability to enter into such an arrangement on favorable terms or at all.

Partnered Ocular Programs. We have licensed certain MCR compounds for the treatment of retinal diseases, including diabetic retinopathy and diabetic macular edema, to Boehringer Ingelheim and have sublicensed PL9643 for dry eye disease to Altanispac Labs. These indications are highly competitive and include numerous approved and investigational therapies utilizing a variety of mechanisms of action. The commercial potential of these programs will depend in significant part on the ability of our collaborators to successfully develop differentiated products that compete with existing and future therapies. Competition may also affect the willingness of our collaborators to continue development; the resources they devote to the programs and our ability to receive potential milestone payments and royalties.

PL8177 and Other MCR Programs. PL8177, an oral MC1R agonist, has been evaluated in a Phase 2 proof-of-concept study for ulcerative colitis. Ulcerative colitis is a highly competitive therapeutic area with numerous approved therapies, including biologics, small molecules and immunomodulatory agents, as well as numerous additional products in clinical development. We are pursuing out-licensing, development and commercialization partnerships or other strategic opportunities for PL8177 and certain other MCR programs, including our diabetic nephropathy program. The availability of established therapies and competing product candidates could adversely affect our ability to enter into transactions for these programs on favorable terms or to realize value from them.

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

We have filed patent applications under the Patent Cooperation Treaty claiming PL9643 and other peptides in development for ocular and inflammatory disease indications and have entered national stage prosecution in the United States, European Patent Office, Eurasian Patent Office, and broadly throughout the world. On August 14, 2025, pursuant to the Boehringer Ingelhiem Agreement we assigned this patent to Boehringer Ingelheim, and received an irrevocable, royalty-free license for PL9643. If one or more patents are granted, the patents will have a presumptive term until 2041. Until one or more product candidates covered by a claim of one of these patent applications are developed for commercialization, which may never occur, we cannot evaluate the duration of any potential patent term extension under the Hatch-Waxman Amendments.

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

We have additional issued United States patents on melanocortin receptor-specific peptides and small molecules, including patents on an alternative class of melanocortin receptor-specific peptides for treatment of sexual dysfunction and other indications.

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

U.S. Governmental Regulation of Pharmaceutical Products

General. Our research, development, manufacture and potential commercialization of pharmaceutical products are subject to extensive regulation in the United States and other countries. In the United States, our product candidates are regulated principally by the U.S. Food and Drug Administration (“FDA”) under the Federal Food, Drug, and Cosmetic Act (“FFDCA”) and related laws and regulations. These requirements govern, among other things, research, development, preclinical and clinical testing, manufacturing, quality control, safety, efficacy, labeling, packaging, storage, recordkeeping, reporting, advertising, promotion, distribution and import and export of pharmaceutical products.

Before a new drug may generally be marketed in the United States, the FDA regulatory process typically includes:

●	completion of preclinical laboratory and animal studies and formulation and manufacturing development;

●	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may commence;

●	completion of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for its intended use;

●	development and validation of manufacturing processes and controls;

●	submission to the FDA of a New Drug Application (“NDA”);

●	satisfactory completion of FDA inspections, as applicable, of manufacturing facilities and clinical trial sites; and

●	FDA review and approval of the NDA, including the proposed prescribing information and labeling.

The research, development and regulatory approval process requires substantial time, effort and financial resources, and regulatory approval may not be obtained on a timely basis or at all.

Preclinical Development and Investigational New Drug Applications. Preclinical development generally includes laboratory evaluations of a product candidate’s pharmacology, composition, formulation, impurities and stability, as well as animal studies to assess pharmacology and potential toxicity. Certain preclinical safety studies must be conducted in accordance with applicable Good Laboratory Practice requirements. The results of preclinical studies, together with manufacturing information, analytical data, clinical protocols and other required information, are submitted to the FDA as part of an IND.

An IND generally becomes effective 30 days after receipt by the FDA unless the FDA places the proposed clinical trial on clinical hold. The FDA may impose a clinical hold before or during a clinical trial if, among other reasons, it determines that subjects may be exposed to unreasonable or significant risks or that the IND does not contain sufficient information to assess such risks. If the FDA imposes a clinical hold, the sponsor must address the FDA’s concerns before the affected clinical trial may begin or resume. Positive results from preclinical studies do not necessarily predict successful results in clinical trials.

Clinical Trials. Clinical trials involve administration of an investigational product to human subjects under the supervision of qualified investigators. Clinical trials must be conducted under protocols submitted to the FDA as part of an IND and in compliance with applicable requirements, including Good Clinical Practice requirements and requirements relating to informed consent and institutional review board (“IRB”) oversight. An IRB generally must review and approve each clinical trial before it begins at a clinical site and must monitor the trial until completion.

Clinical development is generally conducted in phases that may overlap or be combined. Phase 1 clinical trials generally evaluate safety, tolerability, pharmacokinetics and pharmacodynamics and may be conducted in healthy volunteers or patients. Phase 2 clinical trials generally evaluate preliminary efficacy, dose response and safety in patients with the targeted disease or condition. Phase 3 clinical trials generally involve larger patient populations and are designed to provide substantial evidence of effectiveness and additional safety information necessary to evaluate the overall benefit-risk relationship of the product candidate and support regulatory approval. The number, size and design of clinical trials required for approval vary depending on the product candidate, indication, patient population and other factors.

Sponsors of certain clinical trials are also required to register and disclose specified information and results on ClinicalTrials.gov in accordance with applicable federal requirements.

Success in preclinical studies or early-stage clinical trials does not assure success in later-stage clinical trials. Results may be subject to differing interpretations, and the FDA may require additional preclinical studies, clinical trials or analyses before permitting further development or granting regulatory approval.

New Drug Applications and FDA Review. If clinical trials are successful, the results of preclinical studies and clinical trials, together with detailed information regarding the product’s chemistry, manufacture, controls, proposed labeling and other required information, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. The FDA may refuse to file an NDA that it determines is incomplete and has substantial discretion in the review and approval process. The FDA may determine that the data submitted do not establish that a product candidate is safe and effective for its proposed use, request additional information or analyses, or require additional preclinical studies or clinical trials.

Before approving an NDA, the FDA may inspect facilities involved in manufacturing the product and clinical sites involved in generating data supporting the application. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with applicable requirements and that the NDA provides sufficient evidence that the product is safe and effective for its intended use.

If the FDA approves an NDA, it may impose limitations on the approved indications or patient populations, require warnings or precautions in the labeling, require postmarketing studies or clinical trials, or impose a Risk Evaluation and Mitigation Strategy (“REMS”) or other restrictions.

Manufacturing Regulation. Manufacturers of pharmaceutical products for clinical trials and commercial use must comply with applicable current Good Manufacturing Practice (“cGMP”) requirements. These requirements govern manufacturing processes and controls, quality systems, testing, recordkeeping and other activities intended to ensure that pharmaceutical products meet applicable standards of identity, strength, quality and purity.

Manufacturing facilities may be subject to inspection by the FDA and other regulatory authorities. Failure by us or our third-party manufacturers to comply with applicable cGMP or other regulatory requirements could result in regulatory or enforcement action, including delays or refusal of regulatory approval, clinical holds, suspension of manufacturing, product recalls or seizures, import restrictions, warning letters, fines, injunctions or civil or criminal penalties.

Postmarketing Regulation. Any pharmaceutical product that receives FDA approval remains subject to continuing regulation, including requirements relating to manufacturing and quality control, recordkeeping and reporting, adverse-event reporting, labeling, advertising and promotion, product distribution and postmarketing surveillance.

The FDA may require postmarketing studies or clinical trials to evaluate known or potential safety risks and may require labeling changes, restrictions on distribution or use, or other measures based on newly identified safety or efficacy information. The FDA’s Sentinel System also provides an electronic system for monitoring the safety of FDA-regulated medical products.

The FDA regulates the advertising and promotion of prescription drug products and generally prohibits promotion of a product for uses that have not been approved by the FDA. Failure to comply with applicable requirements may result in regulatory or enforcement action, including warning or untitled letters, restrictions on marketing or manufacturing, product recalls or seizures, suspension or withdrawal of approvals, refusal to approve pending applications or supplements, fines, injunctions or civil or criminal penalties.

We, our collaborators, licensees and third-party manufacturers may be unable to comply with applicable regulatory requirements. The discovery of previously unknown problems with an approved product, manufacturing facility or manufacturing process, or failure to comply with applicable regulatory requirements, could result in restrictions on the product or its manufacture or commercialization and could materially adversely affect our business.

Healthcare Laws and Regulation. In addition to FDA regulation, our operations may be subject to federal, state and foreign healthcare laws and regulations, including the federal Anti-Kickback Statute, federal and state false claims laws, healthcare fraud laws, transparency and reporting requirements, and privacy and data security laws. These laws may apply to our clinical development activities, interactions with healthcare professionals and organizations, relationships with collaborators and other third parties and, if any of our product candidates receive regulatory approval, commercialization activities. Failure to comply with applicable healthcare laws and regulations could result in significant civil, criminal or administrative penalties, damages, fines, exclusion from participation in government healthcare programs, additional reporting or compliance obligations, reputational harm or restrictions on our operations.

Orphan Drug Designation and Exclusivity. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biological product intended to treat a rare disease or condition, generally defined as a disease or condition affecting fewer than 200,000 individuals in the United States. Orphan drug designation may provide certain development incentives, including tax credits for certain qualified clinical testing, exemption from certain FDA user fees and, if the designated product subsequently receives FDA approval for the designated disease or condition and applicable requirements are satisfied, the potential for seven years of orphan drug exclusivity.

Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process and does not assure that the product will receive marketing approval. Orphan drug exclusivity generally prevents the FDA, for seven years following approval, from approving another application for the same drug for the same rare disease or condition, subject to certain exceptions. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition or the same drug for a different disease or condition.

We may seek orphan drug designation for product candidates targeting rare diseases or conditions when we believe the applicable requirements are satisfied. However, there can be no assurance that the FDA will grant orphan drug designation for any product candidate for which we seek such designation, that a designated product candidate will receive regulatory approval, or that we will ultimately obtain or maintain orphan drug exclusivity.

Pediatric Drug Development and Pediatric Exclusivity. Our product candidates may be developed for diseases and conditions that affect pediatric patients. The Pediatric Research Equity Act (“PREA”) authorizes the FDA to require sponsors of certain applications for new active ingredients, indications, dosage forms, dosing regimens or routes of administration to conduct studies to assess the safety and effectiveness of the product for relevant pediatric populations and to support appropriate pediatric labeling. The FDA may grant deferrals or waivers of certain pediatric study requirements under specified circumstances.

Separately, under the Best Pharmaceuticals for Children Act (“BPCA”), the FDA may issue a Written Request for pediatric studies. If a sponsor conducts and submits studies that satisfy the terms of the Written Request and applicable statutory requirements, the sponsor may qualify for an additional six months of pediatric exclusivity. Pediatric exclusivity does not provide a separate six-year or six-month period of exclusivity standing alone; rather, it generally extends by six months certain existing patent protection and regulatory exclusivity applicable to the active moiety.

Pediatric clinical trials involve additional considerations relating to study design, informed consent and assent, appropriate formulations, enrollment and the ethical conduct of research involving children. These requirements may increase the time, complexity and cost of developing products intended for pediatric populations.

Rare Pediatric Disease Priority Review Voucher Program. Federal law also provides incentives for development of certain products for rare pediatric diseases through the Rare Pediatric Disease Priority Review Voucher (“PRV”) program. A sponsor of an eligible product that receives FDA approval for a qualifying rare pediatric disease may, if applicable statutory requirements are satisfied, receive a PRV that may be used to obtain priority review of a subsequent marketing application or may be transferred or sold to another party. Rare pediatric disease designation itself does not assure that a product will qualify for or receive a PRV.

In February 2026, the Rare Pediatric Disease PRV program was extended, but under current law the FDA may not award a rare pediatric disease PRV after September 30, 2029. Accordingly, there can be no assurance that any of our current or future product candidates will qualify for or receive a PRV before expiration of the program or that the program will be further extended.

Generic Competition

Orange Book Listing. Upon approval of an NDA, certain patents that claim the approved drug substance, drug product or approved methods of use must be submitted to the FDA for listing in the FDA’s publication Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the “Orange Book.” The Orange Book also identifies certain periods of regulatory exclusivity applicable to approved drug products.

An applicant seeking approval of a generic version of an approved drug generally submits an abbreviated new drug application (“ANDA”) and may rely on the FDA’s prior determination of safety and effectiveness for the reference listed drug rather than independently demonstrating safety and effectiveness through clinical trials. An ANDA applicant generally must demonstrate that its proposed product is bioequivalent to the reference listed drug and must make certain certifications concerning patents listed in the Orange Book for that product.

Regulatory Exclusivity. Certain drug products may be eligible for periods of regulatory exclusivity that can delay FDA approval of certain competing applications. For example, a drug containing a new chemical entity may generally receive five years of regulatory exclusivity, subject to certain exceptions, and certain changes to an approved drug, such as a new indication supported by new clinical investigations essential to approval, may qualify for three years of exclusivity applicable to the approved change. Regulatory exclusivity is separate from, and may run concurrently with, patent protection.

Depending on the characteristics of a product candidate and the indication for which it is approved, additional forms of regulatory exclusivity may also be available, including orphan drug exclusivity and pediatric exclusivity.

Section 505(b)(2) NDAs. Section 505(b)(2) of the FFDCA provides an alternative NDA pathway that permits an applicant to rely, in part, on data not developed by or for the applicant and for which the applicant does not have a right of reference, including published literature or the FDA’s prior findings of safety and effectiveness for an approved drug. This pathway may be available for certain new formulations, dosage forms, routes of administration or uses of previously approved drugs. The FDA may nevertheless require additional preclinical or clinical studies to support approval.

A 505(b)(2) applicant generally must make patent certifications with respect to applicable patents listed in the Orange Book for a referenced product, and approval may be delayed by applicable patent protection, regulatory exclusivity or patent litigation.

Changing Legal and Regulatory Landscape. The laws, regulations, policies and guidance governing the development, approval, manufacture, marketing, reimbursement and commercialization of pharmaceutical products are subject to change. Congress, federal and state agencies, including the FDA, and courts may enact, promulgate, revise or reinterpret laws, regulations, policies and guidance in ways that could materially affect our product development activities, regulatory approval pathways, intellectual property protections, commercialization strategies or the economics of our product candidates. We cannot predict the nature, timing or impact of future legislative, regulatory or judicial developments.

Third-Party Reimbursements

Successful commercialization of any of our product candidates that receive regulatory approval will depend in part on the availability and adequacy of pricing, coverage and reimbursement from governmental healthcare programs, private health insurers and other third-party payers. Third-party payers increasingly seek to control healthcare costs by limiting coverage, establishing restrictive eligibility criteria, requiring prior authorization or step therapy, negotiating discounts or rebates and otherwise limiting reimbursement for pharmaceutical products.

Coverage and reimbursement decisions are generally made independently by individual payers and may depend on, among other factors, the approved indication, clinical effectiveness and safety, medical necessity, comparative benefits relative to alternative treatments and cost. Obtaining and maintaining favorable coverage and reimbursement can be time-consuming and uncertain, and there can be no assurance that adequate reimbursement will be available for any product we or our collaborators may commercialize.

Manufacturing and Marketing

We do not own or operate facilities for the manufacture of our product candidates and currently rely, and expect to continue to rely, on third-party contract manufacturers and suppliers for active pharmaceutical ingredients, drug substance, drug product and other materials used in our preclinical and clinical development activities. Our current development programs include both peptide and small molecule product candidates, including our next-generation MC4R selective long-acting peptide agonist and oral small molecule agonist programs.

The manufacture of pharmaceutical products involves complex processes and may present difficulties associated with process development, formulation, scale-up, purification, analytical testing, stability, quality control and availability of raw materials and other components. As our product candidates advance through development, manufacturing processes will need to be developed and scaled to produce sufficient quantities meeting applicable quality and regulatory requirements for clinical trials and, if approved, commercial use.

Manufacturers of drug substance and drug product for clinical and commercial use must comply with applicable current Good Manufacturing Practice (“cGMP”) requirements and may be subject to inspection by the FDA and other regulatory authorities. Failure by a manufacturer or supplier to comply with applicable regulatory requirements, manufacture product meeting required specifications or supply sufficient quantities on a timely basis could delay our development programs or regulatory approvals.

If any of our product candidates receive regulatory approval, we may commercialize such products directly, through licensing, co-promotion, distribution or other arrangements with third parties, or through a combination of these approaches. We currently have limited internal sales, marketing and distribution capabilities and would need to establish or expand such capabilities or enter into arrangements with third parties to successfully commercialize an approved product.

Product Liability and Insurance

Our business is subject to product liability risks inherent in the development, clinical testing, manufacture and potential commercialization of pharmaceutical products. We maintain product liability and clinical trial insurance that we believe is appropriate for our current activities. However, our insurance coverage may not be sufficient to cover all liabilities that we may incur, and adequate insurance coverage may not be available in the future at an acceptable cost or in sufficient amounts. As our product candidates advance through clinical development and potential commercialization, we may need to obtain additional or increased insurance coverage.

Compliance with Environmental Laws

Our operations are subject to applicable federal, state and local environmental, health and safety laws and regulations, including requirements relating to the use, handling, storage and disposal of hazardous materials and wastes. Our operations are primarily focused on the research and development of pharmaceutical product candidates, and a significant portion of our research and development activities is conducted by third parties, including contract research organizations, contract manufacturers, academic institutions and other research organizations.

We do not currently expect compliance with applicable environmental, health and safety laws and regulations to have a material effect on our capital expenditures, financial condition or competitive position. However, environmental laws and regulations may change, and we could become subject to additional requirements, liabilities or remediation obligations. Any failure to comply with applicable environmental, health and safety requirements, or the imposition of significant new requirements or liabilities, could result in fines, penalties, remediation costs or other expenses and could adversely affect our business and financial condition.

Employees

As of September 25, 2026, we employed 25 full-time employees, of whom 16 were engaged primarily in research and development activities and nine were engaged primarily in administration and management. We had no part-time employees. Competition for qualified personnel in the biopharmaceutical industry is significant, and our continued success depends in part on our ability to attract, retain and motivate skilled and experienced personnel. None of our employees are represented by a labor union or covered by a collective bargaining agreement. Our employees are subject to confidentiality and intellectual property agreements. We consider our relations with our employees to be good.

We also rely on contractors, consultants, scientific advisors, academic institutions and other third-party organizations to support our research and development programs and other activities. These third parties provide services and expertise in areas including drug discovery and design, artificial intelligence and machine learning-based computational modeling, medicinal chemistry, manufacturing, preclinical testing and evaluation, clinical development and management, regulatory strategy and other specialized functions. We generally enter into agreements with these third parties that contain confidentiality provisions and provisions addressing the ownership or assignment of intellectual property developed in connection with their work for us.

Corporate Information

We were incorporated under the laws of the State of Delaware on November 21, 1986 and commenced operations in the biopharmaceutical area in 1996. Our executive offices are located at 301 Carnegie Center Drive, Suite 304, Princeton, New Jersey 08540 and our telephone number is (609) 495-2200. Our research laboratory is located at 11 Deer Park Drive, Suite 204, Monmouth Junction, New Jersey 08852. We maintain an Internet site at www.palatin.com, where among other things, we make available free of charge on and through this website our Forms 3, 4 and 5, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) and Section 16 of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained in it or connected to it are not incorporated into this Annual Report. The reference to our website is an inactive textual reference only.

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (www.sec.gov).

Item 1A. Risk Factors

Risks Related to Our Financial Results and Need for Financing

Our management has determined that there is substantial doubt about our ability to continue as a going concern, which make it more difficult and more expensive for us to raise capital.

Our management has determined that there is substantial doubt about our ability to continue as a going concern because of our need to raise significant additional financing to complete clinical trials and development of our product candidates. Because we have not yet generated sufficient revenues from our operations, our ability to continue as a going concern is currently heavily dependent upon our ability to obtain additional financing to sustain our operations. Such financing may take the form of the issuance of common or preferred stock or debt securities or may involve bank financing. Our independent registered public accounting firm has issued their report, which includes an explanatory paragraph for going concern uncertainty on our consolidated financial statements as of and for the year ended June 30, 2026. The existence of a “going concern” conclusion may hinder our ability to obtain additional financing in the future. Currently, we have no commitments to obtain any additional financing, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

We have a history of substantial net losses, including a net loss of $8.4 million for the year ended June 30, 2026. We expect to incur substantial net losses over the next few years, and we may never achieve or maintain profitability.

As of June 30, 2026, we had an accumulated deficit of $467.5 million. We had $8.4 million in net loss for the year ended June 30, 2026, compared to $17.3 million in net loss for the year ended June 30, 2025. We may not achieve or sustain profitability in future years, depending on numerous factors, including whether and when development and product commercialization milestones are met, whether and when we enter into license agreements for any of our products under development, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue our development of MC4R and MC1R products. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We sold our Vyleesi® rights to Cosette Pharmaceuticals, Inc. in December 2023 and entered into a Release and Settlement Agreement (the “Settlement Agreement”) with Cosette. Under the Settlement Agreement, we retained the right to receive 20% of a $3.0 million milestone payment, or $600,000, upon the first commercial sale of Vyleesi in Korea. The timing of any such commercial sale is uncertain, and we do not expect to receive this milestone payment in the foreseeable future, if at all.

On August 14, 2025, the Company entered into the Boehringer Ingelheim Agreement to research, develop, and commercialize proprietary melanocortin receptor-targeted compounds for the treatment of retinal diseases. Under the terms of the Agreement, BI agreed to pay the Company a non-refundable upfront payment of €2.0 million ($2.3 million USD), and success-based development, regulatory, and commercial milestone payments of up to €280,000,000 (approximately $328,000,000), and tiered royalties on net sales of licensed products, if commercialized. The Company assigned certain patent rights and granted BI a license to related intellectual property (the “Assigned Patents”). The Company will also perform research and development services in collaboration with BI for a period of up to 2.5 years, with all approved costs reimbursed by BI. The Company retains an exclusive, fully paid-up license to PL9643 for the treatment of dry eye disease. During the year ended June 30, 2026, we recognized revenue of €7,500,000 (approximately $8,830,000), consisting of the non-refundable upfront payment and the first research milestone payment. Reimbursements for research and development services are recognized as the services are performed.

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

We recognized $3,751,122 as license revenue in the Consolidated Statements of Operations for the year ended June 30, 2026. The $3,751,122 of license revenue was received in the form of non-cash debt cancellation.

For the foreseeable future, we will have to fund our operations and capital expenditures from contract revenue under license agreements, existing cash balances and outside sources of financing, which may not be available on acceptable terms, if at all. We will not have product revenue from our products in development unless and until we receive approval from the FDA or other equivalent regulatory authorities outside the United States. We have devoted substantially all of our efforts to research and development, including preclinical and clinical trials. Because of the numerous risks associated with developing drugs, we are unable to predict the extent of future losses, whether or when any of our product candidates will become commercially available, or when we will become profitable, if at all.

We will need additional funding, including funding to complete clinical trials for our product candidates, which may not be available on acceptable terms, if at all.

Our principal strategic development focus is the advancement of MC4R agonists for the treatment of obesity, with an emphasis on rare neuroendocrine and other MC4R pathway diseases. We are developing selective MC4R long-acting peptide agonists and oral small-molecule agonists with potential utility in hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome and other rare obesity and orphan indications. As of June 30, 2026, we had cash and cash equivalents of $7.5 million, with current liabilities of $1.8 million. Based on our available cash and cash equivalents, we have concluded that substantial doubt exists about our ability to continue as a going concern for one year from the date our consolidated financial statements are issued and we are seeking additional funding to complete development activities and required clinical trials for our MC4R product candidates and, if those clinical trials are successful (which we cannot predict), to complete submission of required regulatory applications to the FDA.

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

We have limited experience successfully commercializing pharmaceutical products, and our experience with Vyleesi may not be indicative of our ability to successfully develop or commercialize our current or future product candidates.

Our operations have primarily focused on discovering and developing proprietary product candidates, conducting preclinical and clinical studies, obtaining regulatory approvals, and formulating and manufacturing product candidates through third-party contract manufacturers. Although we successfully developed Vyleesi® through Phase 3 clinical trials, obtained FDA approval in collaboration with our then-licensee and achieved commercial sales of Vyleesi, our experience successfully commercializing pharmaceutical products is limited. We sold our rights to Vyleesi to Cosette Pharmaceuticals, Inc. in December 2023, and Vyleesi is currently marketed and sold by Cosette.

We have not demonstrated our ability to successfully develop, obtain regulatory approval for and commercialize any of our current product candidates. Successful development and commercialization of our current or future product candidates, either independently or through collaborators, will require us or our collaborators to perform a variety of functions, including:

●	conducting preclinical development and clinical trials;

●	obtaining and maintaining regulatory approvals;

●	formulating and manufacturing products, or engaging third parties to formulate and manufacture products;

●	conducting post-approval monitoring and surveillance;

●	establishing or utilizing sales, marketing and distribution capabilities, either independently or through collaborators; and

●	obtaining sufficient capital or other financial resources to fund development and commercialization activities.

Our limited experience performing certain of these activities at commercial scale could adversely affect our ability to successfully develop or commercialize our current or future product candidates.

If we are unable to obtain regulatory approval of any of our product candidates, to successfully commercialize any products for which we receive regulatory approval or to obtain additional capital, we may not be able to recover our investment in our development efforts.

The clinical and commercial success of our product candidates will depend on a number of factors, including the following:

●	the ability to raise additional capital on acceptable terms, or at all;

●	timely completion of our clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

●	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

●	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

●	our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities, the safety and efficacy of our product candidates or any future product candidates;

●	the prevalence, duration and severity of potential side effects experienced with our product candidates or future approved products, if any;

●	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

●	achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to our product candidates or any future product candidates or approved products, if any;

●	the ability of third parties with whom we contract to manufacture clinical trial and commercial supplies of our product candidates or any future product candidates, remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with the FDA’s current GMP regulations;

●	a continued acceptable safety profile and efficacy during clinical development and following approval of our product candidates or any future product candidates;

●	our ability to successfully commercialize our product candidates or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

●	acceptance by physicians and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

●	our and our partners’ ability to establish and enforce intellectual property rights in and to our product candidates or any future product candidates;

●	our and our partners’ ability to avoid third-party patent interference or intellectual property infringement claims; and

●	our ability to develop, in-license or acquire additional product candidates or commercial-stage products that we believe can be successfully developed and commercialized.

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

Risks Related to Our Business, Strategy, and Industry

Our business strategy is increasingly focused on the development of our MC4R agonist programs for rare obesity disorders, and these programs are at an early stage of development and may not be successful.

We are focusing a significant portion of our development activities and financial resources on our next-generation MC4R selective agonist programs for the treatment of obesity, with a primary focus on rare neuroendocrine diseases and MC4R pathway disorders, including hypothalamic obesity, Prader-Willi syndrome and potentially Bardet-Biedl syndrome. Our lead programs include a long-acting peptide MC4R agonist intended for once-weekly subcutaneous administration and a next-generation oral small molecule MC4R agonist. These product candidates are currently in preclinical development and have not been demonstrated to be safe, well tolerated or effective in humans. Preclinical results may not be predictive of results in clinical trials, and we may experience delays or difficulties in candidate selection, IND-enabling studies, regulatory submissions or clinical development.

The commercial opportunity for our MC4R programs will also depend on our ability to develop product candidates that are meaningfully differentiated from approved and investigational therapies. Competing MC4R agonists are approved or in clinical development for certain rare obesity disorders, and additional therapies utilizing MC4R and other mechanisms may be approved before our product candidates reach the market. We are seeking to develop MC4R agonists that provide clinically meaningful efficacy with improved tolerability, reduced off-target effects, including hyperpigmentation, and convenient dosing; however, there can be no assurance that our product candidates will demonstrate these characteristics in clinical trials or provide advantages over existing or future competing therapies.

If our MC4R programs experience significant development or regulatory delays, fail to demonstrate acceptable safety, tolerability or efficacy, fail to achieve meaningful differentiation from competing therapies, or otherwise fail to advance successfully, our business, financial condition, results of operations and prospects could be materially and adversely affected.

We depend on our collaborations and licensing arrangements with third parties, including Boehringer Ingelheim and Altanispac Labs, to successfully develop and commercialize certain of our product candidates, and we may not receive anticipated milestone payments, royalties or other economic benefits from these arrangements.

Our business strategy includes entering into collaborations, licensing arrangements and other strategic transactions under which third parties assume responsibility for, or significantly influence, the further development and commercialization of certain of our product candidates. In August 2025, we entered into the Boehringer Ingelheim Agreement for the research, development and commercialization of certain melanocortin receptor-targeted compounds for the treatment of retinal diseases, including diabetic retinopathy and diabetic macular edema. In January 2026, we entered into a sublicense agreement with Altanispac Labs pursuant to which Altanispac acquired exclusive rights to develop and commercialize PL9643 for dry eye disease.

Under these arrangements, our collaborators control, or are expected to control, significant aspects of the future development, regulatory approval and commercialization of the applicable product candidates. Our collaborators may determine the amount and timing of resources devoted to these programs, experience development or regulatory delays, fail to obtain regulatory approval, encounter manufacturing or commercialization difficulties, change their strategic priorities, pursue competing programs, discontinue development or commercialization activities, or terminate their agreements with us in accordance with their terms. These activities and decisions may be outside our control.

Our agreements provide for potential future payments, including research, development, regulatory and commercial milestone payments and royalties or other payments based on future commercialization. The achievement and timing of these payments are uncertain and depend on numerous factors, including successful research and development activities, clinical trial results, regulatory approvals and commercial performance. Certain milestone payments may not be achieved for many years, if ever, and there can be no assurance that any licensed product candidate will ultimately receive regulatory approval or be successfully commercialized.

If Boehringer Ingelheim, Altanispac or any of our other current or future collaborators fails to successfully develop or commercialize the applicable product candidates, changes its development or commercialization priorities, or terminates or materially reduces its activities under an agreement with us, we may not receive anticipated milestone payments, royalties or other economic benefits. In such circumstances, we may also be required to identify another collaborator or determine whether to reassume development activities, which could require significant time and financial resources and may not be possible on acceptable terms or at all. Any such event could materially and adversely affect our business, financial condition, results of operations and prospects.

We may not receive the contingent payment retained in connection with our settlement with Cosette relating to Vyleesi.

In June 2025, we entered into a Release and Settlement Agreement with Cosette Pharmaceuticals, Inc. relating to Vyleesi®, pursuant to which, among other things, we retained the right to receive 20% of a $3.0 million milestone payment, or $600,000, upon the first commercial sale of Vyleesi in Korea. The timing and likelihood of achieving this milestone are uncertain and depend on activities and events outside of our control. There can be no assurance that the applicable milestone will be achieved or that we will receive any payment related to this milestone.

Geopolitical conflicts and instability could disrupt our operations, increase economic uncertainty and volatility in financial markets, and adversely affect our business, financial condition and results of operations.

Ongoing and future geopolitical conflicts and instability, including the continuing conflict between Russia and Ukraine and conflicts and tensions in the Middle East, could adversely affect global economic conditions, financial markets, energy and commodity prices, international trade and supply chains. These conflicts have resulted, and may continue to result, in sanctions, export controls and other governmental actions, disruptions to transportation and energy supplies, increased cybersecurity threats, inflationary pressures and volatility or disruption in the capital markets.

Although we do not currently have material operations in regions directly affected by these conflicts, geopolitical instability could adversely affect third parties upon which we rely, including contract research organizations, clinical trial sites, manufacturers, suppliers, collaborators and other service providers. Such events could increase the cost or delay the manufacture or transportation of clinical trial materials, disrupt clinical development activities, adversely affect our collaborators’ development programs, or otherwise impair our ability to achieve our operating objectives.

Geopolitical instability and related economic uncertainty may also adversely affect our ability to access the capital markets when needed or increase the cost of obtaining financing. If we are unable to obtain necessary financing on acceptable terms, or if geopolitical events materially disrupt our operations or those of third parties upon which we rely, we may be required to delay, reduce or discontinue development activities, including our clinical development programs, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our MC1R product candidates, including PL8177 for the treatment of ulcerative colitis, are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we are unable to successfully develop and test our product candidates, we will not be successful.

Our MC1R product candidates, including PL8177 for the treatment of ulcerative colitis, are at various stages of research and development, will require regulatory approval, and may never be successfully developed or commercialized. Our product candidates will require significant further research, development and testing before we can seek regulatory approval to market and sell them. We must demonstrate that our product candidates are safe and effective for use in patients in order to receive regulatory approval for commercial sale. Preclinical studies in animals, using various doses and formulations, must be performed before we can begin human clinical trials. Even if we obtain favorable results in preclinical studies, the results in humans may be different. Numerous small-scale human clinical trials may be necessary to obtain initial data on a product candidate’s safety and efficacy in humans before advancing to large scale human clinical trials. We face the risk that the results of our trials in later phases of clinical trials may be inconsistent with those obtained in earlier phases. Adverse or inconclusive results could delay the progress of our development programs and may prevent us from filing for regulatory approval of our product candidates. Additional factors that could inhibit the successful development of our product candidates include:

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

You should evaluate us in light of these uncertainties, difficulties and expenses commonly experienced by early-stage biopharmaceutical companies, as well as unanticipated problems and additional costs relating to:

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

If we identify side effects or if other problems occur in future clinical trials, we may be required to terminate or delay clinical development of the product candidate. Furthermore, even if any of our product candidates receive marketing approval, as greater numbers of patients use a drug following its approval, if the incidence of side effects increases or if other problems are observed after approval that were not seen or anticipated during pre-approval clinical trials, or if the incidence of side effects increase or other problems, a number of potentially significant negative consequences could result, including:

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

Competing products and technologies may make our product candidates less competitive or obsolete and may adversely affect the commercial potential of our development programs.

The biopharmaceutical industry is highly competitive and characterized by rapidly advancing technologies, evolving standards of care and the introduction of new products and therapeutic approaches. We expect to face significant competition with respect to our product candidates, particularly our MC4R agonist programs for rare obesity disorders, including hypothalamic obesity, Prader-Willi syndrome and Bardet-Biedl syndrome. There are approved therapies for certain of these indications, including an approved MC4R agonist, and additional MC4R agonists and therapies utilizing other mechanisms of action are in clinical development. Certain competing products and product candidates are more advanced in development than our product candidates and may achieve greater market acceptance or obtain regulatory approval before our product candidates.

The commercial potential of our MC4R programs will depend in significant part on our ability to develop product candidates that demonstrate clinically meaningful efficacy, acceptable safety and tolerability, convenient dosing and sufficient differentiation from approved and investigational therapies. We are developing a long-acting peptide MC4R agonist intended for once-weekly administration and a next-generation oral small molecule MC4R agonist, with the objective of achieving meaningful efficacy while improving tolerability and reducing off-target effects, including hyperpigmentation. However, there can be no assurance that our product candidates will demonstrate these characteristics in clinical trials or offer advantages over approved or future competing products.

We also face competition with respect to product candidates and programs that we have licensed or are seeking to out-license or partner. Our collaborators, including Boehringer Ingelheim and Altanispac Labs, operate in highly competitive therapeutic areas, and competing products or technologies could adversely affect their decisions to continue development, the commercial potential of licensed products and our ability to receive milestone payments, royalties or other economic benefits. Competition may also adversely affect our ability to enter into collaborations, licenses or other strategic transactions for our other development programs on favorable terms or at all.

Many of our existing and potential competitors have substantially greater financial, technical, research and development, clinical, regulatory, manufacturing, marketing and commercial resources and experience than we do. Academic institutions, governmental agencies and other public and private research organizations may also develop competing products or technologies independently or through collaborations with pharmaceutical or biotechnology companies. Competitors may develop products that are safer, more effective, better tolerated, more convenient or less expensive than our product candidates, or may obtain regulatory approval and establish market acceptance before we do. If competing products or technologies are successfully developed or commercialized, or if our product candidates fail to demonstrate sufficient differentiation from competing therapies, our product candidates could become less competitive or obsolete, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

We depend on third-party manufacturers and suppliers for our product candidates, and any inability to obtain adequate supplies of materials or product candidates of acceptable quality on a timely basis could delay or adversely affect our development programs.

We do not own or operate manufacturing facilities and rely, and expect to continue to rely, on third-party contract manufacturers and suppliers to manufacture active pharmaceutical ingredients, drug substance, drug product and other materials required for our preclinical studies and clinical trials. This includes our next-generation MC4R selective long-acting peptide agonist and oral small molecule agonist programs. We have limited control over the operations of these third parties and are dependent on their ability to manufacture and supply materials in accordance with our specifications, applicable regulatory requirements and our development timelines.

Manufacturing pharmaceutical product candidates is complex and may involve difficulties with process development, formulation, scale-up, technology transfer, analytical testing, stability, quality control and the availability of raw materials and other components. Our third-party manufacturers or suppliers could experience manufacturing failures, quality issues, contamination, equipment failures, shortages of raw materials, capacity constraints, supply chain disruptions or other events that could delay or interrupt the manufacture or delivery of materials required for our development programs. Certain materials, manufacturing processes or services may be available from a limited number of qualified suppliers, and identifying, qualifying and transferring manufacturing activities to an alternative supplier could be costly and time-consuming.

Our third-party manufacturers are required to comply with applicable regulatory requirements, including current good manufacturing practices (“cGMP”), and their facilities may be subject to inspection by the FDA and other regulatory authorities. We have limited ability to control the compliance or performance of our third-party manufacturers beyond our contractual rights and quality oversight. If a manufacturer fails to comply with applicable regulatory requirements or is unable to manufacture our product candidates in accordance with required specifications, regulatory authorities could take enforcement action or require corrective measures, and we could experience delays in preclinical studies, clinical trials, regulatory submissions or potential regulatory approvals.

If we are unable to obtain sufficient quantities of our product candidates or other required materials of acceptable quality and on a timely basis, or if we are required to qualify alternative manufacturers or suppliers, our development programs could be delayed, suspended or discontinued and our business, financial condition, results of operations and prospects could be materially and adversely affected.

Changes in international trade policies, tariffs, import restrictions or other governmental actions affecting pharmaceutical products, active pharmaceutical ingredients, raw materials or other components could also increase our manufacturing costs, limit the availability of materials or disrupt our supply chain.

We currently have limited sales, marketing and distribution capabilities, and if we are unable to establish appropriate commercialization capabilities or enter into arrangements with third parties to commercialize our product candidates, we may be unable to successfully commercialize any products that receive regulatory approval.

We currently have limited internal sales, marketing and distribution capabilities and do not maintain a commercial organization capable of independently commercializing our product candidates. If any of our product candidates receive regulatory approval, including product candidates arising from our MC4R agonist programs, we will need to determine the appropriate commercialization strategy, which may include establishing or expanding internal sales, marketing and distribution capabilities, entering into licensing, co-promotion, distribution or other commercialization arrangements with third parties, or a combination of these approaches.

Establishing an internal commercial organization would require significant financial and management resources and the recruitment and retention of personnel with appropriate sales, marketing, market access, distribution and other commercial expertise. Competition for qualified personnel in the biopharmaceutical industry is significant, and we may be unable to recruit, retain and effectively manage the personnel necessary to successfully commercialize our products. Developing these capabilities could also divert management attention and financial resources from our research and development activities.

Alternatively, we may rely on pharmaceutical companies or other third parties to commercialize some or all of our product candidates. We may be unable to identify appropriate partners or enter into commercialization arrangements on acceptable terms or at all, and any such arrangements could result in our receiving a smaller portion of the economic benefits from a product than if we commercialized it independently. We would also have less control over the timing, resources and strategies employed in commercialization, and the success of the applicable product would depend substantially on the efforts and capabilities of our commercialization partner.

If we are unable to establish appropriate commercialization capabilities, either independently or through arrangements with third parties, or if our commercialization partners fail to successfully market, sell and distribute an approved product, we may not realize the anticipated commercial value of our product candidates, which could materially and adversely affect our business, financial condition, results of operations and prospects.

Our ability to successfully commercialize any approved product candidates will depend in part on obtaining adequate pricing, coverage and reimbursement from governmental authorities, private health insurers and other third-party payers, which may be difficult to obtain or maintain.

The commercial success of any of our product candidates that receive regulatory approval will depend substantially on the extent to which patients have access to such products and the costs of such products are covered and adequately reimbursed by governmental healthcare programs, private health insurers and other third-party payers. Obtaining and maintaining adequate pricing, coverage and reimbursement can be time-consuming and uncertain, and there can be no assurance that coverage will be available or that reimbursement levels will be sufficient to support successful commercialization.

Third-party payers increasingly seek to control healthcare costs by limiting coverage, imposing prior authorization requirements, establishing restrictive eligibility criteria, requiring step therapy or use of alternative treatments, negotiating price discounts or rebates, and challenging the prices charged for pharmaceutical products. These considerations may be particularly important for our MC4R agonist programs targeting rare obesity disorders, for which approved or investigational therapies may be available and the potential cost of chronic or lifelong treatment may be significant. Payers may require evidence demonstrating meaningful clinical benefit, durability of treatment effect or advantages in safety, tolerability, dosing convenience or other characteristics compared with existing therapies before providing favorable coverage and reimbursement.

Outside the United States, pharmaceutical pricing, coverage and reimbursement are subject to governmental regulation and vary significantly among countries. In the European Union, although certain aspects of health technology assessment have become subject to increased coordination at the European Union level, pricing and reimbursement decisions generally remain the responsibility of individual Member States and may involve health technology assessments, comparative effectiveness evaluations, price negotiations, reference pricing, budget impact assessments and other cost-containment measures. As a result, obtaining regulatory approval for a product in the European Union does not assure that we or our commercialization partners will obtain an acceptable price or reimbursement for that product in any particular Member State, and pricing and reimbursement decisions may delay or limit commercial availability following regulatory approval. If we or our collaborators are unable to obtain adequate pricing and reimbursement, the commercial potential of an approved product could be materially adversely affected.

Healthcare laws, reimbursement policies and cost-containment measures may change in ways that adversely affect the pricing or reimbursement of our products. If we or our current or future collaborators are unable to obtain or maintain adequate pricing, coverage and reimbursement for an approved product, or if coverage is subject to significant restrictions, the market acceptance and commercial potential of that product could be materially reduced, which could materially and adversely affect our business, financial condition, results of operations and prospects.

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

We may be subject to product liability claims arising from the testing, manufacture or commercialization of our product candidates or products, which could result in substantial liabilities and adversely affect our business.

The development, clinical testing, manufacture and commercialization of pharmaceutical products involve an inherent risk of product liability claims. We may be subject to claims arising from the use of our product candidates in clinical trials and, if any of our product candidates receive regulatory approval, from their commercial use. Product liability claims could also arise from manufacturing defects, unexpected adverse events, misuse of a product or other risks associated with pharmaceutical products. Regardless of merit, such claims could result in substantial costs, divert management’s attention, damage our reputation, delay or terminate clinical trials, or limit or prevent the commercialization of our product candidates.

We maintain product liability and clinical trial insurance that we believe is appropriate for our current activities. However, our insurance coverage may not be sufficient to cover all liabilities that we may incur, and we may be unable to maintain or obtain additional coverage in the future at an acceptable cost or in sufficient amounts. As our product candidates advance through clinical development or if we commercialize products in the future, we may need to increase our insurance coverage, which could result in additional expense.

Certain of our agreements with collaborators, licensees, manufacturers and other third parties may provide for indemnification with respect to specified liabilities. However, any such indemnification may be limited, unavailable or insufficient to satisfy claims against us, and the applicable third party may lack sufficient financial resources to satisfy its indemnification obligations. If we are required to pay substantial amounts in connection with product liability claims that are not covered by insurance or indemnification, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Cybersecurity incidents, failures of our information technology systems or those of third parties upon which we rely, or unauthorized access to or disclosure of confidential information could disrupt our operations, compromise sensitive information and adversely affect our business.

We rely extensively on information technology systems, cloud-based services and other digital infrastructure to conduct our business and to collect, store, process and transmit confidential, proprietary and sensitive information. We also depend on the information systems of third parties, including contract research organizations, contract manufacturers, consultants, collaborators, licensees and other service providers. In addition, we utilize external providers with artificial intelligence (“AI”) and machine learning (“ML”) capabilities in connection with certain of our research and drug discovery activities. Our increasing reliance on third-party systems and digital technologies may increase our exposure to cybersecurity and data security risks.

Our systems and those of third parties upon which we rely may be vulnerable to cybersecurity incidents, including ransomware, malware, phishing and other social engineering attacks, denial-of-service attacks, unauthorized access, credential theft, exploitation of software vulnerabilities and other malicious activities, as well as failures resulting from human error, equipment or software failures, natural disasters, power or telecommunications outages, geopolitical conflicts or other events. Cybersecurity threats continue to evolve and may become increasingly sophisticated, including through the use of AI and other emerging technologies, which may make such threats more difficult to detect, prevent or mitigate.

A cybersecurity incident or information technology failure could disrupt our operations or those of third parties upon which we rely; result in the loss, corruption or unauthorized disclosure of clinical, preclinical, regulatory, financial or other data; compromise trade secrets, intellectual property or other confidential information; delay our research and development programs or regulatory submissions; or result in significant costs associated with investigation, remediation, restoration of systems and data, litigation or regulatory proceedings. Unauthorized access to confidential information provided to or maintained by third-party service providers, including information used in AI- or ML-based modeling and drug discovery activities, could also result in the loss or unauthorized use of proprietary information or intellectual property.

Although we implement security measures designed to protect our information systems and confidential information and seek to require appropriate protections from third parties, these measures may not prevent all cybersecurity incidents, and we may not discover an incident promptly or accurately assess its scope or impact. Our insurance coverage may also be insufficient to cover losses arising from cybersecurity incidents. Any material cybersecurity incident, information technology failure or loss or unauthorized disclosure of confidential information could materially and adversely affect our business, financial condition, results of operations and prospects.

We use artificial intelligence and machine learning technologies in certain of our research and drug discovery activities, and the use of these technologies may not produce the anticipated benefits and could expose us to additional risks.

We utilize external providers with artificial intelligence (“AI”) and machine learning (“ML”) capabilities in connection with certain of our research and drug discovery activities, including the analysis of proprietary compound and pharmacology data and the identification, design and optimization of potential product candidates. We expect that our use of AI and ML technologies may increase as we continue to develop our product candidate portfolio. However, AI- and ML-based technologies are rapidly evolving, and there can be no assurance that their use will improve the efficiency, accuracy or success of our research and development activities or result in the identification or development of successful product candidates.

AI and ML models depend on the quality, quantity and appropriateness of the data and methodologies used to develop, train and operate them, and their outputs may be inaccurate, incomplete, biased or otherwise unreliable. Results generated or assisted by AI or ML models may not be reproducible or predictive of results obtained in preclinical studies, clinical trials or other development activities. If we rely on inaccurate or misleading outputs, we could make incorrect research or development decisions, expend resources on product candidates that ultimately prove unsuccessful, or fail to identify potentially promising product candidates.

Our use of external AI and ML providers may require us to provide or permit access to proprietary data, confidential information or intellectual property. Although we seek to protect such information through contractual, technical and other safeguards, these measures may not prevent unauthorized access, use or disclosure. We may also be subject to disputes concerning ownership or rights in data, models, inventions or other intellectual property developed or generated through the use of AI or ML technologies, and third-party AI or ML technologies may incorporate data or intellectual property for which sufficient rights have not been obtained.

The legal and regulatory frameworks applicable to AI and ML technologies are rapidly evolving in the United States and other jurisdictions and may impose additional requirements relating to transparency, data protection, intellectual property, validation, cybersecurity or the use of AI in pharmaceutical research and development. Compliance with new or evolving requirements could increase our costs, restrict our use of certain technologies or require changes to our research and development practices. Any failure of AI or ML technologies to perform as anticipated, loss or unauthorized disclosure of proprietary information, intellectual property disputes, cybersecurity incidents, or failure to comply with applicable legal or regulatory requirements could adversely affect our research and development activities, competitive position, business, financial condition and results of operations.

We may be subject to claims that our employees, consultants, collaborators or other third parties with whom we work have wrongfully used or disclosed confidential information, trade secrets or other intellectual property of third parties.

We employ or engage individuals, consultants, contractors and other service providers who may have previously worked for or provided services to universities, biotechnology or pharmaceutical companies, including our competitors or potential competitors. We also collaborate with academic institutions, research organizations and other third parties and utilize external providers with specialized capabilities, including artificial intelligence and machine learning technologies, in certain of our research and drug discovery activities. Although we seek to ensure that persons and organizations working with us do not improperly use or disclose confidential information, trade secrets or other proprietary information belonging to others, we may be subject to claims that we or persons or entities associated with us have inadvertently or otherwise used, disclosed or incorporated such information into our research, technology or product development activities.

Litigation or other proceedings may be necessary to defend against these claims, and we may not be successful. If we fail to defend ourselves against such claims, we could be required to pay monetary damages, obtain licenses on unfavorable terms, cease using certain information or technology, modify or discontinue research or development activities, or lose valuable intellectual property rights or personnel. We could also become subject to disputes concerning the ownership of inventions or other intellectual property developed through collaborations or other third-party relationships. Even if we are successful in defending against such claims, litigation or other proceedings could result in substantial costs, divert management and scientific resources and adversely affect our business, financial condition, results of operations and prospects.

We are subject to healthcare laws and regulations, including fraud and abuse, false claims, transparency, and data privacy and security laws, and failure to comply with these laws could result in substantial penalties and adversely affect our business.

Our current and future operations may be subject, directly or indirectly, to various federal, state and foreign healthcare laws and regulations, including fraud and abuse, false claims, transparency, privacy and data security requirements. These laws may apply to our clinical development activities, interactions with healthcare professionals and organizations, relationships with collaborators and other third parties and, if any of our product candidates receive regulatory approval, our commercialization activities.

The laws and regulations that may affect our operations include, among others:

●	the federal Anti-Kickback Statute, which generally prohibits knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or reward referrals for, or purchases, orders or recommendations of, items or services reimbursable under federal healthcare programs;

●	federal civil and criminal false claims laws, including the federal False Claims Act, and civil monetary penalty laws, which prohibit, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to the federal government;

●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended, and its implementing regulations, which impose criminal and civil liability for certain healthcare fraud activities and establish requirements relating to the privacy, security and transmission of certain individually identifiable health information;

●	federal transparency requirements, including the Physician Payments Sunshine Act and implementing Open Payments regulations, which require certain manufacturers to report specified payments and other transfers of value to physicians and certain other healthcare professionals and teaching hospitals, as well as certain ownership and investment interests; and

●	analogous state and foreign laws and regulations, including state anti-kickback and false claims laws, pharmaceutical marketing and transparency requirements, privacy, data protection and security laws, some of which may apply more broadly than their federal counterparts and may impose differing or additional requirements.

The scope and enforcement of these laws and regulations continue to evolve, and applicable requirements may differ among jurisdictions. Certain laws may apply to arrangements even if the applicable activities do not involve products reimbursed by a federal healthcare program. In addition, relationships with healthcare professionals, clinical investigators, consultants, collaborators, contract research organizations and other third parties may subject us to additional compliance obligations or risks.

Efforts to ensure that our business arrangements and activities comply with applicable healthcare laws and regulations may involve substantial costs. Because these laws are complex and their application may be uncertain, governmental authorities could determine that our activities or arrangements do not comply with applicable requirements despite our compliance efforts. If our operations or arrangements are found to violate applicable healthcare laws or regulations, we could be subject to significant civil, criminal or administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, additional reporting or compliance obligations, contractual damages, reputational harm or restrictions on our operations. Any such event could materially and adversely affect our business, financial condition, results of operations and prospects.

We are highly dependent on our management team, scientific and technical personnel and third-party contractors, consultants and collaborators, and the loss of their services or our inability to attract and retain qualified personnel could materially and adversely affect our business.

We operate with a relatively small number of employees and rely extensively on our management team, scientific and technical personnel and third-party contractors, consultants, scientific advisors and collaborators to conduct our business and advance our development programs. Our ability to execute our business strategy, including the development of our next-generation MC4R selective long-acting peptide and oral small molecule agonist programs, depends substantially on the continued service and performance of key members of our management and scientific teams who possess significant experience, technical expertise and institutional knowledge.

The loss of one or more key employees or other personnel could result in the loss of important scientific, technical, operational or business knowledge and could delay our research, development, regulatory or other activities, particularly because our limited internal staffing may make it difficult to replace such expertise promptly. As our product candidates advance through development, we may also need to recruit additional personnel or engage additional contractors and consultants with expertise in areas such as clinical development, regulatory affairs, manufacturing, quality assurance and other functions.

Competition for qualified personnel and specialized contractors and consultants in the biopharmaceutical industry is significant, and we may be unable to attract, retain or motivate individuals with the qualifications and experience necessary to execute our business strategy. We also depend on our ability to establish and maintain productive relationships with contract research organizations, contract manufacturers, consultants, scientific advisors, academic institutions, collaborators and other third parties. These third parties may terminate their relationships with us, become unavailable, experience personnel changes or fail to perform their obligations in accordance with our expectations or applicable timelines.

If we are unable to retain key personnel, recruit additional qualified personnel when needed, or maintain effective relationships with the contractors, consultants, collaborators and other third parties upon whom we rely, our development programs could be delayed or adversely affected, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

Risks Related to Government Regulation

Both before and after regulatory approval, our product candidates are subject to extensive and continuing regulatory requirements, and failure to comply with these requirements could delay development, prevent or limit commercialization, or result in significant penalties.

Our product candidates and our research, development, clinical testing, manufacturing and other activities are subject to extensive regulation by the FDA and other regulatory authorities in the United States and comparable authorities in other countries. Regulatory requirements govern, among other things, preclinical and clinical testing, manufacturing, quality control, labeling, packaging, storage, recordkeeping, reporting, advertising, promotion and distribution. We and the third parties upon whom we rely, including contract research organizations, clinical investigators and contract manufacturers, are required to comply with applicable regulatory requirements throughout the development process and, if any of our product candidates receive regulatory approval, following approval.

Failure to comply with applicable regulatory requirements could result in regulatory or enforcement actions, including:

●	delays in or suspension of preclinical or clinical development;

●	clinical holds or termination of clinical trials;

●	refusal by regulatory authorities or institutional review boards to authorize or continue clinical trials;

●	warning or untitled letters;

●	restrictions on manufacturing, distribution, marketing or use of a product;

●	fines, civil or criminal penalties or injunctions;

●	product seizures, detentions or recalls;

●	suspension or withdrawal of regulatory approvals;

●	total or partial suspension of manufacturing; or

●	refusal to approve pending regulatory applications or supplements.

Regulatory requirements, policies and interpretations may change during the development of our product candidates, and regulatory authorities have substantial discretion in applying applicable requirements. Such changes or differing interpretations could require us to modify our development programs, conduct additional preclinical studies or clinical trials, change manufacturing processes or controls, or provide additional data or analyses, any of which could result in significant additional costs or delays.

If any of our product candidates receive regulatory approval, the approval may be limited to specified indications, patient populations, doses or conditions of use and may be subject to significant labeling restrictions, postmarketing requirements or commitments, additional clinical studies or a Risk Evaluation and Mitigation Strategy (“REMS”). An approved product would also remain subject to continuing regulatory requirements relating to manufacturing, quality control, adverse-event reporting, labeling, advertising, promotion, recordkeeping and other matters. Regulatory authorities may impose additional requirements or take enforcement action if safety, efficacy, manufacturing or compliance issues arise following approval.

Regulatory approval by the FDA does not assure approval by regulatory authorities in other countries, and approval by a regulatory authority in one jurisdiction does not assure approval in another jurisdiction. Regulatory requirements and review processes vary among jurisdictions and may require additional studies, data or other information. Failure to obtain or maintain required regulatory approvals, or significant delays in doing so, could prevent or delay the development or commercialization of our product candidates and materially and adversely affect our business, financial condition, results of operations and prospects.

The regulatory approval process is lengthy, expensive and uncertain, and may prevent us from obtaining the approvals that we require.

Government authorities in the United States and other countries extensively regulate the research, development, testing, manufacture, quality, safety, efficacy, labeling, storage, recordkeeping, advertising, promotion, marketing and distribution of pharmaceutical products. In the United States, our product candidates are subject to regulation by the FDA. Before a new drug may generally be marketed in the United States, the regulatory process typically requires, among other things:

●	completion of preclinical laboratory and animal studies and formulation and manufacturing development;

●	submission to the FDA of an Investigational New Drug application (“IND”), which must become effective before clinical trials may begin;

●	completion of adequate and well-controlled clinical trials to establish the safety and efficacy of the product candidate for its intended use;

●	submission to the FDA of a New Drug Application (“NDA”);

●	satisfactory completion of FDA inspections, as applicable, of manufacturing facilities and clinical trial sites; and

●	FDA review and approval of the NDA.

The development and regulatory approval process is lengthy, expensive and uncertain and may take many years. The FDA may delay, limit or deny approval of a product candidate for numerous reasons, including if the FDA determines that the product candidate is not sufficiently safe or effective, clinical trial results are insufficient or inconclusive, the manufacturing processes or facilities do not meet applicable requirements, or additional preclinical studies, clinical trials, analyses or other information are required. The FDA may also place a clinical trial on hold, require changes to trial design or endpoints, request additional patient enrollment or require additional safety monitoring.

Success in preclinical studies or early-stage clinical trials does not assure success in later-stage clinical trials or regulatory approval. Data obtained from preclinical studies and clinical trials may be subject to differing interpretations, and results observed in preclinical models may not be replicated in humans. In addition, delays in enrollment, manufacturing, availability of clinical trial materials, regulatory review or other aspects of development could increase our costs and delay or prevent regulatory approval.

If a product candidate receives regulatory approval, the approval may be limited to particular indications, patient populations, doses or conditions of use and may be subject to labeling restrictions, postmarketing requirements or commitments, additional clinical trials, a Risk Evaluation and Mitigation Strategy or other conditions. The FDA also has broad postmarketing regulatory and enforcement authority and may require labeling changes, restrict the use or distribution of an approved product, require a product recall, suspend or withdraw an approval or take other enforcement action if safety, efficacy, manufacturing or compliance issues arise.

Outside the United States, our ability or the ability of our collaborators or licensees to market product candidates will depend on obtaining required authorizations from applicable regulatory authorities. Foreign regulatory requirements and approval processes vary among jurisdictions and may differ from those of the FDA. Approval by the FDA does not assure approval by regulatory authorities outside the United States, and approval in one foreign jurisdiction does not assure approval in another. Failure or delay in obtaining required regulatory approvals could materially and adversely affect our business, financial condition, results of operations and prospects.

Legislative, regulatory or policy changes could increase the costs of developing or commercializing our product candidates, delay or prevent regulatory approval, or otherwise adversely affect our business.

The laws, regulations, policies and guidance governing the development, approval, manufacture, pricing, reimbursement and commercialization of pharmaceutical products are subject to change. Congress, federal and state agencies, including the FDA and the Centers for Medicare & Medicaid Services (“CMS”), courts and other governmental authorities may enact, promulgate, revise or reinterpret laws, regulations, policies or guidance in ways that materially affect our business.

Changes in applicable laws, regulations or policies could, among other things, require additional preclinical or clinical studies, alter clinical trial or regulatory approval requirements, require changes to manufacturing methods or facilities, impose additional recordkeeping, reporting or postmarketing requirements, restrict promotional or commercialization activities, alter available regulatory or intellectual property protections or exclusivities, or increase the time and costs required to develop, manufacture or commercialize our product candidates. Regulatory authorities may also adopt new approaches intended to accelerate or modernize drug development, but there can be no assurance that our product candidates will qualify for or benefit from such programs. FDA, for example, is currently pursuing initiatives intended to modernize both early- and late-stage clinical development.

Changes in laws, regulations, policies or their interpretation could require substantial expenditures, delay our development programs or regulatory submissions, restrict our ability to commercialize an approved product or otherwise materially and adversely affect our business, financial condition, results of operations and prospects.

Changes in healthcare laws, drug pricing, reimbursement policies and other healthcare reforms could adversely affect our business and the commercial potential of our product candidates

The United States healthcare industry is subject to significant governmental regulation and continues to experience substantial legislative and policy changes intended to control healthcare expenditures, reduce prescription drug prices and modify coverage and reimbursement practices. These initiatives, and future healthcare reform measures, could affect the prices that may be charged for pharmaceutical products, the availability and amount of reimbursement, patient access to therapies and the commercial potential of any product candidates that we or our collaborators may successfully develop.

The Inflation Reduction Act of 2022 established, among other provisions, a Medicare Drug Price Negotiation Program under which CMS negotiates maximum fair prices for certain high-expenditure, single-source drugs covered under Medicare. CMS continues to implement and revise requirements under the program, including for future price applicability years. Future legislation, regulatory actions or judicial decisions could modify these or other drug-pricing and reimbursement requirements.

The federal government has also pursued additional initiatives intended to reduce prescription drug prices, including policies seeking to align prices paid in the United States with prices available in other developed countries, commonly referred to as most-favored-nation pricing, and initiatives facilitating direct-to-consumer access to discounted pharmaceutical products. The current administration has entered into voluntary most-favored-nation pricing arrangements with a number of pharmaceutical manufacturers and has indicated that it may pursue additional measures relating to drug pricing.

Federal and state governments may adopt additional measures affecting pharmaceutical pricing and reimbursement, including price controls, rebates, discounts, transparency requirements, restrictions on patient access, changes in government healthcare program reimbursement, international reference pricing or other cost-containment measures. Private payers may similarly impose restrictive coverage criteria, prior authorization requirements, step therapy, formulary restrictions, discounts or rebates.

Healthcare reform measures and increased governmental and private payer scrutiny of pharmaceutical pricing could limit the prices we or our collaborators may obtain for approved products, reduce coverage or reimbursement, increase our costs or reduce the commercial potential of our product candidates. We cannot predict the nature, timing or impact of future healthcare legislation, regulations, executive actions or policies. Any such measures could materially and adversely affect our business, financial condition, results of operations and prospects.

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

If our products, methods, processes, and other technologies infringe the proprietary rights of other parties we could incur substantial costs and we may have to:

●	obtain licenses, which may not be available on commercially reasonable terms, if at all;

●	redesign our products or processes to avoid infringement;

●	stop using the subject matter claimed in the patents held by others;

●	pay damages; or

●	defend litigation or administrative proceedings, which may be costly, whether we win or lose, and which could result in a substantial diversion of our management resources.

We may become involved in lawsuits to protect or enforce our patents or other intellectual property or the patents of our licensors, which could be expensive and time-consuming.

Competitors may infringe our intellectual property, including our patents or the patents of our licensors. As a result, we may be required to file infringement claims to stop third-party infringement or unauthorized use. This can be expensive, particularly for a company of our size, and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patent claims do not cover its technology or that the factors necessary to grant an injunction against an infringer are not satisfied.

An adverse determination of any litigation or other proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference, derivation, or other proceedings brought at USPTO may be necessary to determine the priority or patentability of inventions with respect to our patent applications or those of our licensors or collaborators. Litigation or USPTO proceedings brought by us may fail or may be invoked against us by third parties. Even if we are successful, domestic, or foreign litigation or USPTO or foreign patent office proceedings may result in substantial costs and distraction to our management. We may not be able, alone or with our licensors or collaborators, to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States.

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

Filing, prosecuting, and defending patents for product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States and in some cases may even force us to grant a compulsory license to competitors or other third parties. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to the Ownership of Our Common Stock

The market price of our common stock has been, and is likely to continue to be, highly volatile, and investors may lose all or a substantial portion of their investment.

The market price of our common stock has experienced significant volatility and may continue to fluctuate substantially in response to numerous factors, many of which are beyond our control. As a result, investors may be unable to sell their shares at or above the price at which they purchased them. Factors that may affect the market price of our common stock include, among others:

●	results, timing or delays relating to our research, preclinical studies, clinical trials and product development programs, including candidate selection, IND-enabling activities and regulatory submissions;

●	results of preclinical studies or clinical trials of products being developed by our competitors and other developments affecting the competitive landscape for our product candidates;

●	regulatory developments, including interactions with the FDA and other regulatory authorities and the receipt, delay, limitation or denial of regulatory approvals;

●	announcements regarding our product candidates, research programs, technological developments or intellectual property;

●	developments relating to our collaborations, licensing arrangements and other strategic transactions, including the achievement or failure to achieve research, development, regulatory or commercial milestones, receipt or nonreceipt of milestone payments, royalties or other payments, or the modification or termination of such arrangements;

●	our ability to obtain financing when needed and the terms of any equity, debt or other financing transactions;

●	issuances or sales of our common stock or securities convertible into or exercisable for our common stock, or the perception that such issuances or sales may occur;

●	actual or anticipated fluctuations in our revenues, operating expenses, cash resources, cash requirements or other financial results;

●	developments concerning our patents, proprietary rights or those of our competitors;

●	announcements of acquisitions, collaborations, licensing transactions or other strategic transactions by us, our collaborators or our competitors;

●	changes in laws, regulations, healthcare policies, pharmaceutical pricing, coverage or reimbursement;

●	changes in estimates, recommendations or coverage by securities analysts, or the absence of analyst coverage;

●	changes in our listing status or compliance with the continued listing requirements of the securities exchange on which our common stock is traded;

●	trading volume, liquidity and other market conditions affecting our common stock;

●	general economic, political, geopolitical and financial market conditions, including conditions affecting the biotechnology industry; and

●	the other factors described in this “Risk Factors” section.

Many of these factors are beyond our control. Because we are a biopharmaceutical company with product candidates in development, our operating results and market valuation may be particularly sensitive to announcements concerning our development programs, regulatory matters, financing activities and competitive developments. Our results may also fluctuate significantly from period to period, including as a result of the timing and recognition of payments under collaboration and licensing arrangements, and period-to-period comparisons may not be indicative of future performance.

For the 12-month period ended June 30, 2026, the market price of our common stock was highly volatile, ranging from a high of $31.00 per share to a low of $5.00 per share. The stock market generally, and the market for biotechnology and other life sciences companies in particular, has experienced significant price and trading-volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. Broad market and industry factors, as well as changes in investor sentiment toward biotechnology companies, could materially reduce the market price of our common stock regardless of our operating performance. The market price of our common stock may therefore continue to be highly volatile, and investors could lose all or a substantial portion of their investment.

If we fail to maintain effective internal control over financial reporting and effective disclosure controls and procedures, our ability to produce accurate and timely financial statements or comply with applicable reporting requirements could be impaired, which could adversely affect our business and the market price of our common stock.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and applicable rules and regulations of the SEC and the securities exchange on which our common stock is listed. These requirements include maintaining effective disclosure controls and procedures and internal control over financial reporting. Designing, implementing, maintaining and evaluating these controls requires significant management attention and financial and other resources.

Our internal control over financial reporting may not prevent or detect all errors or misstatements on a timely basis, and we may identify deficiencies in our internal controls in the future. If we identify a material weakness or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to prepare accurate financial statements or file our periodic reports with the SEC on a timely basis. We could also be required to expend significant resources to remediate any deficiencies or material weaknesses.

If we are unable to comply with applicable financial reporting and disclosure requirements, we could become subject to regulatory scrutiny, investigations or sanctions by the SEC or the securities exchange on which our common stock is listed, become ineligible to use certain short-form registration statements or otherwise experience limitations on our ability to access the capital markets. In addition, investors could lose confidence in our financial reporting, which could adversely affect the market price and liquidity of our common stock. Any of these events could materially and adversely affect our business, financial condition and results of operations.

If securities or industry analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by research and reports that securities or industry analysts publish about us, our business, our product candidates or our industry. We do not control whether analysts cover our company or the content, opinions, estimates or recommendations included in their reports. As a smaller biotechnology company, we may have limited analyst coverage, and analysts currently covering us may discontinue coverage at any time.

If one or more analysts downgrade our common stock, issue unfavorable commentary or research regarding us or our product candidates, lower their estimates or price targets, or publish views that differ materially from investor expectations, the market price of our common stock could decline. In addition, if analysts do not initiate or maintain coverage of us, fail to publish reports on us regularly, or if we are unable to attract additional analyst coverage, investor interest in our common stock could decrease, which could adversely affect the market price, trading volume and liquidity of our common stock.

Holders of our Series A Preferred Stock and Series D Preferred Stock may have interests different from our common stockholders.

We are permitted under our certificate of incorporation to issue up to 10,000,000 shares of preferred stock. We can issue shares of our preferred stock in one or more series and can set the terms of the preferred stock without seeking any further approval from our common stockholders. As of September 25, 2026, there are 4,030 shares of Series A Preferred Stock outstanding, convertible into an aggregate of 1,534 shares of common stock, and 3,400 shares of Series D Preferred Stock outstanding, convertible into an aggregate of 61,816 shares of common stock. Each share of Series A Preferred Stock and Series D Preferred Stock is convertible into common stock at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price or less than the market price of the common stock and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. Upon (i) liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, (ii) sale or other disposition of all or substantially all of the assets of the Company, or (iii) any consolidation, merger, combination, reorganization or other transaction in which the Company is not the surviving entity or in which the shares of common stock constituting in excess of 50% of the voting power of the Company are exchanged for or changed into other stock or securities, cash and/or any other property, after payment or provision for payment of the debts and other liabilities of the Company, the holders of Series A Preferred Stock and Series D Preferred Stock will be entitled to receive, pro rata and in preference to the holders of any other capital stock, an amount per share equal to $100 plus accrued but unpaid dividends, if any.

Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be our stockholders’ sole source of gains.

We do not anticipate paying any cash dividends in the foreseeable future and intend to retain future earnings, if any, for the development and expansion of our business. Our outstanding Series A Preferred Stock, consisting of 4,030 shares on September 25, 2026, provides that we may not pay a dividend or make any distribution to holders of any class of stock unless we first pay a special dividend or distribution of $100 per share to the holders of the Series A Preferred Stock. In addition, the terms of existing or future agreements may limit our ability to pay dividends. As a result, capital appreciation, if any, of our common stock will be our stockholders’ sole source of gain for the foreseeable future.

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

We are currently a “smaller reporting company” as defined under the Securities Exchange Act of 1934, as amended, and are therefore permitted to take advantage of certain reduced disclosure requirements applicable to smaller reporting companies, including reduced executive compensation disclosure and certain other scaled disclosure requirements in our SEC filings.

We cannot predict whether investors will find our common stock less attractive because we rely on these reduced disclosure requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, the market price of our common stock may be more volatile, and our ability to raise capital could be adversely affected.

As of September 25, 2026, there were 8,763,962 shares of common stock underlying outstanding convertible preferred stock, options, restricted stock units and warrants. Stockholders may experience dilution from the conversion of preferred stock, exercise of outstanding options and warrants and vesting and delivery of restricted stock units.

As of September 25, 2026, approximately 180 holders of our outstanding dilutive securities had the right to acquire the following amounts of underlying common stock:

●	1,534 shares issuable on the conversion of our immediately convertible Series A Preferred Stock, subject to adjustment, for no further consideration;

●	61,816 shares issuable on the conversion of our immediately convertible Series D Preferred Stock, subject to adjustment, for no further consideration;

●	202,484 shares issuable upon exercise of stock options with a weighted-average exercise price of $63.53 per share;

●	95,446 shares issuable under restricted stock units which will vest on dates between December 9, 2026 and December 9, 2029, subject to the fulfillment of service or performance conditions;

●	5,408 shares of common stock which have vested under restricted stock unit agreements, but are subject to provisions to delay delivery;

●	2,136,000 shares of common stock issuable upon exercise of pre-funded warrants issued in the Company’s November 2025 Offering, with a nominal exercise price of $0.0001 per share until exercised in full and which may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock;

●	37,712 shares of common stock issuable upon exercise of Series B warrants at an exercise price of $94.00 per share. 5,228 Series B warrants expire on June 24, 2029, and 32,484 Series B warrants expire on July 25, 2030, the five-year anniversary from the date of stockholder approval;

●	36,630 shares of common stock issuable upon exercise of common warrants at an exercise price of $273.00 per share, which expires on February 1, 2028;

●	1,831 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s February 1, 2024, offering, with an exercise price of $10.00 per share, which expires on February 1, 2028;

●	1,818 shares of common stock are issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the Company’s October 2022 offering, with an exercise price of $10.00 per share, which expires on October 31, 2027;

●	78,153 shares of common stock issuable upon exercise of Series C warrants issued in the Company’s December 2024 Offering, with an exercise price of $43.75 per share, which expires on December 17, 2029;

●	2,358 shares of common stock issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the October 2023 Offering, with an exercise price of $10.00 per share, which expire on October 20, 2028;

●	39,076 shares of common stock issuable upon exercise of Series D warrants issued in the Company’s December 2024 Offering, with an exercise price of $43.75 per share, which expires on July 25, 2030, the five-year anniversary from the date of stockholder approval;

●	93,760 shares of common stock issuable upon exercise of Series E warrants issued in the Company’s February 2025 Offering, with an exercise price of $50.00 per share, which expires on August 12, 2030;

●	129,613 shares of common stock issuable upon exercise of Series F warrants issued in the Company’s May 2025 Offering, with an exercise price of $15.00 per share, which expires on May 8, 2030;

●	64,387 shares of common stock are issuable upon exercise of Series G warrants issued in the Company’s May 2025 Offering, with an exercise price of $7.50 per share, which expire on the earlier of the 31st calendar day following the date the Company receives the U.S. Food and Drug Administration acceptance of the Company’s investigational new drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule), provided that, if such date is not a trading day, the termination date shall be immediately following the trading day or May 8, 2027;

●	50,593 shares of common stock are issuable upon exercise of Series H warrants, which are only issued upon exercise of Series G warrants, with an exercise price of $11.25 per share, which expire 24 months from the date of issuance;

●	123,636 shares of common stock are issuable upon exercise of Series I warrants issued in the Company’s June 2025 Series D Convertible Preferred Stock Offering, with an exercise price of $5.50 per share, which expires on July 25, 2030, the five-year anniversary from the date of stockholder approval;

●	2,765,400 shares of common stock are issuable upon exercise of Series J warrants issued in the Company’s November 2025 Offering, with an exercise price of $6.50 per share. Expires the earlier of (i) the 18-month anniversary of the Initial Exercise Date if FDA IND acceptance has not been received, or (ii) 31 days after notice of FDA IND acceptance of the Company’s investigational new drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule), in each case adjusted to the next Trading Day; provided that under clause (ii) the date is extended until a registration statement and prospectus are available for 30 consecutive days;

●	2,770,400 shares of common stock are issuable upon exercise of Series K warrants issued in the Company’s November 2025 Offering, with an exercise price of $8.125 per share. Expire on the 5-year anniversary of the Initial Exercise Date, or, if the Holder’s Series J Common Stock Purchase Warrant terminates pursuant to clause (ii) thereof prior to full cash exercise, the same Termination Date as the Series J Warrant, in each case adjusted to the next Trading Day; provided that the date is extended until a registration statement and prospectus are available for 30 consecutive days following notice of FDA IND acceptance;

●	55,907 shares of common stock are issuable upon exercise of the placement agent warrants issued to the placement agent or its designees as compensation in connection with the November 2025 Offering, with an exercise price of $8.125, which expires on November 12, 2030;

●	10,000 shares of common stock issuable upon exercise of settlement warrants issued pursuant to a settlement and release agreement with H.C. Wainwright & Co., LLC, with an exercise price of $10.00 per share, which expires on January 12, 2028; and

●	79,997 shares of common stock available for future issuance under our 2011 Stock Incentive Plan.

If the holders convert, exercise, or receive these securities, or similar dilutive securities we may issue in the future, stockholders may experience dilution in the net book value of their common stock. In addition, the sale or availability for sale of the underlying shares in the marketplace could depress our stock price. We have registered or agreed to register for resale, substantially all of the underlying shares listed above. Holders of registered underlying shares could resell the shares immediately upon issuance, which could result in significant downward pressure on our stock price.

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock could be delisted, which could adversely affect the market price and liquidity of our common stock and our ability to raise capital.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “PTN.” To maintain our listing on Nasdaq, we must satisfy applicable continued listing requirements, including requirements relating to, among other things, the market price of our common stock, stockholders’ equity, market value of publicly held shares, number of publicly held shares, number of stockholders and corporate governance.

Our common stock was delisted from NYSE American in 2025. On May 7, 2025, NYSE American suspended trading in our common stock after NYSE Regulation determined that we were no longer suitable for listing under Section 1003(f)(v) of the NYSE American Company Guide, and from May 8, 2025, until November 11, 2025, our common stock was quoted only on the OTC Pink and OTCQB markets. To regain compliance, we effected a 1-for-50 reverse stock split effective August 8, 2025, and our common stock resumed trading on NYSE American on November 12, 2025. On May 29, 2026, we voluntarily transferred the listing of our common stock to the Nasdaq Capital Market, which requires, among other things, a minimum bid price of $1.00 per share, stockholders’ equity of at least $2.5 million and a minimum market value of publicly held shares. As of June 30, 2026, our stockholders’ equity was $6.7 million. There can be no assurance that we will continue to satisfy Nasdaq’s continued listing requirements. The market price of our common stock, our stockholders’ equity and other factors relevant to our continued listing may be affected by matters outside of our control.

If we fail to satisfy one or more of Nasdaq’s continued listing requirements, we may receive a deficiency notice and may be required to take actions to regain compliance. Such actions could include, among other things, seeking stockholder approval of or implementing a reverse stock split, raising additional capital or taking other actions that may be costly, disruptive to our business or dilutive to our stockholders. There can be no assurance that any actions we take would enable us to regain or maintain compliance with applicable listing requirements.

If our common stock were delisted from Nasdaq and was not eligible for listing on another national securities exchange, trading could occur in the over-the-counter market. A delisting could result in reduced liquidity and trading volume, increased volatility, limited availability of market quotations, reduced analyst and institutional investor interest and a reduced ability to raise capital on terms acceptable to us or at all. A delisting could also result in our common stock no longer qualifying as a “covered security” under the National Securities Markets Improvement Act of 1996, which could subject the offer and sale of our securities to additional state securities law requirements. Any of these consequences could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy. We have established processes for identifying, assessing and managing material risks from cybersecurity threats as part of our overall risk management and technology management processes. These processes are designed to help protect our information systems, technology infrastructure, confidential and proprietary information and other technology assets from cybersecurity threats and are periodically reviewed and updated to address changes in technology, cybersecurity threats, our business operations and applicable regulatory requirements.

We engage third-party service providers to assist us in assessing, monitoring and managing cybersecurity risks and the effectiveness of our cybersecurity processes and controls. We and our third-party service providers utilize managed detection and response services to monitor our technology infrastructure and information systems for potential cybersecurity threats. We also provide cybersecurity awareness training to employees regarding cybersecurity threats and their responsibilities in identifying, preventing and responding to potential cybersecurity incidents.

Because we rely on third-party service providers, contractors, consultants, collaborators and other third parties in conducting our business, cybersecurity incidents affecting the information systems of such third parties could also adversely affect us. We seek to assess and manage cybersecurity risks associated with third-party service providers as appropriate based on the nature of the services provided and the information systems or data involved. However, our ability to monitor and control cybersecurity risks associated with third parties is limited, and there can be no assurance that cybersecurity measures implemented by us or our third parties will prevent or mitigate all cybersecurity threats or incidents.

During the last two fiscal years, we have not identified any cybersecurity threats or incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. However, cybersecurity threats are evolving and becoming increasingly sophisticated, and we cannot eliminate all cybersecurity risk or provide assurance that we will not experience a material cybersecurity incident in the future or that we have not experienced an undetected cybersecurity incident. For additional information regarding cybersecurity risks, see Item 1A. “Risk Factors—Our internal computer systems, or those of our third-party contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.”

Governance. Our board of directors has overall responsibility for risk oversight, and the audit committee of our board of directors provides oversight of risks relating to cybersecurity and our technology management strategy. The audit committee receives periodic updates from management regarding cybersecurity matters, including the overall status of our cybersecurity risk management processes, significant cybersecurity threats and, as applicable, cybersecurity incidents.

Management’s role. Our Executive Vice President, Chief Financial Officer and Chief Operating Officer, Stephen T. Wills, is the member of management responsible for assessing and managing material risks from cybersecurity threats and for implementing and maintaining our cybersecurity risk management processes. Mr. Wills does not have formal training in information security. His relevant experience consists of nearly 30 years as our Chief Financial Officer, and 15 years as our Chief Operating Officer, with responsibility for our financial reporting systems, disclosure controls and procedures and internal control over financial reporting and for the selection and oversight of the third-party providers on which we rely for information technology and cybersecurity. Management, including Mr. Wills, works with our third-party information technology and cybersecurity service providers in monitoring our information systems, evaluating cybersecurity threats and responding to cybersecurity incidents. Material cybersecurity matters, if identified, are reported to the audit committee and, as appropriate, the board of directors.

Item 2. Properties

Our corporate offices are located at 301 Carnegie Center Drive, Suite 304, Princeton, New Jersey, where we lease office space under an agreement that expires in January 2029, subject to renewal provisions. We also lease approximately 3,600 square feet of laboratory space in Monmouth Junction, Township of South Brunswick, New Jersey, under a lease that expires in January 2030. Our corporate offices are used primarily for administrative and business activities, and our laboratory facility supports our research and development activities. We do not own any real property. We believe that our existing facilities are adequate for our current needs.

Item 3. Legal Proceedings

From time to time, we may become involved in claims and legal proceedings arising in the ordinary course of our business. We are not currently a party to any legal proceedings that we believe are material to our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock traded on NYSE American under the symbol “PTN” from December 21, 1999 until trading was suspended on May 7, 2025. From May 8, 2025 through June 6, 2025, our common stock traded on the Pink Market operated by OTC Markets Group Inc. under the symbol “PTNT,” and beginning June 9, 2025, our common stock traded on the OTCQB® Venture Market under the symbol “PTNT.” Following the effectiveness of a 1-for-50 reverse stock split on August 8, 2025, our common stock temporarily traded under the symbol “PTNTD” for 20 trading days before reverting to the symbol “PTNT.”

Effective November 12, 2025, trading in our common stock resumed on NYSE American under the symbol “PTN.” Our common stock continued to trade on NYSE American through the close of trading on May 28, 2026. Effective May 29, 2026, we voluntarily transferred the listing of our common stock from NYSE American to the Nasdaq Capital Market (“Nasdaq”), where our common stock currently trades under the symbol “PTN.”

As of September 25, 2026, we had approximately 50 holders of record of our common stock. The closing price of our common stock as reported on Nasdaq on September 25, 2026, the last trading day preceding September 28, 2026, was $10.10 per share.

Issuer Purchases of Equity Securities. Under our equity incentive plans, we may permit shares to be withheld to satisfy applicable tax withholding obligations arising upon the vesting or settlement of equity awards. There were no shares withheld for this purpose during the quarter ended June 30, 2026.

Dividends and Dividend Policy. We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to support our business and do not anticipate paying cash dividends on our common stock in the foreseeable future.

Dividend Restrictions. As of September 25, 2026, 4,030 shares of our Series A Preferred Stock were outstanding. The terms of our Series A Preferred Stock provide that we may not pay dividends or make distributions to holders of our common stock or other classes of capital stock unless we first pay a special dividend or distribution of $100 per share to the holders of our Series A Preferred Stock.

Equity Compensation Plan Information. The information required by this item regarding securities authorized for issuance under our equity compensation plans is incorporated by reference to the information set forth under Item 11 of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities. On November 17, 2025, in connection with the settlement and release agreement described in Note 12 to our consolidated financial statements, we issued to H.C. Wainwright & Co., LLC [and its designees] (“Wainwright”) warrants to purchase 10,000 shares of our common stock at an exercise price of $10.00 per share, exercisable beginning January 12, 2026, and expiring January 12, 2028, and amended outstanding warrants held by Wainwright to purchase 6,007 shares of common stock to reduce their exercise price to $10.00 per share. The warrants were issued, and the outstanding warrants amended, in consideration of the release of claims and without cash consideration, in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as a transaction by an issuer not involving a public offering with a single accredited investor. The shares of common stock issuable upon exercise of the warrants have not been registered under the Securities Act.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements filed as part of this Annual Report.

Forward-Looking Statements. The following discussion and analysis contains forward-looking statements within the meaning of the federal securities laws. You are urged to carefully review our description and examples of forward-looking statements included earlier in this Annual Report on Form 10-K (this “Annual Report”) immediately prior to Part I, under the heading “Special Note Regarding Forward-Looking Statements.” Forward-looking statements are subject to risk that could cause actual results to differ materially from those expressed in the forward-looking statements. You are urged to carefully review the disclosures we make concerning risks and other factors that may affect our business and operating results, including those made in Part I, Item 1A of this Annual Report, and any of those made in our other reports filed with the SEC. You are cautioned not to place undue reliance on the forward-looking statements included herein, which speak only as of the date of this document. We do not intend, and undertake no obligation, to publish revised forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Introduction. Palatin Technologies, Inc. is a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor system. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

The melanocortin receptor system is involved in the regulation of food intake, metabolism, sexual function, inflammation and immune responses. There are five melanocortin receptors, MC1R through MC5R. Modulation of these receptors through receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which inhibit receptor function, can produce significant pharmacological effects.

Our principal strategic development focus is the advancement of MC4R agonists for the treatment of obesity, with an emphasis on rare neuroendocrine and other MC4R pathway diseases. We are developing selective MC4R long-acting peptide agonists and oral small-molecule agonists with potential utility in hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome and other rare obesity and orphan indications.

We are also developing, subject to the availability of resources, melanocortin receptor agonists with potential utility in ocular diseases and inflammatory and autoimmune diseases, including uveitis and inflammatory bowel disease. A product candidate targeting MC1R for the treatment of dry eye disease, also known as keratoconjunctivitis sicca, has been licensed to a third party, and a family of melanocortin receptor compounds for the treatment of retinal diseases has been licensed to Boehringer Ingelheim. We believe that certain melanocortin receptor agonist peptides in development may have anti-inflammatory effects through mechanisms involved in the endogenous melanocortin system’s regulation of immune responses and resolution of inflammation.

Our prior commercial product, Vyleesi® (bremelanotide injection), was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. Vyleesi was initially licensed to AMAG Pharmaceuticals, Inc. in January 2017. That license was terminated in July 2020, and the Vyleesi assets were subsequently sold to Cosette Pharmaceuticals, Inc. (“Cosette”) in December 2023.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 to the consolidated financial statements included in this Annual Report. We believe that our accounting policies and estimates relating to revenue recognition, the carrying value of, accrued expenses and stock-based compensation are the most critical.

Revenue Recognition. For licenses of intellectual property, we assess at contract inception whether the intellectual property is distinct from other performance obligations identified in the arrangement. If the licensing of intellectual property is determined to be distinct, revenue is recognized for non-refundable, upfront license fees when the license is transferred to the customer, and the customer can use and benefit from the license. If the licensing of intellectual property is determined not to be distinct, then the license is bundled with other promises in the arrangement into one performance obligation. We determine if the bundled performance obligation is satisfied over time or at a point in time. If we conclude that the non-refundable, upfront license fees will be recognized over time, we assess the appropriate method of measuring proportional performance.

Research, development and regulatory milestone payments are considered variable consideration subject to constraint and excluded from the transaction price until it is probable that a significant reversal would not occur. At each reporting period, we will assess whether there still is significant uncertainty associated with the variable consideration and revenue relating to the milestones recorded in the period where the significant uncertainty is resolved.

Sales-based royalty and milestone payments resulting from customer contracts solely or predominately for the license of intellectual property will only be recognized upon occurrence of the underlying sale or achievement of the sales milestone in the future and such sales-based royalties and milestone payments will be recognized in the same period earned.

We recognize revenue for research and development services under customer agreements as the services are performed. We record these services as revenue and not as a reduction of research and development expenses as we are the principal in the research and development activities based upon its control of such activities, which are part of our ordinary activities.

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

Stock-Based Compensation. We expense the fair value of stock options and other equity awards granted to employees and nonemployees for services. Compensation costs for stock-based awards with time-based vesting are determined using the quoted market price of our common stock on the grant date or for stock options, the value determined utilizing the Black-Scholes option pricing model, and are recognized on a straight-line basis, while awards containing a market condition are valued using multifactor Monte Carlo simulations and are recognized over the derived service period. Compensation costs for awards containing a performance condition are determined using the quoted price of our common stock on the grant date or for stock options, the value is determined utilizing the Black-Scholes option pricing model and are recognized based on the probability of achievement of the performance condition over the service period. The Black-Scholes option pricing model requires us to make estimates of expected volatility and interest rates, which we estimate based on prior experience and public sources of information. The expected term of the option used is based upon the simplified method, which represents the average of the vesting and contractual term. Compensation expense is not adjusted for subsequent changes in the estimates used to calculate fair value or for actual experience. Forfeitures are recognized as they occur. As the amount and timing of compensation expense to be recorded in future periods may be affected by the achievement of performance conditions and employee terminations, stock-based compensation may vary significantly period to period.

See Note 3 to the consolidated financial statements included in this Annual Report for a description of recent accounting pronouncements that affect us.

Results of Operations

Year Ended June 30, 2026 Compared to the Year Ended June 30, 2025:

Revenue. For the year ended June 30, 2026 (“fiscal 2026”), we recognized $13,185,031 in collaboration and license revenue which consisted of $9,433,909 related to the Boehringer Ingelheim Agreement and $3,751,122 related to the Altanispac Agreement. We did not recognize revenue for the fiscal year ended June 30, 2025 (“fiscal 2025”).

Research and Development. Total research and development expenses, including general research and development spending, were $12,368,873 for fiscal 2026, compared to $14,898,494 for fiscal 2025. The decrease is a result of lower spending on our MC4R programs.

Research and development expenses related to our MC4R programs and other preclinical programs were $6,066,487 for fiscal 2026, compared to $8,548,616 for fiscal 2025. The decrease is primarily related to a decrease in spending on our MC4R programs.

The amounts of program spending above exclude general research and development spending, which amounted to $6,302,386 for fiscal 2026 compared to $6,349,878 for fiscal 2025. The decrease in general research and development spending is primarily attributable to decreased compensation costs.

Cumulative spending from inception to June 30, 2026 was approximately $572,400,000 on our MC4r programs (which include Obesity, Vyleesi, Ulcerative Colitis and Ocular), and other melanocortin receptor agonists and terminated programs). Due to various risk factors described herein under “Risk Factors,” including the difficulty in currently estimating the costs and timing of future Phase 1 clinical trials and larger-scale Phase 2 and Phase 3 clinical trials for any product under development, we cannot predict with reasonable certainty when, if ever, a program will advance to the next stage of development or be successfully completed, or when, if ever, related net cash inflows will be generated.

General and Administrative. General and administrative expenses, which consist of costs related to Vyleesi in addition to compensation and related costs, were $9,484,446 for fiscal 2026, compared to $7,809,345 for fiscal 2025. The increase is primarily attributable to an increase in consulting fees.

Gain on Purchase Commitment. Gain on purchase commitments was $2,117,900 for fiscal 2025 as a result of an amendment to the minimum purchase commitment that was previously reserved under the Catalent and Ypsomed agreements.

Gain on Sale of Vyleesi. For fiscal 2025, we recorded a gain of $3,130,000 on the sale of Vyleesi as a result of the settlement of sales-based milestone payments and certain purchase commitments.

Other Income (Expense). Total other income (expense), net was $290,393 for fiscal 2026, compared to $152,590 for fiscal 2025. For fiscal 2026, we recognized investment income of $297,119 offset by interest expense of $6,726. For fiscal 2025, we recognized investment income of $167,665 offset by foreign currency transaction losses of $50 and interest expense of $15,025.

Effects of Inflation. We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

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

During fiscal 2026, net cash used in operating activities was $13,533,270 compared to net cash used in operating activities of $21,306,637 in fiscal 2025. The decrease in cash used in operations in fiscal 2026 compared with fiscal 2025 was a result of a lower net loss in fiscal 2026 due to an increase in license and collaboration revenue from the BI and Altanispac agreements.

During fiscal 2026, net cash used in investing activities was $51,299 related to the purchases of property and equipment. During fiscal 2025, net cash provided by investing activities was $3,130,000 related to proceeds from the sale of Vyleesi.

During fiscal 2026, net cash provided by financing activities was $18,512,318 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs, of $16,910,891 and the exercise of outstanding warrants of $1,620,941 offset by payment of withholding taxes related to restricted stock units of $19,514. During fiscal 2025, net cash provided by financing activities was $11,213,506 which consisted of proceeds from the sale of common stock and warrants, net of issuance costs, of $7,960,765 and the exercise of outstanding warrants of $3,398,237 offset by payment of withholding taxes related to restricted stock units of $99,482, and payment of finance lease obligations of $46,014.

We had a net loss for fiscal 2026 of $8,377,895. We may not attain profitability in future years, which is dependent on numerous factors, including, but not limited to whether and when development and sales milestones are met, regulatory actions by the FDA and other regulatory bodies, the performance of our licensees, and market acceptance of our products.

We expect to incur significant expenses as we continue to develop our MCR product candidates. These expenses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets, and working capital.

We have incurred cumulative negative cash flows from operations since our inception, and have expended, and expect to continue to expend in the future, substantial funds to complete our planned product development efforts. Continued operations are dependent upon existing licenses, including royalties and milestones, to complete equity or debt financing activities and enter into additional licensing or collaboration arrangements. As of June 30, 2026, our cash and cash equivalents were $7,492,014 with current liabilities of $1,771,973.

Our obligations include aggregate lease obligations of $158,263 for the year ending June 30, 2027, and $65,416 for the year ending June 30, 2028.

We intend to utilize existing capital resources for general corporate purposes and working capital, including preclinical and clinical development of our MC1R and MC4R programs, and development of other portfolio products.

Based on our cash and cash equivalents of approximately $7.5 million as of June 30, 2026, and our current operating and development plans, including our ability to reduce or delay certain expenditures within management’s control, we do not expect our existing cash and cash equivalents to be sufficient to fund our operations for at least twelve months following the issuance of these financial statements.

We will require additional financing to continue advancing our development programs and fund our operations. Although we intend to pursue additional capital through equity financings, collaboration arrangements and other potential sources, there can be no assurance that financing will be available when needed or on acceptable terms. Accordingly, substantial doubt exists about our ability to continue as a going concern.

Cash Requirements. Our material cash requirements as of June 30, 2026, primarily consist of research and development expenditures associated with our MC4R programs; compensation and employee benefits; general and administrative expenses; and contractual obligations, including operating lease payments.

Our planned research and development activities include IND-enabling studies, manufacturing of clinical supplies and initiation of a Phase 1 clinical study for our long-acting MC4R peptide program, as well as continued advancement of our oral small-molecule MC4R program. The timing and amount of these expenditures will depend on several factors, including the availability of financing, the results of ongoing preclinical studies, regulatory requirements, manufacturing activities, clinical development decisions and our ability to manage or defer certain expenditures. Accordingly, actual research and development expenditures may differ materially from our current plans.

We also incur costs associated with research and development services performed under our collaboration agreement with Boehringer Ingelheim, for which we are entitled to reimbursement in accordance with the agreement.

We expect to fund our cash requirements through existing cash and cash equivalents, reimbursements under our collaboration agreements and additional financing, including potential equity financings. The timing and availability of additional financing are uncertain, and there can be no assurance that sufficient capital will be available on acceptable terms, or at all. If additional financing is not available when needed, we may be required to delay, reduce or discontinue certain development activities or implement additional cost-reduction measures.

Known Trends and Uncertainties. We currently have no product revenue and do not expect to generate product revenue unless and until one or more of our product candidates receives regulatory approval and is successfully commercialized.

All revenue recognized during fiscal 2026 was derived from our collaboration and licensing arrangements, consisting of $9,433,909 under the Boehringer Ingelheim Agreement and $3,751,122 under the Altanispac Agreement. The revenue recognized under the Altanispac Agreement included non-cash consideration associated with the cancellation of certain obligations. We expect that any revenue recognized in the near term will continue to depend primarily on our collaboration and licensing arrangements.

Boehringer Ingelheim is responsible for advancing the licensed retinal disease program, and Altanispac is responsible for the development and commercialization of PL9643 for dry eye disease. We do not control their development or commercialization decisions or the timing or amount of potential milestone payments or royalties. Accordingly, the timing and amount of future revenue from these arrangements are uncertain and may fluctuate significantly between reporting periods.

Our future operating expenditures will be driven primarily by the advancement of our MC4R development programs. The timing and amount of these expenditures will depend on available capital, preclinical and clinical results, regulatory requirements, manufacturing activities and other development considerations. We may adjust the timing and scope of our development activities in response to these factors.

Our common stock is listed on The Nasdaq Capital Market, and we must continue to satisfy applicable listing requirements. Failure to maintain compliance with these requirements could result in the delisting of our common stock, adversely affecting its liquidity, market price and our ability to raise additional capital.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Palatin Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Palatin Technologies, Inc. and subsidiary (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the fiscal years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

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

Revenue from license agreement

As discussed in Note 4 to the consolidated financial statements, on August 14, 2025, the Company entered into a Research Collaboration, License and Patent Assignment Agreement (the Agreement) with Boehringer Ingelheim International GmbH (BI) to research, develop and commercialize proprietary melanocortin receptor-targeted compounds for the treatment of retinal diseases. Under the terms of the Agreement, the Company assigned certain patent rights, granted BI an exclusive license to related intellectual property, and agreed to provide research and development services. The Company concluded that the Agreement is accounted for under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (ASC 606) and identified two distinct performance obligations: (i) the assignment of patents and license rights and (ii) the provision of research and development services.

We identified the Company’s determination of performance obligations and accounting for revenue under the Agreement as a critical audit matter. Especially challenging and complex auditor judgment was required to evaluate the Company’s application of ASC 606, including its of distinct performance obligations, the determination and allocation of the transaction price to those performance obligations, the timing of recognition of the consideration allocated to the patents and license rights and the accounting for variable milestone consideration. Addressing these matters required the involvement of professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We inspected the agreement executed and evaluated whether the Company identified and appropriately considered the significant contractual terms affecting the accounting for revenue. With the assistance of professionals having specialized skills and knowledge in revenue recognition, we evaluated the Company’s accounting analysis and assessed the reasonableness of the Company’s judgments, the identification of distinct performance obligations, the determination and allocation of the transaction price to such obligations, the timing of recognition of revenue of the consideration allocated to the patents and license rights and the accounting for variable milestone consideration. We assessed the reasonableness of these judgments by comparing the Company’s accounting analysis to the contractual terms, underlying supporting documentation and the requirements of the applicable accounting guidance. We also evaluated the appropriateness and consistency of the Company's accounting policies and compared amounts recorded under the agreement for consistency with those policies and the underlying documentation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
September 28, 2026

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Balance Sheets

	June 30, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,492,014	$2,564,265
Accounts receivable	300,770	-
Other receivables	-	29,468
Prepaid expenses and other current assets	371,703	325,695
Total current assets	8,164,487	2,919,428

Property and equipment, net	118,064	129,444
Right-of-use assets - operating leases	219,677	161,166
Other assets	21,626	56,916
Total assets	$8,523,854	$3,266,954

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$1,109,552	$6,998,806
Accrued expenses	504,158	881,412
Short-term operating lease liabilities	158,263	129,812
Total current liabilities	1,771,973	8,010,030

Long-term operating lease liabilities	65,416	33,969
Total liabilities	1,837,389	8,043,999

Commitments and contingencies (Note 12)

Stockholders’ equity (deficiency):
Preferred stock of $0.01 par value – authorized 10,000,000 shares: shares issued and outstanding designated as follows:
Series A Convertible: authorized 4,030 shares as of June 30, 2026: issued and outstanding 4,030 shares as of June 30, 2026 and June 30, 2025	40	40
Series D Convertible: authorized 3,400 shares as of June 30, 2026: issued and outstanding 3,400 shares as of June 30, 2026 and June 30, 2025	34	34
Common stock of $0.01 par value – authorized 300,000,000 shares:
issued and outstanding 1,779,275 shares as of June 30, 2026 and 929,597 shares as of June 30, 2025	17,793	9,296
Additional paid-in capital	474,120,392	454,287,484
Accumulated deficit	(467,451,794)	(459,073,899)
Total stockholders’ equity (deficiency)	6,686,465	(4,777,045)
Total liabilities and stockholders’ equity (deficiency)	$8,523,854	$3,266,954

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Operations

	Year Ended June 30,
	2026	2025
REVENUES
Collaboration and license	$13,185,031	$-
	-
OPERATING EXPENSES
Research and development	12,368,873	14,898,494
General and administrative	9,484,446	7,809,345
Gain on sale of Vyleesi	-	(3,130,000)
Gain on purchase commitment	-	(2,117,900)
Total operating expenses	21,853,319	17,459,939

Loss from operations	(8,668,288)	(17,459,939)

OTHER INCOME (EXPENSE)
Investment income	297,119	167,665
Foreign currency transaction loss	-	(50)
Interest expense	(6,726)	(15,025)
Total other income, net	290,393	152,590

NET LOSS	$(8,377,895)	$(17,307,349)

Basic and diluted net loss per common share	$(2.96)	$(32.15)
Weighted average number of common shares outstanding used in computing basic and diluted net loss per common share	2,827,233	538,348

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Stockholders’ Equity
	Series A Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance June 30, 2024	4,030	$40	-	-	358,533	$3,585	$441,651,428	$(441,766,550)	$(111,497)
Stock-based compensation	-	-	-	-	4,659	47	1,382,234	-	1,382,281
Withholding taxes related to restricted stock units	-	-	-	-	(1,094)	(11)	(99,471)	-	(99,482)
Sale of common stock, net of costs	-	-	3,400	34	460,480	4,605	7,956,126	-	7,960,765
Warrant exercises	-	-	-	-	78,154	782	3,397,455	-	3,398,237
Shares released from abeyance	-	-	-	-	28,866	289	(289)	-	-
Net loss	-	-	-	-	-	-	-	(17,307,349)	(17,307,349)
Balance June 30, 2025	4,030	40	3,400	$34	929,597	$9,296	$454,287,484	$(459,073,899)	$(4,777,045)
Stock-based compensation	-	-	-	-	6,467	65	1,329,022	-	1,329,087
Withholding taxes related to restricted stock units	-	-	-	-	(1,533)	(15)	(19,499)	-	(19,514)
Sale of common stock, net of costs	-	-	-	-	659,384	6,594	16,904,297	-	16,910,891
Warrant exercises	-	-	-	-	185,425	1,854	1,619,087	-	1,620,941
Fractional shares	-	-	-	-	(65)	-	-	-	-
Net loss	-	-	-	-	-	-	-	(8,377,895)	(8,377,895)
Balance June 30, 2026	4,030	$40	3,400	$34	1,779,275	$17,794	$474,120,391	$(467,451,794)	$6,686,465

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,377,895)	$(17,307,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,679	258,917
Decrease in right-of-use asset	190,207	366,155
Unrealized foreign currency transaction loss	-	50
Stock-based compensation	1,329,087	1,382,281
Debt cancellation	(3,751,122)	-
Gain on sale of Vyleesi	-	(3,130,000)
Gain on purchase commitment	-	(2,117,900)
Changes in operating assets and liabilities:
Accounts receivable	(300,770)	-
Other receivables	29,468	(29,468)
Prepaid expenses and other assets	(10,718)	(83,423)
Accounts payable	(2,138,132)	2,896,877
Accrued expenses	(377,254)	(3,303,634)
Operating lease liabilities	(188,820)	(380,543)
Other liabilities	-	141,400
Net cash used in operating activities	(13,533,270)	(21,306,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of Vyleesi	-	3,130,000
Purchases of property and equipment	(51,299)	-
Net cash (used in) provided by investing activities	(51,299)	3,130,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of withholding taxes related to restricted stock units	(19,514)	(99,482)
Proceeds from the sale of common stock and warrants, net	16,910,891	7,960,765
Payment of finance lease obligations	-	(46,014)
Proceeds from exercise of warrants	1,620,941	3,398,237
Net cash provided by financing activities	18,512,318	11,213,506

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,927,749	(6,963,131)

CASH AND CASH EQUIVALENTS, beginning of period	2,564,265	9,527,396

CASH AND CASH EQUIVALENTS, end of period	$7,492,014	$2,564,265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$6,726	$15,025
Right-of-use assets obtained in exchange for new operating lease obligation	248,718	-

The accompanying notes are an integral part of these consolidated financial statements

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(1) ORGANIZATION

Nature of Business - Palatin Technologies, Inc. (“Palatin” or the “Company”) is a biopharmaceutical company developing first-in-class medicines based on peptide and small-molecule compounds that modulate the activity of the melanocortin receptor system. The Company’s product candidates are targeted, receptor-specific therapeutics for the treatment of diseases with significant unmet medical need and commercial potential.

Melanocortin Receptor System. The melanocortin receptor system is involved in the regulation of food intake, metabolism, sexual function, inflammation and immune responses. There are five melanocortin receptors, MC1R through MC5R. Modulation of these receptors through receptor-specific agonists, which activate receptor function, or receptor-specific antagonists, which inhibit receptor function, can produce significant pharmacological effects.

The Company’s principal strategic development focus is the advancement of MC4R agonists for the treatment of obesity, with an emphasis on rare neuroendocrine and other MC4R pathway diseases. The Company is developing selective MC4R long-acting peptide agonists and oral small-molecule agonists with potential utility in hypothalamic obesity, Prader-Willi syndrome, Bardet-Biedl syndrome and other rare obesity and orphan indications.

The Company is also developing, subject to the availability of resources, melanocortin receptor agonists with potential utility in ocular diseases and inflammatory and autoimmune diseases, including uveitis and inflammatory bowel disease. A product candidate targeting MC1R for the treatment of dry eye disease, also known as keratoconjunctivitis sicca, has been licensed to a third party, and a family of melanocortin receptor compounds for the treatment of retinal diseases has been licensed to Boehringer Ingelheim. The Company believes that certain melanocortin receptor agonist peptides in development may have anti-inflammatory effects through mechanisms involved in the endogenous melanocortin system’s regulation of immune responses and resolution of inflammation.

The Company’s prior commercial product, Vyleesi® (bremelanotide injection), was approved by the U.S. Food and Drug Administration (“FDA”) in June 2019 for the treatment of hypoactive sexual desire disorder (“HSDD”) in premenopausal women. Vyleesi was initially licensed to AMAG Pharmaceuticals, Inc. in January 2017. That license was terminated in July 2020, and the Vyleesi assets were subsequently sold to Cosette Pharmaceuticals, Inc. (“Cosette”) in December 2023.

Reverse Stock Split - On August 8, 2025, a reverse stock split of 1-for-50 of issued and outstanding common stock was made effective by the Company. Retroactive effect for the reverse stock split was made to the Company’s outstanding common stock, stock options, common stock warrants, and preferred stock conversion features, including all share and per-share data, for all periods presented in the consolidated financial statements.

Business Risks and Liquidity – The Company has incurred operating losses and negative cash flows from operations since inception and will need additional funding to complete its planned product development efforts. As shown in the accompanying consolidated financial statements, the Company had an accumulated deficit as of June 30, 2026, of $467,451,794 and a net loss for the year ended June 30, 2026, of $8,377,895. The Company anticipates incurring significant expenses in the future as a result of spending on its development programs and will require substantial additional financing or revenues to continue to fund its planned activities. To achieve sustained profitability, if ever, the Company, alone or with others, must successfully develop and commercialize its technologies and proposed products, conduct successful preclinical studies and clinical trials, obtain required regulatory approvals, and successfully manufacture and market such technologies and proposed products. The time required to reach sustained profitability is highly uncertain, and the Company may never be able to achieve profitability on a sustained basis, if at all.

As of June 30, 2026, the Company’s cash and cash equivalents were $7,492,014 and current liabilities were $1,771,973. Management intends to utilize existing capital resources for general corporate purposes and working capital, primarily for the development of the Company’s MC4R agonists for the treatment of obesity, with an emphasis on rare neuroendocrine and other MC4R pathway diseases, and development of other MC1R portfolio products.

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

Based on the Company’s available cash and cash equivalents as of June 30, 2026, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern for one year from the date these consolidated financial statements are issued. The Company is evaluating strategies to obtain additional funding for future operations which include, but are not limited to, obtaining equity financing, issuing debt, or reducing planned expenses. A failure to raise additional funding or to effectively implement cost reductions could harm the Company’s business, results of operations, and future prospects. If the Company is not able to secure adequate additional funding in future periods, the Company would be forced to make additional reductions in certain expenditures. This may include liquidating assets and suspending or curtailing planned programs. The Company may also have to delay, reduce the scope of, suspend, or eliminate one or more research and development programs or its commercialization efforts or pursue a strategic transaction. If the Company is unable to raise capital when needed or enter into a strategic transaction, then the Company may be required to cease operations, which could cause its stockholders to lose all or part of their investment. The consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Assuming no additional funding and based on its current operating and development plans, the Company expects that existing cash and cash equivalents as of the date of this filing will be sufficient to fund currently anticipated operating expenses through the second half of calendar year 2026.

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

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand, cash in banks, and all highly liquid investments with a purchased maturity of less than three months. Cash equivalents consist of $5,531,773 and $2,286,603 in money market accounts at June 30, 2026 and 2025, respectively.

Fair Value of Financial Instruments – The Company’s financial instruments consist primarily of cash equivalents, marketable securities, and accounts payable. Management believes that the carrying values of cash equivalents and accounts payable are representative of their respective fair values based on the short-term nature of these instruments.

Credit Risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash and cash equivalent balances have exceeded balances insured by the Federal Depository Insurance Corporation.

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

Notes to Consolidated Financial Statements

For the years ended June 30, 2026, and 2025, no additional common shares were added to the computation of diluted EPS because doing so would have been anti-dilutive. The potential number of common shares excluded from diluted EPS during the years ended June 30, 2026, and 2025 was 8,574,577 and 828,978, respectively.

Included in the weighted average common shares used in computing basic and diluted net loss per common share are 7,844 and 9,980 vested restricted stock units that had not been issued as of June 30, 2026, and 2025, respectively, due to a provision in the restricted stock unit agreements to delay delivery.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. ASU 2023-09 enhances the transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The guidance is effective for public business entities for annual periods beginning after December 15, 2024. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this guidance prospectively for the year ended June 30, 2026, and has updated its disclosures within its footnotes herein to include the required additional tax disclosures.

(4) AGREEMENT WITH BOEHRINGER INGELHEIM

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

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

During the year ended June 30, 2026, the Company recognized revenue of €7,500,000 (approximately $8,830,000), consisting of (i) the non-refundable upfront payment, which was recognized upon transfer of control of the license and patent assignment performance obligation, and (ii) the first research milestone payment, which was recognized in the period the milestone was achieved, as the associated uncertainty was resolved.

Foreign withholding taxes of $1,324,500 related to the upfront and milestone payments were initially recorded as other receivables pending recovery and were refunded in June 2026.

Reimbursements for research and development services are recognized as the services are performed.

(5) AGREEMENT WITH ALTANISPAC

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

The Company evaluated the Altanispac Agreement under ASC 606 and concluded that it contains one distinct performance obligation, the license of functional intellectual property. The transaction price consists of fixed consideration and variable consideration. Variable consideration associated with future payments is fully constrained, as the Company cannot conclude that it is probable that a significant reversal of cumulative revenue recognized will not occur due to the inherent uncertainty of achievement. Control of the intellectual property was transferred to Altanispac at contract inception, and accordingly, the Company recognized $3,751,122 as license revenue in the Consolidated Statements of Operations for the year ended June 30, 2026. The $3,751,122 of license revenue was received in the form of non-cash debt cancellation. The canceled debt was previously recorded in current liabilities.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(7) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30,	June 30,
	2026	2025
Clinical / regulatory costs	$130,793	$24,080
Insurance premiums	80,705	86,043
Other	160,205	215,572
	$371,703	$325,695

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

The following table provides the assets carried at fair value:

	Carrying Value	Quoted prices in active markets (Level 1)	Other quoted/ observable inputs (Level 2)	Significant unobservable inputs (Level 3)
June 30, 2026:
Cash equivalents - Money market funds	$5,531,773	$5,531,773	$-	$-
June 30, 2025:
Cash equivalents - Money market funds	$2,286,603	$2,286,603	$-	$-

(9) LEASES

The Company has operating leases for office and laboratory space, which expire on December 31, 2027, and October 31, 2026, respectively.

The components of operating lease cost are as follows:

Operating lease cost	Year ended June 30, 2026	Year ended June 30, 2025
Operating lease cost	$145,998	$264,426
Variable lease cost	52,872	114,403
Total operating lease cost	$198,870	$378,829

The components of finance lease cost are as follows:

Finance lease cost	Year ended June 30, 2026	Year ended June 30, 2025
Right-of-use asset amortization	$-	$45,973
Interest expense	-	610
Total finance lease cost	$-	$46,583

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Supplemental lease term and discount rate information related to leases was as follows:

	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years) operating leases	1.3	1.2
Weighted-average discount rate operating leases	5.50%	5.50%

Supplemental cash flow information related to leases was as follows:

	Year ended June 30, 2026	Year ended June 30, 2025
Cash paid for the amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$199,650	$397,616
Operating cash flows for finance leases	-	610
Financing cash flows for finance leases	-	46,014
	$199,650	$444,240

Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets:
Right-of-use assets obtained in exchange for new operating lease obligation	$248,718	$-

The following table summarizes the maturity of the Company’s lease liabilities as of June 30, 2026:

Operating leases:
Year Ending June 30
2027	164,938
2028	66,166
Less imputed interest	(7,425)
Total	$223,679

(10) PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consists of the following:

	June 30,	June 30,
	2026	2025
Office equipment	$1,229,300	$1,229,300
Laboratory equipment	1,271,693	1,220,395
Leasehold improvements	1,196,706	1,196,706
	3,697,699	3,646,401
Less: Accumulated depreciation and amortization	(3,579,635)	(3,516,957)
	$118,064	$129,444

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

(11) ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30,	June 30,
	2026	2025
Clinical / regulatory costs	$198,373	$282,761
Other research related expenses	32,442	86,372
Professional Services	95,279	323,510
Other	178,064	188,769
	$504,158	$881,412

(12) COMMITMENTS AND CONTINGENCIES

Inventory Purchases – The Company had certain supply agreements relating to the Vyleesi product with certain manufacturers and suppliers, including Catalent Belgium S.A. (“Catalent”), Ypsomed AG (“Ypsomed”), and Lonza Ltd (“Lonza”), all of which were transferred to Cosette on June 5, 2025, pursuant to the Settlement Agreement with Cosette (see Note 6).

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

Employee Retirement Savings Plan – The Company maintains a defined contribution 401(k) plan for the benefit of its employees. The Company currently matches a portion of employee contributions to the plan. For the years ended June 30, 2026, and 2025, Company contributions were $272,790 and $265,806, respectively.

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

(13) SEGMENT INFORMATION

The Company views its operations and manages its business in one operating segment: life science. The table below summarizes the significant expense categories for the life science segment regularly provided to the Company’s Chief Financial Officer / Chief Operating Officer (the “CFO / COO”), its Chief Operating Decision Maker (the “CODM”).

The accounting policies of the Company’s segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for its segment based on net loss, which is reported on the consolidated statements of operations. The measure of segment assets is reported on the balance sheet as total assets. The CODM uses cash forecast models in deciding how to invest in the segment. The CODM analyzes the Company’s net loss and monitors budget versus actual results to assess the performance of the Company.

	Year Ended June 30,
	2026	2025
Total Revenues	$13,185,031	$-
Less:
Program spend	6,066,487	8,548,616
Personnel costs	10,313,404	9,496,251
Administrative costs (a)	5,473,428	4,662,973
Gain on Sale of Vyleesi	-	(3,130,000)
Gain on Purchase Commitment	-	(2,117,900)
Other segment items (b)	(290,393)	(152,591)
Segment net loss	$(8,377,895)	$17,307,349

(a)	Contains depreciation and amortization. Depreciation was $62,679 and $258,917 for the years ended June 30 2026 and 2025, respectively
(b)	Other segment items include investment income, interest expense and foreign currency (gain) loss, which are disclosed in the consolidated financial statements.

(14) STOCKHOLDERS’ EQUITY (DEFICIENCY)

Series D Convertible Preferred Stock – On June 10, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”), pursuant to which the Company agreed to sell and issue, in a private placement (the “June 2025 Private Placement”), (i) an aggregate of 3,400 shares of the Company’s newly designated Series D Convertible Preferred Stock, par value $0.01, with a stated value of $100 per share (the “Series D Preferred Stock”), initially convertible into up to 61,816 shares of the Company’s common stock (such shares underlying the Preferred Stock, the “Conversion Shares”), par value $0.01 per share at an initial conversion price of $5.50, and (ii) Series I common stock purchase warrants (the “Series I Warrants”) to purchase up to an aggregate of 123,636 shares of Common Stock (such shares underlying the Series I Warrants, the “Series I Warrant Shares”). The Series D Preferred Stock and Series I Warrants were sold at a combined offering price of $5.50 per share of Series D Preferred Stock and accompanying Series I Warrants. The Purchasers in the June 2025 Private Placement consisted of Carl Spana, the Company’s President and Chief Executive Officer, Stephen T. Wills, the Company’s Executive Vice President, Chief Financial Officer, and Chief Operating Officer, John K.A. Prendergast, a director and Chairperson of the Company’s board of directors, and Alan W. Dunton, a director on the Company’s board of directors, who are all related parties of the Company. The Series D Preferred Stock has a dividend rate of 8% per annum, which when declared may, at the option of the Company, be paid in cash or can accrete and be added to the stated value of the Series D Preferred Stock. Subject to the rights of any class or series of stock senior to or equivalent to the Series D Preferred Stock, the Series D Preferred Stock shall be entitled to be paid in the event of liquidation, dissolution or winding up of the Company, out of available funds and assets, prior and in preference to any distribution on any junior stock, an amount per share equal to the then stated value of the Series D Preferred Stock and declared but unpaid dividends. Each share of Series D Preferred Stock is convertible at any time, at the option of the holder, and such conversion could dilute the value of our common stock to current stockholders and could adversely affect the market price of our common stock. The conversion price decreases if we sell common stock (or equivalents) for a price per share less than the conversion price and is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which results in an increase or decrease in the number of shares of common stock outstanding. The June 2025 Private Placement closed on June 13, 2025. The gross proceeds from the June 2025 Private Placement, before deducting offering expenses, were $340,000.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Series A Convertible Preferred Stock – As of June 30, 2026, 4,030 shares of Series A Convertible Preferred Stock were outstanding. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the Series A Conversion Price. As of June 30, 2026, the Series A Conversion Price was $260.86, and each share of Series A Convertible Preferred Stock is convertible into approximately 0.38 shares of common stock. The Series A Conversion Price is subject to adjustment, under certain circumstances, upon the sale or issuance of common stock for consideration per share less than either (i) the Series A Conversion Price in effect on the date of such sale or issuance, or (ii) the market price of the common stock as of the date of such sale or issuance. The Series A Conversion Price is also subject to adjustment upon the occurrence of a merger, reorganization, consolidation, reclassification, stock dividend or stock split which will result in an increase or decrease in the number of shares of common stock outstanding. Shares of Series A Convertible Preferred Stock have a preference in liquidation, including certain merger transactions, of $100 per share, or $403,000 in the aggregate as of June 30, 2026. Additionally, the Company may not pay a dividend or make any distribution to holders of any class of stock unless the Company first pays a special dividend or distribution of $100 per share to holders of the Series A Convertible Preferred Stock.

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

Each Series J Warrant has an exercise price of $6.50 per share and is immediately exercisable. The Series J Warrants expire on the earlier of (i) the eighteen-month anniversary of the original issuance date or (ii) on the 31st calendar day following the date that the Company receives the FDA acceptance of the Company’s Investigational New Drug for an in-house obesity treatment compound (long-acting peptide or oral small molecule) (the “FDA Exercise Period”). Each Series K Warrant has an exercise price of $8.125 per share and is immediately exercisable. The Series K Warrants expire on the five-year anniversary of the original issuance date, however, if a holder’s Series J Warrants have not been terminated in accordance with their terms prior to the expiration of the FDA Exercise Period, such holder’s Series K Warrants will terminate automatically upon the earlier of the (i) eighteen-month anniversary of the original issuance date of the Series J Warrants or (ii) expiration of the FDA Exercise Period and prior to the five-year anniversary of the issuance of the Series K Warrant.

The gross proceeds to the Company from the November 2025 Offering, before deducting the underwriting discounts and commissions and offering expenses, were approximately $18,200,000, including the exercise by the underwriters to purchase an additional 364,615 shares of the Company’s common stock and associated Series J and K Warrants. The pre-funded warrants are exercisable at a nominal exercise price of $0.0001 per share until exercised in full and may not be exercised to the extent such exercise would cause the holder to beneficially own more than 4.99% or 9.99%, as applicable, of the Company’s outstanding common stock. The November 2025 Offering closed on November 12, 2025, and was subject to the satisfaction of customary closing conditions.

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

The Series F Warrants have an exercise price of $15.00 per share, are immediately exercisable and expire on the five-year anniversary of the original issuance date, subject to the certain terms as defined in such warrant. The Series G Warrants have an exercise price of $7.50 per share, are immediately exercisable and expire on the earlier of (i) the 24-month anniversary of the original issuance date or (ii) the expiration of the FDA Exercise Period (as such term is defined in the Series G Warrant). The Series H Warrants will be issuable to the holder upon their exercise of the Series G Warrants, will have an exercise price of $11.25 per share, will be immediately exercisable upon issuance and will expire on the 24-month anniversary of their issuance date.

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

On February 11, 2025, the Company entered into a sales agreement (the “2025 Sales Agreement”) with A.G.P., pursuant to which the Company may, from time to time, sell shares of the Company’s common stock at market prices by methods deemed to be an “at-the-market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The 2025 Sales Agreement and related prospectus are limited to sales of up to an aggregate maximum of $6.0 million of shares of the Company’s common stock. The Company pays A.G.P. 3.0% of the gross proceeds as a commission.

No proceeds were raised under the 2025 Sales Agreement during the years ended June 30, 2026, and 2025.

Stock Warrants - During the year ended June 30, 2026, the Company received proceeds from the following warrant exercises:

Series	Exercise Price	Warrants	Proceeds
Series F Warrants	$15.00	16,866	$252,990
Series G Warrants	$7.50	82,092	615,697
Series H Warrants	$11.25	31,499	354,364
Series J Warrants	$6.50	29,984	194,896
Series K Warrants	$8.125	24,984	202,994
		185,425	$1,620,941

As a result of the Series G warrant exercises, investors received 82,092 Series H warrants at an exercise price of $11.25 per share for the year ended June 30, 2026.

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

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

As of June 30, 2026, the Company had outstanding warrants for shares of common stock as follows:

	Shares of	Exercise Price	Latest
Description	Common Stock	per Share	Expiration Date
October 2022 Placement Agent Warrants	1,818	$10.00	October 31, 2027
October 2023 Placement Agent Warrants	2,358	$10.00	October 20, 2028
January 2024 Private Warrants	36,630	$273.00	February 1, 2028
January 2024 Placement Agent Warrants	1,831	$10.00	February 1, 2028
June 2024 Series B Warrants	37,712	$94.00	July 25, 2030 *
December 2024 Series C Warrants	78,153	$43.75	December 17, 2029
December 2024 Series D Warrants	39,076	$43.75	July 25, 2030
February 2025 Series E Warrants	93,760	$50.00	August 12, 2030
May 2025 Series F Warrants	129,613	$15.00	May 8, 2030
May 2025 Series G Warrants	64,387	$7.50	May 8, 2027
May 2025 Series H Warrants	50,593	$11.25	**
June 2025 Series I Warrants	123,636	$5.50	July 25, 2030
November 2025 Pre-funded Warrants	2,136,000	$0.0001	N/A
November 2025 Series J Warrants	2,765,400	$6.50	***
November 2025 Series K Warrants	2,770,400	$8.13	****
November 2025 Placement Agent Warrants	55,907	$8.13	November 12, 2030
November 2025 HCW Settlement Warrants	10,000	$10.00	January 12, 2028

*	5,228 warrants expire June 24, 2029

**	Expire 24 months following the initial exercise date

***	Expires the earlier of (i) the 18-month anniversary of the Initial Exercise Date if FDA IND acceptance has not been received, or (ii) 31 days after notice of FDA IND acceptance, in each case adjusted to the next Trading Day; provided that under clause (ii) the date is extended until a registration statement and prospectus are available for 30 consecutive days.

****	Expire on the 5-year anniversary of the Initial Exercise Date, or, if the Holder’s Series J Common Stock Purchase Warrant terminates pursuant to clause (ii) thereof prior to full cash exercise, the same Termination Date as the Series J Warrant, in each case adjusted to the next Trading Day; provided that the date is extended until a registration statement and prospectus are available for 30 consecutive days following notice of FDA IND acceptance.

Stock Plan – The Company’s 2011 Stock Incentive Plan (“2011 Stock Incentive Plan”) was approved by the Company’s stockholders at the annual meeting of stockholders held in May 2011 and amended at the annual meeting of stockholders held on June 8, 2017, June 26, 2018, June 25, 2020, June 24, 2022, June 20, 2023, June 27, 2024, and again at the annual meeting of stockholders held on July 25, 2025. The 2011 Stock Incentive Plan, as amended, provides for incentive and non-qualified stock option grants, restricted stock unit awards and other stock-based awards to employees, non-employee directors and consultants for up to 146,000 shares of common stock. The 2011 Stock Incentive Plan is administered under the direction of the Company’s board of directors, which may specify grant terms and recipients. Options granted by the Company generally expire ten years from the date of grant and generally vest over three to four years. The Company’s former 2005 Stock Plan was terminated and replaced by the 2011 Stock Incentive Plan, and shares of common stock that were available for grant under the 2005 Stock Plan became available for grant under the 2011 Stock Incentive Plan. No new awards can be granted under the 2005 Stock Plan, but awards granted under the 2005 Stock Plan remained outstanding in accordance with their terms. As of June 30, 2026, 973 shares were available for grant under the 2011 Stock Incentive Plan. The Company expects to settle option exercises under any of its plans with authorized but currently unissued shares.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The following table summarizes option activity and related information for the years ended June 30, 2026, and 2025:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Term in Years	Aggregate Intrinsic Value

Outstanding - June 30, 2024	45,269	$305.50	8.2

Granted	-	-
Forfeited	-	-
Exercised	-	-
Expired	(464)	654.50
Outstanding - June 30, 2025	44,805	$302.00	7.3

Granted	46,550	21.01
Fractional shares	(14)
Forfeited	(1,266)	76.33
Exercised	-	-
Expired	(5,094)	484.55
Outstanding - June 30, 2026	84,981	$145.21	7.3	$-

Exercisable at June 30, 2026	27,625	$369.59	5.8	$-

Expected to vest at June 30, 2026	57,356	$35.95	8.0	$-

Stock options granted to its non-employee directors vest over a 12-month period.

During the year ended June 30, 2026, executive officers of the Company were granted an aggregate of 16,000 time-based stock options and 16,000 performance-based stock options which are excluded from the table above. The time-based options vest ratably over four years. The performance-based options vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

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

Included in the outstanding options in the table above are 5,376 and 2,750 unvested performance-based stock options granted to executive officers and other employees, respectively, which were granted in June 2022, 2023, 2024 and December 2025. Grants in June 2022, 2023, 2024 and December 2025 were 1,211, 4,777, 5,299 and 1,743, respectively. The performance-based stock options vest based on annual performance criteria through the fiscal year ending June 30, 2030, relating to advancement of MCR programs.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

The Company did not grant stock options for the year ended June 30, 2025. For the year ended June 30, 2026, the fair value of option grants was estimated at the grant date using the Black-Scholes model. The Company’s weighted average assumptions for the year ended June 30, 2026, was as follows:

Year Ended
June 30, 2026

Risk-free interest rate	3.9%
Volatility factor	109.7%
Dividend yield	0%
Expected option life (years)	5.9
Weighted average grant date fair value	$16.45

Expected volatilities are based on the Company’s historical volatility. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

For the years ended June 30, 2026, and 2025, the Company recorded stock-based compensation related to stock options of $579,389 and $702,789, respectively. As of June 30, 2026, there was $881,056 of unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock Units – The following table summarizes restricted stock award activity for the years ended June 30, 2026, and 2025.

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025
Outstanding at beginning of year	22,787	27,500
Granted	24,950	-
Forfeited	-	-
Vested	(6,467)	(4,659)
Expirations	(1,453)	(54)
Fractional shares	-	-
Outstanding at end of year	39,817	22,787

For the years ended June 30, 2026, and 2025, the Company recorded stock-based compensation related to restricted stock units of $ 749,698 and $679,492, respectively.

During the year ended June 30, 2026, executive officers of the Company were granted, subject to stockholder approval, an aggregate of 13,000 time-based RSUs and 13,000 performance-based RSUs. The time-based RSUs vest ratably over four years. The performance-based RSUs vest over four years, upon certification by the Compensation Committee that specified performance objectives have been achieved. Compensation expense for these awards will be recognized when achievement of the applicable performance conditions is considered probable.

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

Included in outstanding RSUs in the table above are 7,844 vested shares that have not been issued as of June 30, 2026, due to a provision in the RSU agreements for deferred delivery.

Time-based RSUs granted to the Company’s executive officers, other employees, and non-employee directors generally vest over 48 months, 48 months, and 12 months, respectively.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Included in the outstanding RSUs in the table above are 3,457 and 2,079 unvested performance-based RSUs granted to executive officers and other employees, respectively, which were granted in June 2022, 2023, 2024 and December 2025. Grants in June 2022, 2023, 2024 and December 2025 were 814, 3,049, 3,689 and 1,432 RSUs, respectively. The performance-based RSUs vest based on annual performance criteria through the fiscal years ending June 30, 2028, relating to advancement of MC1R programs, including initiation of clinical trials.

In connection with the vesting of restricted share units during the years ended June 30, 2026, and 2025, the Company withheld 1,533 and 1,094 shares, respectively, with aggregate values of $19,513 and $99,482, respectively, in satisfaction of minimum tax withholding obligations.

(15) INCOME TAXES

For fiscal 2026 and 2025, the Company recorded no income tax expense as a result of the generation of operating losses that were subject to a full valuation allowance.

Deferred tax assets and liabilities are determined based on the estimated future tax effect of differences between the financial statement and tax reporting basis of assets and liabilities, as well as for NOL carryforwards and R&D credit carryforwards, given the provisions of existing tax laws.

As of June 30, 2026, the Company had state NOL carryforwards of approximately $210,000,000, which will expire, if not utilized, between 2037 and 2047, federal NOL carryforwards of approximately $160,000,000 and federal R&D credits of approximately $10,400,000 which expire, if not utilized, between 2037 and 2047, and foreign tax credits of $582,500, which expire, if not utilized, in 2028.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the application of loss limitation provisions related to ownership changes. The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. The Company also considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based on a history of losses incurred, the Company has recognized a full valuation allowance against its deferred tax assets during the years ended June 30, 2026, and 2025. The Company’s valuation allowance increased by $1,966,000 and $7,591,000 for the years ended June 30, 2026, and 2025, respectively.

A sustained period of profitability in the Company’s operations is required before it would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets. Until such time, the use of NOL carryforwards and tax credits to offset profits, if any, will reduce the overall level of deferred tax assets subject to valuation allowance.

The Tax Reform Act of 1986 (the “Tax Reform Act”) provides for limitation on the use of the Company’s NOL and R&D tax credit carryforwards following certain ownership changes (as defined by the Tax Reform Act) that could limit the Company’s ability to utilize these carryforwards. Since its inception, the Company has completed several financings and sales of common stock which has resulted in multiple ownership changes defined by Section 382 of the Tax Reform Act. Accordingly, the Company’s ability to utilize the aforementioned carryforwards is subject to limitation under Section 382.

If the Company undergoes a future ownership change or as it completes its Section 382 limitation assessments, any unutilized carryforwards that were not previously subject to a Section 382 limitation may become subject to limitation which may result in a significant limitation and loss of NOL carryforwards and R&D credits.

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system. Key corporate tax provisions include the restoration of 100% bonus depreciation, immediate expensing for domestic research and experimental expenditures, changes to Section 163(j) interest limitations, updates to GILTI and FDII rules, amendments to energy credits, and expanded Section 162(m) aggregation requirements. In accordance with ASC 740, the Company recognized the effects of the new tax law in the period that includes the enactment date. While OBBBA did not have a material impact on the Company’s consolidated financial statements as of and for year ended June 30, 2026, the Company will continue to assess the changes Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, the Company may not be able to take full advantage of these carryforwards for federal income tax purposes. Accordingly, a portion of the carryforwards may expire unutilized.

PALATIN TECHNOLOGIES, INC.

and Subsidiary

Notes to Consolidated Financial Statements

Loss before provision for income taxes consisted of the following:

	June 30,	June 30,	June 30,
	2026	2025	2024
Domestic	$(8,377,895)	$(17,307,349)	$(29,736,113)
Foreign	-	-	-
Total	$(8,377,895)	$(17,307,349)	$(29,736,113)

The Company’s net deferred tax assets are as follows:

	June 30,	June 30,
	2026	2025
Net operating loss carryforwards	$48,539,000	$46,054,000
IRC Section 174	10,604,000	11,158,000
Research and development and AMT tax credits	10,399,000	9,995,000
Stock-based compensation	1,934,000	2,290,000
Foreign tax credits	583,000	583,000
Basis differences in fixed assets and other	207,000	220,000
	72,266,000	70,300,000
Valuation allowance	(72,266,000)	(70,300,000)
Net deferred tax assets	$-	$-

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

June 30,
2026
U.S. federal statutory income tax rate	21.00%
State and local income taxes, net of federal benefit	5.62%
Tax credits	4.82%
Non deductible expenses	(1.08)%
Changes in valuation allowances	(30.36)%
Effective income tax rate	0.00%

The Company recognizes interest expense and penalties on uncertain income tax positions as a component of interest expense. No interest expense or penalties were recorded for uncertain income tax matters in fiscal 2026 or 2025. As of June 30, 2026, and 2025, the Company had no liabilities for uncertain income tax matters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

A control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework as adopted in 2013. Based on its assessment, management believes that, as of June 30, 2026, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the fiscal quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the Company’s fiscal quarter ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Exchange Act, of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of Directors

The following table sets forth the names, ages, positions and committee memberships of our current directors. All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. All current directors were elected at our annual meeting of stockholders on July 28, 2026.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	64	Chief Executive Officer, President and a Director
John K.A. Prendergast, Ph.D. (1) (2) (3)	72	Director, Chairperson of the Board of Directors
Alan W. Dunton, M.D. (1) (2) (3)	72	Director
Arlene M. Morris (1) (2) (3)	74	Director

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

JOHN K.A. PRENDERGAST, Ph.D. has served as the non-executive Chairman of the board since June 14, 2000, and as a director since August 1996. While Dr. Prendergast has served as a member of the board, he does not serve, and has not served, in a management or operational role with the Company. Dr. Prendergast has been president and sole stockholder of Summercloud Bay, Inc., an independent consulting firm providing services to the biotechnology industry, since 1993. Dr. Prendergast is a director and Executive Chairman of Recce Pharmaceuticals Ltd. (ASX: RCE), a publicly traded Australian pharmaceutical company developing a new class of anti-infective agents. He was previously a member of the board of the life science companies AVAX Technologies, Inc., Avigen, Inc., MediciNova, Inc. and Scorpius Holdings, Inc. From October 1991 through December 1997, Dr. Prendergast was a managing director of The Castle Group Ltd., a medical venture capital firm. Dr. Prendergast received his M.Sc. and Ph.D. from UNSW Sydney, Sydney, Australia and a C.S.S. in administration and management from Harvard University.

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

ARLENE M. MORRIS has been a director of Palatin since June 2015. Since May 2015 she has served as the chief executive officer of Willow Advisors, LLC, a consultancy to biotech companies on business development, commercial development and corporate strategy. From April 2012 until May 2015, she was President and Chief Executive Officer of Syndax Pharmaceuticals, Inc., a privately held biopharmaceutical company focused on the development and commercialization of an epigenetic therapy for treatment-resistant cancers and was a member of the board of directors from May 2011 until May 2015. From 2003 to January 2011, Ms. Morris served as the President, Chief Executive Officer and a member of the board of directors of Affymax, Inc., a publicly traded biotechnology company. Ms. Morris has also held various management and executive positions at Clearview Projects, Inc., a corporate advisory firm, Coulter Pharmaceutical, Inc., a publicly traded pharmaceutical company, Scios Inc., a publicly traded biopharmaceutical company, and Johnson & Johnson, a publicly traded healthcare company. She is currently a member of the board of directors of Viridian Therapeutics, Inc. (Nasdaq: VRDN), a publicly traded therapeutic antibody company, Cogent Biosciences, Inc. (Nasdaq: COGT), a publicly traded oncology biopharmaceutical company, Edgewise Therapeutics, Inc. (Nasdaq: EWTX), a leading muscle disease biopharmaceutical company. She was previously a director of TC Biopharm (Holdings) PLC (Nasdaq: TCBP), a United Kingdom biopharmaceutical company, until October 2025, Viveve Medical, Inc., a publicly traded female healthcare medical device company, until February 2023, Neovacs SA, a publicly traded French company, Biodel Inc., a publicly traded specialty pharmaceutical company, from 2015 until its merger with Albireo Limited in 2016, and Dimension Therapeutics, Inc., a publicly traded gene therapy company, until its acquisition by Ultragenyx Pharmaceutical Inc. in 2017. Ms. Morris received a B.A. in Biology and Chemistry from Carlow College.

Ms. Morris has extensive experience in the biotechnology industry, including prior leadership positions, senior management, and board service, and experience as chief executive officer of companies with product candidates in phase 3 clinical trials.

The Board and Its Committees

Committees and meetings. The board of directors has an audit committee, a compensation committee, and a nominating and corporate governance committee. During the fiscal year ended June 30, 2026 (“fiscal 2026”), the board of directors met five times, the audit committee met four times, the compensation committee met two times and the nominating and corporate governance committee met two times. Each director attended at least 75% of the total number of meetings of the board of directors and committees of the board of directors on which he or she served. The independent directors meet in executive sessions at least annually, following the annual board of directors meeting. We do not have a policy requiring our directors to attend stockholder meetings. The directors did not attend the virtual annual meeting of stockholders held on July 28, 2026.

Audit committee. The audit committee reviews the engagement of the independent registered public accounting firm and reviews the independence of the independent registered public accounting firm. The audit committee also reviews the audit and non-audit fees of the independent registered public accounting firm and the adequacy of our internal control procedures. The audit committee is currently composed of three independent directors, Ms. Morris (chair), and Dr. Dunton and Dr. Prendergast. The board of directors has determined that the members of the audit committee are independent, as defined in the listing standards of Nasdaq and satisfy the requirements of Nasdaq as to financial literacy and expertise. The board has determined that at least one member of the committee, Ms. Morris, is the audit committee financial expert as defined by Item 407 of Regulation S-K. The responsibilities of the audit committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/.

Compensation committee. The compensation committee reviews and recommends to the board of directors on an annual basis employment agreements and compensation for our officers, directors, and some employees. The compensation committee is composed of Dr. Dunton (chair), Ms. Morris and Dr. Prendergast. The board has determined that the members of the compensation committee are independent, as defined in the listing standards of Nasdaq. Our Chief Executive Officer aids the compensation committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. Our Chief Financial Officer supports the committee in its work by gathering, analyzing, and presenting data on our compensation arrangements and compensation in the marketplace.

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

Nominating and corporate governance committee. The nominating and corporate governance committee assists the board of directors in recommending nominees for directors, and in determining the composition of committees. It also reviews, assesses, and makes recommendations to the board of directors concerning policies and guidelines for corporate governance, including relationships of the board of directors, the stockholders and management in determining our direction and performance. The responsibilities of the nominating and corporate governance committee are set forth in a written charter adopted by the board of directors and updated as of October 1, 2013, a copy of which is available on our web site at www.palatin.com/investors/corporate-governance/. The nominating and corporate governance committee is composed of Dr. Prendergast (chair), Ms. Morris and Dr. Dunton, each of whom meets the independence requirements established by Nasdaq.

Duration of Office. Unless a director resigns or is removed, all directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified. Directors serve as members of committees as the board of directors determines from time to time.

Insider Trading Policies and Procedures. We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of Nasdaq applicable to us. A copy of our Insider Trading and Securities Law Compliance Policy is incorporated by reference to Exhibit 19 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed September 30, 2024.

Communicating With Directors

Generally, stockholders or other interested parties who have questions or concerns should contact Stephen T. Wills, Secretary, Palatin Technologies, Inc., 301 Carnegie Center Drive, Suite 304, Princeton, New Jersey 08540. However, any stockholder or other interested party who wishes to address questions regarding our business directly to the board of directors, or any individual director, including the Chairperson or non-management directors as a group, can direct questions to the members of the board of directors or a director by regular mail to the Secretary at the address above or by e-mail at boardofdirectors@palatin.com. Stockholders or other interested parties may also submit their concerns anonymously or confidentially by postal mail.

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

Board Role in Risk Oversight

Our board of directors, as part of its overall responsibility to oversee the management of our business, considers risks generally when reviewing our strategic plan, financial results, business development activities, legal and regulatory matters. The board of directors satisfies this responsibility through regular reports directly from our officers responsible for oversight of particular risks. The board of directors’ risk management oversight also includes full and open communications with management to review the adequacy and functionality of the risk management processes used by management. The board of directors’ role in risk oversight has no effect on the board of directors’ leadership structure. In addition, committees of the board of directors assist in its risk oversight responsibility, including:

●	The audit committee assists the board of directors in its oversight of the integrity of the financial reporting and our compliance with applicable legal and regulatory requirements. It also oversees our internal controls and compliance activities and meets privately with representatives from our independent registered public accounting firm.

●	The compensation committee assists the board of directors in its oversight of risk relating to compensation policies and practices. The compensation committee annually reviews our compensation policies, programs, and procedures, including the incentives they create and mitigating factors that may reduce the likelihood of excessive risk taking, to determine whether they present a significant risk to our company.

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

Code of Corporate Conduct and Ethics

We have adopted a code of corporate conduct and ethics, updated as of March 8, 2021, that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8 regarding an amendment to, or waiver from, a provision of our code of corporate conduct and ethics that applies to our principal executive officer, principal financial offer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website at www.palatin.com/investors/corporate-governance/.

Executive Officers

Executive officers are appointed by the board of directors and serve at the discretion of the board of directors. Each officer holds his position until his successor is appointed and qualified. The current executive officers, each of whom hold office under employment agreements, are as follows.

Name	Age	Position with Palatin
Carl Spana, Ph.D.	64	Chief Executive Officer, President and Director

Stephen T. Wills, MST, CPA	69	Chief Financial Officer, Chief Operating Officer, Executive Vice President, Secretary and Treasurer

Additional information about Dr. Spana is included above under the heading “Identification of Directors.”

STEPHEN T. WILLS, CPA, MST, currently serves as the Chief Financial Officer (since 1997), Chief Operating Officer (since 2011), Treasurer and Secretary of Palatin Technologies, Inc., a biopharmaceutical company developing first-in-class medicines based on molecules that modulate the activity of the melanocortin receptor system. Mr. Wills has served on the board of directors of MediWound Ltd. (Nasdaq: MDWD), a biopharmaceutical company focused on treatment in the fields of severe burns, chronic and other hard to heal wounds, since April 2017, and as chairperson from October 2017 until August 2022, and is the chair of the audit committee and a member of the compensation and research committees. Mr. Wills has served on the board of directors of Enzon Pharmaceuticals, positioned as a public company acquisition vehicle, and as member of the audit committee and special committee, from January 2025 until March 2026, when Enzon merged with Viskase Companies. Mr. Wills served on the board of directors of Gamida Cell Ltd., a cellular and immune therapeutics company, and as chair of the audit committee and a member of the compensation committee, from March 2019 through June 2024, when Gamida was acquired by Highbridge Capital Management. Mr. Wills served as the Chief Financial Officer of Cactus Acquisition Corp, a Special Purpose Acquisition Company (SPAC), from November 2021 until March 2024, when a new Sponsor acquired majority ownership. Mr. Wills served on the board of directors of Amryt Pharma, a biopharmaceutical company focused on developing and delivering treatments to help improve the lives of patients with rare and orphan diseases, and as chair of the audit committee and a member of the compensation committee, from September 2019 through April 2023, when Amryt was acquired by Chiesi Farmaceutici. Mr. Wills served on the board of trustees and executive committee of The Hun School of Princeton, a college preparatory day and boarding school, June 2014 to June 2023, and as its chairperson from June 2018 to June 2023. Mr. Wills served on the board of directors of Caliper Corporation, a psychological assessment and talent development company, since March 2016, and as chairperson from December 2016 to December 2019, when PSI Corporation (Talogy) acquired Caliper. Mr. Wills served as executive chairperson and interim principal executive officer of Derma Sciences, Inc., a provider of advanced wound care products, from December 2015 to February 2017, when Derma Sciences was acquired by Integra Lifesciences (Nasdaq: IART). Previously, Mr. Wills served on the board of directors of Derma Sciences as the lead director and chair of the audit committee from June 2000 to December 2015 and served as the Chief Financial Officer of Derma Sciences from 1997 to 2000. Mr. Wills served as the President and Chief Operating Officer of Wills, Owens & Baker, P.C., a public accounting firm, from 1991 to 2000. Mr. Wills, a certified public accountant, earned his Bachelor of Science in accounting from West Chester University, and a Master of Science in taxation from Temple University.

Item 11. Executive Compensation.

Fiscal 2026 Summary Compensation Table

The following table summarizes the compensation earned by or paid to our principal executive officer and our principal financial officer, who constitute all of our executive officers, for fiscal 2026 and fiscal 2025. We have no defined benefit or actuarial pension plan, and no deferred compensation plan.

Name and Principal Position	Fiscal Year	Salary ($)	Stock awards (1) ($)	Option awards (1) ($)	Nonequity incentive plan compensation (2) ($)	All other compensation (3) ($)	Total ($)
Carl Spana, Ph.D.,	2026	735,500	-	-	216,400	18,000	969,900
Chief Executive Officer and President	2025	721,000	-	-	-	17,500	738,500
Stephen T. Wills, MST, CPA,	2026	685,000	-	-	201,000	18,250	904,250
Chief Financial Officer, Chief Operating Officer and Executive Vice President	2025	670,000	-	-	-	17,960	687,960

(1) Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards computed using the Black-Scholes model There were no performance-based grants for fiscal 2025. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report.

(2) Annual incentive and merit amounts.

(3) Consists of matching contributions to 401(k) plan.

(4) Bonus amounts for calendar year 2025 paid prior to fiscal year end June 30, 2026.

Base Salary

The salary for each named executive officer is based, among other factors, upon job responsibilities, level of experience, individual performance, comparisons to the salaries of executives in similar positions obtained from market surveys, and internal comparisons. The compensation committee considers changes in the base salaries of our named executive officers annually. Effective January 1, 2026, the compensation committee approved increases in base salaries to $750,000 for Dr. Spana and $700,000 for Mr. Wills.

Annual Incentive Program

In the fiscal year ended June 30, 2025, due to the financial status of the Company no annual salary increases or bonuses, either cash or equity, were granted or approved. We generally provide annual incentive opportunities to our named executive officers to promote the achievement of annual performance objectives and anticipate providing such incentive opportunities for the fiscal year ended June 30, 2026. Each year, other than for the fiscal year ended June 30, 2025, the compensation committee establishes the target annual incentive opportunity for each named executive officer, which is based on a percentage of his base salary.

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

Each year, the compensation committee establishes the target long-term incentive opportunity for each named executive officer, which is based on a percentage of his base salary. For fiscal 2026, the target long-term incentive opportunity for each named executive officer equaled 250% of base salary for Dr. Spana and 235% of base salary for Mr. Wills, however for fiscal 2026, to conserve the number of available shares under the plan, the target long-term incentive opportunity for each named executive officer was deferred.

For fiscal 2025, no stock option grants or restricted stock awards were made to the named executive officers.

No equity awards have been granted to the executive officers for the fiscal year commencing July 1, 2026, but we anticipate that the board of directors will implement an annual equity grant review during the fiscal year ending June 30, 2027.

Employment Agreements

Effective as of July 1, 2025, on September 18, 2025, we entered into employment agreements with Dr. Spana and Mr. Wills which continue through June2028, 2028 unless terminated earlier. Under these agreements Dr. Spana is serving as Chief Executive Officer and President at an initial base salary of $721,000 per year and Mr. Wills is serving as Chief Financial Officer and Chief Operating Officer at an initial base salary of $670,000 per year. Each agreement also provides for:

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

Other Compensation Practices and Policies

At our annual meeting of stockholders held on July 28, 2026, our non-binding stockholder advisory vote to approve the compensation of our named executive officers, commonly referred to as a “Say-on-Pay” vote, received the support of approximately 96% of the votes cast for or against the proposal. We consider the results of our Say-on-Pay votes, together with other relevant factors and stockholder feedback, in evaluating our executive compensation program. The following summarizes certain of our current compensation practices and policies.

Independent Compensation Advisor and Peer Group Review. The Compensation Committee has engaged Aon Consulting, Inc., through its Aon Rewards Solutions division (“Aon Rewards”), a nationally recognized compensation consulting firm, to provide independent advice and analysis, including market-based benchmarking and advisory support, regarding executive and non-employee director compensation. Aon Rewards has assisted the Compensation Committee in evaluating compensation practices, market competitiveness and other compensation matters.

The Compensation Committee did not undertake a comprehensive refresh of its formal compensation peer group during fiscal 2025. During fiscal 2025, in light of the Company’s financial condition and other circumstances, the Compensation Committee did not award annual cash incentive compensation or make annual equity awards to our named executive officers. In connection with the Compensation Committee’s subsequent review of executive compensation, Aon Rewards provided updated market compensation data and benchmarking information to assist the Committee in evaluating executive compensation and long-term incentive awards. Following this review, the Compensation Committee granted equity awards in December 2025. The Compensation Committee intends to periodically review and update its formal compensation peer group to reflect changes in the biotechnology industry and the Company’s size, stage of development and strategic objectives.

Compensation at Risk and Pay-for-Performance Philosophy. Our executive compensation program is designed so that a significant portion of potential executive compensation is performance-based or otherwise “at risk,” with the objective of aligning the interests of our executive officers with those of our stockholders. Our compensation program generally consists of base salary, annual cash incentive opportunities and long-term equity incentives. In determining the amount and form of compensation, the Compensation Committee considers a variety of factors, including Company and individual performance, market compensation information, retention considerations, the Company’s financial condition and the interests of stockholders.

Due to the Company’s financial condition and other circumstances during fiscal 2025, no annual cash incentive compensation or annual equity awards were made to our named executive officers for fiscal 2025. In December 2025, following a review of executive compensation, the Compensation Committee granted long-term equity awards to our named executive officers. Approximately 50% of the long-term incentive awards granted in December 2025 were performance-based awards, with the remainder consisting of time-based awards.

Stock Ownership Policy. We maintain a stock ownership policy that requires our named executive officers and members of our Board of Directors to maintain specified ownership levels of our common stock. As of June 30, 2026, all of our directors and named executive officers satisfied the applicable ownership requirements as of a prior determination date, and no recalculation was required under the policy. Under the policy, once an individual satisfies the applicable ownership requirement, a subsequent decrease in our stock price or increase in compensation generally does not require recalculation unless the individual’s actual ownership falls below the number of shares required when the applicable ownership requirement was first satisfied. Certain time-based and performance-based restricted stock unit awards also contain deferred delivery provisions pursuant to which shares are delivered following separation from service or a specified change in control.

Clawback Policy. We maintain a compensation recovery, or “clawback,” policy designed to comply with applicable SEC rules and the listing standards of Nasdaq. The policy provides for the recovery of certain incentive-based compensation received by current or former executive officers in the event we are required to prepare an accounting restatement resulting from material noncompliance with applicable financial reporting requirements, subject to the terms and conditions of the policy and applicable law.

Independent Compensation Committee. Our Compensation Committee consists entirely of directors who satisfy applicable independence requirements.

Executive Compensation Review. The Compensation Committee periodically reviews our executive compensation strategy and programs and may engage an independent compensation advisor to assist in evaluating compensation practices, market competitiveness and the composition of our compensation peer group. The review is intended to help ensure that our compensation programs appropriately reward the achievement of corporate objectives, support the attraction and retention of qualified executives and align executive compensation with stockholder interests, without encouraging excessive or inappropriate risk-taking.

“Double Trigger” Change-in-Control Provisions. Our employment agreements with our named executive officers generally provide that acceleration of outstanding equity awards in connection with a change in control occurs only following a qualifying termination of employment in connection with the change in control, commonly referred to as a “double-trigger” provision.

No Excise Tax Gross-Ups. We do not provide our named executive officers or other employees with tax gross-ups for excise taxes that may be imposed on payments received in connection with a change in control.

No Stock Option Repricing Without Stockholder Approval. Our equity incentive plan does not permit the repricing of outstanding stock options to reduce their exercise price without stockholder approval, subject to the terms of the plan.

No Dividends or Dividend Equivalents on Unvested Equity Awards. We do not pay dividends or dividend equivalents on unvested restricted stock unit awards or on vested restricted stock unit awards subject to deferred delivery.

No Special Executive Retirement, Welfare or Health Benefits. We do not maintain pension or retirement arrangements for our executive officers that are different from or in addition to those generally available to our other employees. Our executive officers participate in Company-sponsored health and welfare benefit programs generally on the same basis as our other eligible employees.

Outstanding Equity Awards at 2026 Fiscal Year-End

The following table summarizes all of the outstanding equity-based awards granted to our named executive officers as of June 30, 2026, the end of our fiscal year.

		Option awards (1)					Stock awards (2)
Name	Option or stock award grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan award: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (3)	Equity incentive plan awards: number of unearned shares, unit or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Carl Spana	06/20/17	750	-	-	462.50	06/20/27
	06/16/20	857	-	-	725.00	06/16/30
	06/16/20	809	-	-	725.00	06/16/30
	06/22/21	920	-	-	687.50	06/22/31
	06/22/21	639	-	-	687.50	06/22/31
	06/22/22	542	-	-	362.50	06/22/32
	06/22/22	406	-	-	362.50	06/22/32
	06/20/23	1,553	517	-	109.50	06/20/33
	06/20/23	1,034	-	1,036	109.50	06/20/33
	06/04/24	1,135	1,135	-	91.50	06/04/34
	06/04/24	568	-	1,702	91.50	06/04/34

	06/20/23						330	3,429	661	6,868
	06/04/24						790	8,208	1,185	12,312
	Total Stock Awards						1,120	11,637	1,846	19,180
Stephen T. Wills	06/20/17	687	-	-	462.50	06/20/27
	06/16/20	738	-	-	725.00	06/16/30
	06/16/20	697	-	-	725.00	06/16/30
	06/22/21	796	-	-	687.50	06/22/31
	06/22/21	553	-	-	687.50	06/22/31
	06/22/22	470	-	-	362.50	06/22/32
	06/22/22	352	-	-	362.50	06/22/32
	06/20/23	1,350	450	-	109.50	06/20/33
	06/20/23	901	-	899	109.50	06/20/33
	06/04/24	990	990	-	91.50	06/04/34
	06/04/24	495	-	1,485	91.50	06/04/34

	06/20/23						288	2,992	576	5,985
	06/04/24						690	7,169	1,0335	10,754
	Total Stock Awards						978	10,61	1,611	16,739

(1)	Stock option vesting schedules: all options granted before June 20, 2023 have fully vested. Options granted on or after June 20, 2018 vest over four years with 1/4 of the shares vesting per year starting on the first anniversary of the grant date, provided that the named executive officer remains an employee; see “Termination and Change-In-Control Arrangements” below for a description of events that could accelerate vesting, except for performance-based options granted on June 20, 2023 and June 4, 2024, which vest according to the terms of the grants described above.

(2)	Time-based stock award vesting schedule: restricted stock units granted on June 20, 2023 as to 1,320 shares for Dr. Spana and 1,150 shares for Mr. Wills and restricted stock units granted on June 4, 2024 as to 1,580 shares for Dr. Spana and 1,380 shares for Mr. Wills, which vest in equal amounts over a four year period, provided that the named executive officer remains an employee. Both time-based and performance-based restricted stock unit awards prior to fiscal 2019 contain deferred delivery provisions providing for delivery of the common stock after the grantee’s separation from service or a defined change in control. See “Stock Options and Restricted Stock Unit Awards” above and “Termination and Change-In-Control Arrangements” below.

(3)	Calculated by multiplying the number of restricted stock units by $10.39, the closing market price of our common stock on June 30, 2026, the last trading day of our most recently completed fiscal year.

Employment Termination and Change-In-Control Agreements

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

Director Compensation

The following table sets forth the compensation we paid to all directors during fiscal 2026, except for Dr. Spana, whose compensation is set forth above in the Summary Compensation Table and related disclosure. Dr. Spana did not receive any separate compensation for his services as a director.

Name	Fees earned or paid in cash ($)	Stock awards ($) (1) (2)	Option awards ($) (1) (2)	Total ($)
John K.A. Prendergast, Ph.D.	139,500	56,900	55,600	252,000
Alan W. Dunton, M.D.	85,000	42,700	42,700	170,400
Arlene Morris	85,000	85,400	-	170,400

(1)	The aggregate number of shares underlying option awards and unvested stock awards outstanding at June 30, 2026, for each director was:

	Option awards	Stock awards
Dr. Prendergast	4,749	2,600
Dr. Dunton	3,497	2,400
Ms. Morris	5,897	-

(2)	Amounts in these columns represent the aggregate grant date fair value for stock awards and option awards. For a description of the assumptions we used to calculate these amounts, see Note 14 to the consolidated financial statements included in this Annual Report. Amounts in this column include options granted on December 9, 2025, for our current fiscal year ending June 30, 2026.

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

On December 9, 2025, we granted Dr. Prendergast 1,300 restricted stock units which vest on December 9, 2026 and an option to purchase 1,600 shares of common stock that vests on December 9, 2026; we granted Dr. Dunton 1,000 restricted stock units which vest on December 9, 2026 and an option to purchase 1,200 shares of common stock that vests on December 9, 2026; we granted Ms. Morris, at her election, an option to purchase 2,400 shares of common stock that vests on December 9, 2026.

We also granted Drs. Prendergast and Dunton, 1,300 and 1,000 restricted stock units, respectively, which vest as to 50% on December 9, 2026, and the remaining 50% on December 9, 2027. In addition, we granted options to purchase 1,600, 1,200 and 2,400 shares of common stock, respectively, to Drs. Prendergast and Dunton and Ms. Morris that vests as to 50% on December 9, 2026, and the remaining 50% on December 9, 2027. All of the options have an exercise price of $21.38 per share, the closing price of our common stock on the date of grant, , expire ten years from the date of grant and provide for accelerated vesting in the event of involuntary termination as a director following a change in control, with exercise permitted following accelerated vesting for up to the earlier of one year after termination or the expiration date of the option.

In August 2026, the Compensation Committee granted stock options to our non-employee directors as part of their compensation for the fiscal year commencing July 1, 2026. The stock options have an exercise price of $7.70 per share and vest 50% on each of the first and second anniversaries of the grant date, subject to continued service. John K. Prendergast received an option to purchase 2,900 shares of our common stock, Alan W. Dunton received an option to purchase 2,200 shares, and Arlene M. Morris received an option to purchase 2,400 shares.

Non-Employee Directors’ Cash Compensation. For the fiscal years ending June 30, 2026 and 2025, Dr. Prendergast serves as Chairperson of the board of directors and received an annual retainer of $109,500, payable quarterly. Other non-employee directors received an annual base retainer of $50,000, payable on a quarterly basis. The chairperson of the audit committee received an additional annual retainer of $20,000, the chairperson of the compensation committee received an additional annual retainer of $20,000 and the chairperson of the corporate governance committee received an additional annual retainer of $10,000. Members of the foregoing committees, other than the non-employee Chairperson, receive an additional retainer of one-half the retainer payable to the committee chairperson.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans. The table below provides information on our equity compensation plans as of June 30, 2026:

Equity Compensation Plan Information

as of June 30, 2026

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	124,798 (1)	$145.22 (2)	973	(3)
Equity compensation plans not approved by security holders	-	-	-
Total	124,798		973

(1)	Includes 84,981 options and 39,817 restricted stock units granted under our 2011 Stock Incentive Plan.

(2)	The amount in column (a) for equity compensation plans approved by security holders includes 39,817 shares reserved for issuance on vesting of outstanding restricted stock units, granted under our 2011 Stock Incentive Plan, which vest on various dates through June 4, 2028, subject to the fulfillment of service, or performance conditions. Because no exercise price is required for issuance of shares on vesting of the restricted stock units, the weighted-average exercise price in column (b) does not take the restricted stock units into account.

(3)	On July 28, 2026, at the Annual Shareholders’ Meeting, an increase of 260,000 shares to our 2011 Stock Incentive Plan was approved by our stockholders.

Beneficial Ownership Tables. The tables below show the beneficial stock ownership and voting power, as of September 25, 2026, of:

●	each director, each of the named executive officers, and all current directors and officers as a group; and

●	all persons who, to our knowledge, beneficially own more than five percent of the common stock or Series A preferred stock.

“Beneficial ownership” here means direct or indirect voting or investment power over outstanding stock and stock which a person has the right to acquire now or within 60 days after September 25, 2026. See the footnotes for more detailed explanations of the holdings. Except as noted, to our knowledge, the persons named in the tables beneficially own and have sole voting and investment power over all shares listed.

The common stock has one vote per share; the Series A preferred stock has approximately 0.38 vote per share of Series A preferred stock and the Series D Convertible Preferred Stock has approximately 18.18 votes per share of Series D Convertible Preferred Stock. Voting power is calculated on the basis of the aggregate of common stock, Series A and Series D preferred stock outstanding as of September 25, 2026, on which date 1,780,939 shares of common stock, 4,030 shares of Series A preferred stock, convertible into 1,534 shares of common stock and 3,400 shares of Series D preferred stock, convertible into 61,816 shares of common stock, were outstanding.

Under our Insider Trading and Securities Law Compliance Policy directors and officers may not engage in hedging, monetization or pledging transactions of our securities. None of the shares of our management and directors shown on the table below are pledged.

The mailing address for all members of our management and directors is c/o Palatin Technologies, Inc., 301 Carnegie Center Drive, Suite 304, Princeton, New Jersey 08540. Addresses of other beneficial owners are in the table.

MANAGEMENT:

Class	Name of beneficial owner	Amount and nature of beneficial ownership		Percent of class	Percent of total voting power
Common	Carl Spana, Ph.D.	190,058	(1)	9.8%	3.4%
Common	Stephen T. Wills	187,767	(2)	9.7%	3.3%
Common	John K.A. Prendergast, Ph.D.	36,523	(3)	2.0%	*
Common	Alan W. Dunton, M.D.	35,650	(4)	2.0%	*
Common	Arlene M. Morris	1,928	(5)	*	*

	All current directors and executive officers as a group (five persons)	451,926	(6)	23.6%	8.1%

*Less than one percent.

(1)	Includes 27,272 shares of common stock underlying 1,500 shares of Series D Convertible Preferred Stock, 9,213 shares of common stock underlying outstanding options and 54,546 shares of common stock underlying Series I warrants, 30,700 shares of common stock underlying Series J warrants, 30,700 shares of common stock underlying Series K warrants and 2,413 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(2)	Includes 27,272 shares of common stock underlying 1,500 shares of Series D Convertible Preferred Stock, 8,029 shares of common stock underlying outstanding options and 54,546 shares of common stock underlying Series I warrants, 30,700 shares of common stock underlying Series J warrants, 30,700 shares of common stock underlying Series K warrants and 2,130 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(3)	Includes 3,636 shares of common stock underlying 200 shares of Series D Convertible Preferred Stock, 1,549 shares of common stock underlying outstanding options and 7,272 shares of common stock underlying Series I warrants, 7,600 shares of common stock underlying Series J warrants, 7,600 shares of common stock underlying Series K warrants and 128 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(4)	Includes 3,636 shares of common stock underlying 200 shares of Series D Convertible Preferred Stock, 1,097 shares of common stock underlying outstanding options and 7,272 shares of common stock underlying Series I warrants, 7,600 shares of common stock underlying Series J warrants, 7,600 shares of common stock underlying Series K warrants and 56 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(5)	Includes 1,097 shares of common stock underlying outstanding options and 40 shares of common stock underlying restricted stock units, all of which shares of common stock underlying restricted stock units have vested but not been delivered under deferred delivery provisions providing for delivery after the grantee’s separation from service or a defined change in control, but does not include shares of common stock underlying outstanding options or restricted stock unit awards that have not vested and will not vest within 60 days.

(6)	Includes 364,404 shares of common stock underlying outstanding Series D Convertible Preferred Stock, options, Series I, Series J and Series K warrants and restricted stock units.

MORE THAN 5% BENEFICIAL OWNERS:

CLASS	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class	Percent of total voting power
Series A Preferred	Steven N. Ostrovsky 43 Nikki Ct. Morganville, NJ 07751	500		12.4%	*
Series A Preferred	Thomas L. Cassidy IRA Rollover 38 Canaan Close New Canaan, CT 06840	500		12.4%	*
Series A Preferred	Jonathan E. Rothschild 300 Mercer St., #28F New York, NY 10003	500		12.4%	*
Series A Preferred	Arthur J. Nagle 19 Garden Avenue Bronxville, NY 10708	250		6.2%	*
Series A Preferred	Thomas P. and Mary E. Heiser, JTWROS 10 Ridge Road Hopkinton, MA 01748	250		6.2%	*
Series A Preferred	Carl F. Schwartz 31 West 87th St. New York, NY 10016	250		6.2%	*
Series A Preferred	Michael J. Wrubel 3650 N. 36 Avenue, #39 Hollywood, FL 33021	250		6.2%	*
Series A Preferred	Myron M. Teitelbaum, M.D. 175 Burton Lane Lawrence, NY 11559	250		6.2%	*
Series A Preferred	Laura Gold Galleries Ltd. Profit Sharing Trust Park South Gallery at Carnegie Hall 154 West 57th Street, Suite 114 New York, NY 10019	250		6.2%	*
Series A Preferred	Laura Gold 180 W. 58th Street New York, NY 10019	250		6.2%	*
Series A Preferred	Nadji T. Richmond 20 E. Wedgewood Glen The Woodlands, TX 77381	230		5.7%	*
Series D Preferred	Carl Spana	1,500		44.1%	1.5%
Series D Preferred	Stephen T. Wills	1,500		44.1%	1.5%
Series D Preferred	John K.A. Prendergast, Ph.D.	200		5.9%	*

Series D Preferred	Alan W. Dunton, M.D.	200		5.9%	*
Common	Sirenia Capital Management LP, 1674 Meridian Ave. Ste. 320, Miami Beach, FL 33139	184,899	(2)	9.99%	6.2%
Common	Logos Global Management LP	182,347	(3)	9.99%	7.5%
Common	Janus Henderson Group PLC	178,784	(4)	9.99%	9.2%
Common	Driehaus Capital Management LLC	166,713	(5)	9.37%	9.0%
Common	AuGC BioFund LP	84,000	(6)	4.7%	4.6%

*Less than one percent.

(1) Unless otherwise indicated by footnote, all share amounts represent outstanding shares of the class indicated, and all beneficial owners listed have, to our knowledge, sole voting and dispositive power over the shares listed. Each share of Series A Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the conversion price, as defined in the Series A certificate of designations. The current conversion price is $260,86, so each share of Series A Convertible Preferred Stock is currently convertible into approximately 0.38 shares of common stock. Each share of Series D Convertible Preferred Stock is convertible at any time, at the option of the holder, into the number of shares of common stock equal to $100 divided by the conversion price, as defined in the Series D certificate of designations. The current conversion price is $5.50, so each share of Series D Convertible Preferred Stock is currently convertible into approximately 18.18 shares of common stock.

(2) Based on a Schedule 13G filed April 23, 2026. Includes shares issuable upon exercise of warrants to purchase up to 2,192,000 shares of common stock, which may not be exercised to the extent the holder would beneficially own more than 9.99% of the outstanding common stock.

(3) Based on a Schedule 13G/A filed May 15, 2026. Includes shares issuable upon exercise of warrants to purchase up to 406,000 shares of common stock, which may not be exercised to the extent the holder would beneficially own more than 9.99% of the outstanding common stock.

(4) Based on a Schedule 13G filed December 8, 2025. The reported amount reflects a 9.99% beneficial ownership limitation.

(5) Based on a Schedule 13G filed February 17, 2026.

(6) Based on a Schedule 13G/A filed August 14, 2026.

We know of no arrangement, including any pledge of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The board of directors has determined that all the directors except for Dr. Spana (our Chief Executive Officer and President) are independent directors, as defined in the listing standards of Nasdaq.

In making its determinations with respect to Dr. Prendergast and Dr. Dunton, the board considered their purchases of Series D Preferred Stock and Series I warrants in June 2025 and their purchases in the November 2025 Offering, described below and concluded that those relationships do not interfere with the exercise of independent judgment.

As a condition of employment, we require all employees to disclose in writing actual or potential conflicts of interest, including related party transactions. Our code of corporate conduct and ethics, which applies to employees, officers and directors, requires that the audit committee review and approve related party transactions.

Transactions with Related Persons.

June 2025 Private Placement. On June 10, 2025, we entered into a securities purchase agreement with Carl Spana, Ph.D., our Chief Executive Officer, President and a director, Stephen T. Wills, our Executive Vice President, Chief Financial Officer and Chief Operating Officer, John K.A. Prendergast, Ph.D., the Chairperson of our board of directors, and Alan W. Dunton, M.D., a director, under which, in a private placement that closed on June 13, 2025, we sold an aggregate of 3,400 shares of Series D Convertible Preferred Stock, at the stated value of $100 per share, and Series I warrants to purchase an aggregate of 123,636 shares of common stock, for aggregate gross proceeds of $340,000. Dr. Spana and Mr. Wills each purchased 1,500 shares of Series D Preferred Stock and Series I warrants to purchase 54,546 shares of common stock for $150,000; Dr. Prendergast and Dr. Dunton each purchased 200 shares of Series D Preferred Stock and Series I warrants to purchase 7,272 shares of common stock for $20,000. Each share of Series D Preferred Stock has a stated value of $100 and is convertible into common stock at a conversion price of $5.50 per share (subject to adjustment) and has the liquidation preference described in Note 14 to our consolidated financial statements; the Series I warrants have an exercise price of $5.50 per share and expire on July 25, 2030. During fiscal 2026 no dividends were declared or paid on the Series D Preferred Stock. The terms of the private placement were approved by the disinterested members of the board of directors, acting as the audit committee, on June 10, 2025.

November 2025 Offering. In our underwritten public offering that closed on November 12, 2025, Dr. Spana and Mr. Wills each purchased 30,700 shares of common stock [or pre-funded warrants] together with Series J warrants and Series K warrants to purchase 30,700 shares each, and Dr. Prendergast and Dr. Dunton each purchased 7,600 shares together with Series J and Series K warrants to purchase 7,600 shares each, at the public offering price of $6.50 per share and accompanying warrants (approximately $199,550 for each of Dr. Spana and Mr. Wills and $49,400 for each of Dr. Prendergast and Dr. Dunton), on the same terms as the other investors in the offering. Other than the foregoing, since July 1, 2024, there has been no transaction, and there is no currently proposed transaction, in which we were or are to be a participant, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a director or indirect material interest.

Item 14. Principal Accountant Fees and Services.

KPMG LLP (“KPMG”), Philadelphia, PA, Auditor Firm ID: 185, served as our independent registered public accounting firm for fiscal 2026 and fiscal 2025.

Audit Fees. For fiscal 2026, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $570,000.

For fiscal 2025, fees for professional services rendered for the audit of our annual consolidated financial statements and review of our consolidated financial statements in our Forms 10-Q and services provided in connection with regulatory filings and comfort letters were $670,000.

Audit-Related Fees. For fiscal 2026 and fiscal 2025, KPMG did not perform or bill us for any audit-related services.

Tax Fees. For fiscal 2026, KPMG billed us $56,817 for professional services rendered for tax compliance services. For fiscal 2025, KPMG billed us $62,702 for professional services rendered for tax compliance services.

All Other Fees. KPMG did not perform or bill us for any services other than those described above for fiscal 2026 and fiscal 2025.

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

All of the services and fees described above were reviewed and approved by the audit committee before the services were rendered.

PART IV TO BE UIPDATED

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

— Report of Independent Registered Public Accounting Firm

— Consolidated Balance Sheets

— Consolidated Statements of Operations

— Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity

— Consolidated Statements of Cash Flows

— Notes to Consolidated Financial Statements

2. Financial statement schedules: None.

3.	List of Exhibits

The following exhibits are incorporated by reference or filed as part of this report:

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
3.1	Restated Certificate of Incorporation of Palatin Technologies, Inc., as amended.	X
3.2	Amended and Restated Bylaws of Palatin Technologies, Inc.		8-K	September 17, 2021	001-15543
3.3	Certificate of Decrease of Series A Convertible Preferred Stock		10-Q	May 16, 2022	001-15543
3.4	Certificate of Designation of the Rights, Powers, Preferences, Privileges, and Restrictions, of the Series D Convertible Preferred Stock of Palatin Technologies, Inc.		8-K	June 13, 2025	001-15443
3.5	Certificate of Amendment to Restated Certificate of Incorporation, filed with the Delaware Secretary of State on August 6, 2025.		8-K	August 8, 2025	001-15543
4.1	Form of Series I Common Stock Purchase Warrant.		8-K	June 13, 2025	001-15543
4.2	Form of Series F Common Warrant.		8-K	May 8, 2025	001-15543
4.3	Form of Series G Common Warrant.		8-K	May 8, 2025	001-15543
4.4	Form of Series H Common Warrant.		8-K	May 8, 2025	001-15543
4.5	Form of Pre-Funded Warrant.		S-1	March 31, 2025	333-286280
4.6	Form of Common Warrant.		S-1	March 31, 2025	333-286280
4.7	Form of Pre-Funded Warrant.		8-K	February 10, 2025	001-15543
4.8	Form of Private Warrant.		8-K	February 10, 2025	001-15543
4.9	Form of Series C Warrant.		8-K	December 16, 2024	001-15543
4.10	Form of Series D Warrant.		8-K	December 16, 2024	001-15543
4.11	Form of Series B Warrant.		8-K	June 21, 2024	001-15543
4.12	Form of February 1, 2024 Private Warrant.		8-K	February 1, 2024	001-15543
4.13	Form of February 1, 2024 Placement Agent Warrant.		8-K	February 1, 2024	001-15543
4.14	Form of January 24, 2024 Amendment to the Placement Agent Warrants issued on November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.15	Form of January 24, 2024 Amendment to the Private Warrants issued to the Investor of November 2, 2022 and October 24, 2023.		10-Q	February 14, 2024	001-15543
4.16	Form of October 24, 2023 Private Warrant.		8-K	October 24, 2023	001-15543
4.17	Form of October 24, 2023 Placement Agent Warrant.		8-K	October 24, 2023	001-15543
4.18	Form of October 24, 2023 Pre-Funded Warrant.		8-K	October 24, 2023	001-15543
4.19	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.20	Form of Common Stock Purchase Warrant.		10-Q	May 16, 2022	001-15543
4.21	Form of Pre-Funded Warrant.		8-K	November 2, 2022	001-15543
4.22	Form of Common Warrant.		8-K	November 2, 2022	001-15543
4.23	For of Placement Agent Warrant.		8-K	November 2, 2022	001-15543
4.24	Form of Series A 2012 Warrant.		8-K	July 6, 2012	001-15543
4.25	Form of Series B 2012 Warrant.		8-K	July 6, 2012	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
4.26	Form of Series C 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.27	Form of Series D 2014 Common Stock Purchase Warrant.		8-K	December 30, 2014	001-15543
4.28	Form of Series E 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.29	Form of Series F 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.30	Form of Series G 2015 Common Stock Purchase Warrant.		8-K	July 7, 2015	001-15543
4.31	Form of Series H 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.32	Form of Series I 2016 Common Stock Purchase Warrant.		8-K	August 2, 2016	001-15543
4.33	Form of Series J 2016 Common Stock Purchase Warrant.		8-K	December 1, 2016	001-15543
4.34	Description of Securities		10-K	September 12, 2019	001-15543
10.1†	1996 Stock Option Plan, as amended.		10-K	September 28, 2009	001-15543
10.2†	Form of Option Certificate (Incentive Option) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.3†	Form of Incentive Stock Option Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.4†	Form of Opinion Certificate (Non-Qualified Opinion) Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.5†	Form of Non-Qualified Stock Option Agreement Under the 2005 Stock Plan.		8-K	September 21, 2011	001-15543
10.6†	2007 Change in Control Severance Plan.		10-Q	February 8, 2008	001-15543
10.7†	2005 Stock Plan, as amended.		10-Q	May 15, 2009	001-15543
10.8†	Form of Executive Officer Option Certificate.		10-Q	May 14, 2008	001-15543
10.9†	Form of Amended Restricted Stock Unit Agreement.		10-Q	May 14, 2008	001-15543
10.10†	Form of Amended Option Certificate (Incentive Option) Under the 2005 Stock Plan.		10-Q	May 14, 2008	001-15543
10.11†	2011 Stock Incentive Plan, as amended, restated and adopted by the stockholders on June 20, 2023.		10-K	September 30, 2024	001-15543
10.12†	Form of Restricted Share Unit Agreement Under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.13†	Form of Nonqualified Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.14†	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan.		10-Q	May 13, 2011	001-15543
10.15†	Form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.16†	Form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.17†	Form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		8-K	December 11, 2015	001-15543
10.18†	Amended form of Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.19†	Amended form of Performance-Based Restricted Share Unit Agreement under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.20†	Amended form of Restricted Share Unit Agreement for Non-Employee Directors under the 2011 Stock Incentive Plan.		10-Q	February 12, 2016	001-15543
10.21	Form of Indenture.		S-3	August 17, 2018	333-226905
10.22	Amended and Restated Venture Loan and Security Agreement, dated July 2, 2015, by and between Palatin Technologies, Inc. and Horizon Technology Finance Corporation, Fortress Credit Co LLC, Horizon Credit II LLC and Fortress Credit Opportunities V CLO Limited.		8-K	July 7, 2015	001-15543
10.23††	Termination and Release Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.24††	Commercial Supply Agreement dated September 29, 2020, by and between Catalent Belgium S.A. and Palatin Technologies, Inc.		10-Q	November 16, 2020	001-15543
10.25††	License Agreement, dated January 8, 2017, by and between AMAG Pharmaceuticals, Inc. and Palatin Technologies, Inc.		10-Q	February 10, 2017	001-15543
10.26††	License Agreement, dated September 6, 2017, by and between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and Palatin Technologies, Inc.		10-Q	November 13, 2017	001-15543
10.27†	Employment Agreement, effective as of July 1, 2022, between Carl Spana and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.28†	Employment Agreement, effective as of July 1, 2022, between Stephen T. Wills and Palatin Technologies, Inc.		8-K	June 24, 2022	001-15543
10.29	Termination Agreement between Palatin Technologies, Inc. And AMAG Pharmaceuticals, Inc., dated July 24, 2020.		8-K	July 27, 2020	001-15543
10.30†††	Manufacturing Services Agreement, dated as of June 1, 2019, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Lonza Ltd.		10-K	September 25, 2020	001-15543

Exhibit Number	Description	Filed Herewith	Form	Filing Date	SEC File No.
10.31†††	Supply Agreement, dated as of December 20, 2018, by and between Palatin Technologies, Inc. (as assignee from AMAG Pharmaceuticals, Inc.) and Ypsomed AG.		10-K	September 25, 2020	001-15543
10.32	Equity Distribution Agreement, dated April 12, 2023, between Palatin Technologies, Inc. and Canaccord Genuity LLC.		8-K	April 12, 2023	001-15543
10.33	Form of Securities Purchase Agreement, dated October 20, 2023, between the Company and the Purchasers named therein.		8-K	October 24, 2023	001-15543
10.34	Asset Purchase Agreement entered into December 19, 2023, between the Company and Cosette Pharmaceuticals, Inc.		10-Q	February 14, 2024	001-15543
10.35	Form of Securities Purchase Agreement, dated January 29, 2024, between the Company and the Purchasers named therein.		8-K	February 1, 2024	001-15543
10.36	Inducement Letter, dated June 20, 2024.		8-K	June 21, 2024	001-15543
19	Palatin Technologies, Inc. Insider Trading and Securities Law Compliance Policy.		10-K	September 30, 2024	001-15543
21	Subsidiary of Palatin Technologies, Inc.	X
23	Consent of KPMG LLP.	X
31.1	Certification of Chief Executive Officer.	X
31.2	Certification of Chief Financial Officer.	X
32.1§	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2§	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Palatin Technologies, Inc. Compensation Recovery Policy (Clawback Policy).		10-K	September 30, 2024
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).	X

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

Date: September 28, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carl Spana	President, Chief Executive Officer and Director	September 28, 2026
Carl Spana	(principal executive officer)

/s/ Stephen T. Wills	Executive Vice President, Chief Financial Officer	September 28, 2026
Stephen T. Wills	and Chief Operating Officer (principal financial and accounting officer)

/s/ John K. A. Prendergast	Chairperson and Director	September 28, 2026
John K. A. Prendergast

/s/ Alan W. Dunton	Director	September 28, 2026
Alan W. Dunton

/s/ Arlene M. Morris	Director	September 28, 2026
Arlene M. Morris

